Form 10-Q
period 2015-03-31
GP Investments Acquisition Corp.
filed 2015-07-02
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

 Commission File Number: 001-37397

GP INVESTMENTS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 E. 52nd Street, Suite 5003 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 430-4340

Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2015, there were 21,562,500 shares of the Company’s ordinary shares issued and outstanding.

GP INVESTMENTS ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GP INVESTMENTS ACQUISITION CORP.

CONDENSED BALANCE SHEET

As of March 31, 2015

(Unaudited)

ASSETS

Current asset – cash and cash equivalents	$98,595
Deferred offering costs	273,375
Total Assets	$371,970

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Accrued offering costs	$232,000
Accrued expenses	8,000
Advance from related party	16,321
Promissory note – related party	100,000
Total Liabilities	356,321

Commitments and Contingencies

Shareholder’s Equity

Preferred shares, $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,312,500 shares issued and outstanding (1)	431
Additional paid in capital	24,569
Accumulated deficit	(9,351)
Total Shareholder’s Equity	15,649
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$371,970

(1)	Includes an aggregate of 562,500 shares held by the initial shareholders that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full (see Notes 5 and 7).

The accompanying notes are an integral part of the condensed financial statements.

GP Investments Acquisition CORP.

CONDENSED STATEMENT OF OPERATIONS

For the period from January 28, 2015 (inception) through March 31, 2015

(Unaudited)

Formation and operational costs	$9,351
Net Loss	$(9,351)
Weighted average shares outstanding, basic and diluted(1)	3,750,000
Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of 562,500 shares held by the initial shareholders that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full (see Notes 5 and 7).

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statement of Cash Flows

For the period from January 28, 2015 (inception) through March 31, 2015

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(9,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	8,000
Net cash used in operating activities	(1,351)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Payment of offering costs	(26,375)
Proceeds from advances from related party	1,321
Proceeds from promissory notes – related parties	100,000
Net cash provided by financing activities	99,946

Net Change in Cash and Cash Equivalents	98,595
Cash and Cash Equivalents – Beginning	—
Cash and Cash Equivalents – Ending	$98,595

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$232,000
Payment of offering costs through advance from related party	$15,000

The accompanying notes are an integral part of the condensed financial statements.

GP Investments Acquisition CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

1.	Description of Organization and Business Operations

GP Investments Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on January 28, 2015. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

At March 31, 2015, the Company had not yet commenced operations. All activity through March 31, 2015 related to the Company’s formation and its Initial Public Offering, which is described below.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on May 19, 2015. On May 26, 2015, the Company consummated the Initial Public Offering of 17,250,000 units (“Units”), which includes the exercise by the underwriters of their entire over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,062,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, GPIC, Ltd, a Bermuda company (“Sponsor”), generating gross proceeds of $6,062,500, which is described in Note 4.

Transaction costs amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $610,590 of Initial Public Offering costs. In addition, after the closing of the Initial Public Offering, $1,130,665 of cash was held outside of the Trust Account and was available for working capital purposes.

Following the closing of the Initial Public Offering, an amount of $172,500,000 ($10.00 per share) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s Business Combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

GP Investments Acquisition CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

The Company will provide its shareholders with the opportunity to redeem all or a portion of their shares included in the Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The per-share price of the Public Shares to be redeemed (initially $10.00 per share), payable in cash, will be equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income and franchise tax obligations, divided by the number of then outstanding Public Shares. The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s initial shareholders have agreed to waive their redemption rights with respect to the founder shares (as defined in Note 5) and Public Shares in connection with the completion of a Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval, it will complete a Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders have agreed to vote their founder shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Additionally, each shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering (“Excess Shares”). However, the Company would not be restricting the shareholders’ ability to vote all of their shares (including Excess Shares) for or against a Business Combination.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income and franchise tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of the laws of the Cayman Islands and other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the founder shares if the Company fails to complete a Business Combination during the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

GP Investments Acquisition CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC and declared effective on May 19, 2015, as well as the Company's Form 8-K, as filed with the SEC on June 1, 2015. The interim results for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the period from January 28, 2015 (inception) through December 31, 2015 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2015.

GP Investments Acquisition CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $10,960,590 were charged to shareholder’s equity upon completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2015, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of March 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 562,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Notes 5 and 7). At March 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

GP Investments Acquisition CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occurred between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as discussed elsewhere, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

3.	Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. In addition, as a result of the underwriters election to exercise their entire over-allotment option, the Company sold an additional 2,250,000 Units to the underwriters at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share (see Note 7).

4.	Private Placement

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 6,062,500 Private Placement Warrants at a purchase price of $1.00 per warrant in a private placement. Each Private Placement Warrant is exercisable to purchase one ordinary share at $11.50 per share. The proceeds from the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions with respect to the Private Placement Warrants.

5.	Related Party Transactions

Founder Shares

On March 2, 2015, the Company issued 4,312,500 ordinary shares to GPIAC, LLC, a company whose sole member is the Sponsor (the “founder shares”), for an aggregate purchase price of $25,000. The 4,312,500 founder shares included an aggregate of up to 562,500 shares subject to forfeiture by the initial shareholders (or their permitted transferees) on a pro rata basis depending on the extent to which the underwriter’s over-allotment was exercised. As a result of the underwriter’s election to exercise its full over-allotment option to purchase 2,250,000 Units on May 26, 2015 (see Note 6), 562,500 founder shares were no longer subject to forfeiture. The founder shares are identical to the Public Shares included in the Units sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) the initial shareholders have agreed (i) to waive their redemption rights with respect to the founder shares and Public Shares purchased during or after the Initial Public Offering in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period.

The founder shares may not be transferred, assigned or sold until one year after the date of the consummation of a Business Combination or earlier if, subsequent to a Business Combination, (i) the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-Up Period”).

GP Investments Acquisition CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Related Party Advances

As of March 31, 2015, the Sponsor advanced an aggregate of $16,321 directly to management and the Company’s vendors for costs associated with the Initial Public Offering. Subsequent to March 31, 2015, the Sponsor advanced an additional $70,000 directly to the Company’s vendors. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering.

Promissory Notes - Related Party

The Company entered into a promissory note with the Sponsor, pursuant to which the Sponsor loaned the Company $100,000 (“Promissory Note”) to be used for the payment of costs associated with the Initial Public Offering. The Promissory Note was non-interest bearing, unsecured and due on the earlier of December 31, 2015 or the closing of the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans.

6.	Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on May 19, 2015 with the holders of the founder shares, Private Placement Warrants and Warrants, the holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities and shares that may be issued upon conversion of the Private Placement Warrants, Warrants and Working Capital Loans. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price. On May 26, 2015, simultaneously with the consummation of the Initial Public Offering, the underwriters elected to exercise their over-allotment option to purchase 2,250,000 Units at a purchase price of $10.00 per share.

The underwriters are entitled to an underwriting discount of 6.0%, of which two and one-half percent (2.5%), or $4,312,500, was paid in cash at the closing of the Initial Public Offering on May 26, 2015, and up to three and one-half percent (3.5%), or $6,037,500, has been deferred. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

GP Investments Acquisition CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Administrative Service Fee

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services.

7.	Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2015, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - On May 7, 2015, the Company filed an Amended and Restated Memorandum and Articles of Association increasing the number of authorized ordinary shares from 100,000,000 shares to 400,000,000 shares. The Company's ordinary shares have a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2015, there were 4,312,500 issued and outstanding, of which 562,500 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Sponsor would own founder shares equal to 20% of the issued and outstanding founder shares and public shares after the Initial Public Offering (assuming it did not purchase any shares in the Initial Public Offering). As a result of the underwriter’s election to exercise its full over-allotment option to purchase 2,250,000 ordinary shares on May 26, 2015, 562,500 founder shares were no longer subject to forfeiture.

Warrants - Public Warrants may only be exercised for a whole number of ordinary shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s ordinary shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Once the warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

•	in whole and not in part;

GP Investments Acquisition CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on a the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering their Public Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. Accordingly, the warrants may expire worthless.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to GP Investments Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (“SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on January 28, 2015 as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of warrants in a private placement that occurred simultaneously with the consummation of the Initial Public Offering, our shares, debt or a combination of these as the consideration to be paid in our initial business combination.

Results of Operations

During the three months ended March 31, 2015, we had net losses of $9,351. The Company’s entire activity from January 28, 2015 (inception) through March 31, 2015, was related to the Company’s formation and its Initial Public Offering, described elsewhere in this report, which was consummated on May 26, 2015. We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business within the required 24 months from May 26, 2015.

Liquidity and Capital Resources

As of March 31, 2015, we had cash held outside of our trust accounts, of $98,595. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial sale of our founder shares to GPIAC, LLC, a Delaware limited liability company (the “Sponsor”) for an aggregate purchase price of $25,000 and an aggregate of $16,321 advanced by our Sponsor directly to management and the Company’s vendors for costs associated with the Initial Public Offering. The advances were repaid upon the consummation of the Initial Public Offering. In addition, the Company entered into a promissory note with the Sponsor, pursuant to which the Sponsor loaned the Company $100,000 (the “Promissory Note”) to be used for the payment of costs associated with the Initial Public Offering. The Promissory Note was non-interest bearing, unsecured and due on the earlier of December 31, 2015 or the closing of the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering.

On May 26, 2015, we consummated the Company’s Initial Public Offering of 17,250,000 units (“Units”), which includes the exercise by the underwriters of their entire over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000 before underwriting discounts and expenses. Each Unit consists of one ordinary share and one-half of one warrant. Simultaneously with the consummation of the Initial Public Offering, we consummated the private sale of an aggregate of 6,062,500 warrants (the “Private Placement Warrants”), at a price of $1.00 per warrant in a private placement to GPIC, Ltd, a Bermuda company, generating gross proceeds of $6,062,500. Each Private Placement Warrant is exercisable to purchase one ordinary share at $11.50 per share.

A total of $172,500,000, comprised of approximately $168,187,500 of the proceeds from the Initial Public Offering, including approximately $6,037,500 of underwriters’ deferred discount, and $4,312,500 of the proceeds of the sale of the Private Placement Warrants were placed in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. These funds will not be released until the earlier of the Company’s completion of its initial business combination or the redemption of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the offering, although the Company may withdraw the interest earned on the funds held in the trust account to pay franchise and income taxes. The amount of proceeds not deposited in the trust account was approximately $1,000,000 at the closing of the Initial Public Offering. For a description of the proceeds generated in the Company’s Initial Public Offering and a discussion of the use of such proceeds, we refer you to Note 1 of the unaudited condensed interim financial statements included in this report.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or enter into any non-financial agreements involving assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an administrative agreement to pay an affiliate of our Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services, commencing on the date our securities are first listed on The NASDAQ Capital Market. Upon the earlier of the completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities and activities relating to the Initial Public Offering. We have neither engaged in any operations nor generated any revenues.

We have not engaged in any hedging activities since our inception on January 28, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on May 20, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

On March 2, 2015, our Sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share.

On May 26, 2015, simultaneously with the consummation of the Initial Public Offering, we consummated the private sale of an aggregate of 6,062,500 Private Placement Warrants, at a price of $1.00 per warrant in a private placement to GPIC, Ltd, a Bermuda company, generating gross proceeds of $6,062,500. Each Private Placement Warrant is exercisable to purchase one ordinary share at $11.50 per share. The Private Placement Warrants, which were purchased by our Sponsor, are substantially similar to the warrants underlying the units issued in our Initial Public Offering (the “Warrants”), except that if held by the original holder or their permitted assign, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our Business Combination. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

Subsequent to the quarterly period covered by this report, on May 26, 2015, we consummated the Initial Public Offering of 17,250,000 units at a price of $10.00 per unit, with each unit consisting of one ordinary share, $0.0001 par value per share, and one-half of one Warrant. Each whole Warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share. Only whole Warrants are exercisable. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Initial Public Offering, provided an effective registration statement under the Securities Act exists covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to the Warrants is available (or the Company permits holders to exercise the Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000. Citigroup Global Markets Inc. acted as underwriter. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-203500). The SEC declared the registration statement effective on May 19, 2015.

Transaction costs amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account) and $610,590 of Initial Public Offering costs. Citigroup Global Markets Inc. also agreed to defer $6,037,500 in underwriting commissions and advisory fees, which amount will be payable upon consummation of the Initial Business Combination if consummated. We also repaid our Sponsor $100,000 in satisfaction of an outstanding promissory note after the closing of the Initial Public Offering, in addition to $86,321 in advances from our Sponsor.

After deducting the underwriting commissions (excluding the deferred portion of $6,037,500 in underwriting commissions and advisory fees, which amount will be payable if the Initial Business Combination is consummated) and the estimated offering expenses, the total net proceeds from the Initial Public Offering and the private placement of Private Placement Warrants was approximately $173,500,000, of which $172,500,000 (or approximately $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the Form S-1 filed by the Company on April 17, 2015).
4.1	Warrant Agreement (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on June 1, 2015).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP INVESTMENTS ACQUISITION CORP.

Date: July 2, 2015	/s/ Antonio Bonchristiano
	Name:	Antonio Bonchristiano
	Title:	Chief Executive Officer; Chief Financial Officer
(Principal Financial and Accounting Officer)

