Form 10-Q
period 2015-06-30
GP Investments Acquisition Corp.
filed 2015-08-07
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, there were 21,562,500 shares of the Company’s ordinary shares issued and outstanding.

GP INVESTMENTS ACQUISITION CORP.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GP INVESTMENTS ACQUISITION CORP.

CONDENSED BALANCE SHEET

As of June 30, 2015

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,110,063
Prepaid expenses	21,745
Total Current Assets	1,131,808

Cash and securities held in Trust Account	172,535,231

TOTAL ASSETS	$173,667,039

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liability – Accrued expenses	$10,000
Deferred underwriting fees	6,037,500
Total Liabilities	6,047,500

Commitments and Contingencies
Ordinary shares subject to possible redemption, 16,258,632 shares at redemption value	162,619,530

Shareholders' Equity
Preferred shares, $0.0001 par value; 20,000,000 authorized, none issued and outstanding	-
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,303,868 shares issued and outstanding (excluding 16,258,632 shares subject to possible redemption)	530
Additional paid in capital	5,006,850
Accumulated deficit	(7,371)
Total Shareholders' Equity	5,000,009

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,667,039

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2015	For the Period from January 28, 2015 (inception) through June 30, 2015

Operating costs	$33,251	$42,602
Loss from operations	(33,251)	(42,602)

Other income:
Interest income	35,231	35,231
Net Income (Loss)	$1,980	$(7,371)

Weighted average shares outstanding, basic and diluted	4,346,440	4,104,745

Basic and diluted net income (loss) per common share	$0.00	$(0.00)

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the period from January 28, 2015 (inception) through June 30, 2015

(Unaudited)

	Ordinary Shares		Additional Paid-	Accumulated	Total Shareholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance - January 28, 2015	-	$-	$-	$-	$-

Ordinary shares issued to initial shareholder	4,312,500	431	24,569	-	25,000

Sale of 15,000,000 Units, net of underwriters discount and offering expenses	15,000,000	1,500	140,387,910	-	140,389,410

Sale of 2,250,000 over-allotment Units to underwriters, net of underwriters discount	2,250,000	225	21,149,775	-	21,150,000

Sale of 6,062,500 Private Placement Warrants	-	-	6,062,500	-	6,062,500

Ordinary shares subject to redemption	(16,258,632)	(1,626)	(162,617,904)	-	(162,619,530)

Net loss				(7,371)	(7,371)

Balance – June 30, 2015	5,303,868	$530	$5,006,850	$(7,371)	$5,000,009

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statement of Cash Flows

For the period from January 28, 2015 (inception) through June 30, 2015

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(7,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(35,231)
Changes in operating assets and liabilities:
Prepaid expenses	(21,745)
Accrued expenses	10,000
Net cash used in operating activities	(54,347)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	146,250,000
Proceeds from sale of Private Placement Warrants	6,062,500
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	21,937,500
Payment of offering costs	(525,590)
Proceeds from related party advances	1,321
Payments of related party advances	(86,321)
Proceeds from related party promissory notes	100,000
Repayment of related party promissory notes	(100,000)
Net cash provided by financing activities	173,664,410

Net Change in Cash and Cash Equivalents	1,110,063
Cash and Cash Equivalents - Beginning	-
Cash and Cash Equivalents - Ending	$1,110,063

Non-cash investing and financing activities:
Deferred underwriting fees	$6,037,500
Payment of offering costs through related party advances	$85,000

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

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

At June 30, 2015, the Company had not yet commenced operations. All activity through June 30, 2015 related to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $610,590 of Initial Public Offering costs. In addition, as of June 30, 2015, $1,110,063 of cash was held outside of the Trust Account and was available for working capital purposes.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC and declared effective on May 19, 2015, as well as the Company's Form 8-K, as filed with the SEC on June 1, 2015. The interim results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the period from January 28, 2015 (inception) through December 31, 2015 or for any future interim periods.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2015.

Cash and securities held in Trust Account

At June 30, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2015, the ordinary shares subject to possible redemption in the amount of $162,619,530 (or 16,258,632 shares) are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs that were directly related to the Initial Public Offering. Offering costs amounting to $10,960,590 were charged to shareholder’s equity upon completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2015, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of June 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2015 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Administrative Service Fee

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For the period ended June 30, 2015, the Company incurred $20,000 of administrative service fees, of which $10,000 is payable as of June 30, 2015.

Related Party Advances

As of May 26, 2015, the Sponsor advanced an aggregate of $86,321, of which $85,000 was advanced directly to management and the Company’s vendors for costs associated with the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

7. Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2015, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - On May 7, 2015, the Company filed an Amended and Restated Memorandum and Articles of Association increasing the number of authorized ordinary shares from 100,000,000 shares to 400,000,000 shares. The Company's ordinary shares have a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2015, there were 5,303,868 ordinary shares issued and outstanding (excluding 16,258,632 ordinary shares subject to possible redemption).

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

8. Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2015 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2015
Assets:
Cash and securities held in Trust Account	1	$172,535,231

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

Results of Operations

Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. All activity from inception to June 30, 2015 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2015, we had net income of $1,980. For the period from January 28, 2015 (inception) through June 30, 2015, we had a net loss of $7,371. The results of operations in each period mainly consist of operating costs, offset by interest earned on the Trust Account.

Liquidity and Capital Resources

On May 26, 2015, we consummated our Initial Public Offering of 17,250,000 units (“Units”), which includes the exercise by the underwriters of their entire over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000 before underwriting discounts and expenses. Each Unit consists of one ordinary share and one-half of one warrant. Simultaneously with the consummation of the Initial Public Offering, we consummated the private sale of an aggregate of 6,062,500 warrants (the “Private Placement Warrants”), at a price of $1.00 per warrant in a private placement to GPIC, Ltd, a Bermuda company, generating gross proceeds of $6,062,500. Each Private Placement Warrant is exercisable to purchase one ordinary share at $11.50 per share.

We received net proceeds from our Initial Public Offering and sale of the Private Placement Warrants of $173,639,410, net of $4,312,500 cash paid for underwriting fees and $610,590 cash paid for offering costs. In addition, up to $6,037,500 of underwriting fees were deferred until the closing of a business combination. Upon the closing of our Initial Public Offering and the Private Placement Warrants, $172,500,000 was placed into a trust account (“Trust Account”), while the remaining funds were placed in an account outside of the Trust Account for working capital purposes.

As of June 30, 2015, we had cash and securities held in the Trust Account of $172,535,231 consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes and up to $100,000 of our dissolution expenses. Through June 30, 2015, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of June 30, 2015, we had cash of $1,110,063 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of June 30, 2015, we had accounts payable and accrued expenses of $10,000.

For the period from January 28, 2015 (inception) through June 30, 2015, cash used in operating activities amounted to $54,347, mainly resulting from a net loss of $7,371, non-operating interest earned on the Trust Account of $35,231 and payment of transfer agent and trustee fees of $24,400.

We intend to use substantially all of the funds held in the Trust Account (less amounts used to pay taxes and deferred underwriting commissions) to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, structure, negotiate and complete a Business Combination, pay taxes to the extent the interest earned on the Trust Account is insufficient to pay our taxes and pay our NASDAQ annual fee.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2015, the ordinary shares subject to possible redemption in the amount of $162,619,530 (or 16,258,632 shares) are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our initial public offering and the sale of the Private Placement Warrants held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

None.

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

GP INVESTMENTS ACQUISITION CORP.

Date: August 7, 2015	/s/ Antonio Bonchristiano
	Name:	Antonio Bonchristiano
	Title:	Chief Executive Officer; Chief Financial Officer
(Principal Financial and Accounting Officer)

