Form 10-K
period 2015-12-31
GP Investments Acquisition Corp.
filed 2016-03-28
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 001-37397

GP INVESTMENTS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 E. 52nd Street, Suite 5003 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 430-4340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Public Units, each consisting of one Ordinary Share, $0.0001 par value, and one-half of one Warrant	The NASDAQ Capital Market LLC

Ordinary Shares, par value $0.0001 per share	The NASDAQ Capital Market LLC

Warrants, exercisable for one Ordinary Share	The NASDAQ Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's ordinary shares were not publicly traded. The registrant's units began trading on the Nasdaq Capital Market on May 19, 2015 and the registrant's ordinary shares and warrants began trading on the Nasdaq Capital Market on July 10, 2015. The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s ordinary shares on December 31, 2015 (the last business day of the registrant’s most recently completed fiscal quarter), as reported on the Nasdaq Capital Market, was approximately $165,772,500.

As of March 18, 2016, there were 21,562,500 shares of the Company’s ordinary shares issued and outstanding.

i

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 9. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References to the “Company,” “we,” “our” and “us” refer to GP Investments Acquisition Corp. References to our “management” or our “management team” refer to our executive officers and directors, and references to the “Sponsor” refer to GPIC, Ltd., a Bermuda limited liability company or its wholly-owned subsidiary, GPIAC, LLC, a Delaware limited liability company.

Item 1. Business

We are a blank check company incorporated on January 28, 2015 as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our Sponsor and management team to identify and complete a business combination with one or more businesses in the asset management industry, although we may pursue business combination opportunities in other industries. Our amended and restated memorandum and articles of association prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on May 19, 2015. On May 26, 2015, the Company consummated the Initial Public Offering of 17,250,000 units (the “Public Units”), with each Public Unit consisting of one ordinary share, $0.0001 par value per share (the “Public Shares”), and one-half of one warrant (the “Warrants”). The Public Units were sold at an offering price of $10.00 per Public Unit, generating total gross proceeds of $172,500,000.

Prior to the consummation of our initial public offering, on March 2, 2015, our Sponsor purchased 4,312,500 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share. The Founder Shares are identical to the ordinary shares included in the Public Units except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,062,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s Sponsor, generating gross proceeds of $6,062,500. Following the closing of the Initial Public Offering, an amount of $172,500,000 ($10.00 per share) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account with Continental Stock Transfer & Company acting as trustee (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the Trust Account as described below. As of December 31, 2015, no funds had been withdrawn from the Trust Account.

Effecting our Initial Business Combination

General

Other than searching for and evaluating potential target companies, we are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effect our initial business combination using cash from proceeds of our Initial Public Offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selecting a Target Business and Structuring our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions, advisory fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the 1940 Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination in our proxy solicitation materials or tender offer documents, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a due diligence review, which will include, as applicable, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. In no event, however, will our Sponsor, our officers or directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the closing of an initial business combination other than the reimbursement of any out-of-pocket expenses or the repayment of loans that we may receive from time to time to fund our working capital needs.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our shareholders with the opportunity to redeem all or a portion of their shares included in the Public Units sold in the Initial Public Offering upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is anticipated to be approximately $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our Warrants. Our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after our Initial Public Offering in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction whether the terms of the transaction would require us to seek shareholder approval by law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934 (the “Exchange Act”), which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have entered into letter agreements with us to vote their Founder Shares and any Public Shares purchased during or after our Initial Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed business combination, provided that a public shareholder must in fact vote for or against a proposed business combination in order to have his, her or its ordinary shares redeemed. In addition, our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of a business combination.

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either (a) tender their certificates to our transfer agent or (b) deliver their shares to the transfer agent electronically, in each case prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed business combination is not approved and we continue to search for a target company, we will promptly return any certificates delivered, or shares tendered electronically, by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 20% of the shares sold in our Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 20% of the shares sold in our Initial Public Offering) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Sponsor, executive officers and directors have agreed that we will have only 24 months from the closing of our Initial Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our business combination within the 24-month time period.

Our initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within 24 months from the closing of our Initial Public Offering. However, if our initial shareholders acquire Public Shares after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the allotted 24-month time frame. Such events might delay distribution of some or all of our assets to our public shareholders.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there may be numerous potential target businesses that we could acquire, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full time employees prior to the closing of an initial business combination.

Available Information

We are required to file Annual Reports on form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g. changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Form on Form 8-K. The public may read and copy the materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statement and other information regarding issuers that file electronically with the SEC. The SEC’s internet website is located at http://www.sec.gov.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks and uncertainties described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

We are an early stage blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage blank check company established under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our Initial Public Offering. Because we have no operating history and no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no current plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement. As such, there is a risk that we will be unable to continue as a going concern and consummate an initial business combination.

We are an early stage blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to consummate an initial business combination. If we do not complete an initial business combination by May 19, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In addition if we fail to complete an initial business combination by May 19, 2017, there will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of NASDAQ or if we decide to hold a shareholder vote for business or other reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. However, except as required by law, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our initial shareholders have entered into letter agreements with us to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have entered into letter agreements to vote their Founder Shares, as well as any Public Shares purchased during or after our Initial Public Offering, in favor of our initial business combination. Our initial shareholders own 20% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may decide to complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate the Trust Account, in which case our public shareholders may only receive approximately $10.00 per share and our Warrants will expire worthless.

Our Sponsor, executive officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive approximately $10.00 per share and our Warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Any such purchases may include an agreement with a selling shareholder that such shareholder, for so long as it remains the record holder of the shares in question, will not exercise its redemption rights with respect to the shares so purchased. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent or deliver their shares to the transfer agent electronically, in each case prior to the expiration date set forth in the tender offer documents or the vote on the proposal to approve the business combination. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those of our ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, and then only in connection with those of our ordinary shares that such shareholder properly elected to redeem, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Public Units, ordinary shares and Warrants are listed on NASDAQ. Although we were able to meet the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will continue to be listed on NASDAQ prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our ordinary shares (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would need to have a minimum number of holders of our ordinary shares (generally 300 round lot holders). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Public Units, ordinary shares and Warrants are listed on NASDAQ and as a result, are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on our redemption of our Public Shares and our Warrants will expire worthless.

We may encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Some of these competitors may possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

If the net proceeds of our Initial Public Offering not being held in the Trust Account are insufficient to allow us to operate until May 19, 2017, and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, and our Warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until May 19, 2017, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until May 19, 2017; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our Warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. In order to protect the amounts held in the Trust Account, our Sponsor has agreed to be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, even in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our public shareholders $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing it and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares and liquidation. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

If we are unable to consummate our initial business combination, our public shareholders may be forced to wait up to 24 months after the closing of our Initial Public Offering before redemption from our Trust Account.

If we are unable to consummate our initial business combination within 24 months from the closing of our Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $15,000 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Law for us to hold annual or general meetings or elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

We have not registered the ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants and causing such Warrants to expire worthless.

We have not registered the ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and to maintain a current prospectus relating to the ordinary shares issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus relating thereto, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Public Units will have paid the full unit purchase price solely for the ordinary shares included in the Public Units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement that we entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our initial shareholders and their permitted transferees can demand that we register the Founder Shares, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the ordinary shares of issuable upon exercise of the Private Placement Warrants and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register such Warrants or the ordinary shares issuable upon conversion of such Warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Warrants and the ordinary shares issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our initial shareholders, holders of our Private Placement Warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the specific merits or risks of any particular target business’ operations.

We may seek to complete a business combination in any industry or sector, but we will not be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Accordingly, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the industry or sector in which the target business operates or in the operations of the particular target business. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Public Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 400,000,000 ordinary shares, par value $0.0001 per share, and 20,000,000 preferred shares, par value $0.0001 per share. There are 363,750,000 authorized but unissued ordinary shares available for issuance including shares reserved for issuance upon exercise of outstanding Warrants. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, provided that, under our amended and restated memorandum and articles of association, we may not, prior to our initial business combination, issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on our initial business combination. The issuance of additional ordinary or preferred shares

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Public Units, ordinary shares and/or Warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the prospectus associated with our Initial Public Offering captioned “Taxation — Certain United States Federal Income Tax Considerations — General”) of our ordinary shares or Warrants, the U.S. Holder may be subject to certain adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year ending December 31, 2015 may depend on whether we qualify for the PFIC start-up exception (see the section of the prospectus associated with our Initial Public Offering captioned “Taxation — Certain United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). If we do not complete our initial business combination by the end of our current taxable year, and we have gross income for our current taxable year, we likely will be a PFIC for our current taxable year unless we complete our initial business combination in or prior to our taxable year ending December 31, 2016 and are not treated as a PFIC for either of our taxable years ending December 31, 2016 or December 31, 2017. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel or the hiring of ineffective personnel after the business combination could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We presently expect each of our employees to devote such amount of time as he reasonably believes is necessary to our business. However, each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, our executive officers and directors are employed by GP Investments, which is the investment manager to various private investment funds and other types of investments. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our executive officers, directors, security holders and their respective affiliates may have competing pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 2, 2015, our Sponsor purchased 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after our Initial Public Offering. Our Sponsor sold 20,000 Founder Shares at their original purchase price to each of our independent directors. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 6,062,500 Private Placement Warrants, each exercisable for one ordinary share at $11.50 per share, for a purchase price of $6,062,500, or $1.00 per warrant, which will also be worthless if we do not complete a business combination. The Founder Shares are identical to the ordinary shares included in the Public Units being sold in our Initial Public Offering. However, the holders have entered into letter agreements with us, pursuant to which they have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the sale of Private Placement Warrants provided us with $172.5 million that we may use to complete our business combination (excluding an aggregate of approximately $6.0 million of deferred underwriting commissions and other fees being held in the Trust Account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may result in numerous economic, competitive and regulatory consequences to us. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may have a substantial adverse impact upon our operations and profitability.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments and NASDAQ. In particular, we are required to comply with certain SEC, NASDAQ and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

The officers and directors of a business combination target may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of a business combination target’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a business combination target’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of a business combination target will not wish to remain in place.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold in connection with our initial business combination. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold in connection with our initial business combination, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to effectuate our initial business combination though amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of a majority of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of a majority of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. In all other instances, our amended and restated memorandum and articles of association may be amended by holders of a majority of at least two-thirds of our outstanding ordinary shares who attend and vote in a general meeting, subject to applicable provisions of the applicable stock exchange rules. Our initial shareholders, beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional ordinary shares, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. One factor to be considered in making such additional purchases would be a consideration of the current trading price of our ordinary shares. In addition, our board of directors, whose members were elected by our initial shareholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of public Warrants with the approval by the holders of at least 50% of the then outstanding public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of our ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our Warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public Warrants to make any change that adversely affects the interests of the registered holders of public Warrants. Accordingly, we may amend the terms of the public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public Warrants approve of such amendment. Although our ability to amend the terms of the public Warrants with the consent of at least 50% of the then outstanding public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of our ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our Warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our business combination.

We issued Warrants to purchase 8,625,000 of our ordinary shares as part of the Public Units sold in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement an aggregate of 6,062,500 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share. In addition, if our Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our Warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Warrants sold as part of the Public Units in our Initial Public Offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the ordinary shares issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by their initial purchasers or their permitted transferees until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each Public Unit contains one-half of one warrant and only a whole warrant may be exercised, the Public Units may be worth less than units of other blank check companies.

Each Public Unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the Warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. A holder of our public Warrants will not be able to exercise any one-half of one warrant unless it is combined with another one-half of one warrant. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the Public Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Public Units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financing reporting standards (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2016. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our business, financial condition and results of operations may be adversely affected.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. Holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management will likely resign from their positions as officers of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 150 E. 52nd Street, Suite 5003 New York, New York 10022, and our telephone number is (212) 430-4340. Our executive offices are provided to us by an affiliate of our Sponsor. We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We believe, based on rents and fees for similar services, that this amount is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2015, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Public Units, ordinary shares and Warrants are listed on NASDAQ under the symbols “GPIAU,” “GPIA” and “GPIAW,” respectively. Our ordinary shares and Warrants began separate trading on July 10, 2015 on NASDAQ.

The following table includes the high and low sales prices for our Public Units, ordinary shares and Warrants for the periods presented.

	Public Units (GPIAU)		Ordinary Shares (GPIA)		Warrants (GPIAW)
Fiscal 2015:	High	Low	High	Low	High	Low
Quarter ended 6/30/2015	$10.55	$10.00	$--	$--	$--	$--
Quarter ended 9/30/2015	$10.20	$9.90	$9.75	$9.50	$0.98	$0.50
Quarter ended 12/31/2015	$10.04	$9.65	$9.77	$9.50	$0.80	$0.15

(1)	Our Public Units began trading on NASDAQ on May 19, 2015. As a result, the figures for the quarter ended June 30, 2015 are for the period from May 19, 2015 through June 30, 2015.

(2)	Our ordinary shares began separate trading on NASDAQ on July 10, 2015. As a result, the figures for the quarter ended September 30, 2015 are for the period from July 10, 2015 through September 30, 2015.

(3)	Our Warrants began separate trading on NASDAQ on July 10, 2015. As a result, the figures for the quarter ended September 30, 2015 are for the period from July 10, 2015 through September 30, 2015.

Holders

As of March 8, 2016, there were five holders of record of our ordinary shares, one holder of record of our Public Units and two holders of record of our Warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants that we may agree to in connection therewith.

Performance Graph

The graph below compares the cumulative total return of our Public Units (the blue line in the chart below) from May 19, 2015, the date that our Public Units were first listed on NASDAQ, through December 31, 2015 with the comparable cumulative return of three indices: the S&P 500 Index (the green line in the chart below), the Dow Jones Industrial Average Index (the red line in the chart below) and NASDAQ (the green line in the chart below). The graph plots the growth in value of an initial investment in each of our Public Units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6. Selected Financial Data.

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this Report.

December 31, 2015
Income Statement Data:
Loss from operations	$(208,978)
Net loss	(130,726)

Balance Sheet Data:
Cash	$967,449
Cash and securities held in Trust Account	172,578,252
Total assets	173,553,652
Ordinary shares subject to possible redemption	162,496,183

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. All activity from inception to December 31, 2015 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 28, 2015 (inception) through December 31, 2015, we had a net loss of $130,726. The results of operations mainly consist of operating costs, offset by interest earned on securities in the Trust Account.

Liquidity and Capital Resources

On May 26, 2015, we consummated our Initial Public Offering of 17,250,000 Units, which includes the exercise by the underwriters of their entire over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of an aggregate of 6,062,500 Private Placement Warrants, at a price of $1.00 per warrant in a private placement to GPIC, Ltd, a Bermuda company, generating gross proceeds of $6,062,500. Each Private Placement Warrant is exercisable to purchase one ordinary share at $11.50 per share.

We received net proceeds from our Initial Public Offering and sale of the Private Placement Warrants of $173,639,410, net of $4,312,500 cash paid for underwriting fees and $610,590 cash paid for offering costs. In addition, up to $6,037,500 of underwriting fees were deferred until the closing of a business combination. Upon the closing of our Initial Public Offering and the Private Placement Warrants, $172,500,000 was placed into the Trust Account, while the remaining funds were placed in an account outside of the Trust Account for working capital purposes.

As of December 31, 2015, we had cash and securities held in the Trust Account of $172,578,252 (including $78,252 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes and up to $100,000 of our dissolution expenses. Through December 31, 2015, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of December 31, 2015, we had cash of $967,449 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of December 31, 2015, we had accounts payable and accrued expenses of $19,968.

For the period from January 28, 2015 (inception) through December 31, 2015, cash used in operating activities amounted to $196,961, mainly resulting from a net loss of $130,726, interest earned on the Trust Account of $61,682, unrealized gain on securities held in the Trust Account of $ 16,570 and payment of transfer agent and trustee fees of $24,400.

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

We believe we have sufficient capital to operate our business for at least the next twelve months from the date of the issuance of this Annual Report on Form 10-K. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-15 comprising a portion of this Report.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the period from January 28, 2015 (inception) through December 31, 2015.

	2015
	First Quarter (January 28, 2015 (inception) through March 31, 2015)	Second Quarter	Third Quarter	Fourth Quarter	For the period from January 28, 2015 (inception) through December 31, 2015

Operating costs	$9,351	$33,251	$81,162	$85,214	$208,978
Loss from operations	(9,351)	(33,251)	(81,162)	(85,214)	(208,978)
Interest income	-	35,231	29,335	13,686	78,252
Net (Loss) Income	$(9,351)	$1,980	$(51,827)	$(71,528)	$(130,726)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	3,750,000	4,346,440	5,303,868	5,311,812	4,761,628

Balance Sheet Data (at period end)
Cash	$98,595	$1,110,063	$1,045,663	$967,449	$967,449
Cash and securities held in Trust Account	-	172,535,231	172,564,566	172,578,252	172,578,252
Total Assets	371,970	173,667,039	173,625,541	173,553,652	173,553,652
Deferred underwriting fees	-	6,037,500	6,037,500	6,037,500	6,037,500
Total Liabilities	356,321	6,047,500	6,057,829	6,057,468	6,057,468
Ordinary shares subject to possible redemption	-	162,619,530	162,567,711	162,496,183	162,496,183
Total Shareholders’ Equity	$15,649	$5,000,009	$5,000,001	$5,000,001	$5,000,001

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Antonio Bonchristiano	47	Chief Executive Officer; Chief Financial Officer (Principal Financial and Accounting Officer); Director
Fersen Lamas Lambranho	53	Chairman of the Board of Directors
Christopher Brotchie	69	Independent Director
Fernando d’Ornellas Silva	57	Independent Director
Alexandre Hohagen	47	Independent Director

Antonio Bonchristiano has been our Chief Executive Officer, Chief Financial Officer and director since March of 2015. Mr. Bonchristiano is also a member of the board and Chief Executive Officer of GP Investments. He joined GP Investments in 1993 and has been a Managing Director since 1995. Prior to joining GP Investments, Mr. Bonchristiano was a Partner at Johnston Associates Inc., a finance consultancy based in London, and worked for Salomon Brothers Inc. in London and New York. Currently, he serves as a member of the board of directors of AMBEV, GP Advisors, and SPICE. Mr. Bonchristiano is also on the board of several non-profit organizations, including: Fundação Bienal and Fundação Estudar in São Paulo, Brazil and John Carter Brown Library in Providence, RI, USA. Previously, he served as a member of the boards of directors of several companies including BHG, Estácio, BR Properties, ALL, CEMAR, Gafisa, Submarino, Equatorial, BR Malls, Tempo and Magnesita Refratários. He was also previously the Chief Financial Officer of SuperMar Supermercados and Founder and Chief Executive Officer of Submarino. Mr. Bonchristiano holds a bachelor’s degree in Politics, Philosophy, and Economics from the University of Oxford. Mr. Bonchristiano is well qualified to serve as a director due to his extensive experience in private equity, numerous directorship roles and financial expertise.

Fersen Lambranho has been the Chairman of our board of directors since March of 2015. He is also a member of the board and Chairman of GP Investments. He joined the firm in 1998 and became a Managing Director in 1999. Prior to joining GP, Mr. Lambranho was CEO of Lojas Americanas, where he worked for 12 years and was a board member from 1998 to 2003. Currently, he is Chairman of the Board of Magnesita. He has served as chairman of the boards of LBR, Oi, Contax, Gafisa and ABC Supermercados. Mr. Lambranho serves on the boards of Centauro and GP Advisors. He previously served on the board of several companies, including BRMalls, San Antonio, Estácio, Tele Norte Leste Participações, São Carlos Empreendimentos e Participações, Farmasa, BR Properties and Americanas.com. He is a board member of several non-profit entities, such as Fundação Bienal de São Paulo and COPPEAD-UFRJ. Mr. Lambranho holds a bachelor’s degree in civil engineering from the Universidade Federal do Rio de Janeiro and a Msc degree in business administration from COPPEAD-UFRJ. He also completed the Owner President Management Program at the Harvard Business School. Mr. Lambranho’s education, investment experience and experience serving on boards make him an ideal candidate to be the Chairman of our board of directors.

Christopher Brotchie has served on our board of directors as an independent director since May of 2015. He serves as a Director on the Boards of Baring Private Equity International Ltd, Baring Private Equity Group Ltd, SWICORP Ltd (Riyadh), Firmdale Hotel Holdings Ltd (London) and Bolero International Ltd (London). He is a member of the Investment Committees of Baring Vostok Capital Partners (Moscow), ICentis Capital (Warsaw) and Intaj II (MENA) private equity funds. He is a member of the Advisory Council’s of Baring Private Equity Partners Asia (Hong Kong), GP Investments Ltd, ICentis Capital (Warsaw), Triton Capital Partners (Frankfurt & Stockholm) and the Pacific Pensions Institute (San Francisco). Mr. Brotchie’s private equity career started in 1986 when he joined Baring Private Equity Partners in Germany. As a Senior Partner, he was responsible for starting Baring Private Equity's businesses first in Germany (1986 to 1995) and Asia (1995 to 2000) based in Singapore. After 18 years with the firm, he retired in March 2004 as Chief Executive Officer of the Baring Private Equity Partners Group and Member of the Management Council of the ING Group. He holds a Bachelor of Technology degree, with honours from Brunel University and is a Chartered Engineer.  He is a winner of the Society of British Aerospace Companies John de Havilland Award and Fellow of the Royal Society of Arts. In light of Mr. Brotchie’s expansive career in private equity, business contacts and financial acumen, we believe that he is well qualified to serve as a director on our board of directors.

Fernando d’Ornellas Silva has served on our board of directors as an independent director since May of 2015. He currently serves as a Director on the Boards of Meliá Hotels International SA and Dinamia Capital Privado SCR SA, and on the Supervisory Board of Willis Iberia. Mr. d´Ornellas is an advisor for Spain and Latam of Mitsubishi Corporation and a senior advisor of Spain and Latam for Lazard. Mr. d'Ornellas Silva was previously employed as Chairman by Bergé Automoción, he was also the Managing Director of Bergé Group until 2012. He has also held the positions of Deputy Financial Manager of Johnson & Johnson Spain, Financial Director of Toyota Spain and Managing Director of Chrysler Spain. Mr. d’Ornellas was also Vice Chairman for  Skberge Latinoamérica and of Mitsubishi Motors Chile, and Chairman of Mitsubishi Motors Peru, KIA Argentina, Peru and Portugal, Chrysler Colombia and Chry Portugal. He has also served on the boards of Endesa S.A. and Endesa Chile.  Mr. d´Ornellas was a Vice Chairman of the Spanish Import Automobile Association, and a member of the Business Councils Spain-China, Spain-Japan. He is also a member of the International Advisory Board of the Hispanic Society of America. Mr. d’Ornellas graduated in Law and Economics from Madrid’s Universidad Pontificia Comillas (ICADE E-3) and holds an MBA from IESE (International Section). In light of Mr. d’Ornellas’ leadership experience, financial expertise and his extensive business acumen, we believe he is well qualified to serve as a director on our board of directors.

Alexandre Hohagen has served on our board of directors as an independent director since December of 2015. He is an investor and board advisor with more than 20 years of experience in technology and media in Latin America and US Hispanics. Until June of this year, Mr. Hohagen was the Vice President for Facebook in Latin America & US Hispanics, a position he held since February 2011. Before Facebook, Mr. Hohagen was responsible for initiating Google's operations in the Latin America. Between 2005 and 2011, Mr. Hohagen led Google’s operations in more than 20 countries in Latin America. Mr. Hohagen also previously held the position of Head of Global Sales in the U.S. and vice president of advertising and e-commerce for UOL (Universo Online). He was also previously General Manager for HBO in Brazil, where he led the commercial area of the premium channels (HBO, Warner). Mr. Hohagen previously worked for Dow Chemical Company, Boehringer Ingelheim and ABN Amro Bank. Mr. Hohagen serves on the board of directors of Estácio Participações S.A. Mr. Hohagen has a degree in journalism and advertising from FIAM, a master's degree in Human Resources from University of Sao Paulo and has attended people management courses at IMD (Switzerland), FGV (Brazil) and IIHR (Netherlands). Mr. Hohagen is well qualified to serve as a director due to his leadership experience and business acumen.

Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Bonchristiano and Mr. Lambranho, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Hohagen and Mr. Brotchie, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. D’Ornellas, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee and compensation committee of a listed company be comprised solely of independent directors. Although, we do not believe a compensation committee is necessary prior to our initial business combination as there will be no salary, fees, or other compensation being paid to our officers or directors prior to our initial business combination other than as disclosed in the prospectus associated with our Initial Public Offering, we have established one in order to comply with NASDAQ listing standards.

Audit Committee

We established an audit committee of our board of directors in connection with our Initial Public Offering. Mr. Brotchie, Mr. d’Ornellas and Mr. Hohagen serve as members of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Brotchie, Mr. d’Ornellas and Mr. Hohagen are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Brotchie qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of our board of directors in connection with our Initial Public Offering. The members of our compensation committee are Mr. Brotchie, Mr. d’Ornellas, and Mr. Hohagen, who serves as chairman of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee is required to consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Mr. Brotchie, Mr. d’Ornellas and Mr. Hohagen. In accordance with Rule 5605(e)(1)(A) of the NASDAQ Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in Article 19 of our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders.

Code of Ethics and Audit and Compensation Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement associated with our Initial Public Offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the period from January 28, 2015 (inception) through December 31, 2015, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with.

Item 11. Executive Compensation.

Other than as described below, none of our executive officers or directors has received any cash compensation for services rendered. We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 8, 2016, by:

•	each person known by us to be the beneficial owner of more than 5% of our 21,562,500 outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Beneficial Ownership of Ordinary Shares
Name and Address of Beneficial Owner(1)	Number	Percent of Class
GPIAC, LLC (our Sponsor)(2)	4,252,500	19.72%
AQR Capital Management, LLC(3) Two Greenwich Plaza Greenwich, CT 06830	2,750,000	12.75%
Davidson Kempner Capital Management LP(4) c/o Davidson Kempner Partners 520 Madison Avenue, 30th Floor New York, NY 10022	1,400,000	6.49%
Mounte LLC(5) 1250 Fourth Street, Suite 550 Santa Monica, CA 90401	1,250,000	5.80%
Antonio Bonchristiano	0	*
Fersen Lambranho	0	*
Christopher Brotchie(6)	20,000	*
Fernando d’Ornellas Silva(7)	20,000	*
Alexandre Hohagen(8)	20,000	*
All directors and executive officers as a group (5 individuals)	60,000	*

*	Less than one percent.

(1)	This table is based on 21,562,500 ordinary shares outstanding as of March 8, 2016. Unless otherwise noted, the business address of each of the following entities or individuals is c/o GP Investments Acquisition Corp., 150 E. 52nd Street, Suite 5003, New York, NY 10022.

(2)	Based on information contained in a Form 3 filed on May 19, 2015.
(3)	Based on information contained in a Schedule 13G filed on June 10, 2015, AQR Capital Management, LLC reported shared voting and investment power over all of the shares reported as beneficially owned by it.

(4)	Based on information contained in a Schedule 13G filed on June 1, 2015, Davidson Kempner Capital Management, L.P. ("DKCM") shares voting and dispositive power with the following entities and persons: Davidson Kempner Partners ("DKP") (279,566 shares); Davidson Kempner Institutional Partners, L.P. ("DKIP") (565,222 shares); Davidson Kempner International, Ltd. ("DKIL") (555,212 shares); Thomas L. Kempner, Jr. (1,400,000 shares); and Robert J. Brivio, Jr. (1,400,000 shares). DKCM is the investment manager to each of DKP, DKIP and DKIL. Messrs. Kempner and Brivio, through their involvement with DKCM, are responsible for the voting and dispositive decisions relating to the securities held by DKP, DKIP and DKIL.

(5)	Based on information contained in a Schedule 13G filed on June 2, 2015, Silver Rock Financial LLC ("Silver Rock") is the record holder of 1,029,500 of the shares reported above, and Mounte LLC ("Mounte") is the record holder of 220,500 of the shares reported above. Ralph Finerman is the manager of each of Silver Rock and Mounte, and in this capacity, has the power to vote and dispose of the shares held by each of Silver Rock and Mounte. As such, Messr. Finerman may be deemed to share beneficial ownership of all of the shares reported above that are held by Silver Rock and Mounte. Carl Meyer is the Chief Investment Officer of Silver Rock and has the power to vote and dispose of the shares held by each of Silver Rock and Mounte. As such, Messr. Meyer may be deemed to share beneficial ownership of all of the shares report above that are held by Silver Rock and Mounte. Silver Rock is managed by a management committee consisting of four individuals: Messr. Finerman, Jeffrey Green, Stanley Maron and Richard Sandler. The Silver Rock management committee has the power to vote and dispose of the shares held by Silver Rock by approval of a majority of the management committee. Messr. Sandler is also a trustee of certain trusts, which together, hold a majority of the membership interests of Silver Rock. In such capacities, each of the foregoing individuals may be deemed to share beneficial ownership of the shares held by Silver Rock.
(6)	Based on information contained in a Form 3 filed on May 19, 2015.
(7)	Based on information contained in a Form 3 filed on May 19, 2015.
(8)	Based on information contained in a Form 3 filed on December 28, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On March 2, 2015, the Sponsor purchased an aggregate 4,312,500 Founder Shares for $25,000, or approximately $0.006 per share. The Founder Shares are identical to the ordinary shares included in the Public Units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below and (ii) our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of our business combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our business combination within 24 months from the closing of our Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our business combination within such time period. If we submit our business combination to our public shareholders for a vote, our initial shareholders have entered into letter agreements to vote their founder shares and any Public Shares purchased during or after our Initial Public Offering in favor of our initial business combination. Thereafter, the Sponsor sold 20,000 Founder Shares at their original price to each of the Company’s independent directors. The number of Founder Shares represents 20% of the outstanding shares.

On May 19, 2015, the Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. The Founder Shares are identical to the ordinary shares included in the Public Units sold in the Initial Public Offering except that the Founder Shares are subject to certain transfer restrictions. The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (a) one year after the completion of the initial business combination, or earlier if, subsequent to the initial business combination, the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the initial business combination or (b) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock Up Period”).

	Ownership of Founder Shares
	Sponsor	Independent Directors
Sale of Founder Shares to initial shareholder on March 2, 2015	4,312,500	—
Sale of Founder Shares to Company's independent directors (Mr. Brotchie, Mr. d’Ornellas Silva and Mr. Szulc) on May 19, 2015	(60,000)	60,000
Forfeiture of Founder shares by Company’s outgoing independent director Mr. Szulc to initial shareholder on December 18, 2015	20,000	(20,000)
Sale of Founder Shares to Company’s incoming independent director Mr. Hohagen on December 18, 2015	(20,000)	20,000
	4,252,500	60,000

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 6,062,500 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per Warrant. Each Private Placement Warrant entitles the holder to purchase one ordinary share at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account pending completion of the initial business combination.

The Private Placement Warrants (including the ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial business combination and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. In addition, the Private Placement Warrants are exercisable on a cashless basis so long as they are held by their initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Public Units. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants included in the Public Units and have no net cash settlement provisions.

If the Company does not complete an initial business combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants will expire worthless.

Sponsor Loans

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

Administrative Services Agreement

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For the period ended December 31, 2015, the Company incurred $80,000 of administrative service fees, of which $10,000 is payable as of December 31, 2015. Upon the earlier of the completion of our initial business combination or the Company’s liquidation, the Company’s will cease paying these monthly fees.

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on May 19, 2015 (the “Registration Rights Agreement”). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the Founder Shares, one year after the date of the consummation of the initial business combination or earlier if, subsequent to the initial business combination, (i) the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its shareholders having the right to exchange their ordinary shares for cash, securities or other property and (b) in the case of the Private Placement Warrants and the respective ordinary shares underlying such Warrants, 30 days after the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Other Potential Conflicts

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

You should also be aware of the following other potential conflicts of interest:

•	Each of our officers and directors has agreed not to participate in the formation of, or become an officer or director of, any other blank check company unless we have failed to complete our initial business combination within the required timeframe. Such restriction does not preclude our sponsor from pursuing limited partnership interests in asset management companies.

•	None of our officers or directors is required to commit any specific minimum amount of time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our Sponsor purchased Founder Shares prior to our Initial Public Offering. Our Sponsor also purchased Warrants in a transaction that closed simultaneously with the closing of our Initial Public Offering. Our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares if we fail to consummate our initial business combination within 24 months after the closing of our Initial Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. On May 19, 2015, the Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned or sold until released from escrow on the date that is one year after the date of the consummation of our initial business combination or earlier if, subsequent to our business combination, (i) the last sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Warrants and the ordinary shares underlying such Warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Accordingly, our officers and directors who directly or indirectly own Founder Shares or Private Placement Warrants may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Brotchie, Mr. d’Ornellas Silva and Mr. Hohagen are “independent directors,” as defined in the NASDAQ listing standards and applicable SEC rules.

Related Party Policy

Prior to the consummation of our Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. A form of the code of ethics that adopted prior to the consummation of our Initial Public Offering was filed as an exhibit to the registration statement relating to our Initial Public Offering.

In addition, our audit committee, pursuant to a written charter is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we plan to adopt prior to the consummation of our Initial Public Offering is filed as an exhibit to the registration statement relating to our Initial Public Offering. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our offering held in the Trust Account prior to the completion of our initial business combination:

•	Repayment of a loan and advances of an aggregate of $100,000 made to the Company by the Sponsor;

•	Repayment of an advance of $86,321 to our Sponsor; payment to an affiliate of the Sponsor for office space, utilities and secretarial support for a total of $10,000 per month; and

•	Reimbursement for any reasonable out-of-pocket expenses related to identifying, investigating and consummating an initial business combination, and repayment of loans, if any, and on such terms as to be determined by the Company from time to time, made by the Sponsor or certain of the Company’s officers and directors to finance transaction costs in connection with an intended initial business combination, provided, that, if the Company does not consummate an initial business combination, a portion of the working capital held outside the Trust Account may be used by the Company to repay such loaned amounts so long as no proceeds from the Trust Account are used for such repayment.

Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accountant Fees and Services.

During the period from January 28, 2015 (inception) through December 31, 2015, the firm of Marcum LLP, was our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees

During the period from January 28, 2015 (inception) through December 31, 2015, audit fees for our independent registered public accounting firm were $93,078. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees during the period from January 28, 2015 (inception) through December 31, 2015.

Tax Fees

During the period from January 28, 2015 (inception) through December 31, 2015, our independent registered public accounting firm did not render any fees for tax services to us.

All Other Fees

During the period from January 28, 2015 (inception) through December 31, 2015, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee, on at least an annual basis, reviews audit and non-audit services performed by Marcum LLP as well as the fees charged by Marcum LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during the period from January 28, 2015 (inception) through December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2) Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

See the Index to Financial Statements on page F-1 of this Report.

(3) Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association.
4.1(1)	Specimen Unit Certificate.
4.2(1)	Specimen Ordinary Share Certificate.
4.3(1)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated May 19, 2015, between the Company and Continental Stock Transfer & Trust Company.
10.1(1)	Promissory Note, dated March 2, 2015, issued to GPIC, Ltd.
10.2(1)	Securities Subscription Agreement, dated March 2, 2015, between the Registrant and GPIAC, LLC.
10.3(1)	Sponsor Warrants Purchase Agreement, effective as of May 26, 2015, between the Company and GPIC, Ltd.
10.4(1)	Insider Letter among the Company, and its officers, directors, GPIC, Ltd. and GPIAC, LLC.
10.5(2)	Letter Agreement, dated December 18, 2015, between the Company and Alexandre Hohagen.
10.6(1)	Investment Management Trust Agreement, dated May 19, 2015, between the Company and Continental Stock Transfer & Trust Company.
10.7(1)	Registration Rights Agreement, dated May 19, 2015, among the Company and certain security holders.
10.8(1)	Securities Escrow Agreement among Continental Stock Transfer & Trust Company, and the Company, GPIC, Ltd., GPIAC, LLC, Jaime Szulc, Christopher Brotchie and Fernando d’Ornellas Silva.
10.9(2)	Securities Escrow Agreement, dated December 18, 2015, among Continental Stock Transfer & Trust Company, the Company and Alexandre Hohagen.
10.10(1)	Administrative Services Agreement dated May 19, 2015, by and among the Company, GPIC, Ltd. and GP North America, LLC.
10.11(1)	Indemnity Agreement, dated May 14, 2015, between the Company and Antonio Bonchristiano.
10.12(1)	Indemnity Agreement, dated May 14, 2015, between the Company and Fersen Lambranho.
10.13(1)	Indemnity Agreement, dated May 14, 2015, between the Company and Jaime Szulc.
10.14(1)	Indemnity Agreement, dated May 14, 2015, between the Company and Christopher Brotchie.
10.15(1)	Indemnity Agreement, dated May 14, 2015, between the Company and Fernando d’Ornellas Silva.
10.16(2)	Indemnity Agreement, dated December 18, 2015, between the Company and Alexandre Hohagen.
14(1)	Form of Code of Ethics.
24*	Power of Attorney (included on signature page of this Report).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1(1)	Form of Audit Committee Charter.
99.2(1)	Form of Compensation Committee Charter.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

_________________________

* Filed herewith.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on April 17, 2015.

(2)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on December 21, 2015.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP INVESTMENTS ACQUISITION CORP.

Date: March 28, 2016	/s/ Antonio Bonchristiano
Name: Antonio Bonchristiano
Title: Chief Executive Officer; Chief
Financial Officer (Principal Executive,
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2016	/s/ Fersen Lambranho
Name: Fersen Lambranho
Title: Chairman of the Board of Directors

Date: March 28, 2016	/s/ Christopher Brotchie
Name: Christopher Brotchie
Title: Independent Director

Date: March 28, 2016	/s/ Fernando d’Ornellas Silva
Name: Fernando d’Ornellas Silva
Title: Independent Director

Date: March 28, 2016	/s/ Alexandre Hohagen
Name: Alexandre Hohagen
Title: Independent Director

POWER OF ATTORNEY

The undersigned directors and officers of GP Investments Acquisition Corp. hereby constitute and appoint each of Antonio Bonchristiano, Fersen Lambranho and Christopher Brotchie with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2016	/s/ Antonio Bonchristiano
Name: Antonio Bonchristiano
Title: Chief Executive Officer; Chief
Financial Officer (Principal Executive,
Financial and Accounting Officer)

Date: March 28, 2016	/s/ Fersen Lambranho
Name: Fersen Lambranho
Title: Chairman of the Board of Directors

Date: March 28, 2016	/s/ Christopher Brotchie
Name: Christopher Brotchie
Title: Independent Director

Date: March 28, 2016	/s/ Fernando d’Ornellas Silva
Name: Fernando d’Ornellas Silva
Title: Independent Director

Date: March 28, 2016	/s/ Alexandre Hohagen
Name: Alexandre Hohagen
Title: Independent Director

GP INVESTMENTS ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Shareholders

of GP Investments Acquisition Corp.

We have audited the accompanying balance sheet of GP Investments Acquisition Corp. (the “Company”) as of December 31, 2015 and the related statements of operations, changes in shareholders’ equity, and cash flows for the period from January 28, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Investments Acquisition Corp. as of December 31, 2015, and the results of its operations and its cash flows for the period from January 28, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 28, 2016

GP INVESTMENTS ACQUISITION CORPORATION

Balance Sheet

As of December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$967,449
Prepaid expenses	7,951
Total Current Assets	975,400

Cash and securities held in Trust Account	172,578,252

TOTAL ASSETS	$173,553,652

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liability – Accounts payable and accrued expenses	$19,968
Deferred underwriting fees	6,037,500
Total Liabilities	6,057,468

Commitments

Ordinary shares subject to possible redemption, 16,242,250 shares at redemption value	162,496,183

Shareholders' Equity
Preferred shares, $0.0001 par value; 20,000,000 authorized, none issued and outstanding	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,320,250 shares issued and outstanding (excluding 16,242,250 shares subject to possible redemption)	532
Additional paid-in capital	5,130,195
Accumulated deficit	(130,726)
Total Shareholders' Equity	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,553,652

The accompanying notes are an integral part of the financial statements.

GP INVESTMENTS ACQUISITION CORPORATION

Statement of Operations

For the Period from January 28, 2015 (inception) through December 31, 2015

Operating costs	$208,978
Loss from operations	(208,978)

Other income:
Interest income	78,252
Net Loss	$(130,726)

Weighted average shares outstanding, basic and diluted	4,761,628

Basic and diluted net loss per common share	$(0.03)

The accompanying notes are an integral part of the financial statements.

GP INVESTMENTS ACQUISITION CORPORATION

Statement of Changes in Shareholders’ Equity

For the period from January 28, 2015 (inception) through December 31, 2015

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 27, 2015 (Inception)	—	$—	$—	$—	$—
Ordinary shares issued to initial shareholder	4,312,500	431	24,569	—	25,000
Sale of 15,000,000 Units, net of underwriters discount and offering expenses	15,000,000	1,500	140,387,910	—	140,389,410
Sale of 2,250,000 over-allotment Units to underwriters, net of underwriters discount	2,250,000	225	21,149,775	—	21,150,000
Sale of 6,062,500 Private Placement Warrants	—	—	6,062,500	—	6,062,500
Ordinary shares subject to redemption	(16,242,250)	(1,624)	(162,494,559)	—	(162,496,183)
Net loss	—	—	—	(130,726)	(130,726)
Balance – December 31, 2015	5,320,250	$532	$5,130,195	$(130,726)	$5,000,001

The accompanying notes are an integral part of the financial statements.

GP INVESTMENTS ACQUISITION CORPORATION

Statement of Cash Flows

For the period from January 28, 2015 (inception) through December 31, 2015

Cash Flows from Operating Activities:
Net loss	$(130,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(78,252)
Changes in operating assets and liabilities:
Prepaid expenses	(7,951)
Accounts payable and accrued expenses	19,968
Net cash used in operating activities	(196,961)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	146,250,000
Proceeds from sale of Private Placement Warrants	6,062,500
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	21,937,500
Payment of offering costs	(525,590)
Proceeds from related party advances	1,321
Repayment of related party advances	(86,321)
Proceeds from related party promissory notes	100,000
Repayment of related party promissory notes	(100,000)
Net cash provided by financing activities	173,664,410

Net Change in Cash and Cash Equivalents	967,449
Cash and Cash Equivalents – Beginning	—
Cash and Cash Equivalents – Ending	$967,449

Non-cash investing and financing activities:
Payment of offering costs and operational costs pursuant to related party advances	$85,000
Deferred underwriting fees	$6,037,500

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

GP Investments Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on January 28, 2015. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

At December 31, 2015, the Company had not yet commenced operations. All activity through December 31, 2015 related to the Company’s formation, its Initial Public Offering (as defined below), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on May 19, 2015. On May 26, 2015, the Company consummated the Initial Public Offering of 17,250,000 units (“Units”), which included the exercise by the underwriters of their entire over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,062,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, GPIC Ltd, a Bermuda company (“Sponsor”), generating gross proceeds of $6,062,500, which is described in Note 4.

Transaction costs amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $610,590 of Initial Public Offering costs. In addition, at December 31, 2015, $967,449 of cash was held outside of the Trust Account and was available for working capital purposes

Following the closing of the Initial Public Offering, an amount of $172,500,000 ($10.00 per share) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules of the Securities and Exchange Commission (“SEC”).

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used

Use of estimates

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2015.

Cash and securities held in Trust Account

At December 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015, the ordinary shares subject to possible redemption in the amount of $162,496,183 (or 16,242,250 shares) are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs that were directly related to the Initial Public Offering. Offering costs amounting to $10,960,590 were charged to shareholder’s equity upon completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2015, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At December 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 26, 2015, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. In addition, as a result of the underwriters election to exercise their entire over-allotment option, the Company sold an additional 2,250,000 Units to the underwriters at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Fee

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For the period ended December 31, 2015, the Company incurred $80,000 of administrative service fees, of which $10,000 is payable and included in accounts payable and accrued expenses in the accompanying balance sheet as of December 31, 2015.

Related Party Advances

As of May 26, 2015, the Sponsor advanced an aggregate of $86,321, of which $85,000 was paid directly to the Company’s vendors for costs associated with the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering.

Promissory Notes – Related Party

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

NOTE 6. COMMITMENTS

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2015, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - On May 7, 2015, the Company filed an Amended and Restated Memorandum and Articles of Association increasing the number of authorized ordinary shares from 100,000,000 shares to 400,000,000 shares. The Company's ordinary shares have a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2015, there were 5,320,250 ordinary shares issued and outstanding (excluding 16,242,250 ordinary shares subject to possible redemption).

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

NOTE 8. INCOME TAX

The domestic and foreign components of loss before income taxes for the period from January 28, 2015 (inception) to December 31, 2015 is as follows:

For the Period From January 28, 2015 (inception) to December 31, 2015

Domestic	$-
Foreign	(130,726)
Loss from operations before income taxes	$(130,726)

The Company’s tax provision is zero because the Company is organized in the Cayman Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax is as follows:

For the Period from January 28, 2015 (inception) to December 31, 2015

Statutory federal income tax rate	34.0%
Income and expenses not subject to US taxation	(34.0)%
Income tax provision (benefit)	0.0%

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2015 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2015
Assets:
Cash and securities held in Trust Account	1	$172,578,252

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.