Form 10-Q
period 2016-03-31
GP Investments Acquisition Corp.
filed 2016-05-16
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-37397

GP INVESTMENTS ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

105 E. 52nd Street, Suite 5003 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 974-5710

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        ☒        No        ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        ☒        No        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No    ☐

As of May 16, 2016, there were 21,562,500 shares of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GP INVESTMENTS ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$871,920	$967,449
Prepaid expenses	83,573	7,951
Total Current Assets	955,493	975,400

Cash and marketable securities held in Trust Account	172,842,770	172,578,252
TOTAL ASSETS	$173,798,263	$173,553,652

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities - Accounts payable and accrued expenses	$1,066,973	$19,968
Deferred underwriting fees	6,037,500	6,037,500
Total Liabilities	7,104,473	6,057,468

Commitments and Contingencies

Ordinary shares subject to possible redemption, 16,137,312 and 16,242,250 shares at redemption value as of March 31, 2016 and December 31, 2015, respectively	161,693,789	162,496,183

Shareholders' Equity
Preferred shares, $0.0001 par value; 20,000,000 authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,425,188 and 5,320,250 shares issued and outstanding (excluding 16,137,312 and 16,242,250 shares subject to possible redemption) as of March 31, 2016 and December 31, 2015, respectively	542	532
Additional paid-in capital	5,932,579	5,130,195
Accumulated deficit	(933,120)	(130,726)
Total Shareholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,798,263	$173,553,652

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating costs	$1,066,912	$9,351
Loss from operations	(1,066,912)	(9,351)

Other income:
Interest income	161,227	-
Unrealized gain on marketable securities held in Trust Account	103,291	-
Net Loss	$(802,394)	$(9,351)

Weighted average shares outstanding, basic and diluted(1)	5,320,250	3,750,000

Basic and diluted net loss per common share	$(0.15)	$(0.00)

(1)	Excludes an aggregate of up to 16,137,312 and 0 shares subject to redemption at March 31, 2016 and 2015, respectively, and an aggregate of 0 and 562,500 shares held by the initial shareholders at March 31, 2016 and 2015, respectively, that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net loss	$(802,394)	$(9,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(161,227)	-
Unrealized gain on marketable securities held in Trust Account	(103,291)	-
Changes in operating assets and liabilities:
Prepaid expenses	(75,622)	-
Accounts payable and accrued expenses	1,047,005	8,000
Net cash used in operating activities	(95,529)	(1,351)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Payment of offering costs	-	(26,375)
Proceeds from related party advances	-	1,321
Proceeds from related party promissory notes	-	100,000
Net cash provided by financing activities	-	99,946

Net Change in Cash and Cash Equivalents	(95,529)	98,595
Cash and Cash Equivalents - Beginning	967,449	-
Cash and Cash Equivalents - Ending	$871,920	$98,595

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(802,394)	$-
Offering costs included in accrued offering cost	$-	$232,000
Payment of offering costs and operational costs pursuant to related party advances	$-	$15,000

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

GP Investments Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on January 28, 2015. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

At March 31, 2016, the Company had not yet commenced operations. All activity through March 31, 2016 related to the Company’s formation, its Initial Public Offering (as defined below), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on May 19, 2015. On May 26, 2015, the Company consummated the Initial Public Offering of 17,250,000 units (“Units”), which included the exercise by the underwriters of their entire overallotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. The Initial Public Offering is further described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,062,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, GPIC Ltd, a Bermuda company (“Sponsor”), generating gross proceeds of $6,062,500. The sale of Private Placement Warrants is further described in Note 4.

Transaction costs amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $610,590 of Initial Public Offering costs. In addition, at March 31, 2016, $871,920 of cash was held outside of the Trust Account and was available for working capital purposes.

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

MARCH 31, 2016

(Unaudited)

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders and proceeds from the Initial Public Offering. As of March 31, 2016, the Company had $871,920 in its operating account. Interest earned on the Trust Account balance through March 31, 2016 available to be released to the Company amounted to approximately $239,000. In May 2016, the Sponsor committed to provide loans to the Company up to an aggregate of $500,000, of which no amounts were outstanding as of March 31, 2016 (see Note 5). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or May 26, 2017, the date the Company’s liquidation will be triggered if a Business Combination is not consummated.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2016.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2016, cash and marketable securities held in the Trust Account consisted of $172,842,770 in United States Treasury Bills with a maturity date of 180 days or less.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at March 31, 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Weighted average shares as of March 31, 2015 were reduced for the effect of an aggregate of 562,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 2, 2015, the Company issued 4,312,500 ordinary shares to GPIAC, LLC, a company whose sole member is the Sponsor (the “founder shares”), for an aggregate purchase price of $25,000. The 4,312,500 founder shares included an aggregate of up to 562,500 shares subject to forfeiture by the initial shareholders (or their permitted transferees) on a pro rata basis depending on the extent to which the underwriter’s over-allotment was exercised. As a result of the underwriter’s election to exercise its full over-allotment option to purchase 2,250,000 Units on May 26, 2015 (see Note 6), 562,500 founder shares were no longer subject to forfeiture. The founder shares are identical to the Public Shares included in the Units sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions and (2) the initial shareholders have agreed (i) to waive their redemption rights with respect to the founder shares and Public Shares purchased during or after the Initial Public Offering in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period.

Administrative Services Agreement

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For the three months ended March 31, 2016, the Company incurred $30,000 of administrative service fees, of which $10,000 is payable and included in accounts payable and accrued expenses in the accompanying balance sheet as of March 31, 2016.

Related Party Loans

In May 2016, the Sponsor committed to provide loans to the Company up to an aggregate of $500,000 in order to finance transaction costs in connection with a Business Combination. The loans will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. As of March 31, 2016, no amounts were outstanding under the loans.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Other than as described above, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contingent Transaction Fee Arrangements

The Company has entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates such potential Business Combination. If the potential Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2016, the amount of these contingent fees was approximately $1,881,000. To the extent the potential Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete this or any other Business Combination.

Committed Transaction Fee Arrangements

In connection with the Merger discussed in Note 9, the Company has entered into commitments to pay certain creditors and advisors fees to be incurred by the Company in connection with the Merger. As of March 31, 2016, such fees have not been incurred and will become due and payable only if the Company consummates the Merger. If the Merger does not occur, the Company will not be required to pay these fees. As of March 31, 2016, the amount of the fees committed to be paid by the Company was approximately $16,894,000.

Registration Rights

Pursuant to a registration rights agreement entered into on May 19, 2015 with the holders of the founder shares, Private Placement Warrants and Warrants, the holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities and shares that may be issued upon conversion of the Private Placement Warrants, Warrants and Working Capital Loans, if any. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period (as defined in the registration rights agreement). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 7. SHAREHOLDERS’EQUITY

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue up to 400,000,000 ordinary shares. The Company's ordinary shares have a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2016, there were 5,342,742 ordinary shares issued and outstanding (excluding 16,137,312 ordinary shares subject to possible redemption).

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$172,842,770	$172,578,252

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below and in Note 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Merger Agreement

On April 19, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Let’s Go Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), WKI Holding Company, Inc., a Delaware corporation (“WKI”), and, solely in its capacity as the initial Holder Representative thereunder, WKI Group, LLC, a Delaware limited liability company (“Holder Representative”). WKI is the parent company of World Kitchen, LLC, a leading multinational manufacturer and marketer of houseware products whose portfolio of brands includes Corelle, Pyrex, CorningWare and Snapware, among others.

The Merger Agreement provides that, among other things and in accordance with the terms and subject to the conditions thereof, Merger Sub will merge with and into WKI (the “Merger”) with WKI continuing as the surviving corporation and a wholly-owned subsidiary of the Company. Prior to the Merger, the Company shall domesticate as a Delaware corporation. On April 19, 2016, following execution and delivery of the Merger Agreement, WKI delivered irrevocable written consents executed by WKI stockholders holding sufficient shares of WKI common stock to approve the Merger Agreement and the Merger.

The aggregate purchase price is $500,000,000, as adjusted in accordance with the terms of the Merger Agreement (the “Merger Consideration”). The Company will pay the Merger Consideration seventy-five percent (75%) in cash and twenty-five percent (25%) in newly issued shares of the Company’s common stock based on a per share issue price of $10.00 per share.

At the effective time of the Merger (the “Effective Time”), (i) each outstanding share of WKI common stock that is issued and outstanding immediately prior to the Effective Time and (ii) whether vested or unvested, each (A) Time-Based Option, (B) Performance-Based Option (assuming attainment of full performance targets) and (C) SAR (in each case, as defined in the Merger Agreement), granted for compensatory purposes to a WKI employee or outside WKI director or other service provider under a WKI Incentive Plan (as defined in the Merger Agreement) will automatically be cancelled and converted into the right to receive the applicable portion of the Merger Consideration as more particularly set forth in the Merger Agreement. The Merger Consideration for SARs is payable entirely in cash.

The cash portion of the Merger Consideration is also subject to (i) a purchase price escrow of $5,000,000 for any post-closing adjustments to the purchase price and (ii) an indemnity escrow for eighteen months from the closing date of $5,000,000 for any indemnification claims by the Company under the Merger Agreement. Any proceeds remaining (i) in the purchase price escrow after completion of the post-closing purchase price adjustment and (ii) in the indemnification escrow after eighteen months, will be distributed to the pre-closing holders of WKI common stock, Time-Based Options, Performance-Based Options and SARs.

The Company intends to finance the cash portion required for the Merger and related transactions primarily through a combination of cash held in the Trust Account after redemptions (as described herein), proceeds from the Credit Facilities and proceeds from the Equity Financing (in each case, as defined and as described below). However, the Merger Agreement is not conditioned on obtaining the debt financing under the Credit Facilities, the Equity Financing or any other third-party financing.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

In connection with the Merger Agreement, the Company has entered into a debt commitment letter, dated as of April 19, 2016, with Citigroup Global Markets Inc., Bank of Montreal and BMO Capital Markets Corp. (collectively, the “Commitment Parties”), pursuant to which, among other things, the Commitment Parties have committed to provide, in accordance with the terms and subject to the conditions thereof, (i) a $100 million senior secured asset-based revolving credit facility (the “ABL Facility”) and (ii) a $250 million senior secured first lien term facility (the “Term Facility” and, together with the ABL Facility, the “Credit Facilities”) to Merger Sub. Proceeds of the Term Facility will be used at Closing, together with up to $25 million of proceeds of the ABL Facility, to finance a portion of the Merger Consideration and fees, commissions and expenses in connection therewith. Upon the consummation of the Merger, the post-combination company will assume all of the obligations of the Merger Sub under the Credit Facilities.  The Credit Facilities will be guaranteed by the Company, the parent entity of the Merger Sub, and certain of the Company’s direct or indirect wholly-owned restricted subsidiaries. The Credit Facilities will be secured by substantially all of the assets of the Merger Sub and such guarantors. The funding of the Credit Facilities is subject to customary conditions, including the negotiation of definitive documentation and other customary closing conditions.

In connection with the Merger Agreement, the Company has entered into an equity commitment letter, dated April 19, 2016, with the Sponsor, which will provide equity financing by means of purchasing newly issued shares of the Company’s common stock based on a per share issue price of $10.00 per share in an aggregate amount of up to $58 million (the “Equity Financing”), of which (i) $50 million is solely for the purpose of providing a portion of the financing for the Merger and (ii) up to an additional $8 million is for use only in certain circumstances, as further described in the Merger Agreement.

The Company's Board of Directors has unanimously (1) determined that the Merger Agreement and the Merger are fair to and in the best interests of the Company and its shareholders, (2) approved the execution, delivery and performance of the Merger Agreement and (3) resolved to recommend adoption of the Merger Agreement and other related matters by the Company's shareholders.

Pursuant to the Company's Amended and Restated Memorandum and Articles of Association and in accordance with the terms and subject to the conditions of the Merger Agreement, the Company will provide certain of its shareholders with the opportunity to redeem, contemporaneously with a vote on the Merger, their common shares of the Company for cash equal to their pro rata share of the Trust Account.

The closing of the Merger is subject to customary closing conditions, including, among others, (1) adoption by the Company’s shareholders of the Merger Agreement and approval of certain related matters, including the change in the jurisdiction of incorporation to Delaware and adoption of new governing documents and certain governance and other matters in connection therewith, issuance of shares of the Company’s common stock in connection with the Merger, certain approvals required by the rules of NASDAQ, and an incentive equity plan, (2) effectiveness of a registration statement on Form S-4 registering the shares of the Company’s common stock to be issued to WKI’s stockholders pursuant to the Merger, (3) approval for the listing of such shares on NASDAQ, (4) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), (5) net redemptions of the Company’s common shares by its shareholders shall not exceed thirty percent (30%) of the outstanding common shares and the cash available in the Trust Account shall not be less than $122,000,000 (in each case, after giving effect to payments in respect of redemptions) and (6) appointment of the Nominee Director (as defined in the Merger Agreement) to the Company’s Board of Directors in accordance with the terms and subject to the conditions of the Merger Agreement and the Stockholder Letter (as defined below).

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to (1) make required HSR filings and to use its reasonable best efforts to obtain expiration or termination of the waiting period under the HSR, (2) prepare and submit a listing application to NASDAQ and take other related actions required to list the common shares of the Company to be issued in connection with the Merger, (3) use its reasonable best efforts to arrange and obtain the debt financing described above and (4) subject to certain conditions, appoint the Nominee Director to the Company’s board of directors, with such appointment to take effect on the first business day after the Closing Date (as defined in the Merger Agreement).

WKI has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time.

The Merger Agreement contains customary non-solicitation restrictions prohibiting (1) WKI and its subsidiaries from initiating, soliciting or otherwise encouraging an Acquisition Proposal (as defined in the Merger Agreement) or conducting discussions or negotiations or entering into a definitive agreement in connection therewith and (2) GPIAC from making any proposal or offer that constitutes a Business Combination Proposal (as defined in the Merger Agreement) or initiating discussions or negotiations or entering into a definitive agreement in connection therewith, provided, that, subject to certain conditions, the Company may take certain actions related to an Acquiror Acquisition Proposal (as defined in the Merger Agreement).

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The Merger Agreement may be terminated at any time prior to the consummation of the Merger (whether before or after the required Company stockholder votes have been obtained) by mutual written consent of the Company and WKI and, in certain other limited circumstances, including if the Merger has not been consummated by September 20, 2016, subject to extension until November 19, 2016 in certain circumstances.

In connection with the Merger Agreement, and the receipt by certain of WKI's stockholders of shares of the Company's common stock in connection with the Merger, the Company, the Principal Stockholders of WKI and the Lock-up Stockholders of WKI (in each case, as defined in the Merger Agreement) have executed a letter agreement (the “Stockholder Letter”), dated as of April 19, 2016, pursuant to which, among other things, (i) the Principal Stockholders and the Lock-up Stockholders have agreed to certain restrictions regarding the transfer of the shares of the Company’s common stock to be received by such persons in connection with the Merger and (ii) the Company has agreed to provide certain registration rights to the Principal Stockholders and the Lock-up Stockholders.

The Merger will be accounted for as a purchase in accordance with GAAP. Under this method of accounting, the assets (including identifiable intangible assets) and liabilities of WKI as of the effective time of the Merger will be recorded at their respective fair values and added to those of the Company. Any excess of the purchase price over the fair value will be recorded as goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to GP Investments Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to holders of our insider shares. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical facts included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Events

On April 19, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Let’s Go Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), WKI Holding Company, Inc., a Delaware corporation (“WKI”), and, solely in its capacity as the initial Holder Representative thereunder, WKI Group, LLC, a Delaware limited liability company (“Holder Representative”). WKI is the parent company of World Kitchen, LLC, a leading multinational manufacturer and marketer of houseware products whose portfolio of brands includes Corelle, Pyrex, CorningWare and Snapware, among others.

The Merger Agreement provides that, among other things and in accordance with the terms and subject to the conditions thereof, Merger Sub will merge with and into WKI (the “Merger”) with WKI continuing as the surviving corporation and a wholly-owned subsidiary of the Company. Prior to the Merger, the Company shall domesticate as a Delaware corporation. On April 19, 2016, following execution and delivery of the Merger Agreement, WKI delivered irrevocable written consents executed by WKI stockholders holding sufficient shares of WKI common stock to approve the Merger Agreement and the Merger.

The aggregate purchase price is $500,000,000, as adjusted in accordance with the terms of the Merger Agreement (the “Merger Consideration”). We will pay the Merger Consideration seventy-five percent (75%) in cash and twenty-five percent (25%) in newly issued shares of our common stock based on a per share issue price of $10.00 per share.

At the effective time of the Merger (the “Effective Time”), (i) each outstanding share of WKI common stock that is issued and outstanding immediately prior to the Effective Time and (ii) whether vested or unvested, each (A) Time-Based Option, (B) Performance-Based Option (assuming attainment of full performance targets) and (C) SAR (in each case, as defined in the Merger Agreement), granted for compensatory purposes to a WKI employee or outside WKI director or other service provider under a WKI Incentive Plan (as defined in the Merger Agreement) will automatically be cancelled and converted into the right to receive the applicable portion of the Merger Consideration as more particularly set forth in the Merger Agreement. The Merger Consideration for SARs is payable entirely in cash.

The cash portion of the Merger Consideration is also subject to (i) a purchase price escrow of $5,000,000 for any post-closing adjustments to the purchase price and (ii) an indemnity escrow for eighteen months from the closing date of $5,000,000 for any indemnification claims by us under the Merger Agreement. Any proceeds remaining (i) in the purchase price escrow after completion of the post-closing purchase price adjustment and (ii) in the indemnification escrow after eighteen months, will be distributed to the pre-closing holders of WKI common stock, Time-Based Options, Performance-Based Options and SARs.

We intend to finance the cash required for the Merger and related transactions primarily through a combination of cash held in the Trust Account after redemptions (as described herein), proceeds from the Credit Facilities and proceeds from the Equity Financing (in each case, as defined and as described below). However, the Merger Agreement is not conditioned on obtaining the debt financing under the Credit Facilities, the Equity Financing or any other third-party financing.

In connection with the Merger Agreement, we entered into a debt commitment letter, dated as of April 19, 2016, with Citigroup Global Markets Inc., Bank of Montreal and BMO Capital Markets Corp. (collectively, the “Commitment Parties”), pursuant to which, among other things, the Commitment Parties have committed to provide, in accordance with the terms and subject to the conditions thereof, (i) a $100 million senior secured asset-based revolving credit facility (the “ABL Facility”) and (ii) a $250 million senior secured first lien term facility (the “Term Facility” and, together with the ABL Facility, the “Credit Facilities”) to Merger Sub. Proceeds of the Term Facility will be used at Closing, together with up to $25 million of proceeds of the ABL Facility, to finance a portion of the Merger Consideration and fees, commissions and expenses in connection therewith. Upon the consummation of the Merger, the post-combination company will assume all of the obligations of the Merger Sub under the Credit Facilities.  The Credit Facilities will be guaranteed by the Company, the parent entity of the Merger Sub, and certain of our direct or indirect wholly-owned restricted subsidiaries. The Credit Facilities will be secured by substantially all of the assets of the Merger Sub and such guarantors. The funding of the Credit Facilities is subject to customary conditions, including the negotiation of definitive documentation and other customary closing conditions.

In connection with the Merger Agreement, we entered into an equity commitment letter, dated April 19, 2016, with the Sponsor, which will provide equity financing by means of purchasing newly issued shares of our common stock based on a per share issue price of $10.00 per share in an aggregate amount of up to $58 million (the “Equity Financing”), of which (i) $50 million is solely for the purpose of providing a portion of the financing for the Merger and (ii) up to an additional $8 million is, for use only in certain circumstances, as further described in the Merger Agreement.

The Merger Agreement may be terminated at any time prior to the consummation of the Merger (whether before or after the required stockholder votes have been obtained) by mutual written consent of the Company and WKI and, in certain other limited circumstances, including if the Merger has not been consummated by September 20, 2016, subject to extension until November 19, 2016 in certain circumstances.

In connection with the Merger Agreement and the receipt by certain of WKI's stockholders of shares of the Company's common stock in connection with the Merger, the Company, the Principal Stockholders of WKI and the Lock-up Stockholders of WKI (in each case, as defined in the Merger Agreement) have executed a letter agreement (the “Stockholder Letter”), dated as of April 19, 2016, pursuant to which, among other things, (i) the Principal Stockholders and the Lock-up Stockholders have agreed to certain restrictions regarding the transfer of the shares of our common stock to be received by such persons in connection with the Merger and (ii) we have agreed to provide certain registration rights to the Principal Stockholders and the Lock-up Stockholders.

The foregoing description of the Merger Agreement and the transactions contemplated thereby is not complete and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed with the U.S. Securities and Exchange Commission on April 26, 2016 as Exhibit 2.1 to the Company's Current Report on Form 8-K and the terms of which are incorporated by reference herein.

Results of Operations

Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. All activity from inception to March 31, 2016 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2016 we had a net loss of $802,394, compared to $9,351 for the three months ended March 31, 2015. Net loss for the three months ended March 31, 2016 mainly consists of target identification expenses and operating costs of $1,066,912, offset by interest income of $161,227 and an unrealized gain on marketable securities of $103,291. Net loss for the three months ended March 31, 2015 consists of $9,351 in operating costs.

Liquidity and Capital Resources

On May 26, 2015, we consummated our Initial Public Offering of 17,250,000 Units, which includes the exercise by the underwriters of their entire overallotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of an aggregate of 6,062,500 Private Placement Warrants, at a price of $1.00 per warrant in a private placement to GPIC, Ltd, a Bermuda company, generating gross proceeds of $6,062,500. Each Private Placement Warrant is exercisable to purchase one ordinary share at $11.50 per share.

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

As of March 31, 2016, we had cash and marketable securities held in the Trust Account of $172,842,770 (including approximately $239,000 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes and up to $100,000 of our dissolution expenses. Through March 31, 2016, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of March 31, 2016, we had cash of $871,920 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of March 31, 2016, we had accounts payable and accrued expenses of $1,066,973, primarily representing amounts owed to certain service providers and advisors who have advised us on matters related to a potential business combination. We have entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with a potential business combination will be deferred and become payable only if we consummate such potential business combination. If the potential business combination does not occur, we will not be required to pay these contingent fees. As of March 31, 2016, the amount of these contingent fees was approximately $1,881,000. To the extent the potential business combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete this or any other business combination.

In connection with the Merger discussed above, we have entered into commitments to pay certain creditors and advisors fees to be incurred by us in connection with the Merger. As of March 31, 2016, such fees have not been incurred and will become due and payable only if we consummate the Merger. If the Merger does not occur, we will not be required to pay these fees. As of March 31, 2016, the amount of the fees committed to be paid by us was approximately $16,894,000.

For the three months ended March 31, 2016, cash used in operating activities amounted to $95,529, mainly resulting from a net loss of $802,394, offset by interest earned on the Trust Account of $161,227 and an unrealized gain on marketable securities held in the Trust Account of $103,291. Changes in working capital provided $971,383 of cash for operating activities.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. In May 2016, the Sponsor committed to provide us loans up to an aggregate of $500,000, of which no amounts were outstanding as of March 31, 2016. The loans will be non-interest bearing, unsecured and will only be repaid upon the completion of a business combination.

We believe we have sufficient capital to operate our business for at least the next twelve months from the filing date of this Report. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an administrative agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, commencing on the date our securities are first listed on NASDAQ. Upon the earlier of the completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP INVESTMENTS ACQUISITION CORP.

Date: May 16, 2016	/s/ Antonio Bonchristiano
Name: Antonio Bonchristiano
Title: Chief Executive Officer, Chief Financial Officer
(Principal Financial and Accounting Officer)

