Form 10-Q
period 2016-06-30
GP Investments Acquisition Corp.
filed 2016-08-15
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, there were 21,562,500 shares of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GP INVESTMENTS ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$132,324	$967,449
Prepaid expenses	263,917	7,951
Total Current Assets	396,241	975,400

Cash and marketable securities held in Trust Account	172,916,591	172,578,252
TOTAL ASSETS	$173,312,832	$173,553,652

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities - Accounts payable and accrued expenses	$941,238	$19,968
Deferred underwriting fees	6,037,500	6,037,500
Promissory note – related party	388,047	-
Total Liabilities	7,366,785	6,057,468

Commitments and Contingencies

Ordinary shares subject to possible redemption, 16,055,829 and 16,242,250 shares at redemption value as of June 30, 2016 and December 31, 2015, respectively	160,946,046	162,496,183

Shareholders' Equity
Preferred shares, $0.0001 par value; 20,000,000 authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,506,671 and 5,320,250 shares issued and outstanding (excluding 16,055,829 and 16,242,250 shares subject to possible redemption) as of June 30, 2016 and December 31, 2015, respectively	550	532
Additional paid-in capital	6,680,314	5,130,195
Accumulated deficit	(1,680,863)	(130,726)
Total Shareholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,312,832	$173,553,652

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period From January 28, 2015 (inception) through June 30,
	2016	2015	2016	2015

Operating costs	$821,564	$33,251	$1,888,476	$42,602
Loss from operations	(821,564)	(33,251)	(1,888,476)	(42,602)

Other income:
Interest income	177,112	35,231	338,339	35,231
Unrealized loss on marketable securities held in Trust Account	(103,291)	-	-	-
Net (Loss) Income	$(747,743)	$1,980	$(1,550,137)	$(7,371)

Weighted average shares outstanding, basic and diluted (1)	5,425,188	4,346,440	5,372,719	4,104,745

Basic and diluted net loss per common share	$(0.14)	$0.00	$(0.29)	$(0.00)

(1)	Excludes an aggregate of up to 16,055,829 and 16,258,632 shares subject to redemption at June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,	For the Period From January 28, 2015 (inception) through June 30,
	2016	2015

Net loss	$(1,550,137)	$(7,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(338,339)	(35,231)
Changes in operating assets and liabilities:
Prepaid expenses	(255,966)	(21,745)
Accounts payable and accrued expenses	921,270	10,000
Net cash used in operating activities	(1,223,172)	(54,347)

Cash Flows from Investing Activities:
Investment of cash and marketable securities held in trust	-	(172,500,000)
Net cash used in investing activities	-	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	-	146,250,000
Proceeds from sale of Private Placement Warrants	-	6,062,500
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	-	21,937,500
Payment of offering costs	-	(525,590)
Proceeds from related party advances	-	1,321
Payments of related party advances	-	(86,321)
Proceeds from related party promissory notes	388,047	100,000
Repayment of related party promissory notes	-	(100,000)
Net cash provided by financing activities	388,047	173,664,410

Net Change in Cash and Cash Equivalents	(835,125)	1,110,063
Cash and Cash Equivalents - Beginning	967,449	-
Cash and Cash Equivalents - Ending	$132,324	$1,110,063

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$1,550,137	$1,970
Initial classification of ordinary shares subject to possible redemption	$-	$162,617,560
Deferred underwriting fees	$-	$6,037,500
Payment of offering costs and operational costs pursuant to related party advances	$388,047	$85,000

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

At June 30, 2016, the Company had not yet commenced operations. All activity through June 30, 2016 related to the Company’s formation, its Initial Public Offering (as defined below), which is described below, and identifying and evaluating a target company for a Business Combination and activities in connection with the pending acquisition of WKI Holding Company, Inc. (“WKI”) described in Note 6.

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

Transaction costs amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $610,590 of Initial Public Offering costs. In addition, at June 30, 2016, $132,324 of cash was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their shares included in the Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The per-share price of the Public Shares to be redeemed (initially $10.00 per share), payable in cash, will be equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income tax obligations, divided by the number of then outstanding Public Shares. The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s initial shareholders have agreed to waive their redemption rights with respect to the founder shares (as defined in Note 5) and Public Shares in connection with the completion of a Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination.

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

JUNE 30, 2016

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of the laws of the Cayman Islands and other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders and proceeds from the Initial Public Offering. As of June 30, 2016, the Company had $132,324 in its operating account. Interest earned on the Trust Account balance through June 30, 2016 available to be released to the Company for the payment of income tax obligations amounted to approximately $417,000. In May 2016, the Sponsor committed to provide loans to the Company up to an aggregate of $500,000 and in August 2016, the Company amended the previous commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $1,400,000, of which $388,047 was outstanding as of June 30, 2016 (see Note 5). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or May 26, 2017, the date the Company’s liquidation will be triggered if a Business Combination is not consummated.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2016 and December 31, 2015.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2016, cash and marketable securities held in the Trust Account consisted of $172,916,591 in United States Treasury Bills with a maturity date of 180 days or less.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2016, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 14,687,500 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Administrative Services Agreement

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For the three months ended June 30, 2016 and 2015, the Company incurred $30,000 and $20,000, respectively, of administrative service fees. For the six months ended June 30, 2016 and for the period from January 28, 2015 (inception) through June 30, 2015, the Company incurred $60,000 and $20,000, respectively, of administrative service fees, of which $10,000 is payable and included in accounts payable and accrued expenses in the accompanying balance sheet as of June 30, 2016.

Related Party Loans

In May 2016, the Sponsor committed to provide loans to the Company up to an aggregate of $500,000 in order to finance transaction costs in connection with a Business Combination. In August 2016, the Company amended the previous commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $1,400,000. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. As of June 30, 2016, $388,047 was outstanding under the loans.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contingent Transaction Fee Arrangements

The Company has entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates such potential Business Combination. If the potential Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2016, the amount of these contingent fees was approximately $3,894,000. To the extent the potential Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete this or any other Business Combination.

Committed Transaction Fee Arrangements

In connection with the Merger discussed below, the Company has entered into commitments to pay certain creditors and advisors fees to be incurred by the Company in connection with the Merger. As of June 30, 2016, such fees have not been incurred and will become due and payable only if the Company consummates the Merger. If the Merger does not occur, the Company will not be required to pay these fees. As of June 30, 2016, the amount of the fees committed to be paid by the Company was approximately $26,270,000.

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

Merger Agreement

On April 19, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Let’s Go Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), WKI, and, solely in its capacity as the initial Holder Representative thereunder, WKI Group, LLC, a Delaware limited liability company (“Holder Representative”). WKI is the parent company of World Kitchen, LLC, a leading multinational manufacturer and marketer of houseware products whose portfolio of brands includes Corelle, Pyrex, CorningWare and Snapware, among others.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

The closing of the Merger is subject to customary closing conditions, including, among others, (1) adoption by the Company’s shareholders of the Merger Agreement and approval of certain related matters, including the change in the jurisdiction of incorporation to Delaware and adoption of new governing documents and certain governance and other matters in connection therewith, issuance of shares of the Company’s common stock in connection with the Merger, certain approvals required by the rules of NASDAQ, and an incentive equity plan, (2) effectiveness of a registration statement on Form S-4 registering the shares of the Company’s common stock to be issued to WKI’s stockholders pursuant to the Merger, (3) approval for the listing of such shares on NASDAQ, (4) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“ HSR ”), (5) net redemptions of the Company’s common shares by its shareholders shall not exceed thirty percent (30%) of the outstanding common shares and the cash available in the Trust Account shall not be less than $122,000,000 (in each case, after giving effect to payments in respect of redemptions) and (6) appointment of the Nominee Director (as defined in the Merger Agreement) to the Company’s Board of Directors in accordance with the terms and subject to the conditions of the Merger Agreement and the Stockholder Letter (as defined below).

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

The Merger will be accounted for as an acquisition in accordance with GAAP. Under this method of accounting, the assets (including identifiable intangible assets) and liabilities of WKI as of the effective time of the Merger will be recorded at their respective fair values and added to those of the Company. Any excess of the purchase price over the fair value will be recorded as goodwill.

Amendment to the Merger Agreement

As described below in Note 9, on July 28, 2016, the Company entered into an amendment to the Merger Agreement to, among other things: (i) allow for the issuance of additional stock of the Company, at a price of $10.00 per share (the “Incremental Equity Issuances”), in certain instances and subject to certain limitations; (ii) the waiver of certain closing conditions relating to the Incremental Equity Issuances; and (iii) the Company’s consent to certain corporate restructuring actions by WKI and the treatment of certain liabilities related thereto. Please refer to Note 9 for further details.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue up to 400,000,000 ordinary shares. The Company's ordinary shares have a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2016, there were 5,506,671 ordinary shares issued and outstanding (excluding 16,055,829 ordinary shares subject to possible redemption).

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$172,916,591	$172,578,252

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure.

On July 28, 2016, the Company, the Merger Sub, WKI and the Holder Representative entered into Amendment No. 1 (the “Merger Agreement Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement Amendment the parties agreed to, among other things: (i) allow for the issuance of additional stock of the Company, at a price of $10.00 per share, in certain instances and subject to certain limitations; (ii) the waiver of certain closing conditions relating to the Incremental Equity Issuances; and (iii) the Company’s consent to certain corporate restructuring actions by WKI and treatment of certain liabilities related thereto.

Additionally, the Merger Agreement Amendment provides that World Kitchen will take all actions necessary to obtain and then deliver as promptly as practicable thereafter, an irrevocable written consent from holders of more than 60% of voting common stock of WKI that approves the Merger Agreement as amended by the Merger Agreement Amendment and the Merger contemplated thereby (the “New Written Consent”). The Merger Agreement Amendment further provides that the Principal Stockholders and Management Stockholders (as defined in the Merger Agreement) agree, in connection with the New Written Consent or in any other circumstances upon which a vote, consent or other approval of all or some of the shareholders of WKI is sought, to vote all of such holder’s shares of voting common stock of WKI and any other shares of capital stock of WKI owned, beneficially or of record, in favor of the Merger Agreement as amended by the Merger Agreement Amendment and the Merger and any actions required in furtherance thereof.

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

On July 28, 2016, the Company, the Merger Sub, WKI and the Holder Representative entered into Amendment No. 1 (the “Merger Agreement Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement Amendment the parties agreed to, among other things: (i) allow for the issuance of additional stock of the Company, at a price of $10.00 per share (the “Incremental Equity Issuances”), in certain instances and subject to certain limitations; (ii) the waiver of certain closing conditions relating to the Incremental Equity Issuances; and (iii) the Company’s consent to certain corporate restructuring actions by WKI and treatment of certain liabilities related thereto.

Additionally, the Merger Agreement Amendment provides that World Kitchen will take all actions necessary to obtain and then deliver as promptly as practicable thereafter, an irrevocable written consent from holders of more than 60% of voting common stock of WKI that approves the Merger Agreement as amended by the Merger Agreement Amendment and the Merger contemplated thereby (the “New Written Consent”). The Merger Agreement Amendment further provides that the Principal Stockholders and Management Stockholders (as defined in the Merger Agreement) agree, in connection with the New Written Consent or in any other circumstances upon which a vote, consent or other approval of all or some of the shareholders of WKI is sought, to vote all of such holder’s shares of voting common stock of WKI and any other shares of capital stock of WKI owned, beneficially or of record, in favor of the Merger Agreement as amended by the Merger Agreement Amendment and the Merger and any actions required in furtherance thereo.

The foregoing description of the Merger Agreement, the Merger Agreement Amendment and the transactions contemplated thereby is not complete and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which was filed with the SEC on April 26, 2016 as Exhibit 2.1 to the Company's Current Report on Form 8-K and the terms of which are incorporated by reference herein and by reference to the Merger Agreement Amendment, a copy of which was filed with the SEC on July 28, 2016 as Exhibit 2.1 to the Company's Current Report on Form 8-K and the terms of which are incorporated by reference herein.

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

For the three and six months ended June 30, 2016 we had a net loss of $747,743 and $1,550,137, respectively. The results of operations for the three and six months ended June 30, 2016 mainly consists of target identification expenses and operating costs of $821,564 and $1,888,476, respectively, offset by interest income of $177,112 and $338,339, respectively, and an unrealized loss on marketable securities of $103,291 and $0, respectively.

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

As of June 30, 2016, we had cash and marketable securities held in the Trust Account of $172,916,591 (including approximately $417,000 of interest income which is available to pay our income tax obligations) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes and up to $100,000 of our dissolution expenses. Through June 30, 2016, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of June 30, 2016, we had cash of $132,324 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of June 30, 2016, we had accounts payable and accrued expenses of $941,238, primarily representing amounts owed to certain service providers and advisors who have advised us on matters related to a potential business combination. We have entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with a potential business combination will be deferred and become payable only if we consummate such potential business combination. If the potential business combination does not occur, we will not be required to pay these contingent fees. As of June 30, 2016, the amount of these contingent fees was approximately $3,894,000. To the extent the potential business combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete this or any other business combination.

In connection with the Merger discussed above, we have entered into commitments to pay certain creditors and advisors fees to be incurred by us in connection with the Merger. As of June 30, 2016, such fees have not been incurred and will become due and payable only if we consummate the Merger. If the Merger does not occur, we will not be required to pay these fees. As of June 30, 2016, the amount of the fees committed to be paid by us was approximately $26,270,000.

For the six months ended June 30, 2016, cash used in operating activities amounted to $1,223,172, mainly resulting from a net loss of $1,550,137 offset by interest earned on the Trust Account of $338,339. Changes in working capital provided $665,304 of cash for operating activities. For the period from January 28, 2015 (inception) through June 30, 2015, cash used in operating activities amounted to $54,347, mainly resulting from a net loss of $7,371, non-operating interest earned on the Trust Account of $35,231 and payment of transfer agent and trustee fees of $29,400.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. In May 2016, the Sponsor committed to provide us loans up to an aggregate of $500,000 and in August 2016 the Company amended the previous commitment such that the Sponsor committed to provide us loans up to a total aggregate amount of $1,400,000, of which $388,047 was outstanding as of June 30, 2016. The loans are non-interest bearing, unsecured and will only be repaid upon the completion of a business combination.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GP INVESTMENTS ACQUISITION CORP.

Date: August 15, 2016	/s/ Antonio Bonchristiano
Name: Antonio Bonchristiano
Title: Chief Executive Officer, Chief Financial Officer
(Principal Financial and Accounting Officer)