Form 10-Q
period 2016-09-30
GP Investments Acquisition Corp.
filed 2016-11-15
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number: 001-37397

GP INVESTMENTS ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 E. 52 nd Street, Suite 5003 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 974-5710

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

As of November 10, 2016, there were 21,562,500 shares of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GP INVESTMENTS ACQUISITION CORP.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,470	$967,449
Prepaid expenses	233,917	7,951
Total Current Assets	236,387	975,400

Cash and marketable securities held in Trust Account	172,972,482	172,578,252
TOTAL ASSETS	$173,208,869	$173,553,652

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities - Accounts payable and accrued expenses	$379,743	$19,968
Deferred underwriting fees	6,037,500	6,037,500
Promissory note – related party	1,192,636	-
Total Liabilities	7,609,879	6,057,468

Commitments and Contingencies

Ordinary shares subject to possible redemption, 16,016,030 and 16,242,250 shares at redemption value as of September 30, 2016 and December 31, 2015, respectively	160,598,989	162,496,183

Shareholders' Equity
Preferred shares, $0.0001 par value; 20,000,000 authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,546,470 and 5,320,250 shares issued and outstanding (excluding 16,016,030 and 16,242,250 shares subject to possible redemption) as of September 30, 2016 and December 31, 2015, respectively	554	532
Additional paid-in capital	7,027,367	5,130,195
Accumulated deficit	(2,027,920)	(130,726)
Total Shareholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,208,869	$173,553,652

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period From January 28, 2015 (inception) through September 30,
	2016	2015	2016	2015

Operating costs	$402,948	$81,162	$2,291,424	$123,764
Loss from operations	(402,948)	(81,162)	(2,291,424)	(123,764)

Other income:
Interest income	55,234	29,335	393,573	64,566
Unrealized gain on marketable securities held in Trust Account	657	-	657	-
Net Loss	$(347,057)	$(51,827)	$(1,897,194)	$(59,198)

Weighted average shares outstanding, basic and diluted (1)	5,506,671	5,303,868	5,417,696	4,555,028

Basic and diluted net loss per common share	$(0.06)	$(0.01)	$(0.35)	$(0.01)

(1)	Excludes an aggregate of up to 16,016,030 and 16,250,688 shares subject to redemption at September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,	For the Period From January 28, 2015 (inception) through September 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(1,897,194)	$(59,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(393,573)	(64,566)
Unrealized gain on securities held in Trust Account	(657)	-
Changes in operating assets and liabilities:
Prepaid expenses	(225,966)	(15,312)
Accounts payable and accrued expenses	359,775	20,329
Net cash used in operating activities	(2,157,615)	(118,747)

Cash Flows from Investing Activities:
Investment of cash and marketable securities held in trust	-	(172,500,000)
Net cash used in investing activities	-	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	-	146,250,000
Proceeds from sale of Private Placement Warrants	-	6,062,500
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	-	21,937,500
Payment of offering costs	-	(525,590)
Proceeds from related party advances	-	1,321
Payments of related party advances	-	(86,321)
Proceeds from related party promissory notes	1,192,636	100,000
Repayment of related party promissory notes	-	(100,000)
Net cash provided by financing activities	1,192,636	173,664,410

Net Change in Cash and Cash Equivalents	(964,979)	1,045,663
Cash and Cash Equivalents - Beginning	967,449	-
Cash and Cash Equivalents - Ending	$2,470	$1,045,663

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$1,897,194	$49,849
Initial classification of ordinary shares subject to possible redemption	$-	$162,617,560
Deferred underwriting fees	$-	$6,037,500
Payment of offering costs and operational costs pursuant to related party advances	$-	$85,000

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

At September 30, 2016, the Company had not yet commenced operations. All activity through September 30, 2016 related to the Company’s formation, its Initial Public Offering (as defined below), which is described below, and identifying and evaluating a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisition of WKI Holding Company, Inc. (“WKI”) described in Note 9.

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

Transaction costs amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $610,590 of Initial Public Offering costs. In addition, at September 30, 2016, $2,470 of cash was held outside of the Trust Account and was available for working capital purposes.

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

SEPTEMBER 30, 2016

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders and proceeds from the Initial Public Offering. As of September 30, 2016, the Company had $2,470 in its operating account. Interest earned on the Trust Account balance through September 30, 2016 available to be released to the Company for the payment of income tax obligations amounted to approximately $472,000. In May 2016, the Sponsor committed to provide loans to the Company up to an aggregate of $500,000 and in November 2016, the Company amended the previous commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $1,900,000, of which $1,192,636 was outstanding as of September 30, 2016 (see Note 5). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or May 26, 2017, the date the Company’s liquidation will be triggered if a Business Combination is not consummated.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2016 and December 31, 2015.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2016, cash and marketable securities held in the Trust Account consisted of $172,972,482 in United States Treasury Bills with a maturity date of 180 days or less.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2016 and December 31, 2015, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2016, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 14,687,500 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Administrative Services Agreement

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For the three months ended September 30, 2016 and 2015, the Company incurred $30,000 of administrative service fees. For the nine months ended September 30, 2016 and for the period from January 28, 2015 (inception) through September 30, 2015, the Company incurred $90,000 and $50,000, respectively, of administrative service fees, of which $30,000 is payable and included in accounts payable and accrued expenses in the accompanying condensed balance sheet as of September 30, 2016.

Related Party Loans

In May 2016, the Sponsor committed to provide loans to the Company up to an aggregate of $500,000 in order to finance transaction costs in connection with a Business Combination. In November 2016, the Company amended the previous commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $1,900,000. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. As of September 30, 2016, $1,192,636 was outstanding under the loans.

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

SEPTEMBER 30, 2016

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contingent Transaction Fee Arrangements

The Company has entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates such potential Business Combination. If the potential Business Combination does not occur, the Company will not be required to pay these contingent fees. As of September 30, 2016, the amount of these contingent fees was approximately $3,943,000. To the extent the potential Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete a Business Combination.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue up to 400,000,000 ordinary shares. The Company's ordinary shares have a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2016, there were 5,546,470 ordinary shares issued and outstanding (excluding 16,016,030 ordinary shares subject to possible redemption).

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$172,972,482	$172,578,252

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify subsequent events that would have required adjustment to or disclosure in the financial statements.

In November 2016, the Company amended its previous commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $1,900,000. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

On April 19, 2016, the Company entered into an Agreement and Plan of Merger (as amended on July 28, 2016, the “Merger Agreement”), by and among the Company, Let’s Go Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, WKI, and, solely in its capacity as the initial Holder Representative thereunder, WKI Group, LLC, a Delaware limited liability company. Pursuant to the Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of WKI, the parent company of World Kitchen, LLC, a leading multinational manufacturer and marketer of houseware products. On November 11, 2016, the parties terminated the Merger Agreement, effective November 11, 2016.

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

Recent Events

On April 19, 2016, the Company entered into an Agreement and Plan of Merger (as amended on July 28, 2016, the “Merger Agreement”), by and among the Company, Let’s Go Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, WKI, and, solely in its capacity as the initial Holder Representative thereunder, WKI Group, LLC, a Delaware limited liability company. Pursuant to the Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of WKI, the parent company of World Kitchen, LLC, a leading multinational manufacturer and marketer of houseware products. On November 11, 2016, the parties terminated the Merger Agreement, effective November 11, 2016.

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

For the three and nine months ended September 30, 2016, we had a net loss of $347,057 and $1,897,194, respectively, mainly consisting of target identification expenses and operating costs of $402,948 and $2,291,424, respectively, offset by interest income of $55,234 and $393,573, respectively.

For the three months ended September 30, 2015 and for the period from January 28, 2015 (inception) through September 30, 2015, we had a net loss of $51,827 and $59,198, respectively. The results of operations in each period mainly consist of operating costs, offset by interest income on the Trust Account.

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

As of September 30, 2016, we had cash and marketable securities held in the Trust Account of $172,972,482 (including approximately $472,000 of interest income which is available to pay our income tax obligations) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes and up to $100,000 of our dissolution expenses. Through September 30, 2016, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of September 30, 2016, we had cash of $2,470 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of September 30, 2016, we had accounts payable and accrued expenses of $379,743, primarily representing amounts owed to certain service providers and advisors who have advised us on matters related to a potential business combination. We have entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with a potential business combination will be deferred and become payable only if we consummate such potential business combination. If the potential business combination does not occur, we will not be required to pay these contingent fees. As of September 30, 2016, the amount of these contingent fees was approximately $3,943,000. To the extent the potential business combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete this or any other business combination.

For the nine months ended September 30, 2016, cash used in operating activities amounted to $2,157,615, mainly resulting from a net loss of $1,897,194, interest earned on the Trust Account of $393,573 and an unrealized gain on marketable securities of $657. Changes in working capital provided $133,809 of cash for operating activities. For the period from January 28, 2015 (inception) through September 30, 2015, cash used in operating activities amounted to $118,747, mainly resulting from a net loss of $59,198 and interest earned on the Trust Account of $64,566. Changes in working capital provided $5,017 of cash for operating activities.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. In May 2016, the Sponsor committed to provide us loans up to an aggregate of $500,000 and in November 2016, the Company amended the previous commitment such that the Sponsor committed to provide us loans up to a total aggregate amount of $1,900,000, of which $1,192,636 was outstanding as of September 30, 2016. The loans are non-interest bearing, unsecured and will only be repaid upon the completion of a business combination.

We believe we have sufficient capital to operate our business through the earlier of a consummation of a business combination or May 26, 2017, the date the Company’s liquidation will be triggered if a business combination is not consummated. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GP INVESTMENTS ACQUISITION CORP.

Date: November 15, 2016	/s/ Antonio Bonchristiano
Name: Antonio Bonchristiano
Title: Chief Executive Officer, Chief Financial Officer
(Principal Financial and Accounting Officer)

