Form 10-K
period 2016-12-31
GP Investments Acquisition Corp.
filed 2017-03-16
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes ☐ No

As of June 30, 2016, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, based on its last reported sales price prior to June 30, 2016 of $9.70 on the NASDAQ Capital Market, was approximately $167,325,000.

As of March 15, 2017, there were 21,562,500 shares of the Company’s ordinary shares issued and outstanding.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 5. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,062,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s Sponsor, generating gross proceeds of $6,062,500. Following the closing of the Initial Public Offering, an amount of $172,500,000 ($10.00 per share) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account with Continental Stock Transfer & Company acting as trustee (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the Trust Account as described below. As of December 31, 2016, no funds had been withdrawn from the Trust Account.

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

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement. As such, there is a risk that we will be unable to consummate an initial business combination.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering, which is May 26, 2017. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate the Trust Account, in which case our public shareholders may only receive approximately $10.00 per share and our Warrants will expire worthless.

Our Sponsor, executive officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering, which is May 26, 2017. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive approximately $10.00 per share and our Warrants will expire worthless.

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

If we are unable to consummate our initial business combination within 24 months from the closing of our Initial Public Offering, which is May 26, 2017, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

We issued Warrants to purchase 8,625,000 of our ordinary shares as part of the Public Units sold in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement an aggregate of 6,062,500 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share. In addition, our Sponsor has made working capital loans, and may, in the future, make further working capital loans, which it may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our Warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2016. Only in the event we are deemed to be a large accelerated filer or an accelerated filer other than an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 3. Legal Proceedings.

As of December 31, 2016, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

The following table includes the high and low sales prices for our Public Units, ordinary shares and Warrants for the periods presented.

	Public Units (GPIAU)		Ordinary Shares (GPIA)		Warrants (GPIAW)
Fiscal 2016:	High	Low	High	Low	High	Low
Quarter ended 3/31/2016	$9.99	$9.70	$10.40	$9.55	$0.40	$0.20
Quarter ended 6/30/2016	$10.32	$8.97	$9.95	$8.93	$0.70	$0.27
Quarter ended 9/30/2016	$10.25	$9.48	$9.90	$9.32	$0.78	$0.40
Quarter ended 12/31/2016	$11.04	$9.85	$9.92	$9.72	$0.80	$0.18

Fiscal 2015:	High	Low	High	Low	High	Low
Quarter ended 6/30/2015	$10.55	$10.00	$—	$—	$—	$—
Quarter ended 9/30/2015	$10.20	$9.90	$9.75	$9.50	$0.98	$0.50
Quarter ended 12/31/2015	$10.04	$9.65	$9.77	$9.50	$0.80	$0.15

Holders

As of March 16, 2017, there were five holders of record of our ordinary shares, one holder of record of our Public Units and two holders of record of our Warrants.

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

Performance Graph

The graph below compares the cumulative total return of our Public Units (the blue line in the chart below) from May 19, 2015, the date that our Public Units were first listed on NASDAQ, through December 31, 2016 with the comparable cumulative return of three indices: the S&P 500 Index (the green line in the chart below), the Dow Jones Industrial Average Index (the red line in the chart below) and NASDAQ (the green line in the chart below). The graph plots the growth in value of an initial investment in each of our Public Units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6. Selected Financial Data.

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this Report.

	December 31, 2016	December 31, 2015
Income Statement Data:
Loss from operations	$(3,334,903)	$(208,978)
Net loss	(2,861,165)	(130,726)

Balance Sheet Data:
Cash	$1,551	$967,449
Cash and marketable securities held in Trust Account	173,051,990	172,578,252
Total assets	173,271,209	173,553,652
Ordinary shares subject to possible redemption	159,635,018	162,496,183

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

Recent Events

On April 19, 2016, we entered into an Agreement and Plan of Merger (as amended on July 28, 2016, the “Merger Agreement”), by and among the Company, Let’s Go Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, WKI Holding Company, Inc. (“WKI”), and, solely in its capacity as the initial Holder Representative thereunder, WKI Group, LLC, a Delaware limited liability company. Pursuant to the Merger Agreement, we agreed to acquire all of the outstanding capital stock of WKI, the parent company of World Kitchen, LLC, a leading multinational manufacturer and marketer of houseware products. On November 11, 2016, the parties entered into a letter terminating the Merger Agreement, effective November 11, 2016.

Results of Operations

Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. All activity from inception to December 31, 2016 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2016, we had a net loss of $2,861,165, mainly consisting of target identification expenses, transaction expenses relating to the terminated business combination with WKI and other operating costs of $3,334,903 and an unrealized loss on marketable securities held in the Trust Account of $11,618, offset by interest earned on securities in the Trust Account of $485,356.

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

As of December 31, 2016, we had cash and marketable securities held in the Trust Account of $173,051,990 (including approximately $552,000 of interest income which is available to pay our income tax obligations) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes and up to $100,000 of our dissolution expenses. Through December 31, 2016, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of December 31, 2016, we had cash of $1,551 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of December 31, 2016, we had accounts payable and accrued expenses of $63,009, primarily representing amounts owed to certain service providers and advisors who have advised us on matters related to the terminated business combination with WKI. We have entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with the terminated business combination with WKI will be deferred and become payable only if we consummate an initial business combination. If an initial business combination does not occur, we will not be required to pay these contingent fees. As of December 31, 2016, the amount of these contingent fees was approximately $3,993,000. To the extent a potential initial business combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete any initial business combination.

For the year ended December 31, 2016, cash used in operating activities amounted to $3,501,579, mainly resulting from a net loss of $2,861,165 and interest earned on the Trust Account of $485,356, offset by an unrealized loss on marketable securities held in the Trust Account of $11,618. Changes in working capital provided $166,676 of cash for operating activities.

For the period from January 28, 2015 (inception) through December 31, 2015, cash used in operating activities amounted to $196,961, mainly resulting from a net loss of $130,726, interest earned on the Trust Account of $61,682 and an unrealized gain on marketable securities of $16,570. Changes in working capital provided $12,017 of cash for operating activities.

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

Based upon (i) amounts held outside the Trust Account, (ii) interest earned on the Trust Account available to be released to the Company for that payment of income tax obligations and (iii) loans that the Sponsor has committed to provide to the Company, in each case as described herein, we believe we have sufficient cash to operate our business through the earlier of a consummation of a business combination or May 26, 2017, the date that the Company will be required to cease all operations except for the purpose of winding up, if a business combination is not consummated. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-14 comprising a portion of this Report.

Supplementary Data (unaudited)

The following tables present selected unaudited quarterly financial data of the Company for the year ended December 31, 2016 and for the period from January 28, 2015 (inception) through December 31, 2015.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended December 31, 2016

Operating costs	$1,066,912	$821,564	$402,948	$1,043,479	$3,334,903
Loss from operations	(1,066,912)	(821,564)	(402,948)	(1,043,479)	(3,334,903)
Interest income	161,227	177,112	55,234	91,783	485,356
Unrealized gain(loss)	103,291	(103,291)	657	(12,275)	(11,618)
Net (Loss) Income	$(802,394)	$(747,743)	$(347,057)	$(963,971)	$(2,861,165)
Loss per common share:
Basic and diluted	$(0.15)	$(0.14)	$(0.06)	$(0.17)	$(0.52)
Weighted average number of common shares outstanding:
Basic and diluted	5,320,250	5,425,188	5,506,671	5,546,470	5,466,064

Balance Sheet Data (at period end)
Cash	$871,920	$132,324	$2,470	$1,551	$1,551
Cash and marketable securities held in Trust Account	172,842,770	172,916,591	172,972,482	173,051,990	173,051,990
Total Assets	173,798,263	173,312,832	173,208,869	173,271,209	173,271,209
Deferred underwriting fees	6,037,500	6,037,500	6,037,500	6,037,500	6,037,500
Total Liabilities	7,104,473	7,366,785	7,609,879	8,636,190	8,636,190
Ordinary shares subject to possible redemption	161,693,789	160,946,046	160,598,989	159,635,018	159,635,018
Total Shareholders’ Equity	$5,000,001	$5,000,001	$5,000,001	$5,000,001	$5,000,001

	2015
	First Quarter (January 28, 2015 (inception) through March 31, 2015)	Second Quarter	Third Quarter	Fourth Quarter	For the period from January 28, 2015 (inception) through December 31, 2015

Operating costs	$9,351	$33,251	$81,162	$85,214	$208,978
Loss from operations	(9,351)	(33,251)	(81,162)	(85,214)	(208,978)
Interest income	-	35,231	29,335	13,686	78,252
Net (Loss) Income	$(9,351)	$1,980	$(51,827)	$(71,528)	$(130,726)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	3,750,000	4,346,440	5,303,868	5,311,812	4,761,628

Balance Sheet Data (at period end)
Cash	$98,595	$1,110,063	$1,045,663	$967,449	$967,449
Cash and marketable securities held in Trust Account	-	172,535,231	172,564,566	172,578,252	172,578,252
Total Assets	371,970	173,667,039	173,625,541	173,553,652	173,553,652
Deferred underwriting fees	-	6,037,500	6,037,500	6,037,500	6,037,500
Total Liabilities	356,321	6,047,500	6,057,829	6,057,468	6,057,468
Ordinary shares subject to possible redemption	-	162,619,530	162,567,711	162,496,183	162,496,183
Total Shareholders’ Equity	$15,649	$5,000,009	$5,000,001	$5,000,001	$5,000,001

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Antonio Bonchristiano	49	Chief Executive Officer; Chief Financial Officer (Principal Financial and Accounting Officer); Director
Fersen Lamas Lambranho	55	Chairman of the Board of Directors
Christopher Brotchie	71	Independent Director
Fernando d’Ornellas Silva	59	Independent Director
Alexandre Hohagen	49	Independent Director

Antonio Bonchristiano has been our Chief Executive Officer, Chief Financial Officer and director since March of 2015. Mr. Bonchristiano is also a member of the board and Chief Executive Officer of GP Investments. He joined GP Investments in 1993 and has been a Managing Director since 1995. Prior to joining GP Investments, Mr. Bonchristiano was a Partner at Johnston Associates Inc., a finance consultancy based in London, and worked for Salomon Brothers Inc. in London and New York. Currently, he serves as a member of the board of directors of AMBEV, GP Advisors, and SPICE. Mr. Bonchristiano is also on the board of several non-profit organizations, including: Fundação Bienal and Fundação Estudar in São Paulo, Brazil and John Carter Brown Library in Providence, RI, USA. Previously, he served as a member of the boards of directors of several companies including BHG, Estácio, BR Properties, ALL, CEMAR, Gafisa, Submarino, Equatorial, BR Malls, Tempo and Magnesita Refratários. He was also previously the Chief Financial Officer of SuperMar Supermercados and Founder and Chief Executive Officer of Submarino. Mr. Bonchristiano holds a bachelor’s degree in Politics, Philosophy, and Economics from the University of Oxford. Mr. Bonchristiano is well qualified to serve as a director due to his extensive experience in private equity, numerous directorship roles and financial expertise .

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

Code of Ethics and Audit and Compensation Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement associated with our Initial Public Offering. You can review these documents by accessing our public filings at the SEC’s web site at  www.sec.gov . In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2016, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with.

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

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 15, 2017, by:

•	each person known by us to be the beneficial owner of more than 5% of our 21,562,500 outstanding ordinary shares;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Beneficial Ownership of Ordinary Shares
Name and Address of Beneficial Owner (1)	Number	Percent of Class
GPIAC, LLC (our Sponsor) (2)	4,252,500	19.72%
Polar Asset Management Partners Inc. (3)	2,155,333	10.00%
Davidson Kempner Capital Management LP (4)	1,400,000	6.49%
TD Asset Management Inc. (5)	1,349,400	6.26%
Arrowgrass Capital Partners (US) LP(6)	1,316,500	6.11%
Silver Rock Financial GP LLC(7)	1,250,000	5.80%
Weiss Asset Management LP(8)	1,196,315	5.55%
Antonio Bonchristiano	0	*
Fersen Lambranho	0	*
Christopher Brotchie (9)	20,000	*
Fernando d’Ornellas Silva (10)	20,000	*
Alexandre Hohagen (11)	20,000	*
All directors and executive officers as a group (5 individuals)	60,000	*

*	Less than one percent.
(1)	This table is based on 21,562,500 ordinary shares outstanding as of March 15, 2017. Unless otherwise noted, the business address of each of the following entities or individuals is c/o GP Investments Acquisition Corp., 150 E. 52nd Street, Suite 5003, New York, NY 10022.
(2)	Based on information contained in a Form 3 filed on May 19, 2015.
(3)	The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the SEC on February 10, 2017.

34

(4)

Davidson Kempner Capital Management, L.P. ("DKCM") shares voting and dispositive power with the following entities and persons: Davidson Kempner Partners ("DKP") (279,566 shares); Davidson Kempner Institutional Partners, L.P. ("DKIP") (565,222 shares); Davidson Kempner International, Ltd. ("DKIL") (555,212 shares); Thomas L. Kempner, Jr. (1,400,000 shares); and Robert J. Brivio, Jr. (1,400,000 shares).  DKCM is the investment manager to each of DKP, DKIP and DKIL.  Messrs. Kempner and Brivio, through their involvement with DKCM, are responsible for the voting and dispositive decisions relating to the securities held by DKP, DKIP and DKIL. The business address of the foregoing entities and persons is c/o Davidson Kempner Partners, 520 Madison Avenue, 30th Floor New York, NY 10022, United States. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the SEC on June 1, 2015.

(5)	TD Asset Management Inc. beneficially owns 1,378,900 Ordinary Shares and TDAM USA Inc. beneficially owns 1,900 Ordinary Shares, collectively they may be deemed to beneficially own 1,380,800 Ordinary Shares. The business address of TD Asset Management Inc. and TDAM USA Inc. is 161 Bay Street, 35th Floor, Toronto, Ontario M5J 2T2. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the SEC on February 8, 2017.
(6)	Arrowgrass Capital Services (US) Inc. serves as the general partner of Arrowgrass Capital Partners (US) LP. The business address of the foregoing entities is 1330 Avenue of the Americas, 32nd Floor, New York, NY 10019, United States. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the SEC on February 14, 2017.
(7)	Silver Rock Financial LP (“SRF-LP”) has the exclusive power to vote and dispose of the 1,250,000 Ordinary Shares of GPIA referred to above. Mr. Carl Meyer is the sole member of Silver Rock Financial GP LLC (“SRF-GP”) and, as a result, controls the investment activities of SRF-GP and SRF-LP. The business address of the foregoing entities and person is 1250 Fourth Street, Suite 550, Santa Monica, CA 90401, United States. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the SEC on June 21, 2016.
(8)	Weiss Asset Management is the sole investment manager to a private investment partnership of which BIP GP LLC is the sole general partner (the “Partnership”). WAM GP LLC is the sole general partner of Weiss Asset Management LP. Andrew M. Weiss is the managing member of WAM GP LLP and BIP GP LLC. Shares reported for WAM GP LLC, Andrew M. Weiss and Weiss Asset Management LP include shares beneficially owned by the Partnership. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the SEC on February 14, 2017.
(9)	Based on information contained in a Form 3 filed on May 19, 2015.
(10)	Based on information contained in a Form 3 filed on May 19, 2015.
(11)	Based on information contained in a Form 3 filed on December 28, 2015.

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

Sponsor Loans

In May 2016, the Sponsor committed to provide loans to the Company up to an aggregate of $500,000 in order to finance transaction costs in connection with the terminated business combination with WKI. As of December 31, 2016, the Company amended the previous commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $1,900,000. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. As of December 31, 2016, $1,900,000 was outstanding under the loans. In February 2017, the Company amended the commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $3,400,000.

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

As of December 31, 2016, the Sponsor advanced an aggregate of $635,681 in order to finance transaction costs in connection with the terminated business combination with WKI. The advances are non-interest bearing, unsecured and due on demand. In February 2017, the terms of the advances were amended such that they will only be repaid upon the completion of a Business Combination.

Administrative Services Agreement

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For the year ended December 31, 2016 and the period ended December 31, 2015, the Company incurred $120,000 and $80,000, respectively, of administrative service fees, of which $60,000 and $10,000, respectively, is included in accounts payable and accrued expenses. Upon the earlier of the completion of our initial business combination or the Company’s liquidation, the Company’s will cease paying these monthly fees.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which were made from the proceeds of our offering held in the Trust Account prior to the completion of our initial business combination:

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

Item 14. Principal Accountant Fees and Services.

During the year ended December 31, 2016 and the period from January 28, 2015 (inception) through December 31, 2015, the firm of Marcum LLP, was our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees

During the year ended December 31, 2016 and the period from January 28, 2015 (inception) through December 31, 2015, audit fees for our independent registered public accounting firm were $50,310 and $93,078, respectively. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings.

Audit-Related Fees

During the year ended December 31, 2016 and for the period from January 28, 2015 (inception) through December 31, 2015, audit-related fees were $94,056 and $0, respectively.

Tax Fees

During the year ended December 31, 2016 and the period from January 28, 2015 (inception) through December 31, 2015, our independent registered public accounting firm did not render any fees for tax services to us.

All Other Fees

During the year ended December 31, 2016 and the period from January 28, 2015 (inception) through December 31, 2015, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee, on at least an annual basis, reviews audit and non-audit services performed by Marcum LLP as well as the fees charged by Marcum LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during the year ended December 31, 2016.

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

GP INVESTMENTS ACQUISITION CORP.

Date: March 16, 2017	/s/ Antonio Bonchristiano
Name: Antonio Bonchristiano
Title: Chief Executive Officer; Chief
Financial Officer (Principal Executive,
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2017	/s/ Fersen Lambranho
Name: Fersen Lambranho
Title: Chairman of the Board of Directors

Date: March 16, 2017	/s/ Christopher Brotchie
Name: Christopher Brotchie
Title: Independent Director

Date: March 16, 2017	/s/ Fernando d’Ornellas Silva
Name: Fernando d’Ornellas Silva
Title: Independent Director

Date: March 16, 2017	/s/ Alexandre Hohagen
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

Date: March 16, 2017	/s/ Antonio Bonchristiano
Name: Antonio Bonchristiano
Title: Chief Executive Officer; Chief
Financial Officer (Principal Executive,
Financial and Accounting Officer)

Date: March 16, 2017	/s/ Fersen Lambranho
Name: Fersen Lambranho
Title: Chairman of the Board of Directors

Date: March 16, 2017	/s/ Christopher Brotchie
Name: Christopher Brotchie
Title: Independent Director

Date: March 16, 2017	/s/ Fernando d’Ornellas Silva
Name: Fernando d’Ornellas Silva
Title: Independent Director

Date: March 16, 2017	/s/ Alexandre Hohagen
Name: Alexandre Hohagen
Title: Independent Director

GP INVESTMENTS ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Shareholders

of GP Investments Acquisition Corp.

We have audited the accompanying balance sheets of GP Investments Acquisition Corp. (the “Company”) as of December 31, 2016 and 2015 the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2016 and for the period from January 28, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GP Investments Acquisition Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from January 28, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 16, 2017

GP INVESTMENTS ACQUISITION CORPORATION

Balance Sheets

	December 31
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$1,551	$967,449
Prepaid expenses	217,668	7,951
Total Current Assets	219,219	975,400

Cash and marketable securities held in Trust Account	173,051,990	172,578,252

TOTAL ASSETS	$173,271,209	$173,553,652

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$63,009	$19,968
Advances from related party	635,681	—
Total Current Liabilities	698,690	19,968

Deferred underwriting fees	6,037,500	6,037,500
Promissory note – related party	1,900,000	—
Total Liabilities	8,636,190	6,057,468

Commitments

Ordinary shares subject to possible redemption, 15,912,582 and 16,242,250 shares at redemption value as of December 31, 2016 and 2015, respectively	159,635,018	162,496,183

Shareholders' Equity
Preferred shares, $0.0001 par value; 20,000,000 authorized, none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,649,918 and 5,320,250 shares issued and outstanding (excluding 15,912,582 and 16,242,250 shares subject to possible redemption) as of December 31, 2016 and 2015, respectively	565	532
Additional paid-in capital	7,991,327	5,130,195
Accumulated deficit	(2,991,891)	(130,726)
Total Shareholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,271,209	$173,553,652

The accompanying notes are an integral part of the financial statements.

GP INVESTMENTS ACQUISITION CORPORATION

Statements of Operations

	Year Ended December 31, 2016	For the Period from January 28, 2015 (inception) through December 31, 2015

Operating costs	$3,334,903	$208,978
Loss from operations	(3,334,903)	(208,978)

Other income:
Interest income	485,356	78,252
Unrealized loss on marketable securities held in the Trust Account	(11,618)	-
Net Loss	$(2,861,165)	$(130,726)

Weighted average shares outstanding, basic and diluted	5,466,064	4,761,628

Basic and diluted net loss per common share	$(0.52)	$(0.03)

The accompanying notes are an integral part of the financial statements.

GP INVESTMENTS ACQUISITION CORPORATION

Statement of Changes in Shareholders’ Equity

Year ended December 31, 2016 and for the Period from January 28, 2015 (inception) through December 31, 2015

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 27, 2015 (Inception)	—	$—	$—	$—	$—
Ordinary shares issued to initial shareholder	4,312,500	431	24,569	—	25,000
Sale of 15,000,000 Units, net of underwriters discount and offering expenses	15,000,000	1,500	140,387,910	—	140,389,410
Sale of 2,250,000 over-allotment Units to underwriters, net of underwriters discount	2,250,000	225	21,149,775	—	21,150,000
Sale of 6,062,500 Private Placement Warrants	—	—	6,062,500	—	6,062,500
Ordinary shares subject to redemption	(16,242,250)	(1,624)	(162,494,559)	—	(162,496,183)
Net loss	—	—	—	(130,726)	(130,726)
Balance – December 31, 2015	5,320,250	532	5,130,195	(130,726)	5,000,001
Ordinary shares subject to redemption	329,668	33	2,861,132	—	2,861,165
Net loss	—	—	—	(2,861,165)	(2,861,165)
Balance – December 31, 2016	5,649,918	$565	$7,991,327	$(2,991,891)	$5,000,001

The accompanying notes are an integral part of the financial statements.

GP INVESTMENTS ACQUISITION CORPORATION

Statements of Cash Flows

	Year Ended December 31, 2016	For the period from January 28, 2015 (inception) through December 31, 2015

Cash Flows from Operating Activities:
Net loss	$(2,861,165)	$(130,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(485,356)	(78,252)
Unrealized loss on marketable securities held in Trust Account	11,618	—
Changes in operating assets and liabilities:
Prepaid expenses	(209,717)	(7,951)
Accounts payable and accrued expenses	43,041	19,968
Net cash used in operating activities	(3,501,579)	(196,961)

Cash Flows from Investing Activities:
Investment of cash and marketable securities held in trust	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	146,250,000
Proceeds from sale of Private Placement Warrants	—	6,062,500
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	—	21,937,500
Payment of offering costs	—	(525,590)
Proceeds from related party advances	635,681	1,321
Repayment of related party advances	—	(86,321)
Proceeds from related party promissory notes	1,900,000	100,000
Repayment of related party promissory notes	—	(100,000)
Net cash provided by financing activities	2,535,681	173,664,410

Net Change in Cash and Cash Equivalents	(965,898)	967,449
Cash and Cash Equivalents – Beginning	967,449	—
Cash and Cash Equivalents – Ending	$1,551	$967,449

Non-cash investing and financing activities:
Payment of offering costs and operational costs pursuant to related party advances	$—	$85,000
Deferred underwriting fees	$—	$6,037,500
Initial classification of ordinary shares subject to possible redemption	$—	$162,617,560
Change in value of ordinary shares subject to possible redemption	$2,861,165	$121,377

The accompanying notes are an integral part of the financial statements.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

At December 31, 2016, the Company had not yet commenced operations. All activity through December 31, 2016 related to the Company’s formation, its Initial Public Offering (as defined below), which is described below, and identifying and evaluating a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisition of WKI Holding Company, Inc. (“WKI”) described below.

On April 19, 2016, the Company entered into an Agreement and Plan of Merger (as amended on July 28, 2016, the “Merger Agreement”), by and among the Company, Let’s Go Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, WKI, and, solely in its capacity as the initial Holder Representative thereunder, WKI Group, LLC, a Delaware limited liability company. Pursuant to the Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of WKI, the parent company of World Kitchen, LLC, a leading multinational manufacturer and marketer of houseware products. On November 11, 2016, the parties entered into a letter agreement terminating the Merger Agreement, effective November 11, 2016.

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

Transaction costs amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $610,590 of Initial Public Offering costs. In addition, at December 31, 2016, $1,551 of cash was held outside of the Trust Account and was available for working capital purposes.

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

DECEMBER 31, 2016

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2016, the Company had $1,551 held outside of the Trust Account. Interest earned on the Trust Account balance through December 31, 2016 available to be released to the Company for the payment of income tax obligations amounted to approximately $552,000. In May 2016, the Sponsor committed to provide loans to the Company up to an aggregate of $500,000 and as of December 31, 2016, the Company amended the previous commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $1,900,000, of which $1,900,000 was outstanding as of December 31, 2016 (see Note 5). In February 2017, the Company amended the commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $3,400,000. As of December 31, 2016, the Sponsor advanced an aggregate of $635,681 in order to finance transaction costs in connection with the terminated Business Combination with WKI (see Note 5). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or May 26, 2017, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2016 and 2015.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2016, cash and marketable securities held in the Trust Account consisted of $173,051,990 in United States Treasury Bills with a maturity date of 180 days or less.

Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2016 and 2015, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2016, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of December 31. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 14,687,500 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Administrative Services Fee

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For the year ended December 31, 2016 and for the period from January 28, 2015 (inception) through December 31, 2015, the Company incurred $120,000 and $80,000, respectively, of administrative service fees, of which $60,000 and $10,000, respectively, is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Advances

As of December 31, 2016, the Sponsor advanced an aggregate of $635,681 in order to finance transaction costs in connection with the terminated Business Combination with WKI. The advances are non-interest bearing, unsecured and due on demand. In February 2017, the terms of the advances were amended such that they will be payable only upon the completion of a Business Combination.

Related Party Loans

In May 2016, the Sponsor committed to provide loans to the Company up to an aggregate of $500,000 in order to finance transaction costs in connection with the terminated Business Combination with WKI. As of December 31, 2016, the Company amended the previous commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $1,900,000. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. As of December 31, 2016, $1,900,000 was outstanding under the loans. In February 2017, the Company amended the commitment such that the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $3,400,000.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contingent Transaction Fee Arrangements

The Company has entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2016, the amount of these contingent fees was approximately $3,993,000. To the extent a Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete a Business Combination.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue up to 400,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2016, there were 5,649,918 ordinary shares issued and outstanding (excluding 15,912,582 ordinary shares subject to possible redemption).

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$173,051,990	$172,578,252

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described in Note 5, the Company did not identify subsequent events that would have required adjustment to or disclosure in the financial statements.

