Form 10-Q
period 2017-03-31
GP Investments Acquisition Corp.
filed 2017-05-11
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

As of May 10, 2017, there were 21,562,500 shares of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GP INVESTMENTS ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,551	$1,551
Prepaid expenses	256,417	217,668
Total Current Assets	257,968	219,219

Cash and marketable securities held in Trust Account	173,227,105	173,051,990
TOTAL ASSETS	$173,485,073	$173,271,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$133,932	$63,009
Advances from related party	-	635,681
Total Current Liabilities	133,932	698,690

Deferred underwriting fees	6,037,500	6,037,500
Promissory note – related party	2,682,893	1,900,000
Total Liabilities	8,854,325	8,636,190

Commitments and Contingencies

Ordinary shares subject to possible redemption, 15,896,071 and 15,912,582 shares at redemption value as of March 31, 2017 and December 31, 2016, respectively	159,630,747	159,635,018

Shareholders' Equity
Preferred shares, $0.0001 par value; 20,000,000 authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,666,429 and 5,649,918 shares issued and outstanding (excluding 15,896,071 and 15,912,582 shares subject to possible redemption) as of March 31, 2017 and December 31, 2016, respectively	566	565
Additional paid-in capital	7,995,597	7,991,327
Accumulated deficit	(2,996,162)	(2,991,891)
Total Shareholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,485,073	$173,271,209

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating costs	$179,386	$1,066,912
Loss from operations	(179,386)	(1,066,912)

Other income:
Interest income	200,175	161,227
Unrealized (loss) gain on marketable securities held in Trust Account	(25,060)	103,291
Net Loss	$(4,271)	$(802,394)

Weighted average shares outstanding, basic and diluted (1)	5,649,918	5,320,250

Basic and diluted net loss per common share	$0.00	$(0.15)

(1)	Excludes an aggregate of up to 15,896,071 and 16,137,312 shares subject to redemption at March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(4,271)	$(802,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(200,175)	(161,227)
Unrealized loss (gain) on marketable securities held in Trust Account	25,060	(103,291)
Changes in operating assets and liabilities:
Prepaid expenses	(38,749)	(75,622)
Accounts payable and accrued expenses	70,923	1,047,005
Net cash used in operating activities	(147,212)	(95,529)

Cash Flows from Financing Activities:
Proceeds from related party promissory notes	147,212	-
Net cash provided by financing activities	147,212	-

Net Change in Cash and Cash Equivalents	-	(95,529)
Cash and Cash Equivalents - Beginning	1,551	967,449
Cash and Cash Equivalents - Ending	$1,551	$871,920

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(4,271)	$(802,394)
Reclassification of related party advances to related party promissory notes	$635,681	$-

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

At March 31, 2017, the Company had not yet commenced operations. All activity through March 31, 2017 related to the Company’s formation, its Initial Public Offering (as defined below), which is described below, and identifying and evaluating a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisition of WKI Holding Company, Inc. (“WKI”) described below.

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

Transaction costs amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $610,590 of Initial Public Offering costs. In addition, at March 31, 2017, $1,551 of cash was held outside of the Trust Account and was available for working capital purposes.

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

MARCH 31, 2017

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

The Company has until May 26, 2017 to complete a Business Combination (the “Combination Period”). The Company is scheduled to hold a shareholders meeting on May 23, 2017, pursuant to which it is proposing to amend and restate its Memorandum and Articles of Association in order to extend the date by which the Company must consummate a Business Combination from May 26, 2017 to November 27, 2017 (the “Extended Combination Period”). On April 24, 2017, the Company filed a definitive proxy statement (the “Proxy Statement”) with the SEC relating to such shareholder meeting. Further information in connection with such shareholders meeting is included in the Proxy Statement. If the Company is unable to complete a Business Combination within the Combination Period or the Extended Combination Period (if approved by the shareholders as described in the Proxy Statement), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of the laws of the Cayman Islands and other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period or the Extended Combination Period (if approved by the shareholders as described in the Proxy Statement).

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the founder shares if the Company fails to complete a Business Combination during the Combination Period or the Extended Combination (if approved by the shareholders as described in the Proxy Statement). However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period or the Extended Combination (if approved by the shareholders as described in the Proxy Statement). The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period or the Extended Combination (if approved by the shareholders as described in the Proxy Statement) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 3, 2017, the Company had $1,551 held outside of the Trust Account. Interest earned on the Trust Account balance through March 31, 2017 available to be released to the Company for the payment of income tax obligations amounted to approximately $727,000. As of March 2017, the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $3,400,000, of which $2,682,893 was outstanding as of March 31, 2017 (see Note 5). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or the end of the Combination Period or the end of the Extended Combination Period (if approved by the shareholders as described in the Proxy Statement), the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2017, cash and marketable securities held in the Trust Account consisted of $173,227,105 in United States Treasury Bills with a maturity date of 180 days or less.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2017 and December 31, 2016, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2017, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at March 31, 2017 and 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 14,687,500 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

MARCH 31, 2017

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 6,062,500 Private Placement Warrants at a purchase price of $1.00 per warrant in a private placement. Each Private Placement Warrant is exercisable to purchase one ordinary share at $11.50 per share. The proceeds from the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or the Extended Combination (if approved by the shareholders as described in the Proxy Statement), the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 2, 2015, the Company issued 4,312,500 ordinary shares to GPIAC, LLC, a company whose sole member is the Sponsor (the “founder shares”), for an aggregate purchase price of $25,000. The 4,312,500 founder shares included an aggregate of up to 562,500 shares subject to forfeiture by the initial shareholders (or their permitted transferees) on a pro rata basis depending on the extent to which the underwriter’s over-allotment was exercised. As a result of the underwriter’s election to exercise its full over-allotment option to purchase 2,250,000 Units on May 26, 2015 (see Note 6), 562,500 founder shares were no longer subject to forfeiture. The founder shares are identical to the Public Shares included in the Units sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions and (2) the initial shareholders have agreed (i) to waive their redemption rights with respect to the founder shares and Public Shares purchased during or after the Initial Public Offering in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period or the Extended Combination (if approved by the shareholders as described in the Proxy Statement).

Administrative Services Fee

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For the three months ended March 31, 2017 and 2016, the Company incurred $30,000 and $30,000, respectively, of administrative service fees, of which $90,000 and $60,000, respectively, is payable and included in accounts payable and accrued expenses in the accompanying condensed balance sheet as of March 31, 2017 and December 31, 2016, respectively.

Related Party Advances

Through December 31, 2016, the Sponsor advanced an aggregate of $635,681 in order to finance transaction costs in connection with the terminated Business Combination with WKI. The advances were non-interest bearing, unsecured and payable only upon the completion of a Business Combination. As a result of the amendment to the Sponsor’s commitment to provide loans to the Company of up to a total aggregate amount of $3,400,000 (see below), the outstanding advances of $635,681 were reclassified to related party promissory loans and are now included in the outstanding amounts owed under such loans. Accordingly, as of March 31, 2017, there are no related party advances outstanding.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Related Party Loans

As of March 2017, the Sponsor has committed to provide loans to the Company up to an aggregate of $3,400,000 in order to finance transaction costs in connection with a Business Combination. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. As of March 31, 2017, $2,682,893 was outstanding under the loans.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contingent Transaction Fee Arrangements

The Company has entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2017, the amount of these contingent fees was approximately $3,993,000. To the extent a Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete a Business Combination.

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

Underwriting Agreement

The underwriters are entitled to an underwriting discount of 6.0%, of which two and one-half percent (2.5%), or $4,312,500, was paid in cash at the closing of the Initial Public Offering on May 26, 2015, and up to three and one-half percent (3.5%), or $6,037,500, has been deferred. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2017, there are no preferred shares designated, issued or outstanding.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Ordinary Shares - The Company is authorized to issue up to 400,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2017, there were 5,666,429 ordinary shares issued and outstanding (excluding 15,896,071 ordinary shares subject to possible redemption).

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$173,227,105	$173,051,990

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify subsequent events that would have required adjustment to or disclosure in the financial statements.

The Company is scheduled to hold a shareholders meeting on May 23, 2017, pursuant to which it is proposing, among other things, to amend its Memorandum and Articles of Association in order to extend the date by which the Company must consummate a Business Combination from May 26, 2017 to November 27, 2017. On April 24, 2017, the Company filed a Proxy Statement with the SEC relating to such shareholders meeting. Further information in connection with such shareholders meeting is included in the Proxy Statement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical facts included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Company is scheduled to hold a shareholders meeting on May 23, 2017, pursuant to which it is proposing, among other things, to amend its Memorandum and Articles of Association in order to extend the date by which the Company must consummate a Business Combination from May 26, 2017 to November 27, 2017. On April 24, 2017, the Company filed a definitive proxy statement (the “Proxy Statement”) with the SEC relating to such shareholders meeting. Further information in connection with such shareholders meeting is included in the Proxy Statement.

Results of Operations

Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. All activity from inception to March 31, 2017 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2017, we had a net loss of $4,271, mainly consisting of operating costs and transaction expenses relating to the terminated business combination with WKI of $179,386 and an unrealized loss on marketable securities held in the Trust Account of $25,060, offset by interest earned on marketable securities held in the Trust Account of $200,175.

For the three months ended March 31, 2016, we had a net loss of $802,394, mainly consisting of target identification expenses, transaction expenses relating to the terminated business combination with WKI and other operating costs of $1,066,912, offset by interest earned on marketable securities held in the Trust Account of $161,227 and an unrealized gain on marketable securities of $103,291.

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

As of March 31, 2017, we had cash and marketable securities held in the Trust Account of $173,227,105 (including approximately $727,000 of interest income which is available to pay our income tax obligations) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes and up to $100,000 of our dissolution expenses. Through March 31, 2017, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of March 31, 2017, we had cash of $1,551 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of March 31, 2017, we had accounts payable and accrued expenses of $133,932, primarily representing amounts owed to certain service providers and advisors who have advised us on matters related to the terminated business combination with WKI. We have entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with the terminated business combination with WKI will be deferred and become payable only if we consummate an initial business combination. If an initial business combination does not occur, we will not be required to pay these contingent fees. As of March 31, 2017, the amount of these contingent fees was approximately $3,993,000. To the extent a potential initial business combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete any initial business combination.

For the three months ended March 31, 2017, cash used in operating activities amounted to $147,212, mainly resulting from a net loss of $4,271, interest earned on the Trust Account of $200,175, and an unrealized loss on marketable securities held in the Trust Account of $25,060. Changes in operating assets and liabilities provided $32,174 of cash for operating activities.

For the three months ended March 31, 2016, cash used in operating activities amounted to $95,529, mainly resulting from a net loss of $802,394, interest earned on the Trust Account of $161,227 and an unrealized gain on marketable securities held in the Trust Account of $103,291. Changes in operating assets and liabilities provided $971,383 of cash for operating activities.

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

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, structure, negotiate and complete a Business Combination and pay taxes to the extent the interest earned on the Trust Account is insufficient to pay our taxes.

Based upon (i) amounts held outside the Trust Account, (ii) interest earned on the Trust Account available to be released to the Company for the payment of income tax obligations and (iii) loans that the Sponsor has committed to provide to the Company, in each case as described herein, we believe we have sufficient cash to operate our business through the earlier of a consummation of a Business Combination or the end of the Combination Period or the end of the Extended Combination Period (if approved by the shareholders as described in the Proxy Statement), the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

GP INVESTMENTS ACQUISITION CORP.

Date: May 10, 2017	/s/ Antonio Bonchristiano
Name: Antonio Bonchristiano
Title: Chief Executive Officer, Chief Financial Officer
(Principal Financial and Accounting Officer)