Form 10-Q
period 2017-06-30
GP Investments Acquisition Corp.
filed 2017-07-26
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 25, 2017, there were 20,009,776 shares of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GP INVESTMENTS ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,551	$1,551
Prepaid expenses	241,000	217,668
Total Current Assets	242,551	219,219

Cash and marketable securities held in Trust Account	157,897,989	173,051,990
TOTAL ASSETS	$158,140,540	$173,271,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$125,000	$63,009
Advances from related party	-	635,681
Total Current Liabilities	125,000	698,690

Deferred underwriting fees	6,037,500	6,037,500
Promissory note – related party	2,980,631	1,900,000
Total Liabilities	9,143,131	8,636,190

Commitments and Contingencies

Ordinary shares subject to possible redemption, 14,315,363 and 15,912,582 shares at redemption value as of June 30, 2017 and December 31, 2016, respectively	143,997,408	159,635,018

Shareholders' Equity
Preferred shares, $0.0001 par value; 20,000,000 authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,694,413 and 5,649,918 shares issued and outstanding (excluding 14,315,363 and 15,912,582 shares subject to possible redemption) as of June 30, 2017 and December 31, 2016, respectively	569	565
Additional paid-in capital	8,020,737	7,991,327
Accumulated deficit	(3,021,305)	(2,991,891)
Total Shareholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$158,140,540	$173,271,209

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating costs	$304,223	$821,564	$483,609	$1,888,476
Loss from operations	(304,223)	(821,564)	(483,609)	(1,888,476)

Other income:
Interest income	251,336	177,112	451,511	338,339
Unrealized gain (loss) on marketable securities held in Trust Account	27,744	(103,291)	2,684	-
Net Loss	$(25,143)	$(747,743)	$(29,414)	$(1,550,137)

Weighted average shares outstanding, basic and diluted (1)	5,666,429	5,425,188	5,658,219	5,372,719

Basic and diluted net loss per common share	$0.00	$(0.14)	(0.01)	(0.29)

(1)	Excludes an aggregate of up to 14,315,363 and 16,055,829 shares subject to redemption at June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(29,414)	$(1,550,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(451,511)	(338,339)
Unrealized gain on marketable securities held in Trust Account	(2,684)	-
Changes in operating assets and liabilities:
Prepaid expenses	(23,332)	(255,966)
Accounts payable and accrued expenses	61,991	921,270
Net cash used in operating activities	(444,950)	(1,223,172)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	15,608,196	-
Net cash provided by investing activities	15,608,196	-

Cash Flows from Financing Activities:
Proceeds from related party promissory notes	444,950	388,047
Redemption of ordinary shares	(15,608,196)	-
Net cash (used in) provided by financing activities	(15,163,246)	388,047

Net Change in Cash and Cash Equivalents	-	(835,125)
Cash and Cash Equivalents - Beginning	1,551	967,449
Cash and Cash Equivalents - Ending	$1,551	$132,324

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(29,414)	$1,550,137
Reclassification of related party advances to related party promissory notes	$635,681	$-
Payment of offering costs and operational costs pursuant to related party advances	$-	$388,047

The accompanying notes are an integral part of the condensed financial statements.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

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

At June 30, 2017, the Company had not yet commenced operations. All activity through June 30, 2017 related to the Company’s formation, its Initial Public Offering (as defined below), which is described below, and identifying and evaluating a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisition of WKI Holding Company, Inc. (“WKI”) described below and the proposed acquisition of Rimini Street, Inc. (“Rimini Street”), as described in Note 6.

On April 19, 2016, the Company entered into an Agreement and Plan of Merger (as amended on July 28, 2016, the “Merger Agreement”), by and among the Company, Let’s Go Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Let’s Go”), WKI, and, solely in its capacity as the initial Holder Representative thereunder, WKI Group, LLC, a Delaware limited liability company. Pursuant to the Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of WKI, the parent company of World Kitchen, LLC, a leading multinational manufacturer and marketer of houseware products. On November 11, 2016, the parties entered into a letter agreement terminating the Merger Agreement, effective November 11, 2016.

On May 16, 2017, the Company entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 thereto on June 30, 2017 (the “Rimini Merger Agreement”), by and among the Company, Let’s Go, Rimini Street and the Rimini Holder Representative (as defined in the Rimini Merger Agreement). Pursuant to the Rimini Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of Rimini Street, a global provider of enterprise software products and services, and the leading independent support provider for Oracle and SAP products, based on the number of clients supported.

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

Transaction costs amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $610,590 of Initial Public Offering costs. In addition, at June 30, 2017, $1,551 of cash was held outside of the Trust Account and was available for working capital purposes.

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

On May 23, 2017, the Company held an extraordinary general meeting of its shareholders whereby the shareholders approved an amendment to the Company’s Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from May 26, 2017 to November 27, 2017 (“Extension Amendment”). The number of ordinary shares redeemed in connection with the Extension Amendment was 1,552,724. The Company distributed $15,608,196, or approximately, $10.05 per share, to redeeming shareholders. As of May 23, 2017, the balance in the Company’s Trust Account, after deduction of the amount required to redeem the ordinary shares, was $157,779,604.

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

JUNE 30, 2017

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

In connection with the Extension Amendment approved by the Company’s shareholders on May 23, 2017, the Company has until November 27, 2017 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of the laws of the Cayman Islands and other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2017, the Company had $1,551 held outside of the Trust Account. Interest earned on the Trust Account balance through June 30, 2017 available to be released to the Company for the payment of income tax obligations amounted to approximately $1,006,000. As of June 30, 2017, the Sponsor has committed to provide loans to the Company up to a total aggregate amount of $3,400,000, of which $2,980,631 was outstanding as of June 30, 2017 (see Note 5). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or the end of the Combination Period, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2017, cash and marketable securities held in the Trust Account consisted of $157,897,989 in United States Treasury Bills with a maturity date of 180 days or less.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017 and December 31, 2016, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2017, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

The Company’s tax provision is zero because the Company is organized in the Cayman Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2017 and 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 14,687,500 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 3. INITIAL PUBLIC OFFERING

On May 26, 2015, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. In addition, as a result of the underwriters election to exercise their entire over-allotment option, the Company sold an additional 2,250,000 Units to the underwriters at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share (see Note 8).

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Administrative Services Fee

Commencing on May 19, 2015, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For the three months ended June 30, 2017 and 2016, the Company incurred $30,000 of administrative service fees. For the six months ended June 30, 2017 and 2016, the Company incurred $60,000 of administrative service fees, of which $120,000 and $60,000, respectively, is payable and included in accounts payable and accrued expenses in the accompanying condensed balance sheet as of June 30, 2017 and December 31, 2016, respectively.

Related Party Advances

Through December 31, 2016, the Sponsor advanced an aggregate of $635,681 in order to finance transaction costs in connection with the terminated Business Combination with WKI. The advances were non-interest bearing, unsecured and payable only upon the completion of a Business Combination. As a result of the amendment to the Sponsor’s commitment to provide loans to the Company of up to a total aggregate amount of $3,400,000 (see below), the outstanding advances of $635,681 were reclassified to related party promissory loans and are now included in the outstanding amounts owed under such loans. Accordingly, as of June 30, 2017, there are no related party advances outstanding.

Related Party Loans

As of June 30, 2017, the Sponsor has committed to provide loans to the Company up to an aggregate of $3,400,000 in order to finance transaction costs in connection with a Business Combination. The loans are evidenced by a promissory note, are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. As of June 30, 2017, $2,980,631 was outstanding under the loans.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contingent Transaction Fee Arrangements

The Company has entered into fee arrangements with certain service providers, advisors and the Sponsor pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2017, the amount of these contingent fees was approximately $3,993,000. To the extent a Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete a Business Combination.

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 7. MERGER AGREEMENT

On May 16, 2017, the Company, Let’s Go, Rimini Street and the Rimini Holder Representative entered into the Rimini Merger Agreement. Pursuant to the Rimini Merger Agreement, among other things and in accordance with the terms and subject to the conditions of the Rimini Merger Agreement, and following the domestication of the Company to Delaware, Let’s Go will merge with and into Rimini Street, with Rimini Street surviving and becoming a wholly-owned subsidiary of the Company (the “first merger”). The surviving corporation of the first merger will then merge with and into the Company, with the Company surviving the merger (the “second merger” and, together with the first merger, the “Mergers”). The Company will be renamed Rimini Street, Inc. immediately after consummation of the second merger (referred to, both upon the domestication of the Company to Delaware and subsequent to such change of name, as “RMNI”).

Pursuant to the Rimini Merger Agreement, the aggregate purchase price is $775,000,000, as adjusted in accordance with the terms of the Rimini Merger Agreement (the “Merger Consideration”). At the closing of the business combination, the Company will pay the Merger Consideration in newly issued shares of RMNI common stock based on a per share issue price of $10.00 per share.

In accordance with the terms and subject to the conditions of the Rimini Merger Agreement, at the effective time of the first merger (the “first effective time”), each issued and outstanding share of Rimini Street’s Class A Common Stock, Class B Common Stock, Series A Preferred Stock on an as-converted basis, Series B Preferred Stock on an as-converted basis and Series C Preferred Stock on an as-converted basis (other than, in each case, such shares, if any, (i) held in the treasury of Rimini Street, which treasury shares shall be canceled as part of the Mergers and (ii) shares that are held by stockholders who have perfected and not withdrawn a demand for appraisal rights) will automatically be cancelled and converted into and become the right to receive the applicable portion of the Merger Consideration in accordance with the Rimini Merger Agreement.

Each option to purchase shares of Rimini Street’s common stock granted under an incentive plan that is outstanding at the first effective time will be converted into an option relating to shares of RMNI upon the same terms and conditions as are in effect with respect to such option immediately prior to the first effective time (except that the number of shares of RMNI subject to each RMNI option, and the exercise price thereof, shall be adjusted as set forth in the merger agreement to provide the holder thereof with the same economic value as the original option relating to shares of Rimini Street’s common stock). Rimini Street will take commercially reasonable actions so that any vested option held by a former employee or former service provider to Rimini Street is exercised or cancelled prior to the first effective time and, to the extent not exercised or cancelled, such option will be converted into the right to receive a cash payment equal to the product of (a) the excess of $10 over the per share exercise price and (b) the number of shares of the Rimini Street’s common stock subject to the vested portion of such option.

The Company has entered into a warrant consent and conversion agreement, dated May 16, 2017, with Rimini Street and CB Agent Services LLC (the “Origination Agent”) pursuant to which each Origination Agent warrant will be converted into a warrant relating to shares of RMNI. All other warrants to purchase shares of Rimini Street’s capital stock, which have an exercise price less than the value of Merger Consideration per fully diluted share, will be converted into shares of the applicable class of Rimini Street capital stock immediately prior to the first merger, in each case pursuant to a conversion agreement to be agreed with the holders of such warrants and the parties to the Rimini Merger Agreement.

In accordance with the terms and subject to the conditions of the Rimini Merger Agreement and subject to certain adjustments set forth therein, the aggregate purchase price for the business combination and related transactions is $775 million, which amount will be (i) reduced by, among other things set forth in the Rimini Merger Agreement, the amount of the indebtedness of Rimini Street existing on the Closing Date (as defined in the Rimini Merger Agreement), and (ii) increased by, among other things set forth in the Rimini Merger Agreement, the cash and cash equivalents held by or on behalf of Rimini Street existing on the Closing Date (as adjusted in accordance with the terms of the Rimini Merger Agreement) and (iii) reduced by the unpaid transaction fees and expenses associated with the Business Combination incurred by Rimini Street and its subsidiaries.

The Merger Consideration is also subject to an indemnification escrow of 5,500,000 RMNI shares of common stock for a period of one year following the consummation of the Business Combination. These escrow shares will be deducted from the RMNI shares issuable as Merger Consideration to certain Rimini Street stockholders, to secure any indemnification claims by the Company under the Rimini Merger Agreement. Any RMNI shares remaining in the indemnification escrow after twelve months following the consummation of the Business Combination (subject to any outstanding claims) will be distributed to those Rimini Street stockholders from whom the shares were withheld.

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The consummation of the Business Combination is subject to, among other things, a closing condition requiring a minimum of $50,000,000 of available cash, which is expected to be funded from cash available in the Company’s Trust Account (after satisfying any shareholder redemptions, but including certain deferred underwriting commissions and other fees) and, as needed, backstop equity financing from the Sponsor of up to $35,000,000 and other potential third party equity financing (the “GPIA available cash”). Assuming such closing condition is satisfied (and the satisfaction or waiver of the other closing conditions described below), the Company intends to use the GPIA available cash to fund unpaid transaction expenses incurred in connection with the Business Combination and the other transactions contemplated by the Rimini Merger Agreement, to pay down certain of Rimini Street’s indebtedness and to deposit any remaining GPIA available cash for the benefit of the combined company’s balance sheet.

On June 30, 2017, the Company filed a registration statement on Form S-4 with the SEC containing a preliminary joint proxy statement/prospectus relating to the Merger Agreement and the shareholder approvals required to be sought from the shareholders of the Company and Rimini Street. Following effectiveness of such registration statement, the Company will mail to its shareholders the joint proxy statement/prospectus forming part of such registration statement.

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue up to 400,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2017, there were 5,694,413 ordinary shares issued and outstanding (excluding 14,315,363 ordinary shares subject to possible redemption).

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

GP INVESTMENTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$157,897,989	$173,051,990

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Based upon this review, the Company did not identify subsequent events that would have required adjustment to or disclosure in the financial statements.

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

Terminated Merger Agreement

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

Rimini Merger Agreement

On May 16, 2017, the Company, Let’s Go, Rimini Street and the Rimini Holder Representative (as defined in the Rimini Merger Agreement) entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 thereto on June 30, 2017 (the “Rimini Merger Agreement”). Pursuant to the Rimini Merger Agreement, among other things and in accordance with the terms and subject to the conditions of the Rimini Merger Agreement, and following the domestication of the Company to Delaware, Let’s Go will merge with and into Rimini Street, with Rimini Street surviving and becoming a wholly-owned subsidiary of the Company (the “first merger”). The surviving corporation of the first merger will then merge with and into the Company, with the Company surviving the merger (the “second merger” and, together with the first merger, the “Mergers”). The Company will be renamed Rimini Street, Inc. immediately after consummation of the second merger (referred to, both upon the domestication of the Company to Delaware and subsequent to such change of name, as “RMNI”).

Pursuant to the Rimini Merger Agreement, the aggregate purchase price is $775,000,000, as adjusted in accordance with the terms of the Rimini Merger Agreement (the “Merger Consideration”). At the closing of the business combination, the Company will pay the Merger Consideration in newly issued shares of RMNI common stock based on a per share issue price of $10.00 per share.

In accordance with the terms and subject to the conditions of the Rimini Merger Agreement, at the effective time of the first merger (the “first effective time”), each issued and outstanding share of Rimini Street’s Class A Common Stock, Class B Common Stock, Series A Preferred Stock on an as-converted basis, Series B Preferred Stock on an as-converted basis and Series C Preferred Stock on an as-converted basis (other than, in each case, such shares, if any, (i) held in the treasury of Rimini Street, which treasury shares shall be canceled as part of the Mergers and (ii) shares that are held by stockholders who have perfected and not withdrawn a demand for appraisal rights) will automatically be cancelled and converted into and become the right to receive the applicable portion of the Merger Consideration in accordance with the Rimini Merger Agreement.

Each option to purchase shares of Rimini Street’s common stock granted under an incentive plan that is outstanding at the first effective time will be converted into an option relating to shares of RMNI upon the same terms and conditions as are in effect with respect to such option immediately prior to the first effective time (except that the number of shares of RMNI subject to each RMNI option, and the exercise price thereof, shall be adjusted as set forth in the merger agreement to provide the holder thereof with the same economic value as the original option relating to shares of Rimini Street’s common stock). Rimini Street will take commercially reasonable actions so that any vested option held by a former employee or former service provider to Rimini Street is exercised or cancelled prior to the first effective time and, to the extent not exercised or cancelled, such option will be converted into the right to receive a cash payment equal to the product of (a) the excess of $10 over the per share exercise price and (b) the number of shares of the Rimini Street’s common stock subject to the vested portion of such option.

The Company has entered into a warrant consent and conversion agreement, dated May 16, 2017, with Rimini Street and CB Agent Services LLC (the “Origination Agent”) pursuant to which each Origination Agent warrant will be converted into a warrant relating to shares of RMNI. All other warrants to purchase shares of Rimini Street’s capital stock, which have an exercise price less than the value of Merger Consideration per fully diluted share, will be converted into shares of the applicable class of Rimini Street capital stock immediately prior to the first merger, in each case pursuant to a conversion agreement to be agreed with the holders of such warrants and the parties to the Rimini Merger Agreement.

In accordance with the terms and subject to the conditions of the Rimini Merger Agreement and subject to certain adjustments set forth therein, the aggregate purchase price for the business combination and related transactions is $775 million, which amount will be (i) reduced by, among other things set forth in the Rimini Merger Agreement, the amount of the indebtedness of Rimini Street existing on the Closing Date (as defined in the Rimini Merger Agreement), and (ii) increased by, among other things set forth in the Rimini Merger Agreement, the cash and cash equivalents held by or on behalf of Rimini Street existing on the Closing Date (as adjusted in accordance with the terms of the Rimini Merger Agreement) and (iii) reduced by the unpaid transaction fees and expenses associated with the Business Combination incurred by Rimini Street and its subsidiaries.

The Merger Consideration is also subject to an indemnification escrow of 5,500,000 RMNI shares of common stock for a period of one year following the consummation of the Business Combination. These escrow shares will be deducted from the RMNI shares issuable as Merger Consideration to certain Rimini Street stockholders, to secure any indemnification claims by the Company under the Rimini Merger Agreement. Any RMNI shares remaining in the indemnification escrow after twelve months following the consummation of the Business Combination (subject to any outstanding claims) will be distributed to those Rimini Street stockholders from whom the shares were withheld.

The consummation of the Business Combination is subject to, among other things, a closing condition requiring a minimum of $50,000,000 of available cash, which is expected to be funded from cash available in the Company’s Trust Account (after satisfying any shareholder redemptions, but including certain deferred underwriting commissions and other fees) and, as needed, backstop equity financing from the Sponsor of up to $35,000,000 and other potential third party equity financing (the “GPIA available cash”). Assuming such closing condition is satisfied (and the satisfaction or waiver of the other closing conditions described below), the Company intends to use the GPIA available cash to fund unpaid transaction expenses incurred in connection with the Business Combination and the other transactions contemplated by the Rimini Merger Agreement, to pay down certain of Rimini Street’s indebtedness and to deposit any remaining GPIA available cash for the benefit of the combined company’s balance sheet.

On June 30, 2017, the Company filed a registration statement on Form S-4 with the SEC containing a preliminary joint proxy statement/prospectus relating to the Merger Agreement and the shareholder approvals required to be sought from the shareholders of the Company and Rimini Street. Following effectiveness of such registration statement, the Company will mail to its shareholders the joint proxy statement/prospectus forming part of such registration statement.

Extension Amendment

On May 23, 2017, the Company held an extraordinary general meeting of its shareholders whereby the shareholders approved an amendment to the Company’s Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from May 26, 2017 to November 27, 2017 (“Extension Amendment”). The number of ordinary shares redeemed in connection with the Extension Amendment was 1,552,724. The Company distributed $15,608,196, or approximately, $10.05 per share, to redeeming shareholders. As of May 23, 2017, the balance in the Company’s Trust Account, after deduction of the amount required to redeem the ordinary shares, was $157,779,604.

Results of Operations

Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. All activity from inception to June 30, 2017 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2017, we had a net loss of $25,143 and $29,414, respectively, mainly consisting of operating costs and transaction expenses relating to the proposed business combination with Rimini Street of $304,223 and $483,609, respectively, offset by interest earned on marketable securities held in the Trust Account of $251,336 and $451,511, respectively, and an unrealized gain on marketable securities held in the Trust Account of $27,744 and $2,684, respectively.

For the three and six months ended June 30, 2016, we had a net loss of $747,743 and $1,550,137, respectively, mainly consisting of operating costs and transaction expenses relating to the terminated business combination with WKI of $821,564 and $1,888,476, respectively, offset by interest income of $177,112 and $338,339, respectively, and an unrealized loss on marketable securities of $103,291 and $0, respectively.

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

As of June 30, 2017, we had cash and marketable securities held in the Trust Account of $157,897,989 (including approximately $1,006,000 of interest income which is available to pay our income tax obligations) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes and up to $100,000 of our dissolution expenses. Through June 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of June 30, 2017, we had cash of $1,551 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of June 30, 2017, we had accounts payable and accrued expenses of $125,000, primarily representing amounts owed to certain service providers and advisors who have advised us on matters related to the terminated business combination with WKI and the proposed business combination with Rimini Street. We have entered into fee arrangements with certain service providers, advisors and the Sponsor pursuant to which certain fees incurred by us in connection with the terminated business combination with WKI and the proposed business combination with Rimini Street will be deferred and become payable only if we consummate an initial business combination. If an initial business combination does not occur, we will not be required to pay these contingent fees. As of June 30, 2017, the amount of these contingent fees was approximately $3,993,000. To the extent a potential initial business combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete any initial business combination.

For the six months ended June 30, 2017, cash used in operating activities amounted to $444,950, mainly resulting from a net loss of $29,414, interest earned on the Trust Account of $451,511, and an unrealized gain on marketable securities held in the Trust Account of $2,684. Changes in operating assets and liabilities provided $38,659 of cash for operating activities.

For the six months ended June 30, 2016, cash used in operating activities amounted to $1,223,172, mainly resulting from a net loss of $1,550,137 and interest earned on the Trust Account of $338,339. Changes in operating assets and liabilities provided $665,304 of cash for operating activities.

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

Based upon (i) amounts held outside the Trust Account, (ii) interest earned on the Trust Account available to be released to the Company for the payment of income tax obligations and (iii) loans that the Sponsor has committed to provide to the Company, in each case as described herein, we believe we have sufficient cash to operate our business through the earlier of a consummation of a Business Combination or the end of the Combination Period, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GP INVESTMENTS ACQUISITION CORP.

Date: July 26, 2017	/s/ Antonio Bonchristiano
Name: Antonio Bonchristiano
Title: Chief Executive Officer, Chief Financial Officer
(Principal Financial and Accounting Officer)

