Form 10-Q
period 2017-09-30
Rimini Street, Inc.
filed 2017-10-18
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number: 001-37397

RIMINI STREET, INC.

(Exact name of registrant as specified in its charter)

Delaware	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3993 Howard Hughes Parkway, Suite 500 Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (702) 839-9671

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

As of October 17, 2017, there were 58,580,796 shares of the Company’s $0.0001 par value common stock issued and outstanding.

EXPLANATORY NOTE

On October 10, 2017, GP Investments Acquisition Corp., a Cayman Islands exempted company incorporated in January 2015 (“GPIA”), deregistered as an exempted company in the Cayman Islands and domesticated as a corporation incorporated under the laws of the State of Delaware (the “ Delaware Reincorporation”) upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “DGCL”). Also on October 10, 2017, Let’s Go Acquisition Corp., a wholly-owned subsidiary of GPIA (“Let’s Go”), merged with and into Rimini Street, Inc. (“RSI”), a corporation incorporated in Nevada in September 2005, with RSI surviving the merger (the “first merger”), with the surviving corporation then merging with and into GPIA, with GPIA surviving the merger (the “second merger” and, together with the first merger, the “mergers”). Immediately after consummation of the second merger, GPIA was renamed “Rimini Street, Inc.” (“RMNI”) and as of the open of trading on October 11, 2017, the common stock, warrants and units of RMNI began trading on the NASDAQ Capital Market as “RMNI”, “RMNIW” and “RMNIU”, respectively.

Unless otherwise stated, this Report contains information about GPIA before the mergers, except that disclosures in the accompanying condensed consolidated financial statements have been restated to give retroactive effect to the Delaware Reincorporation. The unaudited condensed consolidated financial statements of RSI as of September 30, 2017, and for the three and nine months ended September 30, 2016 and 2017 will be filed on or before November 9, 2017 as an amendment to the Form 8-K filed by RMNI on October 16, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,551	$1,551
Prepaid expenses	13,750	217,668
Total Current Assets	15,301	219,219

Cash and marketable securities held in Trust Account	158,208,595	173,051,990
TOTAL ASSETS	$158,223,896	$173,271,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$188,834	$63,009
Advances from related party	57,140	635,681
Total Current Liabilities	245,974	698,690

Deferred underwriting fees	6,037,500	6,037,500
Promissory note – related party	2,980,631	1,900,000
Total Liabilities	9,264,105	8,636,190

Commitments and Contingencies (Notes 6 and 9)

Shares subject to possible redemption, 14,283,525 and 15,912,582 shares at redemption value as of September 30, 2017 and December 31, 2016, respectively	143,959,790	159,635,018

Shareholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 5,726,251 and 5,649,918 shares issued and outstanding (excluding 14,283,525 and 15,912,582 shares subject to possible redemption) as of September 30, 2017 and December 31, 2016, respectively	573	565
Additional paid-in capital	8,058,351	7,991,327
Accumulated deficit	(3,058,923)	(2,991,891)
Total Shareholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$158,223,896	$173,271,209

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating costs	$348,224	$402,948	$831,833	$2,291,424
Loss from operations	(348,224)	(402,948)	(831,833)	(2,291,424)

Other income:
Interest income	313,290	55,234	764,801	393,573
Unrealized (loss) gain on marketable securities held in Trust Account	(2,684)	657	—	657
Net Loss	$(37,618)	$(347,057)	$(67,032)	$(1,897,194)

Weighted average shares outstanding, basic and diluted (1)	5,694,413	5,506,671	5,670,416	5,417,696

Basic and diluted net loss per common share	$(0.01)	$(0.06)	(0.01)	(0.35)

(1)	Excludes an aggregate of up to 14,283,525 and 16,016,030 shares subject to redemption at September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(67,032)	$(1,897,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(764,801)	(393,573)
Unrealized gain on marketable securities held in Trust Account	—	(657)
Changes in operating assets and liabilities:
Prepaid expenses	203,918	(225,966)
Accounts payable and accrued expenses	125,825	359,775
Net cash used in operating activities	(502,090)	(2,157,615)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	15,608,196	—
Net cash provided by investing activities	15,608,196	—

Cash Flows from Financing Activities:
Proceeds from related party advances	57,140	—
Proceeds from related party promissory notes	444,950	1,192,636
Redemption of shares	(15,608,196)	—
Net cash (used in) provided by financing activities	(15,106,106)	1,192,636

Net Change in Cash and Cash Equivalents	—	(964,979)
Cash and Cash Equivalents – Beginning of period	1,551	967,449
Cash and Cash Equivalents - End of period	$1,551	$2,470

Non-cash investing and financing activities:
Change in value of shares subject to possible redemption	$(67,032)	$1,897,194
Reclassification of related party advances to related party promissory notes	$635,681	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

As of September 30, 2017, GP Investments Acquisition Corp. (referred to as the “Company” or “GPIA”) was a blank check company incorporated in the Cayman Islands on January 28, 2015. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Activity through September 30, 2017 is described below with respect to (i) the Company’s formation, its initial public offering (“Initial Public Offering”); (ii) identifying and evaluating a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisition of WKI Holding Company, Inc. (“WKI”); and (iii) the October 2017 acquisition of Rimini Street, Inc. (“Rimini Street”) is set forth in Note 9.

On April 19, 2016, the Company entered into an Agreement and Plan of Merger (as amended on July 28, 2016, the “WKI Merger Agreement”), by and among the Company, Let’s Go Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Let’s Go”), WKI, and, solely in its capacity as the initial Holder Representative thereunder, WKI Group, LLC, a Delaware limited liability company. Pursuant to the WKI Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of WKI, the parent company of World Kitchen, LLC, a leading multinational manufacturer and marketer of houseware products. On November 11, 2016, the parties entered into a letter agreement terminating the WKI Merger Agreement, effective November 11, 2016.

On May 16, 2017, the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 thereto on June 30, 2017, the “Rimini Merger Agreement”), by and among the Company, Let’s Go, Rimini Street and the Rimini Holder Representative (as defined in the Rimini Merger Agreement). Pursuant to the Rimini Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of Rimini Street, a global provider of enterprise software products and services, and the leading independent support provider for Oracle and SAP products, based on the number of clients supported. On October 10, 2017, the Company announced that it had consummated the transactions contemplated by the Rimini Merger Agreement (see Note 9). Accordingly, the Company deregistered as an exempted company in the Cayman Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “DGCL”). Also on October 10, 2017, Let’s Go merged with and into Rimini Street with Rimini Street surviving the merger (the “first merger”), with the surviving corporation then merging with and into the Company, with the Company surviving the merger (the “second merger” and, together with the first merger, the “Rimini Merger”). Immediately after consummation of the second merger, GPIA was renamed “Rimini Street, Inc.”

On the effective date of the domestication, each issued and outstanding ordinary share, par value $0.0001 per share, of the Company prior to its domestication converted automatically by operation of law, on a one-for-one basis, into shares of common stock, par value $0.0001 per share. Pursuant to the domestication, the Company has authority to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. As a result of this change in capital structure, disclosures in the accompanying condensed consolidated financial statements have been restated to give retroactive effect to the domestication as a Delaware corporation.

The registration statement for the Company’s Initial Public Offering was declared effective on May 19, 2015. On May 26, 2015, the Company consummated the Initial Public Offering of 17,250,000 units (“Units”), which included the exercise by the underwriters of their entire overallotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. The Initial Public Offering is further described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,062,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, GPIC Ltd, a Bermuda company (the “Sponsor”), generating gross proceeds of $6,062,500. The sale of Private Placement Warrants is further described in Note 4.

Transaction costs in the Initial Public Offering amounted to $10,960,590, consisting of $4,312,500 of underwriting fees, $6,037,500 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $610,590 of other Initial Public Offering costs. In addition, at September 30, 2017, $1,551 of cash was held outside of the Trust Account and was available for working capital purposes.

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

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

On May 23, 2017, the Company held an extraordinary general meeting of its shareholders whereby the shareholders approved an amendment to the Company’s Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from May 26, 2017 to November 27, 2017 (the “Extension Amendment”). The number of shares redeemed in connection with the Extension Amendment was 1,552,724. The Company distributed $15,608,196, or approximately $10.05 per share, to redeeming shareholders.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

As discussed in Note 1, on October 10, 2017 the Company domesticated as a Delaware corporation whereby each issued and outstanding ordinary share, par value $0.0001 per share, of the Company prior to its domestication converted automatically by operation of law, on a one-for-one basis, into shares of common stock, par value $0.0001 per share. Pursuant to the domestication, the Company has authority to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. As a result of this change in capital structure, disclosures in the accompanying condensed consolidated financial statements have been restated to give retroactive effect to the domestication as a Delaware corporation.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Let’s Go. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 or December 31, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination or to satisfy shareholder redemption requests. As of September 30, 2017, cash and marketable securities held in the Trust Account consisted of $158,208,595 in cash and money market funds.

Shares subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017 and December 31, 2016, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2017 and December 31, 2016, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

The Company’s tax provision is zero because the Company is organized in the Cayman Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted Cayman Islands Company and, as of September 30, 2017, is not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Shares subject to possible redemption at September 30, 2017 and 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 14,687,500 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017 and December 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 3. INITIAL PUBLIC OFFERING

On May 26, 2015, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. In addition, as a result of the underwriter’s election to exercise their entire over-allotment option, the Company sold an additional 2,250,000 Units to the underwriters at a purchase price of $10.00 per Unit. After giving retroactive effect for the domestication discussed in Note 1, each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 6,062,500 Private Placement Warrants at a purchase price of $1.00 per warrant in a private placement. After giving retroactive effect for the domestication discussed in Note 1, each Private Placement Warrant is exercisable to purchase one share of common stock at $11.50 per share. The proceeds from the Private Placement Warrants were deposited in the Trust Account. There are no redemption rights or liquidating distributions with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 2, 2015, after giving retroactive effect for the domestication discussed in Note 1, the Company issued 4,312,500 shares of common stock to GPIAC, LLC, a company whose sole member is the Sponsor (the “founder shares”), for an aggregate purchase price of $25,000. In May 2015, the Sponsor sold, at its original purchase price per share, an aggregate of 60,000 founder shares to the Company’s three independent directors. The founder shares are identical to the public shares (“Public Shares”) included in the Units sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions and (2) the initial shareholders have agreed (i) to waive their redemption rights with respect to the founder shares and Public Shares purchased during or after the Initial Public Offering in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period.

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Administrative Services Arrangement

Commencing on May 19, 2015, the Company had agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for general and administrative services. For each of the three months ended September 30, 2017 and 2016, the Company incurred $30,000 of administrative service fees. For each of the nine months ended September 30, 2017 and 2016, the Company incurred $90,000 of administrative service fees, of which $150,000 and $60,000, respectively, is payable and included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. On October 10, 2017, the Company consummated the Rimini Merger and, as a consequence, this arrangement was terminated.

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

During the nine months ended September 30, 2017, the Sponsor advanced an aggregate of $57,140 in order to finance transaction costs and working capital requirements. The advances are non-interest bearing, unsecured and payable only upon the completion of a Business Combination. As of September 30, 2017, $57,140 was outstanding under the related party advances.

Related Party Loans

As of September 30, 2017, the Sponsor committed to provide loans to the Company up to an aggregate of $3,400,000 in order to finance transaction costs in connection with a Business Combination. The loans were evidenced by a promissory note, were non-interest bearing, unsecured and would only be repaid upon the completion of a Business Combination. As of September 30, 2017, $2,980,631 was outstanding under the loans. On October 6, 2017, the promissory note was cancelled and replaced with a loan agreement (the “Loan Agreement”) pursuant to which the outstanding loan amount of $2,980,631 is non-interest bearing and will become due and payable on the date upon which the outstanding principal amount of all Term Loans (as defined in the Loan Agreement) outstanding under the financing agreement entered into between Rimini Street, certain lenders listed therein, Cortland Capital Market Services LLC as administrative agent and collateral agent, and CB Agent Services LLC as origination agent for the lenders, and the other parties named therein, dated as of June 24, 2016, as amended from time to time (the “Rimini Credit Facility”) are equal to or less than $95,000,000.

 NOTE 6. COMMITMENTS AND CONTINGENCIES

Contingent Transaction Fee Arrangements

The Company had entered into fee arrangements with the Sponsor pursuant to which certain fees incurred by the Company in connection with the proposed merger with WKI would be deferred and become payable only if the Company consummated a Business Combination. If a Business Combination did not occur, the Company would not be required to pay these contingent fees. As of September 30, 2017, the amount of these contingent fees was approximately $3,993,000. On October 10, 2017, in connection with the Rimini Merger, the Sponsor relieved the Company of its obligations to pay these contingent fees in its entirety. Accordingly, all contingent fees that had been previously incurred are no longer due and payable. See also Note 9 for contingent fees related to the Rimini Merger.

Registration Rights

Pursuant to a warrant agreement entered into on May 19, 2015, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, the Company has agreed to use its best efforts to file a registration statement with the SEC registering resales of shares of common stock issuable upon the exercise of the Public Warrants, in addition to certain other securities, by October 31, 2017.

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

In addition, pursuant to a registration rights agreement entered into on May 19, 2015 with the holders of the founder shares, Private Placement Warrants and certain other warrants, the holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities and shares that may be issued upon conversion of the Private Placement Warrants and certain other warrants. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period (as defined in the registration rights agreement). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of 6.0%, of which 2.5%, or $4,312,500, was paid in cash at the closing of the Initial Public Offering on May 26, 2015, and up to 3.5%, or $6,037,500, was deferred. At the completion of the Rimini Merger, the $6,037,500 deferred fee owed to the underwriters for their services was settled for cash in the amount of $4,429,306 and the balance was settled with newly issued shares of the Company (see Note 9).

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares – After giving retroactive effect for the domestication discussed in Note 1, the Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2017 and December 31, 2016, there were no preferred shares designated, issued or outstanding.

Common Stock – After giving retroactive effect for the domestication discussed in Note 1, the Company is authorized to issue up to 1,000,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2017, there were 5,726,251 shares issued and outstanding (excluding 14,283,525 shares subject to possible redemption). At December 31, 2016, there were 5,649,918 shares issued and outstanding (excluding 15,912,582 shares subject to possible redemption).

Warrants – Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on November 9, 2017; provided that the Company has an effective registration statement under the Securities Act covering the shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. Accordingly, the warrants may expire worthless.

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

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$158,208,595	$173,051,990

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure.

Administrative Services Arrangement

In connection with the Rimini Merger, on October 10, 2017, the Company terminated the administrative services agreement that required payments of $10,000 per month.

Rimini Merger

On October 6, 2017, the Company held an extraordinary meeting of shareholders (the “Special Meeting”) where the Rimini Merger was approved by the Company’s shareholders. In connection with the closing on October 10, 2017, the Company redeemed a total of 14,286,064 shares of GPIA, resulting in total cash payments from the Company’s Trust Account to redeeming shareholders of $143,904,266.

At the Special Meeting, the Company’s shareholders also approved the following:

•	changing in the Company’s jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation under the laws of the State of Delaware;
•	increasing the number of authorized shares of the Company’s common stock from 400,000,000 shares to 1,000,000,000 shares of common stock and to increase the number of authorized shares of preferred stock from 20,000,000 shares to 100,000,000 shares;
•	authorizing all changes in connection with the replacement of the Company’s Memorandum and Articles of Association with a new Certificate of Incorporation and bylaws of the Company as part of the domestication; and
•	the issuance of the Company’s common stock to (a) the existing stockholders of Rimini Street in connection with the Rimini Merger and (b) the Sponsor for shares purchased in connection with the consummation of the first merger.

On October 10, 2017, the Company announced that it had consummated the transactions contemplated by the Rimini Merger Agreement. Pursuant to the Rimini Merger Agreement, Let’s Go was merged into Rimini Street, with Rimini Street surviving the merger, and in the second merger as part of the same overall transaction, Rimini Street was subsequently merged into the Company. On the effective date of the domestication, each issued and outstanding ordinary share, par value $0.0001 per share, of the Company prior to the domestication converted automatically, on a one-for-one basis, into shares of common stock, par value $0.0001 per share (the “Company Shares”). Upon consummation of the Rimini Merger, the Company changed its name to “Rimini Street, Inc.” On October 11, 2017, the Company commenced trading of its common stock, warrants and units under the symbols “RMNI,” “RMNIW” and “RMNIU,” respectively.

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The merger consideration consisted of (i) 48,868,647 newly issued Company Shares in exchange for the outstanding shares of capital stock of Rimini Street, (ii) the conversion of outstanding options for the purchase of shares of common stock of Rimini Street into an aggregate of approximately 13,260,000 newly issued options exercisable at a weighted average price of $2.76 per share for the purchase of Company Shares, and (iii) the conversion of certain outstanding warrants for the purchase of shares of common stock of Rimini Street into an aggregate of 3,440,424 newly issued warrants for the purchase of Company Shares, exercisable at a price of $5.64 per share.

Pursuant to the Rimini Merger Agreement, the consummation of the first merger was conditioned upon, among other things, (i) there being a minimum of $50,000,000 of cash available to GPIA (including the cash in GPIA’s trust account and any cash provided by the Sponsor pursuant to its equity commitment) and (ii) there being a minimum amount of immediately available cash in the trust account of not less than $5,000,001 after giving effect to the redemption of GPIA public shares that holders of GPIA public shares validly elected to redeem in connection with the business combination. Pursuant to the equity commitment letter entered into between GPIA and the Sponsor dated May 16, 2017 (the “Equity Commitment Letter”), the Sponsor would (in certain circumstances) provide backstop equity financing by means of purchasing newly issued GPIA shares based on a per share issue price of $10.00 in an aggregate amount of up to $35,000,000. Upon the effective date, the non-Sponsor available cash after giving effect to the GPIA ordinary share redemptions discussed above was less than $15,000,000. On the effective date, but prior to the closing, the Sponsor purchased in the aggregate 3,600,000 shares of GPIA in a private placement at an issuance price of $10.00 per share for gross proceeds of $36,000,000. Such Sponsor purchases resulted in the available cash required for consummation of the mergers exceeding $15,000,000, and the total amount purchased exceeded the Sponsor’s maximum equity commitment of $35,000,000, and was in satisfaction of any obligations, under the Equity Commitment Letter.

Upon consummation of the Rimini Merger, the Company’s underwriters (“Citigroup”) and Cowen and Company, LLC (“Cowen”) were entitled to the payment of certain commissions and fees. In connection with the consummation of the Rimini Merger, each of Citigroup and Cowen received a portion of their respective commissions and fees in the form of shares of the Company’s common stock (based upon $10.00 per share of common stock). As a result, the Company issued an aggregate of 388,437 shares of its common stock to Citigroup and Cowen on October 10, 2017.

There will be no accounting effect or change in the carrying amount of the consolidated assets and liabilities of the Company as a result of the domestication. The mergers will be accounted for as a reverse recapitalization in accordance with GAAP. Accordingly, GPIA is the legal acquirer and Rimini Street is the accounting acquirer and predecessor, whereby Rimini Street’s historical financial statements will reflect the financial position, results of operations and cash flows of the Company, and the net cash proceeds obtained from GPIA in the mergers will be reflected as a capital infusion. The historical capitalization of Rimini Street immediately before the mergers will be adjusted based on the exchange ratio of 0.239412772 Company Shares for every one share of Rimini Street capital stock.

The table below summarizes the transition from GPIA’s ordinary shares converted to Company Shares as a result of the domestication, along with activity that occurred in connection with the consummation of the mergers, as of the closing date, October 10, 2017:

	GPIA Ordinary		Closing Activity						Company
	Shares		Public		Common Stock Purchases				Shares
	Converted in		Share		Sponsor Equity		Other		Before
	Domestication		Redemptions		Commitment		Investments		Mergers

Public shares:
Shareholders	15,697,276	(1)	(14,286,064	)(2)	-		-		1,411,212
Non-public shares:
GPIC, Ltd. (the "Sponsor")	4,252,500	(1)	-		3,600,000	(3)	-		7,852,500
GPIA independent directors	60,000	(1)	-		-		-		60,000
Citigroup and Cowen	-		-		-		388,437	(4)	388,437

Total	20,009,776		(14,286,064)		3,600,000		388,437		9,712,149

(1)	Represents the number of GPIA’s issued and outstanding ordinary shares that were converted to Company Shares upon completion of the domestication.

(2)	In connection with the transactions, the holders of GPIA’s public shares were permitted to elect to redeem their public shares for cash. Accordingly, holders of 14,286,064 shares elected redemption at a price of approximately $10.07 per share, resulting in aggregate redemption payments of approximately $143,904,000.

(3)	On the effective date, but prior to the closing, the Sponsor purchased in the aggregate 3,600,000 ordinary shares of GPIA in a private placement at an issuance price of $10.00 per share for gross proceeds of $36,000,000.

(4)	Aggregate number of Company Shares issued to Citigroup and Cowen.

RIMINI STREET, INC.

(formerly known as GP INVESTMENTS ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The table below summarizes the number of Company Shares issued after consummation of the mergers consisting of (i) the number of shares of Rimini Street capital stock outstanding immediately before the mergers along with the impact of the exchange ratio  (the “exchange ratio”) that resulted in the issuance of 0.239412772 Company Shares for every one share of Rimini Street capital stock, and (ii) the number of Company Shares outstanding after the domestication but before consummation of the mergers, as of the closing date, October 10, 2017:

		RSI Capital Stock				Conversion to
Type	Series/ Class	Outstanding Pre-Merger		Exercise of Warrant		RMNI Company Shares

Preferred	A	5,499,900	(1)	-
Preferred	B	38,545,560	(1)	-
Preferred	C	56,441,036	(1)	-
Common	A	529,329	(1)	177,751	(2)
Common	B	102,925,500	(1)	-

Total		203,941,325		177,751		48,868,647	(3)(4)

Company Shares immediately after Delaware domestication						9,712,149	(5)

Total Company Shares outstanding upon consummation of mergers						58,580,796

(1)	Represents the number of shares of Rimini Street capital stock issued and outstanding immediately prior to consummation of the mergers.

(2)	In connection with the mergers, Adams Street Partners and its affiliates agreed to exercise on a cashless basis their warrants for 344,828 shares of Rimini Street’s Class A common stock at an exercise price of $1.16 per share immediately prior to consummation of the mergers. This cashless exercise resulted in the issuance of 177,751 shares of Rimini Street’s Class A common stock.

(3)	Conversion to Company Shares is based on the exchange ratio that resulted in the issuance of 0.239412772 Company Shares for every one share of Rimini Street capital stock.

(4)	The total number of Company Shares issued was net of fractional shares (in an amount equal to 67 Company Shares in the aggregate) resulting from the application of the exchange ratio.

(5)	Based on the number of Company Shares outstanding after domestication as a Delaware Corporation but immediately prior to consummation of the mergers.

Upon consummation of the mergers, the former stockholders of Rimini Street owned approximately 84% of the issued and outstanding Company Shares. This percentage excludes the impact of outstanding stock options and warrants.

Loan Agreement

On October 6, 2017, the Company’s promissory note was cancelled and replaced with the Loan Agreement pursuant to which the outstanding loan amount of $2,980,631 is non-interest bearing and will become due and payable on the date upon which the outstanding principal amount of all Term Loans under the Rimini Credit Facility is equal to or less than $95,000,000.

Deferred Underwriting Fee

In connection with the Rimini Merger, the $6,037,500 deferred fee owed to the underwriters for their services was settled for cash in the amount of $4,429,306 and the balance was settled with newly issued shares of the Company’s common stock.

Contingent Transaction Fees

On October 10, 2017, in connection with the closing of the Rimini Merger, transaction costs incurred by the Sponsor of approximately $3,100,000 became an obligation of the Company and were paid from available cash. Such transaction costs are not reflected as an expense in the accompanying statements of operations and will be accounted for as a reduction in the net capital infusion in connection with the reverse recapitalization of Rimini Street as discussed below. Additionally, the Sponsor relieved the Company of its obligations to pay contingent fees related to the proposed merger with WKI discussed in Note 1 in the amount of approximately $3,993,000. Accordingly, all contingent fees related to the proposed merger with WKI that had been previously incurred are no longer due and payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Rimini Street, Inc. (formerly known as GP Investments Acquisition Corp.). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to holders of our insider shares. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical facts included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the joint proxy statement/prospectus filed with the SEC by us dated as of September 8, 2017 (the “Original Prospectus”), as supplemented by the supplement dated as of October 4, 2017 (the “Supplement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

As of September 30, 2017, we were a blank check company incorporated on January 28, 2015 as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Recent Events

Reference is made to Note 9 (Subsequent Events) to the condensed consolidated financial statements included in Part I, Item 1 hereof for a discussion of recent events consummated in October 2017.

Results of Operations

Since the completion of our Initial Public Offering, we have not generated any operating revenues. All activity from inception to September 30, 2017 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the three and nine months ended September 30, 2017, we had a net loss of $37,618 and $67,032, respectively, mainly consisting of operating costs and transaction expenses relating to the Rimini Merger of $348,224 and $831,833, respectively, offset by interest earned on cash and marketable securities held in the Trust Account of $313,290 and $764,801, respectively, and an unrealized loss on marketable securities held in the Trust Account of $(2,684) and $0, respectively.

For the three and nine months ended September 30, 2016, we had a net loss of $347,057 and $1,897,194, respectively, mainly consisting of target identification expenses and operating costs of $402,948 and $2,291,424, respectively, offset by interest income of $55,234 and $393,573, respectively.

Liquidity and Capital Resources

On May 26, 2015, we consummated our Initial Public Offering of 17,250,000 Units, which includes the exercise by the underwriters of their entire over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of an aggregate of 6,062,500 Private Placement Warrants, at a price of $1.00 per warrant in a private placement to the Sponsor generating gross proceeds of $6,062,500. Each Private Placement Warrant is exercisable to purchase one share of common stock at $11.50 per share.

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

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $158,208,595 (including approximately $1,317,000 of interest income which is available to pay our income tax obligations) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes and up to $100,000 of our dissolution expenses. Through September 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable on a business combination, no amounts are payable to the underwriters of our Initial Public Offering. In connection with the Rimini Merger, the $6,037,500 deferred fee owed to the underwriters for their services was settled for cash in the amount of $4,429,306 and the balance was settled with newly issued shares of the Company.

As of September 30, 2017, we had cash of $1,551 held outside the Trust Account. In addition, as of September 30, 2017, we had accounts payable and accrued expenses of $188,834, primarily representing amounts owed to certain service providers and advisors who have advised us on matters related to the terminated business combination with WKI and the Rimini Merger. We had entered into fee arrangements with the Sponsor pursuant to which certain fees incurred by us in connection with the terminated business combination with WKI and the Rimini Merger would be deferred and become payable only if we consummated a business combination. If a business combination did not occur, we would not be required to pay these contingent fees. As of September 30, 2017, the amount of these contingent fees was approximately $3,993,000. On October 10, 2017, in connection with the Rimini Merger, the Sponsor relieved the Company of its obligations to pay these contingent fees. Accordingly, all contingent fees that had been previously incurred are no longer due and payable.

For the nine months ended September 30, 2017, cash used in operating activities amounted to $502,090, mainly resulting from a net loss of $67,032 and interest earned on the Trust Account of $764,801. Changes in operating assets and liabilities provided $329,743 of cash for operating activities.

For the nine months ended September 30, 2016, cash used in operating activities amounted to $2,157,615, mainly resulting from a net loss of $1,897,194, interest earned on the Trust Account of $393,573 and an unrealized gain on marketable securities of $657. Changes in operating assets and liabilities provided $133,809 of cash for operating activities.

Off-balance sheet financing arrangements

As of September 30, 2017, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or enter into any non-financial agreements involving assets.

Contractual obligations

As of September 30, 2017, we do not have any long-term debt except for a related party loan payable to the Sponsor for $2,980,631. We do not have any capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an administrative agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, commencing on the date our securities are first listed on NASDAQ. Upon the completion of the Rimini Merger, we ceased paying these monthly fees.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the 1940 Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in the Original Prospectus filed with the SEC by us on September 8, 2017, as supplemented by the Supplement filed with the SEC by us on October 4, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Original Prospectus and the Supplement, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: October 18, 2017	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: October 18, 2017	/s/ Thomas B. Sabol
Name: Thomas B. Sabol
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

