Form 10-K
period 2017-12-31
Rimini Street, Inc.
filed 2018-03-15
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number 001-37397

Rimini Street, Inc.
(Exact Name of Company as Specified in its Charter)

Delaware	36-4880301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3993 Howard Hughes Parkway, Suite 500, Las Vegas, NV	80401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(702) 839-9671

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, par value $0.0001 per share	The Nasdaq Global Market

Public Units, each consisting of one share of Common
Stock, $0.0001 par value, and one-half of one Warrant	OTC Pink Current Information Marketplace

Warrants, exercisable for one share of Common Stock, $0.0001 par value	OTC Pink Current Information Marketplace

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         YES ☐ NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        YES ☐ NO ☑

As of June 30, 2017, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $157,130,000, based on the last reported sales price of $10.01 as quoted on the Nasdaq Capital Market on such date.

The registrant had 59,410,816 shares of its $0.0001 par value common stock outstanding as of March 12, 2018.

Documents incorporated by reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2018 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2018 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2017. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•	the evolution of the enterprise software support landscape facing our customers and prospects;
•	our ability to educate the market regarding the advantages of our enterprise software support services and products;
•	estimates of our total addressable market;
•	projections of customer savings;
•	our ability to maintain an adequate rate of revenue growth;
•	our future financial and operating results;
•	our business plan and our ability to effectively manage our growth and associated investments;
•	beliefs and objectives for future operations;
•	our ability to expand our leadership position in independent enterprise software support;
•	our ability to attract and retain customers;
•	our ability to further penetrate our existing customer base;
•	our ability to maintain our competitive technological advantages against new entrants in our industry;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner; our ability to maintain, protect, and enhance our brand and intellectual property;
•	our ability to capitalize on changing market conditions including a market shift to hybrid information technology environments;
•	our ability to develop strategic partnerships;
•	benefits associated with the use of our services;
•	our ability to expand internationally;
•	our ability to raise financing in the future;
•	the effects of increased competition in our market and our ability to compete effectively;
•	our intentions with respect to our pricing model;
•	cost of revenues, including changes in costs associated with production, manufacturing and customer support;
•	operating expenses, including changes in research and development, sales and marketing, and general administrative expenses;
•	anticipated income tax rates;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to maintain our good standing with the United States and international governments and capture new contracts;
•	costs associated with defending intellectual property infringement and other claims, such as those claims discussed in the section titled “Business—Legal Proceedings”;
•	the final amount and timing of any refunds from Oracle related to our litigation;
•	our expectations concerning relationships with third parties, including channel partners and logistics providers;
•	economic and industry trends or trend analysis;
•	the attraction and retention of qualified employees and key personnel;
•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and
•	the effects of seasonal trends on our results of operations.

-ii-

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing market. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements in this Report are made as of the date of the filing, and except as required by law, we disclaim and do not undertake any obligation to update or revise publicly any forward-looking statements in this Report. You should read this Report and the documents that we reference in this Report and have filed with the SEC as exhibits to the registration statement of which this Report is a part with the understanding that our actual future results, levels of activity and performance, as well as other events and circumstances, may be materially different from what we expect.

-iii-

PART I

Item 1.          Business

Business Combination

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. RSI provides enterprise software support services.

In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. Substantially all of GPIA’s assets consisted of cash and cash equivalents. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation. Prior to consummation of the mergers, GPIA domesticated as a Delaware corporation (the “Delaware Domestication”). Immediately after the Delaware Domestication and the consummation of the second merger, GPIA was renamed “Rimini Street, Inc.” (referred to herein as the Company, as distinguished from RSI with the same legal name). Since RSI is the predecessor of the Company for accounting and financial reporting purposes, the Company’s consolidated financial statements include the accounts and activities of RSI before the mergers, and those of the Company after the mergers, except where the context indicates otherwise.

After completion of the Delaware Domestication and upon consummation of the mergers, RSI appointed seven of the nine members of the Board of Directors of the Company, and the former shareholders of RSI obtained an 83% controlling interest in the outstanding shares of the Company’s common stock. Due to the change of control and the composition of GPIA’s assets, the mergers were accounted for as a reverse recapitalization whereby RSI is considered to be the predecessor and the acquirer for accounting and financial reporting purposes, and GPIA is the legal acquirer. The exchange ratio for the mergers resulted in the issuance of approximately 0.2394 shares of the Company’s Common Stock for each previously outstanding share of RSI capital stock (the “Exchange Ratio”) on October 10, 2017. In accounting for the reverse recapitalization, the net monetary assets received by the Company as a result of the merger with GPIA were treated as an equity infusion on the closing date.

Business Overview

Rimini Street, Inc. is a global provider of enterprise software support products and services, and the leading independent software support provider for Oracle and SAP products, based on both the number of active clients supported and recognition by industry analyst firms. We founded our company to disrupt and redefine the enterprise software support market by developing and delivering innovative new products and services that fill a then unmet need in the market. We believe we have achieved our leadership position in independent enterprise software support by recruiting and hiring experienced, skilled and proven staff; delivering outcomes-based, value-driven and award-winning enterprise software support products and services; seeking to provide an exceptional client-service, satisfaction and success experience; and continuously innovating our unique products and services by leveraging our proprietary knowledge, tools, technology and processes.

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2016, SAP reported that support revenue represented approximately 48% of its total revenue and Oracle reported a margin of 94% for software license updates and product support.

We believe that software vendor support is an increasingly costly model that has not evolved to offer licensees the responsiveness, quality, breadth of capabilities or value needed to meet the needs of licensees. Organizations are under increasing pressure to reduce their IT costs while also delivering improved business performance through the adoption and integration of emerging technologies, such as mobile, virtualization, internet of things (“IoT”) and cloud computing. Today, however, the majority of IT budget is spent operating and maintaining existing infrastructure and systems. As a result, we believe organizations are increasingly seeking ways to redirect budgets from maintenance to new technology investments that provide greater strategic value, and our software products and services help clients achieve these objectives by reducing the total cost of support.

As of December 31, 2017, we employed approximately 920 professionals and supported over 1,560 active clients globally, including 70 Fortune 500 companies and 20 Fortune Global 100 companies, across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and currently have wholly-owned subsidiaries in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Korea, New Zealand, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP.

We have experienced 48 consecutive quarters of revenue growth through December 31, 2017. In addition, our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated net revenue of $118.2 million, $160.2 million, and $212.6 million for the years ended December 31, 2015, 2016 and 2017, respectively, representing a year-over-year increase of 36% and 33% in 2016 and 2017, respectively. We have a history of losses, and as of December 31, 2017, we had an accumulated deficit of $304.4 million. We had net losses of $45.3 million, $12.9 million, and $53.3 million for the years ended December 31, 2015, 2016 and 2017, respectively. We generated approximately 68% of our net revenue in the United States and approximately 32% of our net revenue from our international business for the year ended December 31, 2017. Our financial information by geographic area for the-year period is provided in Note 13 of the 2017 consolidated financial statements.

Our Industry

We believe most enterprise software vendors license the rights for customers to use their software. In a traditional licensing model, the customer typically procures a perpetual software license and pays for the license in a single upfront fee (“perpetual license”), and base software support services can be optionally procured from the software vendor for an annual fee that averages 22% of the total cost of the software license. In a subscription-based licensing model, such as software as a service, or SaaS, the customer generally pays as it goes for usage of the software on a monthly or annual basis (“subscription license”). Under a subscription license, the product license and a base level of software support are generally bundled together as a single purchase, and the base level of software support is not procured separately nor is it an optional purchase.

In our experience, the base level of software support provided by enterprise software vendors for both perpetual licenses and subscription licenses has traditionally been delivered through call centers and generally includes the right to receive and use product support services, software bug fixes, and functional, technical, tax, legal and regulatory updates. In both licensing models, software support also generally includes the right to receive and use new releases of the licensed products, if and when made available. Base software support provided by enterprise software vendors for both models generally excludes other important, commonly needed enterprise services, such as support for interoperability, security, software performance, how-to questions, add-ons and customizations. Some enterprise software vendors do not include major new releases in the base support services, and instead, they charge additional license fees for such releases.

We believe enterprise software vendors have historically been the primary providers of software support services for their products, enabling such vendors to control which products and releases are supported and for how long, the scope of support services offered, service levels, terms and pricing. We believe the lack of credible competitors of any scale left software licensees with little choice but to agree to the software vendors’ terms of service, or risk potential tax, legal and regulatory non-compliance or failures of critical systems that require knowledge and skill sets beyond a licensee’s own abilities to resolve. Some software vendor support customers may be required to perform expensive and disruptive upgrades to newer product releases - even if they find no business value in doing so - just to remain eligible to receive full support.

Today, we believe many organizations are combining different software under perpetual licenses and subscription licenses into an integrated business platform that is deployed across their own systems and cloud providers, commonly referred to as hybrid IT environments. For these organizations, the cost of operating and supporting their hybrid IT environments consumes too many financial and labor resources and prevents the strategic investment that is needed to compete effectively, grow revenue and improve margins.

For all these reasons and others, we believe the software products and services historically offered by software vendors, such as IBM, Microsoft, Oracle and SAP, do not meet the full and evolving needs of their customers and are too expensive. The product, service and cost gaps have created a significant market opportunity for our competitive software support products and services to meet the underserved needs of enterprise software licensees at a value-driven price point.

Our Solution

Our subscription-based software support products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products and services offered by enterprise software vendors for their products. Features, service levels, service breadth, technology and pricing differentiate our software products and services from our competitors. We believe clients utilize our software products and services to achieve substantial cost savings; receive more responsive and comprehensive support; obtain support for their customized software that is not generally covered under the enterprise software vendor’s service offerings; enhance their software functionality, capabilities, and data usage; and protect their systems and extend the life of their existing software releases and products. Our products and services seek to enable our clients to keep their mission-critical systems operating smoothly and to remain in tax, legal and regulatory compliance; improve productivity; and better allocate limited budgets, labor and other resources to investments that provide competitive advantage and support growth.

The following table summarizes and compares our base software support features to what management believes in its experience are the typical features of enterprise software vendors:

Base Software Support Feature	Rimini Street	Typical Enterprise Software Vendor
Significant Annual Cost Savings Compared to the Software Vendor	•
Guaranteed 15 Minutes Response 24x7 For High Priority Issues	•
Named Primary Support Engineer for Each Client	•
Issue Resolution and Software Bug Fixes	•	•
Support for Application Customizations	•
Operational, Installation, Configuration and Upgrade Support	•	•
Migration Support	•
Performance, Interoperability and Integration Support	•
Security Support	•
Localization Support	•
New Features, Functions and Technical Releases	•
Tax, Legal and Regulatory Updates	•	•

Our current software support products and service offerings cover a broad range of enterprise software vendors, product families and product lines. In the future, we intend to expand our support to new vendors and products in order to meet the growing and diverse needs of our clients. The table below sets out the vendors and products we currently support:

Supported Vendor and Product Family	Supported Product Lines
IBM DB2 Database	All
Microsoft SQL Server Database	All
Oracle Siebel	All
Oracle PeopleSoft	HCM, FIN, CRM, EPM, SRM, SCM, Public Sector, and Campus Solutions
Oracle J.D. Edwards	HCM, Financials, Distribution and Manufacturing
Oracle E-Business Suite	All
Oracle Retail	Retek Merchandising Operations Management (MOM), Merchandise Planning & Optimization, Supply Chain Planning and Execution
Oracle Database	All
Oracle Fusion Middleware	All
Oracle Hyperion	Hyperion Planning, Essbase, Financial Management, Financial Close Management, Strategic Finance and Financial Management Analytics
SAP Business Suite	R/3, ECC
SAP S/4HANA	All
SAP HANA Database	All
SAP Sybase Database	SAP ASE, SAP Advantage Server, SAP IQ, SAP SQL Anywhere
SAP Business Objects	BusinessObjects Enterprise, Advanced Analysis, Interactive Analysis (Web Intelligence), Explorer, Dashboard Design (Xcelsius) and Crystal Reports
Oracle Agile	All
Oracle ATG Web Commerce	Campaign Optimizer, Outreach, MDEX Engine 6.5, Oracle Commerce Guided Search(Endeca Search) and Experience Manager

When we provide base software support for a perpetual license, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to 25% of the annual fees charged by the software vendor for their base support. For support services relating to a subscription license, we generally offer our clients support and managed services for a fee based on the scope of the deployment and desired outcomes. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks for engineers accessing the client’s system than our standard employment security background check process. Rimini Street Extra Secure Support is an additional fee added to our base or supplemental support fee, and priced at approximately 1% of the software vendor’s annual fees for base maintenance for perpetual licenses and priced at approximately 2% of the subscription fees for subscription licenses. Subscriptions for additional software products and services are available, designed to meet specific client needs and provide exceptional value for the fees charged.

Over the past 12 years, we have invested significant resources developing our proprietary knowledge, software tools and processes to meet the growing needs of our clients. For example, from our inception through December 31, 2017, we have delivered over 145,000 tax, legal and regulatory updates to our global client base. We believe that we offer the most comprehensive scope of tax, legal and regulatory research from a single vendor, including collecting and analyzing information from more than 3,500 government sites, close to 3,500 information sources and over 26,000 localities for over 100 countries. We utilize a certified triple-scope verification process that involves multiple third-parties such as premier subject matter experts including industry associations as well as accounting, consulting and law firms. Our capabilities are enabled by our proprietary data capture, management and analysis tool and ISO 9001:2008 certified processes that we believe provide us with a significant competitive advantage.

Sales and Marketing

We sell our solutions through our global direct sales organization. We organize our sales force by geographic region with sales teams currently covering North America, Latin America, Europe, Africa, the Middle East, Asia and Asia-Pacific. We organize our sales and marketing professionals into territory-specific teams in order to align sales and marketing towards common sales goals. A typical sales cycle with a prospective client begins with the generation of a sales lead through trade shows, industry events, online marketing, outbound calling or other means of referral. The sales cycle continues with an assessment of the prospective client’s support contract renewal date, sales presentations and, in many cases, client reference calls. Our sales cycle can vary substantially from client to client, but typically requires six to twelve months. Enterprise software customers typically need to renew their contracts on an annual basis so there is already budget for our services, and that budget is usually larger than our fees since most of our prospective clients are enterprise software vendor customers paying higher annual fees for their current support services.

We attempt to commence discussions with prospective clients far enough in advance of that prospective client’s current support service end date to provide enough time to complete the sale and to perform certain transition tasks. In certain situations, we will engage with a prospective client over multiple renewal cycles. In addition to new client sales, we have a dedicated sales team focused on renewals of existing clients.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target chief information officers, other IT executives, senior business leaders and procurement specialists, focusing on the unique benefits of our offerings. Additionally, our marketing programs serve to create further market awareness of the benefits of independent enterprise software support. As a result of our efforts in educating organizations on the alternatives to vendor support, we believe we are recognized as a thought leader in this market.

Our marketing programs include the following:

•	use of our website to provide application and company information, as well as learning opportunities for potential customers;
•	business development representatives who respond to incoming leads to convert them into new sales opportunities;
•	participation in, and sponsorship of, field marketing events including user conferences, trade shows and industry events;
•	online marketing activities including email campaigns, online advertising and webinars;
•	public relations; and
•	thought leadership through marketing to industry analysts, webinars, speaking engagements and sponsored research.

Competitive Strengths

We believe that we have a number of competitive advantages that will enable us to strengthen our position as the leading independent provider of enterprise software support. Our key competitive strengths include:

Unique enterprise software support model, products and services

Our enterprise software support model, products and services differentiate us from traditional enterprise software vendors. We built our company from the ground up to disrupt the 30-year old traditional enterprise software vendor support model. We are focused on delivering unique, highly responsive and award-winning enterprise software support solutions. We believe our innovative support products and services, offered at a value-driven price point, provide a significant return on investment for our clients that cannot be achieved by use of traditional enterprise software vendor offerings. Our highly qualified engineers have an average of over 15 years of relevant industry experience, which provides us with a competitive advantage and is a key element of our proven track record of providing exceptional client service.

Scalable business model

We have developed proprietary knowledge, software tools and processes in the design, development and delivery of our enterprise software support services. We have also designed an innovative support model that organizes our support engineers into modular, scalable teams. We believe our client support model enables us to quickly and cost-effectively scale to meet growing global demand in our existing product lines. We have become proficient at applying our support methodologies and approach to new product lines, enabling us to rapidly and efficiently support additional enterprise software products in the future. Additionally, we have received ISO certifications for our support services, which we believe helps ensure our clients consistently receive high quality, responsive service as our client base continues to grow.

Large global client base

As of December 31, 2017, we supported over 1,560 active clients globally, including 70 Fortune 500 companies and 20 Fortune Global 100 companies. We also believe that our proven ability to deliver value to an extensive list of clients across a broad range of industries validates our business model and provides us with important references to prospective clients.

Comprehensive support services

We offer clients a comprehensive suite of independent support offerings in terms of features and capabilities; global breadth; vendor products and releases supported; and tax, legal and regulatory updates. We believe our continued investment in our software support products and services will expand our scope of services to the benefit of our clients.

Clear leadership position

We are the global leader of independent enterprise software support services for Oracle and SAP products, based on both number of active clients and recognition by industry analyst firms. We believe we have substantial thought leadership in our market through our extensive marketing efforts and promotion of the independent enterprise software support model, including participation in key industry conferences, publishing white papers and hosting webinars. We believe that our position as the market leader enables us to bring new services to market more quickly, attract and retain high quality personnel, and acquire new clients.

Highly experienced management team

Our senior management team has over 150 years of combined experience in the enterprise software and services industry with companies such as Accenture, Agile, EDS, JD Edwards, Oracle, PeopleSoft, Red Hat, Saba, SAP, and Sitecore and with a significant amount of time and experience focused on building, managing and delivering support products and services. We believe our senior management team’s significant relevant industry experience positions us to continue to extend our market leadership.

Client-centric culture

We believe that our culture is a key element of our success and one of our core values. We recruit employees who share a passion for delivering exceptional service to our clients and continuously measure, recognize and reward employees for achieving exemplary client satisfaction. We further believe that our culture has enabled us to attract and retain high quality, experienced and skilled professionals. Over the years, we have earned exceptional customer satisfaction ratings and have won numerous Stevie Awards for customer service.

Our Growth Strategy

We possess deep expertise in enterprise software products, services and support and intend to leverage our leadership position to further penetrate our current markets and expand our support product and service capabilities into new markets. The key elements of our growth strategy include:

Add new clients

We believe that the market for independent enterprise software support products and services is large, growing and underserved. We expect significant growth opportunities in our market as organizations increasingly look to achieve more value from their technology budgets. We are continuing to make significant investments in sales and marketing and will continue our strong focus on acquiring new clients.

Continue global expansion

For the year ended December 31, 2017, we generated approximately 32% of our revenue outside of the United States. We believe that there is a large opportunity to grow our global business by increasing our direct sales force and by selective utilization of strategic marketing and sales partnerships around the world. We attribute revenue to individual countries based on the location of the contracting entity. No foreign country comprised more than 10% of net revenue for the three-year period ended December 31, 2017.

Expand the portfolio of supported vendors and products

Over the past 12 years, we have developed enterprise support services for four software vendors and 19 software product families. We believe there is a significant market opportunity to offer support for additional product lines, and we intend to extend our support service offerings to additional enterprise software products.

Capitalize on the shift to hybrid IT

We believe organizations are increasingly creating IT environments that are a mixture of perpetual license and subscription license software solutions deployed across the client’s system and cloud computing providers (hybrid IT environments), and traditional enterprise software vendors cannot effectively support these environments because of complex integrations, customizations and other unique challenges. Further, we believe a hybrid IT strategy enables organizations to reliably and cost-effectively run their business on an existing, stable core ERP application, while at the same time enabling them to more quickly adopt new innovative applications and services, including cloud, mobile and analytics. Multi-application, multi-environment solutions create a unique growth opportunity for independent support providers like Rimini Street.

Further penetrate our existing client base

We intend to increase adoption of our services among our existing clients by selling additional support contracts for other software products within their organizations. As of December 31, 2017, approximately 50% of our 942 unique clients have selected us to provide support for more than one product line, and we believe there is additional opportunity for growth with our existing client base. Our client-centric focus in combination with the critical nature of our services, enables us to maintain close working relationships with primary decision makers, which we believe helps us identify and capitalize on additional growth opportunities, including products, business divisions and geographies, within our existing client base.

Launch new enterprise software support solutions

We intend to develop and bring to market new software products and services that help our clients with various business and support functions. For example, we recently announced Rimini Street Advanced Database Security, a new subscription product that, enhanced with technology from McAfee, a global leader in cybersecurity, protects databases from known vulnerabilities by monitoring and analyzing database communications traffic and allowing faster blocking of attempted attacks using advanced virtual patching technology. We are also bringing innovative mobile and analytic applications, in concert with key technology partners, to extend the value of a client’s IT investment and leverage a client’s existing, stable core ERP software.

Client Service Delivery

Client Support Delivery

Our Client Support Delivery operation is staffed globally and provides product support services to our clients 24 hours a day, seven days a week. A key element of our support delivery model is the assignment of one or more named Primary Support Engineers (“PSEs”), who serve as the primary product support contact for our clients. PSEs provide technical advice, functional expertise and general support to ensure the resolution of all support issues. Our PSEs are focused exclusively on supporting our clients and have on average over 15 years of experience and significant real-world understanding of client implementations and deployments. For the year ended December 31, 2017, we delivered an average support call response time of less than five minutes for a PSE to engage with a client to address high priority issues, which is significantly shorter than the 15-minute guaranteed response time that is standard in our client support agreements.

Each PSE works as part of our global network of engineers, and provides deep expertise for a vendor, product family and product line. Support engineers across the company are able to leverage their collective knowledge and experience to meet the complex support needs of our clients.

Product Delivery

The Product Delivery team manages the scoping, development, testing and delivery of all client deliverables and internally developed applications, tools and technologies. The primary client deliverables are grouped into the following categories:

Global tax, legal and regulatory updates

We provide our clients with the proactive updates they need to maintain compliance with changing tax, payroll, accounting, fixed-asset and related rates, regulations and standards. In addition, we also create and update documentation that supports our tax, legal and regulatory updates.

New client synchronization

When a client switches to our support, they may not be up to date with the latest tax, legal and regulatory updates made available by the enterprise software vendor. As part of the client onboarding process, our Product Delivery team assesses the compliance level of each client deployment and creates initial updates as needed for clients to ensure full adherence to current tax, legal and regulatory standards in their jurisdictions of operation and to streamline the process for future updates.

We believe the quality and scope of our Product Delivery processes and deliverables surpass those of traditional enterprise software vendors. For example, we maintain updates for tax, legal, and regulatory changes for over 100 countries on a continuous basis by employing a rigorous software development lifecycle that is ISO 9001:2008 certified to ensure that required and identified tax, legal, and regulatory changes are delivered in an accurate and timely manner that based on management’s experience and analysis, we believe is typically earlier than traditional enterprise software vendors. Our Product Delivery organization is scalable and has the capability to deploy its solutions for additional countries based on the needs of our clients. As of December 31, 2017, we have delivered over 145,000 tax, legal and regulatory updates to clients with quality and accuracy.

Product Delivery professionals serve in a variety of roles which include business, functional and technical analysts as well as software development, testing, quality assurance and delivery professionals. Scoping professionals and business analysts utilize proprietary methodologies to search for updates across all supported jurisdictions and provide support for all product groups. Technical and software development professionals are product-focused and have relevant domain expertise. Testing and delivery professionals are responsible for implementation of any changes and support all product groups. Engineers support all aspects of analysis, development and testing for the Product Delivery team. This flexible model has enabled us to identify best practices and solutions for the multiple product lines we service. Additionally, we utilize internally developed proprietary tools, technologies and processes to efficiently research and deliver quality and timely tax, legal and regulatory updates.

Client Engagement

Account managers in our Client Engagement organization serve as a single point of contact for all non-product support related client issues. The Client Engagement organization works closely with our Support, Product Delivery and Sales organizations to provide an exceptional client experience with superior client satisfaction and success, with the ultimate goal of retention, renewal and expansion of our client contracts. The Client Engagement team oversees the following client management processes:

Onboarding

When a client switches to our support products and services, an account manager oversees the onboarding process, which is a set of interwoven processes that new clients undertake to facilitate a successful migration to our support model. During this time, we help clients smoothly transition their support while we gain an in-depth understanding of a client’s business needs, IT infrastructure, IT strategies and objectives.

Account Management

Following the onboarding period, account managers coordinate our resources and capabilities to provide personalized support to each client. When issues arise, account managers escalate them within our organization as appropriate to help ensure client satisfaction. Account managers are also tasked with establishing and maintaining executive relationships and promoting usage of our extensive services within each client’s organization.

Account Retention

Account managers play an integral role in client retention by helping to ensure our clients are realizing the full value of our service offering and working with our Renewal Sales team on the renewal and extension of client contracts.

Clients

As of December 31, 2017, we supported over 1,560 active clients globally, including 70 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We define a unique client as a distinct entity, such as a company, an educational or government institution or subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services.

Employees

We have built our culture centered on our dedication to provide our clients with an exceptional service experience. Our employees focus on providing exceptional service to our clients, and we strive to foster an environment that enables and encourages them in this pursuit. Our culture is a key aspect of our success and enables us to recruit and retain high quality talent. Furthermore, our remote delivery model provides an attractive employment option for our highly experienced PSEs compared to consulting roles that can require significant travel.

As of December 31, 2017, we employed approximately 920 professionals globally. We also engage temporary employees and consultants as needed. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Technology Infrastructure and Operations

We have IT infrastructure and staff globally. Our operations support our client offerings, compliance requirements and future global expansion. To connect to systems owned, leased or otherwise controlled by our clients, we utilize site-to-site tunnels and virtual private networks with secure firewall administration underpinned with a high level of global network reliability, security and performance.

We maintain a formal and comprehensive security program designed to ensure the security and integrity of client data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. We have achieved worldwide ISO 27001:2013 information security certification for our security processes. We strictly regulate and limit all access to our offices, have deployed advanced security software and hardware, and utilize advanced security measures.

Compliance and Certifications

ISO certifications are part of our commitment to developing and executing best-in-class processes to ensure our clients consistently receive exceptional service. We have achieved and maintain ISO 9001 and ISO 27001 certifications.

In 2010, we achieved ISO 9001 Quality Management System certification for “Third-party provider of enterprise software support services specifically on-boarding of client and client environments”. In 2011, we expanded our certification for “Provision of third-party enterprise software support services specifically on-boarding of client, building of client environments, worldwide tax and regulatory research and delivery of tax and regulatory updates”. In 2012, we expanded our certification for “Global provision of enterprise software support services, including client onboarding; client account management; product support for vendor delivered and client customized code; fix development and delivery; and research, development and delivery of worldwide tax, legal and regulatory updates”. The certification process verifies that detailed processes for relevant business areas are reviewed, continuously monitored and improved to ensure services and deliverables are consistently delivered with excellence. Our current ISO 9001:2008 certification was issued in December 2016 and is valid until September 2018.  During this certification cycle, annual surveillance audits are conducted to validate ongoing compliance to the requirements.

In 2013, we achieved worldwide ISO 27001 information security certification for our support services. ISO 27001 is a security standard covering “The information security management system that supports the global provisioning of third-party software maintenance services”. Independent assessments of our conformity to the ISO 27001 standard includes evaluating security risks, designing and implementing comprehensive security controls and adopting an information security management process to meet security needs on an ongoing basis. Our current ISO 27001:2013 certification was issued in April 2016 and is valid until April 2019.  During this certification cycle, annual surveillance audits are conducted to validate ongoing compliance to the requirements.

Competition

We compete in the market for enterprise software support products and services. This market has been dominated by the enterprise software vendors themselves as the primary support providers for their own products. We believe the competitive service market with new independent competitors is still relatively undeveloped and maturing. As a result, we believe our primary competition today comes from the enterprise software vendors who license the products we service, such as IBM, Microsoft, Oracle and SAP. We expect that continued growth in our market could lead to significantly increased competition resulting from new entrants. In the meantime, our success will depend to a substantial extent on the willingness of companies to engage an independent service vendor such as us to provide software maintenance and support services for their enterprise software.

We believe the principal competitive factors in our market include the following:

•	track record of technical capability to provide the required software support;
•	ability to identify, develop and deliver required tax, legal and regulatory updates;
•	infrastructure model to deliver support globally within guaranteed service levels;
•	track record of providing a high level of client satisfaction;
•	ease of support model onboarding, deployment and usage;
•	breadth and depth of support functionality, including the ability to support customized software;
•	cost of products and services;
•	brand awareness and reputation;
•	capability for delivering services in a secure, scalable and reliable manner;
•	ability to innovate and respond to client needs rapidly; and
•	size of referenceable client base.

We believe we compete favorably with our competitors on the basis of these factors. Our support model allows us to gain an in-depth understanding of a given client’s unique software environment, enabling rapid and accurate responses to the client’s support requests. We provide our clients with comprehensive software support capabilities, including full support for add-ons and custom code as part of our services, something that, based on management’s experience and belief, enterprise software vendors typically do not provide with their standard support offering. We also offer our clients a substantial discount to the fees they would otherwise pay their enterprise software vendor for their support services and enable them to avoid or defer undesired, costly upgrades. By eliminating unnecessary upgrades, additional resources to support customizations and providing savings on support fees, based on management’s experience, belief and estimates, our clients can save up to approximately 1.5 times their traditional vendor base support fees per year when using our base support services over a 10-year period. We have also invested significant resources developing our unique service methodologies and a data capture and management process to deliver comprehensive tax, legal and regulatory updates tailored for each client.

However, we believe some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, greater name recognition and deeper customer relationships. Additionally, many software licensees are reluctant to engage a smaller independent company such as us to provide software maintenance and support services for their enterprise application software, choosing instead to continue relying on support services provided by their enterprise software vendor.

We expect competition and competitive pressure, both from new and existing competitors, to increase in the future.

Intellectual Property

We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us.

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks and domain names to protect our intellectual property.

We currently have three patent applications pending in the United States, one pending in Canada, one pending in China and one pending in the European Patent Office.

We own federal trademark registrations for the Rimini Street trademark in the United States, which registration will expire in March 2020 unless renewed through customary processes as well as the Engineered for Support trademark in the United States, which registration will expire in September 2026 unless renewed through customary processes. We also own trademark registrations for Rimini Street in Canada, the European Union, China, Japan, India, Australia and certain other countries. Such registered trademarks will expire unless renewed at various times in the future. We have also applied for registration of Rimini Street as a trademark in certain other countries.

Policing unauthorized use of our processes and software tools and intellectual property rights is difficult. As of December 31, 2017, we are not aware of any breaches of our intellectual property rights.

Executive Officers.

The following table sets forth the names, ages and positions of our executive officers as of March 12, 2018:

Name	Age	Position
Executive Officers
Seth A. Ravin	51	Chief Executive Officer and Chairman of the Board of Directors
Sebastian Grady	54	President
Nancy Lyskawa	55	Senior Vice President, Global Client Onboarding
Kevin Maddock	52	Senior Vice President, Global Sales - Recurring Revenue
David Rowe	52	Senior Vice President and Chief Marketing Officer
Thomas Sabol	59	Senior Vice President and Chief Financial Officer
Thomas C. Shay	52	Senior Vice President, Chief Information Officer, Secretary and Director
Gregory Symon	58	Senior Vice President, Worldwide Field Operations
Brian Slepko	54	Senior Vice President, Global Service Delivery
Daniel B. Winslow	59	Senior Vice President and General Counsel

Seth A. Ravin founded our company and has served as our Chief Executive Officer and Chairman of the Board since September 2005 and also served as our President from September 2005 to January 2011. Mr. Ravin has served as a member of our board of directors since September 2005. Prior to joining us, Mr. Ravin served in various executive roles at TomorrowNow, Inc. from May 2002 to April 2005, most recently as President and a board director. TomorrowNow, Inc. was a supplier of software maintenance and support services for Oracle’s PeopleSoft and J.D. Edwards applications, and was acquired in January 2005 as a wholly-owned subsidiary of SAP America, Inc. From April 2000 to March 2001, Mr. Ravin served as Vice President of Inside Sales for Saba Software, Inc., a provider of e-Learning and human resource management software. From April 1996 to April 2000, Mr. Ravin served in various management roles at PeopleSoft, Inc. (acquired by Oracle), most recently as a Vice President of the Customer Sales Division. Mr. Ravin holds a Bachelor of Science in Business Administration from the University of Southern California.

Sebastian Grady has served as our President since January 2011. Prior to joining us, Mr. Grady served as President and Chief Operating Officer at Altus Corporation, a provider of video search and management software for sales enablement, from March 2005 to January 2011. From October 2000 to October 2001, he served as President and Chief Operating Officer of Saba Software, Inc. From March 1993 to October 2000, Mr. Grady served in various executive roles with PeopleSoft, Inc. (acquired by Oracle Corporation), most recently as Vice President and General Manager of the Customer Sales Division from March 1997 to October 2000. From February 1987 to March 1993, Mr. Grady served in various roles with Accenture (formerly Andersen Consulting). Mr. Grady holds a Bachelor of Science degree in Computer Science from Rensselaer Polytechnic Institute.

Nancy Lyskawa has served as our Senior Vice President, Global Client Onboarding since September 2009. Prior to joining us, Ms. Lyskawa was with Oracle Corporation, a computer technology company, from December 2004 to September 2009, where she served in various executive roles, most recently as Vice President, Support Services and Marketing, from August 2005 to September 2009. From March 1994 to December 2004, she served as head of Global Services Marketing for PeopleSoft, Inc. (acquired by Oracle Corporation). From May 1986 to March 1994, Ms. Lyskawa served in various roles with Electronic Data Systems Corporation (acquired by Hewlett-Packard Company). Ms. Lyskawa is a Certified Management Accountant (CMA). Ms. Lyskawa holds a Bachelor of Business Administration in Accounting and Finance from the University of North Dakota and a Masters Certificate in Marketing from the Cox School of Business at Southern Methodist University.

Kevin Maddock has served as our Senior Vice President, Global Sales - Recurring Revenue since January 2018 and was our Senior Vice President, Global Sales since December 2008. Prior to joining us, Mr. Maddock served as Executive Vice President of Worldwide Inside Sales and Operations for ServiceSource, a recurring revenue management company, from October 2004 to March 2008. From May 1998 to September 2004, Mr. Maddock served as Vice President of Worldwide Support Service Sales at PeopleSoft, Inc. (acquired by Oracle). From September 1995 to May 1998, Mr. Maddock served in multiple roles at KPMG Consulting. From August 1987 to April 1993, Mr. Maddock served in various roles at Accenture (formerly Andersen Consulting). Mr. Maddock holds a Bachelor of Business Administration in Finance with Honors from the University of Notre Dame and an M.B.A. from the Anderson School of Management at UCLA.

David Rowe has served as our Senior Vice President and Chief Marketing Officer since April 2012 and was our Senior Vice President of Global Marketing and Alliances from December 2008 to April 2012 and our Vice President Marketing and Alliances from September 2006 to December 2008. Prior to joining us, Mr. Rowe served as Vice President of Product Management and Marketing at Perfect Commerce, Inc., an eProcurement company, from November 2004 to June 2006. From May 1995 to June 1999, Mr. Rowe held various positions with PeopleSoft, Inc. (acquired by Oracle Corporation), most recently serving as Director, Product Strategy. From July 1988 to April 1995, Mr. Rowe served in various roles at Accenture (formerly Andersen Consulting). Mr. Rowe holds a Bachelor of Science degree in Engineering from Harvey Mudd College.

Thomas Sabol has served as our Senior Vice President and Chief Financial Officer since November 2016. Prior to joining the company, Mr. Sabol provided management consulting services from May 2015 to November 2016. He served as Chief Financial Officer of Comverse, Inc. (now Mavenir Systems, Inc.), a global software service provider, from July 2012 to April 2015. From April 2009 to August 2011, Mr. Sabol served as Chief Financial Officer of Hypercom Corporation, a publicly-traded global leader in high security, end-to-end electronic payment products and services. From February 2006 to April 2009, he served as Chief Financial Officer of Suntron Corporation, a publicly-traded provider of electronic manufacturing services that was taken private by its majority shareholder in December 2007. Prior thereto, Mr. Sabol served as Chief Financial Officer of Wolverine Tube, Inc. and in senior executive positions at Plexus Corp., including as its Chief Operating Officer and Chief Financial Officer. Mr. Sabol was also the General Auditor at Kemper Corporation and practiced public accounting with Coopers & Lybrand. Mr. Sabol formerly served as a director of Suntron Corporation from July 2004 to April 2009. Mr. Sabol is a Certified Public Accountant and holds a B.S. in Accounting from Marquette University.

Thomas C. Shay co-founded our company, has served as a member of our Board of Directors since September 2005, and has served as our Senior Vice President and Chief Information Officer since August 2012, was our Executive Vice President, Operations from October 2006 to August 2012, and was our Chief Technology Officer from January 2006 to October 2006. Mr. Shay has served as our Secretary since August 2006. From July 1989 to November 2004, Mr. Shay served in various roles at Sun Microsystems, Inc. (acquired by Oracle Corporation), most recently as Field Application Engineering Manager, Asia Pacific where he oversaw multiple engineering teams across Japan, China, Taiwan, Korea and Singapore. Mr. Shay has served as a member of our board of directors since August 2006. Mr. Shay holds a Bachelor of Science in Electrical Engineering from UCLA, and a Masters of Engineering in Electrical and Computer Engineering from Cornell University.

Brian Slepko has served as our Senior Vice President, Global Service Delivery, since 2008 and served as a member of our board of directors from October 2006 to July 2007. Prior to joining us, Mr. Slepko was with Oracle Corporation, which he joined as part of Oracle’s acquisition of Agile Software, Inc., an enterprise software solutions company. From July 2005 to June 2007, Mr. Slepko served as Vice President of Global Maintenance Revenue and Sales Operations at Agile Software. From March 2003 to February 2005, Mr. Slepko served as a Director of Sales Operations for Ocular Sciences, Inc. From August 1995 to May 2001, Mr. Slepko served in a variety of roles with PeopleSoft, Inc. (acquired by Oracle Corporation), most recently serving as Director, Sales Operations. From January 1990 to August 1995, Mr. Slepko held various roles with Accenture (formerly Andersen Consulting). Mr. Slepko holds a Bachelor of Business Administration in Management and Management Information Systems from the University of Oklahoma and an M.B.A. from Loyola University of Chicago.

Gregory Symon has served as our Senior Vice President, Worldwide Field Operations since January 2018.  Prior to joining us, Mr. Symon was General Manager/SVP North America for Qubit Ltd., an ecommerce data analytics and marketing optimization provider, from September 2016 to August 2017.  From February 2013 to September 2016, he served as Senior Vice President, Client and Partner Engagement of Sitecore, a customer experience management company and provider of web content management and multichannel marketing automation software. From December 2008 to September 2012, Mr. Symon served as Vice President / General Manager, North America Commercial Sales of Red Hat, an open source software and support solutions provider.  From June 1986 to November 2008, he held various sales and business development roles with Intel Corporation, most recently its Senior Managing Director, Global Software Business Development.  Mr. Symon holds a Bachelor of Business Administration in Marketing/Management from Western Connecticut State University.

Daniel B. Winslow has served as our Senior Vice President and General Counsel since September 2013. Prior to joining us, Mr. Winslow was a member of the Massachusetts House of Representatives from January 2011 to September 2013. Mr. Winslow served as Of Counsel at the law firm of Duane Morris LLP from June 2013 to September 2013. He served as Senior Counsel at the law firm of Proskauer Rose LLP from May 2010 to March 2013 and as a partner at Duane Morris LLP from January 2005 to May 2010. From January 2002 to December 2004, he was Chief Legal Counsel to then-Massachusetts Governor Mitt Romney and was previously a presiding justice and appellate division justice in the Massachusetts Trial Court. Mr. Winslow holds a Bachelor of Arts degree in Political Science from Tufts University and a J.D. from Boston College Law School.

Item 1A - Risk Factors

Our business, financial condition, results of operations and cash flows are subject to a number of risk factors, both those that are known to us elsewhere, and may adversely affect our business, financial condition, results of operations or cash flows. If any significant adverse developments resulting from these risk factors should occur, the trading price of our securities could decline, and moreover, investors in our securities could lose all or part of their investment in our securities.

You should refer to the explanation of the qualifications and limitations on forward-looking statements under “Special Note Regarding Forward-Looking Statements.” All forward-looking statements made by us are qualified by the risk factors described below.

Risks Related to Our Business, Operations and Industry

Risks Related to Litigation

We and our Chief Executive Officer are involved in litigation with Oracle. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results.

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al v. Rimini Street, Inc. et al (United States District Court for the District of Nevada) (“District Court”), against us and our Chief Executive Officer, Seth Ravin, alleging that certain of our processes violated Oracle’s license agreements with its customers and that we committed acts of copyright infringement and violated other federal and state laws (“Rimini I”). The litigation involved our business processes and the manner in which we provided our services to our clients. To provide software support and maintenance services, we request access to a separate environment for developing and testing the updates to the software programs. Prior to July 2014, PeopleSoft, J.D. Edwards and Siebel clients switching from Oracle to our enterprise software support systems were given a choice of two models for hosting the development and testing environment for their software: the environment could be hosted on the client’s servers or on our servers. In addition to other allegations, Oracle challenged the Rimini Street-hosted model for certain Oracle license agreements with its customers that contained use and site-based restrictions. Oracle alleged that its license agreements with these customers restrict licensees’ rights to provide third parties, such as Rimini Street, with copies of Oracle software who then use those companies to serve other customers, and restrict where a licensee physically may install the software. Oracle alleged that, in the course of providing services, we violated such license agreements and illegally downloaded software and support materials without authorization. Oracle further alleged that we impaired its computer systems in the course of downloading materials for our clients. In April 2010 Oracle filed its first amended complaint, and in June 2011 Oracle filed its second amended complaint. Specifically, Oracle’s second amended complaint asserted the following causes of action: copyright infringement; violations of the Federal Computer Fraud and Abuse Act; violations of the Computer Data Access and Fraud Act; violations of Nevada Revised Statute 205.4765; breach of contract; inducing breach of contract; intentional interference with prospective economic advantage; unfair competition; trespass to chattels; unjust enrichment/restitution; unfair practices; and a demand for an accounting. Oracle’s second amended complaint sought the entry of a preliminary and permanent injunction prohibiting us from copying, distributing, using, or creating derivative works based on Oracle Software and Support Materials except as allowed by express license from Oracle; from using any software tool to access Oracle Software and Support Materials; and from engaging in other actions alleged to infringe Oracle’s copyrights or were related to its other causes of action. The parties conducted extensive fact and expert discovery from 2010 through mid-2012.

In March and September 2012, Oracle filed two motions seeking partial summary judgment as to, among other things, its claim of infringement of certain copyrighted works owned by Oracle. In February 2014, the District Court issued a ruling on Oracle’s March 2012 motion for partial summary judgment (i) granting summary judgment on Oracle’s claim of copyright infringement as it related to two of our PeopleSoft clients and (ii) denying summary judgment on Oracle’s claim with respect to one of our J.D. Edwards clients and one of our Siebel clients. The parties stipulated that the licenses among clients were substantially similar. In August 2014, the District Court issued a ruling on Oracle’s September 2012 motion for partial summary judgment (i) granting summary judgment on Oracle’s claim of copyright infringement as it relates to Oracle Database and (ii) dismissing our first counterclaim for defamation, business disparagement and trade libel and our third counterclaim for unfair competition. In response to the February 2014 ruling, we revised our business practices to eliminate the processes determined to be infringing, which was completed no later than July 2014.

A jury trial in Rimini I commenced in September 2015. On October 13, 2015, the jury returned a verdict against us finding that (i) we were liable for innocent copyright infringement, (ii) we and Mr. Ravin were each liable for violating certain state computer access statutes, (iii) Mr. Ravin was not liable for copyright infringement, and (iv) neither we nor Mr. Ravin were liable for inducing breach of contract or intentional interference with prospective economic advantage. The jury determined that the copyright infringement did not cause Oracle to suffer lost profits, that the copyright infringement was not willful, and did not award punitive damages. Following post-trial motions, Oracle was awarded a final judgment of approximately $124.4 million, consisting of copyright infringement damages based on the fair market value license damages theory, damages for violation of certain state computer access statutes, prejudgment interest and attorneys’ fees and costs. In addition, the District Court entered a permanent injunction prohibiting us from using certain processes – including processes adjudicated as infringing at trial – that we ceased using no later than July 2014. We paid the full judgment amount of approximately $124.4 million to Oracle on October 31, 2016 and appealed the case to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) to appeal items (i) and (ii) above, as well as the injunction. With regard to the injunction entered by the District Court, we argued on appeal that the injunction is vague and contains overly broad language that could be read to cover some of our current business practices that were not adjudicated to be infringing at trial and should not have been issued under applicable law. On December 6, 2016, the Court of Appeals granted our emergency motion for a stay of the permanent injunction pending resolution of the underlying appeal and agreed to consider the appeal on an expedited basis. The Court of Appeals heard argument on July 13, 2017.

On January 8, 2018, the Court of Appeals reversed certain awards made in Oracle’s favor during and after our 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the appellate court in December 2016, all awards and judgments against Mr. Ravin, and approximately $50.3 million of the judgment previously paid by Rimini Street consisting of Oracle’s legal fees of $28.5 million, an award under state computer access statutes and related taxable costs and interest totaling $21.3 million, and post-judgment interest of $0.5 million. In its opinion, the Court of Appeals, while affirming the finding of infringement against us (which the jury had found to be "innocent" infringement) for the processes that we ceased using no later than July 2014, also stated that we "provided third-party support for Oracle's enterprise software, in lawful competition with Oracle's direct maintenance services”. We currently believe that Oracle may refund approximately $21.3 million in the second quarter of 2018, with the remaining amount to be resolved in 2018, but we can make no assurances as to the ultimate amount of the refunds or the timing of receipt by us.

On January 22, 2018, we filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, we asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the trial court set the interest rate using a date that precedes the filing of the litigation, which resulted in an additional approximate amount of $20.2 million cost paid by us. Second, we asked the Court of Appeals to rehear the award of non-taxable costs, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the United States Supreme Court and resulted in us paying approximately $12.8 million that we would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. We have up to 90 days within which to file a request for certiorari in the United States Supreme Court. We may or may not choose to pursue further appeal and we cannot predict whether any such appeal would be successful.

The attorney’s fee award and injunction that were vacated by the Court of Appeals were remanded to the District Court for further consideration. The injunction originally ordered by the District Court, which was vacated and remanded by the Court of Appeals, would have required that we incur additional expense in the range of 1% to 2% of net revenue for additional labor costs to provide support for our clients as contracted. Any injunction that might be ordered in the future may or may not have a similar, lesser or greater impact on our costs of support for our clients or other business impacts. The ultimate refund amount owed to us by Oracle would be subject to the District Court judge’s review of attorney’s fees that were remanded. Any decision by the District Court judge on matters remanded for further consideration will be subject to further appeal to the Court of Appeals. We may or may not seek such further appeal. We cannot predict whether any further appeal would be successful.

All amounts refunded to the Company as a result of the appeal are required to be utilized to pay down our Credit Facility (including make-whole applicable premium if received prior to June 24, 2019) as discussed in Note 5 in our 2017 consolidated financial statements included in Item 8 of this Report. In addition, once all remands are completed and all appeals have been exhausted, a portion of the ultimate Oracle attorney’s fees refunded to us, net of all costs associated with the remand and appeal, are required to be reimbursed to the insurance company that previously provided payments.

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that our revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I but limited to new or existing clients for whom we provided support from the conclusion of Rimini I discovery in December 2011 until the revised support processes were fully implemented by July 2014, and (ii) new allegations that our revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, we filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code § 17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss our amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code § 17200 et seq. On February 14, 2017, we filed our answer and motion to dismiss Oracle’s third amended counterclaims. On March 7, 2017, Oracle filed a motion to strike our copyright misuse affirmative defense. By stipulation of the parties, the District Court granted our motion to file our third amended complaint to add claims arising from Oracle’s purported revocation of our access to its support websites on behalf of our clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss our third amended complaint on May 30, 2017, and our opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017 the Court issued an order granting in part and denying in part our motion to dismiss Oracle’s third amended counterclaims. The Court granted our motion to dismiss as to count five, intentional interference with prospective economic advantage, and count eight unjust enrichment. On October 5, 2017, Oracle filed a motion for reconsideration of the Court’s September 22, 2017 Order. We filed our opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the Court issued an order granting in part and denying in part Oracle’s motion to dismiss our third amended complaint. The Court granted Oracle’s motion to dismiss as to our third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The Court denied Oracle’s motion as to our causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS § 598.0915(8) and unfair competition. On November 17, 2017, the Court denied Oracle’s motion for reconsideration of the Court’s September 22, 2017 Order. On November 22, 2017, we filed a motion for reconsideration of the Court’s November 7, 2017 Order. Oracle filed its opposition to our motion for reconsideration on December 6, 2017, to which we filed our reply on December 13, 2017. That motion is still pending the Court’s decision.

Fact discovery with respect to the above action substantially ended in February 2018, with some depositions rescheduled to March 2018 to accommodate witness or counsel availability, and expert discovery is currently expected to end in July 2018. There is currently no trial date scheduled, and we do not expect a trial to occur in this matter earlier than 2020, but the trial could occur earlier or later than that. Given that discovery is ongoing, we do not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by us in connection with our claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter.

For counterclaims in Rimini II on which Oracle may prevail, we could be required to pay substantial damages for our current or past business activities, be enjoined from certain business practices and/or be in breach of various covenants in our Financing Agreement with certain lenders listed therein, Cortland Capital Market Services as administrative agent and collateral agent, and CB Agent Services LLC as origination agent for the lenders, and the other parties named therein, dated as of June 24, 2016, as amended from time to time (the “Credit Facility”), which itself could result in an event of default, in which case the lenders could demand accelerated repayment of principal, accrued and default interest, and other fees and expenses. Any of these outcomes could result in a material adverse effect on our business and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be rulings by the District Court in Rimini II and the Court of Appeals in Rimini I in connection with hearings, motions, decisions and other matters, as well as other interim developments related to the litigations. If securities analysts or investors regard these rulings as negative, the market price of our common stock may decline. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue vigorously litigate the appeal in Rimini I and litigate the claims and counterclaims in Rimini II, we are unable to predict the timing or outcome of these lawsuits. No assurance is or can be given that we will prevail on any appeal, claim or counterclaim.

See Item 3, Legal Proceedings and Notes 10 and 15 of the 2017 consolidated financial statements included in Item 8 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

Subject to the final outcome of the appeal, during 2016 we paid the Rimini I final judgment of $124.4 million in full, and recovery of any part of the judgment will depend on the outcome of the appeal. If the permanent injunction is reinstated and upheld on further appeal in Rimini I, we estimate it will cost us between 1% and 2% of net revenue to further modify our support processes to comply with the terms of the injunction as ordered by the District Court. In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. For the year ended December 31, 2017, approximately 72% of our total revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for just PeopleSoft software was approximately 19% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation and Rimini I appeal. Should Oracle prevail on its claims in Rimini II or should an injunction be entered in the future in either litigation, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our ongoing litigation with Oracle presents challenges for growing our business.

We have experienced challenges growing our business as a result of our ongoing litigation with Oracle. Many of our existing and prospective clients have expressed concerns regarding our ongoing litigation and, in some cases, have been subjected to subpoenas, depositions and various negative communications by Oracle in connection with the litigation. We have experienced in the past, and may continue to experience in the future, volatility and slowness in acquiring new clients, as well as clients not renewing their agreements with us, due to these challenges relating to our ongoing litigation with Oracle. Further, certain of our prospective and existing clients may be subject to additional subpoenas, depositions and negative communications from software vendors. We have taken steps to minimize disruptions to our existing and prospective clients regarding the litigation, but we continue to face challenges growing our business while the litigation remains ongoing. In certain cases, we have agreed to reimburse our clients for their reasonable legal fees incurred in connection with any litigation-related subpoenas and depositions or to provide indemnification or termination rights if any outcome of litigation results in our inability to continue providing any of the paid-for services. In addition, we believe the length of our sales cycle is longer than it otherwise would be due to prospective client diligence on possible effects of the Oracle litigation on our business. We cannot assure you that we will continue to overcome the challenges we face as a result of the litigation and continue to renew existing clients or secure new clients.

Oracle has a history of litigation against companies offering alternative support programs for Oracle products, and Oracle could pursue additional litigation with us.

Oracle has been active in litigating against companies that have offered competing maintenance and support services for their products. For example, in March 2007, Oracle filed a lawsuit against SAP and its wholly-owned subsidiary, TomorrowNow, Inc., a company our Chief Executive Officer, Seth Ravin, joined in 2002, and which was acquired by SAP in 2005. After a jury verdict awarding Oracle $1.3 billion, the parties stipulated to a final judgment of $306 million subject to appeal. After the appeal, the parties settled the case in November 2014 for $356.7 million. In February 2012, Oracle filed suit against Service Key, Inc. and settled the case in October 2013. Oracle also filed suit against CedarCrestone Corporation in September 2012 and settled the case in July 2013. TomorrowNow and CedarCrestone offered maintenance and support for Oracle software products, and Service Key offered maintenance and support for Oracle technology products. Given Oracle’s history of litigation against companies offering alternative support programs for Oracle products, we can provide no assurance, regardless of the outcome of our current litigations with Oracle, that Oracle will not pursue additional litigation against us. Such additional litigation could be costly, distract our management team from running our business and reduce client interest and our sales revenue.

We have received a federal grand jury inquiry directing delivery of certain documents relating to the Company’s operations. If such inquiry leads to legal proceedings against the Company, the Company would incur legal costs and may potentially suffer an adverse outcome negatively affecting our business and financial results.

On March 2, 2018, we received a subpoena directing us to produce to a federal grand jury certain communications and documents relating to the Company’s support for certain software systems and certain related operational practices. We intend to cooperate with this governmental inquiry but cannot predict its ultimate resolution. A governmental inquiry, and any legal proceedings instituted involving us, if any, from such inquiry, would require us to incur legal costs, and if adversely determined, may ultimately result in the imposition of fines or other penalties. The mere fact of a grand jury inquiry regardless of merit or outcome could have a negative impact on our future net revenue and our prospects to obtain new or alternative financing. Any such material costs and expenses or other penalties could have a material adverse effect on our financial condition and results of operations.

Risks Related to Indebtedness

We have substantial indebtedness, and the fact that a significant portion of our cash flow is used to make debt service payments could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

We have substantial indebtedness. As of December 31, 2017, our indebtedness included principal obligations of $125.9 million, mandatory exit fees of $9.6 million, and mandatory consulting fees of $4.0 million that result in total contractual liabilities under the Credit Facility of $139.5 million as of December 31, 2017. Additionally, we were obligated under the Credit Facility to make future payments for an amendment fee of $1.25 million and an equity raise delay fee of $1.25 million to the lenders pursuant to the fifth amendment to the Credit Facility (the “Fifth Amendment”), and an amendment fee of $3.75 million pursuant to the sixth amendment to the Credit Facility (the “Sixth Amendment”). Further, the Credit Facility has a make-whole applicable premium provision that expires in June 2019. As a result, a significant portion of our liquidity needs are for servicing debt, including significant interest payments and significant monthly amortization. See Note 5 to our consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Report for details of our outstanding indebtedness under the Credit Facility, including the related restrictive covenants. In addition, upon consummation of the business combination, an outstanding loan payable incurred by GPIA that is payable to GPIC, Ltd. (“GPIC”) for approximately $3.0 million was not repaid and will remain as our continuing obligation. This loan is non-interest bearing and will become due and payable when the outstanding principal balance under the Credit Facility is less than $95.0 million.

Our level of debt could have important consequences, including:

•	making it more difficult to satisfy our obligations with respect to indebtedness;
•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund acquisitions, working capital, capital expenditures, expand sales and marketing efforts and other corporate purposes;
•	impacting our ability to grow our business as rapidly as we have in the past;
•	restricting us from making strategic acquisitions;
•	placing us at a competitive disadvantage relative to our competitors who are less leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from pursuing;
•	increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in the business, the industries in which we operate, the economy and governmental regulations; and
•	restricting our ability to borrow additional funds.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our outstanding debt obligations.

Significant amounts of cash will be required to service our indebtedness, and we may not be able to generate sufficient cash from operations or otherwise to service all of our indebtedness when due and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

A significant amount of cash will be required to make payments on the Credit Facility when due, including significant interest payments, and significant monthly principal amortization obligations as specified in the Credit Facility. See Note 5 to our consolidated financial statements for the year ended December 31, 2017 included elsewhere in this Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details of our debt service obligations in respect of the Credit Facility.

Our ability to pay principal and interest on the Credit Facility will depend upon, among other things, our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate cash flow from operations or otherwise or that future borrowings will be available to us in an amount sufficient to fund our liquidity needs, including the payment of principal, interest and fees on the Credit Facility when due.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sales and marketing expenditures, general and administration expenses or operating expenses; sell assets; seek additional capital; or restructure or refinance our indebtedness, including the Credit Facility. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the financial and capital markets and our financial condition at such time. In addition, the terms of existing or future debt agreements, including the Credit Facility, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, results of operations and financial condition and could negatively impact our ability to satisfy the obligations under the Credit Facility.

If we cannot make scheduled payments on our indebtedness when due, or otherwise are unable to comply with our obligations under the Credit Facility, we will be in default, and the lenders under the Credit Facility could declare all outstanding principal, interest and fees to be due and payable, and could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation.

The Credit Facility contains restrictions that limit our flexibility in operating our business.

The Credit Facility contains, and any of our future indebtedness may also contain, a number of covenants that impose significant operating and financial restrictions, including restrictions on our ability and our subsidiaries’ ability to, among other things:

•	incur additional debt or issue certain types of equity;
•	pay dividends or make distributions in respect of capital stock or make other restricted payments;
•	make certain investments;
•	limit our ability to make sales and marketing expenditures;
•	sell certain assets;
•	create liens on certain assets;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with affiliates;
•	make certain capital expenditures;
•	enter into sale/leaseback transactions;
•	change the nature of our business;
•	enter into insurance settlements that exceed certain amounts;
•	modify the terms of certain other indebtedness; and
•	allow the cash and cash equivalents held by our foreign subsidiaries to exceed a certain agreed upon amount.

For example, during 2017 we were required to enter into an amendment to the Credit Facility to address our failure to comply with certain covenants relating to restrictions on operational expenditures. As a result of these covenants, we and our subsidiaries are limited in the manner in which we conduct business and may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged substantially all of our assets, including cash balances, as collateral under the Credit Facility. If the lenders accelerate the repayment of borrowings, there can be no assurance that there will be available assets to repay indebtedness.

Under the Credit Facility, we are also required to comply with specified financial ratios and tests, including a leverage ratio, an asset coverage ratio, a minimum liquidity test and certain budget compliance restrictions. So long as the total principal outstanding under the Credit Facility is equal to or greater than $95.0 million, we are also required to comply with a marketing return ratio, a minimum gross margin test and a maximum churn rate test. Our ability to meet the financial ratios and the financial tests under the Credit Facility can be affected by events beyond our control, and there can be no assurance that we will be able to continue to meet those ratios and tests.

A failure to comply with the covenants contained in the Credit Facility could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under the Credit Facility, the lenders thereunder could:

•	cease making monthly disbursements to us in an amount necessary to satisfy our cash disbursement needs for the coming month;
•	elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees (including any applicable prepayment premium), to be due and payable and terminate all commitments to extend further credit;
•	apply all of our available cash to repay such amounts; or
•	exercise any other rights and remedies permitted under applicable law, including, the collection and sale of any assets constituting collateral.

In addition, upon the occurrence and during the continuance of any event of default, the principal (including payment-in-kind interest), all unpaid interest, fees and other obligations shall bear an additional post-default interest rate of 2.0% per annum from the date such event of default occurs until it is cured or waived.

Such actions by the lenders under the Credit Facility could cause cross defaults under our and our subsidiaries’ other existing and future indebtedness, if any.

If the indebtedness under the Credit Facility or other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full and we could be forced into bankruptcy or liquidation.

Other Risks Related to Our Business, Operations and Industry

The market for independent software support services is relatively undeveloped and may not grow.

The market for independent enterprise software support services is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to provide software support services for their enterprise software. Many enterprise software licensees are still hesitant to use a third party to provide such support services, choosing instead to rely on support services provided by the enterprise software vendor. Other enterprise software licensees have invested substantial personnel, infrastructure and financial resources in their own organizations with respect to support of their licensed enterprise software products and may choose to self-support with their own internal resources instead of purchasing services from the enterprise software vendor or an independent provider such as ourselves. Companies may not engage us for other reasons, including concerns regarding our ongoing litigation with Oracle, the potential for future litigation, the potential negative effect our engagement could have on their relationships with their enterprise software vendor, or concerns that they could infringe third party intellectual property rights or breach one or more software license agreements if they engage us to provide support services. New concerns or considerations may also emerge in the future. Particularly because our market is relatively undeveloped, we must address our potential clients’ concerns and explain the benefits of our approach in order to convince them of the value of our services. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our services are compelling, then the market for our services may not develop as we anticipate, and our business will not grow.

We have a history of losses and may not achieve profitability in the future.

We incurred net losses of $45.3 million, $12.9 million and $53.3 million in 2015, 2016 and 2017, respectively. As of December 31, 2017, we had an accumulated deficit of $304.4 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operation as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

If we are unable to attract new clients or retain and/or sell additional products or services to our existing clients, our revenue growth will be adversely affected.

To increase our revenue, we must add new clients, encourage existing clients to renew or extend their agreements with us on terms favorable to us and sell additional products and services to existing clients. As competitors introduce lower-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services.

If our retention rates decrease, or we do not accurately predict retention rates, our future revenue and results of operations may be harmed.

Our clients have no obligation to renew their product or service subscription agreements with us after the expiration of a non-cancellable agreement term. In addition, the majority of our multi-year, non-cancellable client agreements are not pre-paid other than the first year of the non-cancellable service period. We may not accurately predict retention rates for our clients. Our retention rates may decline or fluctuate as a result of a number of factors, including our clients’ decision to license a new product or release from an enterprise software vendor, our clients’ decision to move to another enterprise software vendor, product or release for which we do not offer products or services, client satisfaction with our products and services, the acquisition of our clients by other companies, and clients going out of business. If our clients do not renew their agreements for our products and services or if our clients decrease the amount they spend with us, our revenue will decline and our business will suffer.

We face significant competition from both enterprise software vendors and other companies offering independent enterprise software support services, as well as from software licensees that attempt to self-support, which may harm our ability to add new clients, retain existing clients and grow our business.

We face intense competition from enterprise software vendors, such as Oracle and SAP, who provide software support services for their own products. Enterprise software vendors have offered discounts to companies to whom we have marketed our services. In addition, our current and potential competitors and enterprise software vendors may develop and market new technologies that render our existing or future services less competitive or obsolete. Competition could significantly impede our ability to sell our services on terms favorable to us and we may need to decrease the prices for our services in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our results of operations will be negatively affected.

There are also several smaller vendors in the independent enterprise software support services market with whom we compete with respect to certain of our services. We expect competition to continue to increase in the future, particularly if we prevail in Rimini II, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

Our current and potential competitors may have significantly more financial, technical and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and provide more robust support offerings. In addition, certain independent enterprise software support organizations may have or may develop more cooperative relationships with enterprise software vendors, which may allow them to compete more effectively over the long term. Enterprise software vendors may also offer support services at reduced or no additional cost to their customers. In addition, enterprise software vendors may take other actions in an attempt to maintain their support service business, including changing the terms of their customer agreements, the functionality of their products or services, or their pricing terms. For example, starting in the second quarter of 2017 Oracle recently prohibited us from accessing its support websites to download software updates on behalf of our clients who are authorized to do so and permitted to authorize a third party to do so on their behalf. In addition, various support policies of Oracle and SAP may include clauses that could penalize customers that choose to use independent enterprise software support vendors or that, following a departure from the software vendor’s support program, seek to return to the software vendor to purchase new licenses or services. To the extent any of our competitors have existing relationships with potential clients for enterprise software products and support services, those potential clients may be unwilling to purchase our services because of those existing relationships. If we are unable to compete with such companies, the demand for our services could be substantially impacted.

Our recent growth may not be indicative of our future growth and if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our net revenue grew from $160.2 million for the year ended December 31, 2016 to $212.6 million for the year ended December 31, 2017, representing a period-over-period increase of 33%. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate may decline. You should not consider our recent growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

•	price our products and services effectively so that we are able to attract and retain clients without compromising our profitability;
•	attract new clients, increase our existing clients’ use of our products and services and provide our clients with excellent service experience;
•	introduce our products and services to new geographic markets;
•	introduce new enterprise software products and services supporting additional enterprise software vendors, products and releases;
•	satisfactorily conclude the Oracle litigation; and
•	increase awareness of our company, products and services on a global basis.

We may not successfully accomplish all or any of these objectives. We plan to continue our investment in future growth. We expect to continue to expend substantial financial and other resources on, among others:

•	sales and marketing efforts;
•	training to optimize our opportunities to overcome litigation risk concerns of our clients;
•	expanding in new geographical areas;
•	growing our product and service offerings and related capabilities;
•	adding additional product and service offerings; and
•	general administration, including legal and accounting expenses related to being a public company.

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls, as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client service that has been central to our growth so far.

Our Credit Facility includes covenants that restrict our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended. This amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and we expect further increases in 2018. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into the net revenue growth rates experienced in the first half of 2017. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions. As a result, our 2017 versus 2016 quarter over quarter growth in net revenue decreased from approximately 42% for the first quarter of 2017 to 24% for the fourth quarter of 2017. Due to our subscription revenue model, the impact of these matters that resulted in net revenue growth of 24% for the fourth quarter of 2017 versus the comparable period in 2016 is expected to result in similar revenue growth rates at least through the first half of 2018.

Our failure to generate significant capital or raise additional capital necessary to fund and expand our operations, invest in new services and products, and service our debt could reduce our ability to compete and could harm our business.

Due to our current debt levels, we may need to raise additional capital if we cannot fund our growth and debt service costs through our operating cash flows and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financings, the holders of the debt securities would have priority over the holders of our common stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

•	maintain our operations;
•	develop or enhance our products and services;
•	continue to expand our sales and marketing and research and development organizations;

•	acquire complementary technologies, products or businesses;
•	expand operations, in the United States or globally;
•	hire, train and retain employees; or
•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could seriously harm our business, financial condition and results of operations.

Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against claims and litigation alleging infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. From time to time, we may receive threatening letters or notices alleging infringement or may be the subject of claims that our services and underlying technology infringe or violate the intellectual property rights of others. Any allegation of infringement, whether innocent or intentional, can adversely impact marketing, sales and our reputation.

For example, as described further in the section titled “Risk Factors—Risks Related to Litigation” above, we are engaged in litigation with Oracle relating in part to copyright infringement claims. See the risk factor “We and our Chief Executive Officer are involved in litigation with Oracle. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business, financial condition and results of operations” above for additional information regarding the Rimini I and Rimini II cases.

We rely on our management team and other key employees, including our Chief Executive Officer, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including Seth Ravin, our Chief Executive Officer, and other key employees. Since 2008, Mr. Ravin has been under the regular care of a physician for kidney disease, which includes ongoing treatment. During this time, Mr. Ravin has continuously performed all of his duties as Chief Executive Officer of our company on a full-time basis. Although Mr. Ravin’s condition has not had any impact on his performance in his role as Chief Executive Officer or on the overall management of the company, we can provide no assurance that his condition will not affect his ability to perform the role of Chief Executive Officer in the future. In addition, from time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not maintain key man life insurance on any of our employees. The loss of one or more of our key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a more competitive hiring environment in the San Francisco Bay Area, where we have a significant base of operations. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines or experiences significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required management, sales, marketing and support services personnel to profitably grow our business. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our results of operations.

As a subscription-based business, we recognize revenue over the service period of our contracts. As a result, much of the revenue we report each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our products and services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new sales, renewals or extensions of our service agreements will not be reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable service term of the contracts.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our client base and achieve broader market acceptance of our products and services.

Our ability to increase our client base and achieve broader market acceptance of our products and services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force globally. These efforts will require us to invest significant financial and other resources. Moreover, our sales personnel typically take an average of nine months before any new sales personnel can operate at the capacity typically expected of experienced sales personnel. This ramp cycle, combined with our typical six- to twelve-month sales cycle for engaged prospects, means that we will not immediately recognize a return on this investment in our sales department. In addition, the cost to acquire clients is high due to the cost of these marketing and sales efforts. Our business may be materially harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

Interruptions to or degraded performance of our service could result in client dissatisfaction, damage to our reputation, loss of clients, limited growth and reduction in revenue.

Our software support agreements with our clients generally guarantee a 15-minute response time with respect to certain high-priority issues. To the extent that we do not meet the 15-minute guarantee, our clients may in some instances be entitled to liquidated damages, service credits or refunds. To date, no such payments have been made.

We also deliver tax, legal and regulatory updates to our clients and generally have done so faster than our competitors. If there are inaccuracies in these updates, or if we are not able to deliver them on a timely basis to our clients, our reputation may be damaged, and we could face claims for compensation from our clients, lose clients, or both.

Any interruptions or delays in our service, whether as a result of third party error, our own error, natural disasters, security breaches or a result of any other issues, whether accidental or willful, could harm our relationships with clients and cause our revenue to decrease and our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors, in turn, could further reduce our revenue, subject us to liability, cause us to pay liquidated damages, issue credits or cause clients not to renew their agreements with us, any of which could materially adversely affect our business.

We may experience quarterly fluctuations in our results of operations due to a number of factors, including the sales cycles for our products and services, which makes our future results difficult to predict and could cause our results of operations to fall below expectations or our guidance.

Our quarterly results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Historically, our sales cycle has been tied to the renewal dates for our clients’ existing and prior vendor support agreements for the products that we support. Because our clients make support vendor selection decisions in conjunction with the renewal of their existing support agreements with Oracle and SAP, among other enterprise software vendors, we have experienced an increase in business activity during the periods in which those agreements are up for renewal. Because we have introduced and intend to continue to introduce products and services for additional software products that do not follow the same renewal timeline or pattern, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. Also, if we are unable to engage a potential client before its renewal date for software support services in a particular year, it will likely be at least another year before we would have the opportunity to engage that potential client again, given that such potential client likely had to renew or extend its existing support agreement for at least an additional year’s worth of service with its existing support provider. Furthermore, our existing clients generally renew their agreements with us at or near the end of each calendar year, so we have also experienced and expect to continue to experience heavier renewal rates in the fourth quarter. In addition to the other risks described herein, factors that may affect our quarterly results of operations include the following:

•	changes in spending on enterprise software products and services by our current or prospective clients;
•	pricing of our products and services so that we are able to attract and retain clients;
•	acquisition of new clients and increases of our existing clients’ use of our products and services;
•	client renewal rates and the amounts for which agreements are renewed;
•	budgeting cycles of our clients;
•	changes in the competitive dynamics of our market, including consolidation among competitors or clients;
•	the amount and timing of payment for operating expenses, particularly sales and marketing expenses and employee benefit expenses;
•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
•	the amount and timing of costs associated with recruiting, training and integrating new employees;
•	the amount and timing of cash collections from our clients;
•	unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;
•	the amount and timing of our legal costs, particularly related to our litigation with Oracle;
•	changes in the levels of our capital expenditures;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in global markets.

We may not be able to accurately forecast the amount and mix of future product and service subscriptions, revenue and expenses, and as a result, our results of operations may fall below our estimates or the expectations of securities analysts and investors. If our revenue or results of operations fall below the expectations of investors or securities analysts, or below any guidance we may provide, the price of our common stock could decline.

Our future liquidity and results of operations may be adversely affected by the timing of new orders, the level of customer renewals and cash receipts from customers.

Due to the collection of cash from our customers before services are provided, our net revenue is recognized over future periods when there are no corresponding cash receipts from such customers. Accordingly, our future liquidity is highly dependent upon the ability to continue to attract new customers and to enter into renewal arrangements with existing customers. If we experience a decline in orders from new customers or renewals from existing customers, our net revenue may continue to increase while our liquidity and cash levels decline. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of declines in orders from new customers or renewals from existing customers may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance or liquidity.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability, interest and/or penalties for past sales, which could adversely harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our products and services in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and can vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value-added or other taxes in those jurisdictions where we have not historically done so and in which we do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage clients from purchasing our products and services or otherwise harm our business and results of operations.

We may need to change our pricing models to compete successfully.

We currently offer our customers support services for a fee that is equal to a percentage of the annual fees charged by the enterprise software vendor, so changes in such vendors’ fee structures would impact the fees we would receive from our customers. If the enterprise software vendors offer deep discounts on certain services or lower prices generally, we may need to change our pricing models or suffer adverse effect on our results of operations. In addition, we have recently begun to offer new products and services and do not have substantial experience with pricing such products and services, so we may need to change our pricing models for these new products and services over time to ensure that we remain competitive and realize a return on our investment in developing these new products and services. If we do not adapt our pricing models as necessary or appropriate, our revenue could decrease and adversely affect our results of operations.

We may not be able to scale our business systems quickly enough to meet our clients’ growing needs, and if we are not able to grow efficiently, our results of operations could be harmed.

As enterprise software products become more advanced and complex, we will need to devote additional resources to innovating, improving and expanding our offerings to provide relevant products and services to our clients using these more advanced and complex products. In addition, we will need to appropriately scale our internal business systems and our global operations and client engagement teams to serve our growing client base, particularly as our client demographics expand over time. Any failure of or delay in these efforts could adversely affect the quality or success of our services and negatively impact client satisfaction, resulting in potential decreased sales to new clients and possibly lower renewal rates by existing clients.

Even if we are able to upgrade our systems and expand our services organizations, any such expansion may be expensive and complex, requiring financial investments, management time and attention. For example, in 2012, we began transitioning to only client-hosted environments for improved scalability, among other reasons, and in February 2014, we announced a plan to migrate all clients using a Rimini-hosted environment to a client-hosted environment. Client reimbursement obligations related to the client environment migration project of approximately $1.2 million were recorded as accrued liabilities with a corresponding reduction in deferred revenue during the three months ended March 31, 2014. Approximately $0.9 million, $0.2 million and $0.1 million were recorded during the years ended December 31, 2014, 2015 and 2016, respectively as reductions in revenue ratably over the applicable service periods. All of the client reimbursements of $1.2 million were paid out as of November 30, 2016.

We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. There can be no assurance that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented within budgets or on a timely basis, if at all. Any failure to efficiently scale our business could result in reduced revenue and adversely impact our operating margins and results of operations.

We have experienced significant growth resulting in changes to our organization and structure, which if not effectively managed, could have a negative impact on our business.

Our headcount and operations have grown substantially in recent years. We increased the number of full-time employees from 842 as of December 31, 2016 to 928 as of December 31, 2017. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

In addition, our organizational structure has become more complex as a result of our significant growth. We have added employees and may need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. The expansion of our systems and infrastructure may require us to commit additional financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase. If we fail to successfully manage our growth, we likely will be unable to successfully execute our business strategy, which could have a negative impact on our business, financial condition and results of operations.

Because our long-term growth strategy involves further expansion of our sales to clients outside the United States, our business will be susceptible to risks associated with global operations.

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. We currently have subsidiaries and operations outside of North America in Australia, Brazil, China, France, Germany, India, Israel, Japan, Korea, Singapore, Sweden and the United Kingdom, which focus primarily on selling our services in those regions.

In the future, we may expand to other locations outside of the United States. Our current global operations and future initiatives will involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;
•	changes in regulatory requirements, taxes or trade laws;
•	more stringent regulations relating to data security, such as where and how data can be housed, accessed and used, and the unauthorized use of, or access to, commercial and personal information;
•	differing labor regulations, especially in countries and geographies where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs as well as hire and retain local management, sales, marketing and support personnel;
•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•	increased travel, real estate, infrastructure and legal compliance costs associated with global operations;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	laws and business practices favoring local competitors or general preferences for local vendors;
•	limited or insufficient intellectual property protection;
•	political instability or terrorist activities;
•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and
•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Our limited experience in operating our business globally and the unique challenges of each new geography increase the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our global operations and are unable to do so successfully and in a timely manner, our business and results of operations will be adversely affected.

If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our results of operations could be adversely affected.

Because our recent growth has resulted in the rapid expansion of our business, we do not have a long history upon which to base forecasts of future operating revenue. In addition, the variability of the sales cycle for the evaluation and implementation of our products and services, which typically has been six to twelve months once a client is engaged, may also cause us to experience a delay between increasing operating expenses for such sales efforts, and the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our results of operations in future reporting periods may be significantly below the expectations of the public market, securities analysts or investors, which could negatively impact the price of our common stock.

Consolidation in our target sales markets is continuing at a rapid pace, which could harm our business in the event that our clients are acquired and their agreements are terminated, or not renewed or extended.

Consolidation among companies in our target sales markets has been robust in recent years, and this trend poses a risk for us. If such consolidation continues, we expect that some of the acquiring companies will terminate, renegotiate and elect not to renew our agreements with the clients they acquire, which may have an adverse effect on our business and results of operations.

If there is a widespread shift by clients or potential clients to enterprise software vendors, products and releases for which we do not provide software products or services, our business would be adversely impacted.

Our current revenue is primarily derived from the provision of support services for Oracle and SAP enterprise software products. If other enterprise software vendors, products and releases emerge to take substantial market share from current Oracle and SAP products and releases we support, and we do not provide products or services for such vendor, products or releases, demand for our products and services may decline or our products and services may become obsolete. Developing new products and services to address different enterprise software vendors, products and releases could take a substantial investment of time and financial resources, and we cannot guarantee that we will be successful. If fewer clients use enterprise software products for which we provide products and services, and we are not able to provide services for new vendors, products or releases, our business may be adversely impacted.

Delayed or unsuccessful investment in new technology, products, services and markets may harm our financial condition and results of operations.

We plan to continue investing resources in research and development in order to enhance our current product and service offerings, and other new offerings that will appeal to clients and potential clients. The development of new product and service offerings could divert the attention of our management and our employees from the day-to-day operations of our business, the new product and service offerings may not generate sufficient revenue to offset the increased research and development expenses, and if we are not successful in implementing the new product and service offerings, we may need to write off the value of our investment. Furthermore, if our new or modified products, services or technology do not work as intended, are not responsive to client needs or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing and prospective clients or related opportunities, in which case our financial condition and results of operations may be adversely impacted.

If our security measures are compromised or unauthorized access to customer data is otherwise obtained, our services may be perceived as not being secure, customers may curtail or cease their use of our services, our reputation may be harmed, and we may incur significant liabilities. Further, we are subject to governmental and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

Our services sometimes involve access to, processing, sharing, using, storage and the transmission of proprietary information and protected data of our customers. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storage and transmission of such information. If our security measures are compromised as a result of third party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our customers may be harmed, and we could incur significant liabilities. In particular, cyberattacks, phishing attacks and other inter-based activity continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. In addition, if the security measures of our customers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches on us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our customers’ systems that we support, and we may not be able to make such repairs in a timely manner or at all. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ proprietary and protected data.

Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. In addition, some of our customers contractually require notification of any data security compromise. Security compromises experienced by our customers, by our competitors or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their agreements with us, or subject us to third party lawsuits, government investigations, regulatory fines or other action or liability, all or any of which could materially and adversely affect our business, financial condition and results of operations.

We cannot assure you that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of substantial deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

As a global company, we are subject to numerous jurisdictions worldwide regarding the accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation, and may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the EU General Data Protection Regulation (GDPR), which greatly increases the jurisdictional reach of European Union law and becomes effective in May 2018, adds a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. We generally comply with industry standards and strive to comply with all applicable laws and other legal obligations relating to privacy and data protection, but it is possible that these laws and legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices. Compliance with such laws and other legal obligations may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, potential fines and other expenses related to such governmental actions, and could cause our customers to lose trust in us, any of which could have an adverse effect on our business.

If our products and services fail due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose clients, become subject to service performance or warranty claims or incur significant costs.

Our products and services and the systems infrastructure necessary for the successful delivery of our products and services to clients are inherently complex and may contain material defects or errors. We have from time to time found defects in our products and services and may discover additional defects in the future. In particular, we have developed our own tools and processes to deliver comprehensive tax, legal and regulatory updates tailored for each client, which we endeavor to deliver to our clients in a shorter timeframe than our competitors, which may result in an increased risk of material defects or errors. We may not be able to detect and correct defects or errors before clients begin to use our products and services. Consequently, defects or errors may be discovered after our products and services are provided and used. These defects or errors could also cause inaccuracies in the data we collect and process for our clients, or even the loss, damage or inadvertent release of such confidential data. Even if we are able to implement fixes or corrections to our tax, legal and regulatory updates in a timely manner, any history of defects or inaccuracies in the data we collect for our clients, or the loss, damage or inadvertent release of such confidential data could cause our reputation to be harmed, and clients may elect not to renew, extend or expand their agreements with us and subject us to service performance credits, warranty or other claims or increased insurance costs. The costs associated with any material defects or errors in our products and services or other performance problems may be substantial and could materially adversely affect our financial condition and results of operations.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status before that time, including if the market value of our common stock held by non-affiliates exceeds $700 million as of June 30th of future years, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the market prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

If we are not able to maintain an effective system of internal control over financial reporting, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price. For the years ended December 31, 2015 and 2016, material weaknesses in our internal control over financial reporting were identified. While we remediated all of these material weaknesses during the years ended December 31, 2017 and 2016, we cannot provide assurance that a current material weakness or additional material weaknesses or significant deficiencies will not occur in the future.

Our management will be required to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal control in our annual reports on Form 10-K starting with our annual report on Form 10-K for the year ending December 31, 2018. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting when we cease qualifying as an “emerging growth company” pursuant to the JOBS Act. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015, management determined that we had several material weaknesses in our internal control over financial reporting. The material weaknesses related to the following:

•	inadequate controls in relation to recognition of liabilities for embedded derivatives in connection with the Credit Facility (2016);
•	inadequate controls in relation to revenue recognition from support service sales contracts whereby RSI incorrectly accounted for multi-year, non-cancelable support service sales contracts as a single delivery arrangement and incorrectly accounting for revenue for certain non-standard contract provisions (2015 and 2016);
•	various sales tax control matters related to manual processes and determination of tax liabilities in certain states (2015); and
•	inadequate controls for accrual of loss contingencies related to RSI’s litigation with Oracle (2015).

As of December 31, 2017, the Company believes that we have remediated all of the material weaknesses discussed above. With respect to controls over revenue accounting procedures, we intend to work on automating our processes, especially around the new FASB revenue accounting standard, as well as to continue to enhance our review processes around new and renewal contracts. We cannot provide assurance that these or other material weaknesses may occur in the future.

Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our products and services and negatively impact our results of operations.

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, recent events, including the United Kingdom’s 2016 vote in favor of exiting the European Union (“Brexit”) and similar geopolitical developments and uncertainty in the European Union and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

If we fail to enhance our brand, our ability to expand our client base will be impaired and our financial condition may suffer.

We believe that our development of the Rimini Street brand is critical to achieving widespread awareness of our products and services, and as a result, is important to attracting new clients and maintaining existing clients. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable products and services at competitive prices, as well as the outcome of our ongoing litigation with Oracle. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business could be adversely impacted.

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary products, services, knowledge, software tools and processes. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our copyrights, trademarks, service marks, trade secret rights or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy or use information that we regard as proprietary to create products and services that compete with ours. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our global activities, our exposure to unauthorized copying and use of our processes and software tools may increase.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary, intellectual property. Further, these agreements may not prevent our competitors from independently developing products and services that are substantially equivalent or superior to our products and services.

There can be no assurance that we will receive any patent protection for our proprietary software tools and processes. Even if we were to receive patent protection, those patent rights could be invalidated at a later date. Furthermore, any such patent rights may not adequately protect our processes, our software tools or prevent others from designing around our patent claims.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our products, processes and software tools against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and services, impair the functionality of our products and services, delay introductions of new products and services, result in our substituting inferior or more costly technologies into our products and services, or injure our reputation.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

We have U.S. federal and state net operating loss carryforwards due to prior period losses, which could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change”. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws in the United States. Future issuances of our stock could cause an “ownership change”. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions worldwide with increasingly complex tax laws, the application of which can be uncertain. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cut and Jobs Act (“Tax Act”) may require the collection of information not regularly produced within our company, the use of provisional estimates in our financial statements, and the exercise of significant judgment in accounting for its provisions. Many aspects of the Tax Act are unclear and may not be clarified for some time. As regulations and guidance evolve with respect to Tax Act, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

The amount of taxes we pay in jurisdictions in which we operate could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.

While our current Credit Facility restricts our ability to make acquisitions, we may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. If we acquire businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may be adversely affected.

Failure to comply with laws and regulations could harm our business.

Our business is subject to regulation by various global governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. For example, transfer of certain software outside of the United States or to certain persons is regulated by export controls.

In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions and may result in our inability to provide certain products and services to prospective clients or clients. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, or if clients made claims against us for compensation, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees and costs. Enforcement actions and sanctions could further harm our business, financial condition and results of operations.

Catastrophic events may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, power loss, telecommunications failure or other catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, loss of critical data or could prevent us from providing our products and services to our clients. In addition, several of our employee groups reside in areas particularly susceptible to earthquakes, such as the San Francisco Bay Area and Japan, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems or otherwise continue to provide our services to our clients. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems, could affect our ability to conduct normal business operations and adversely affect our business, financial condition and results of operations.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Report, the FASB has issued a new revenue recognition accounting standard. Accounting for revenue from sales of subscriptions to software products and services is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve when the new standard on revenue recognition is implemented. The new revenue recognition standard is currently expected to take effect for us beginning in the first quarter of the year ending December 31, 2019. Management has not completed its evaluation to determine the impact and method that adoption of this standard will have on our consolidated financial statements.

In addition, in February 2016, the FASB issued ASU No. 2016-02, Leases, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. Under the new guidance, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by the management, will also be required. The new lease guidance is expected to take effect for us beginning in the first quarter of the year ending December 31, 2020. Early adoption is permitted. However, the new guidance must be adopted retrospectively to each prior reporting period presented upon initial adoption. Management has not completed its evaluation to determine the impact that adoption of this standard will have on our consolidated financial statements.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If no analysts commence coverage of us, the market price and volume for our common shares could be adversely affected.

Risks Related to our Common Stock, Warrants and Units and Corporate Governance

The price of our common stock, warrants and units may be volatile.

The price of our common stock, warrants and units may fluctuate due to a variety of factors, including:

•	developments in our continuing litigation with Oracle;
•	our ability to effectively service our outstanding debt obligations;
•	the announcement of new products or product enhancements by us or our competitors;
•	developments concerning intellectual property rights;
•	changes in legal, regulatory and enforcement frameworks impacting our products;
•	developments in the governmental inquiry instituted in March 2018 and any legal proceedings instituted involving us, if any, from such inquiry;
•	variations in our and our competitors’ results of operations;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances;
•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•	the level and changes in our year-over-year revenue growth rate;
•	the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•	any delisting of our common stock from Nasdaq due to any failure to meet listing requirements;
•	our warrants and units are quoted on OTC Pink which is a significantly more limited market than Nasdaq; and
•	the general state of the securities market.

These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Certain of our stockholders can exercise significant control, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by these significant stockholders may cause the market price of our common stock to drop significantly.

As of December 31, 2017, approximately 13% of our outstanding common stock is held or beneficially owned by GPIC, of which approximately 7% is subject to a lock-up arrangement through October 10, 2018. In addition, approximately 70% of our outstanding common stock is held or beneficially owned by The SAR Trust U/A/D August 30, 2005, Thomas Shay and Adams Street Partners LLC and certain Adams Street fund limited partnerships which are also subject to lock-up arrangements as described below (collectively, the “RSI Lock-up Stockholders”). Approximately 84% of our outstanding common stock is held or beneficially owned by our directors and officers or persons affiliated with our directors and officers (including shares owned by the RSI Lock-up Stockholders).

As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

To the extent that GPIC and the RSI Lock-up Stockholders purchase additional shares of ours, the percentage of shares that will be held by them will increase, decreasing the percentage of shares that are held by public stockholders.

The RSI Lock-up Stockholders have agreed in a lock-up letter dated as of May 16, 2017 not to transfer or otherwise dispose of an aggregate of 40.9 million shares of our common stock that they received upon consummation of the business combination for a period of twelve months through October 10, 2018, subject to certain exceptions (including an exception related to when, following the six month anniversary of the consummation of the business combination, the 20 trading day volume weighted average price of our common stock exceeds a specified price per share). In order to secure the indemnification, reimbursement and other rights of GPIA’s former shareholders under the Merger Agreement, the RSI Lock-up Stockholders have also agreed to place an aggregate to 5.5 million shares of Common Stock in escrow for a period of twelve months through October 10, 2018. These 5.5 million of escrowed shares are also subject to the lock-up restrictions discussed above and are entitled to any dividends declared and to exercise all voting rights during such escrow period.

In addition, GPIC and its affiliates have agreed to lock-up restrictions that are similar to the RSI Stockholders Lock-up with respect to 4.3 million GPIA founder shares that converted to shares of our common stock upon consummation of the business combination. Accordingly, an aggregate of 45.2 million shares, or 76%, of our outstanding common stock is subject to lock-up and/or escrow arrangements through October 10, 2018.

If any significant stockholder sells large amounts of our common stock in the open market or in privately negotiated transactions, this could have the effect of increasing the volatility in the price of our common stock or putting significant downward pressure on the price of our common stock.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our board of directors. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future. Our ability to declare dividends is limited by restrictive covenants in the Credit Facility and may be limited by the terms of any other financing and other agreements entered into by us or our subsidiaries from time to time. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•	the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•	the limitation of the liability of, and the indemnification of our directors and officers;
•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•	the requirement that directors may only be removed from our board of directors for cause;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•	the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•	the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or our bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•	the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the DGCL, which may prohibit certain stockholders holding 15% or more of our outstanding capital stock from engaging in certain business combinations with us for a specified period of time.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our bylaws designate a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents.

Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on behalf of us;
•	any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers or other employees;
•	any action asserting a claim against us or any of our directors, officers or employees arising out of or relating to any provision of the DGCL, our certificate of incorporation or our bylaws; or
•	any action asserting a claim against us or any of our directors, officers, stockholders or employees that is governed by the internal affairs doctrine of the Court of Chancery.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Item 1B.      Unresolved Staff Comments.

None.

Item 2.          Properties.

Our principal executive offices are located in Las Vegas, Nevada. We also have offices located in Pleasanton, California; San Diego, California; New York, New York; Wilmington, Delaware; Greensboro, North Carolina; Hong Kong, London, United Kingdom; Sydney, Australia; Melbourne, Australia; São Paulo, Brazil; Frankfurt, Germany; Paris, France; Stockholm, Sweden; Taipei, Taiwan; Tel Aviv, Israel; Tokyo, Japan; Osaka, Japan; Seoul, South Korea; Beijing, China; Hyderabad, India; Bengaluru, India; and Singapore.

We lease all of our facilities, and we do not own any real property. We are building and expanding in multiple locations globally. To the extent, we may require additional office space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3.          Legal Proceedings.

The legal proceedings and government inquiry described in Notes 10 and 15 of the 2017 consolidated financial statements included in Item 8 of this Report are incorporated in this Item 3. Legal Proceedings by reference.

In addition, from time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of judgment, defense and settlement costs, diversion of management resources and other factors.

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

In connection with the business combination, the holders of GPIA’s public shares were permitted to elect to redeem their public shares for cash. Accordingly, holders of 14,286,064 GPIA ordinary shares elected redemption at a price of approximately $10.07 per share, resulting in aggregate redemption payments of approximately $143,904,000. See the section titled “Business Combination” under Item 1, Business, for additional information.

Following the business combination, our common stock began trading on the Nasdaq Global Market under the symbol “RMNI.” The following tables set forth the high and low prices for our common stock as reported on Nasdaq for the quarterly periods indicated after the consummation of the business combination on October 10, 2017. These prices do not include retail markups, markdowns or commissions. We do not believe that presenting the historic trading price of GPIA’s securities would be helpful to investors. The price of such securities traded based on cash held by GPIA as a special purpose acquisition company, and substantially all of the former public holders of GPIA securities redeemed their securities for cash upon consummation of the business combination.

Common Stock

Year ended December 31, 2017	High	Low
Fourth Quarter (October 10, 2017 through December 31, 2017)	$10.40	$6.48

Holders

On March 12, 2018, there were approximately 187 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock are substantially greater than the number of record holders because a large portion of our outstanding common stock are held of record in broker “street names” for the benefit of individual investors.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our board of directors. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future. Our ability to declare dividends is limited by restrictive covenants in the Credit Facility and may be limited by the terms of any other financing and other agreements entered into by us or our subsidiaries from time to time.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the information required by this item.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.          Selected Financial Data.

As discussed in Note 1 to our consolidated financial statements included in Item 8 of this Report, on October 10, 2017 the mergers between RSI and GPIA were consummated and accounted for as a reverse recapitalization whereby RSI is the acquirer for accounting and financial reporting purposes, and GPIA is the legal acquirer. RSI’s capital structure consisted of Series A, B and C Convertible Preferred Stock (“RSI Preferred Stock”) and Class A and Class B Common Stock (“RSI Common Stock”). In accounting and reporting for the reverse recapitalization on October 10, 2017, the historical capitalization of RSI was adjusted to give effect for the reverse recapitalization and the Delaware Domestication.

The following selected historical financial data should be read together with the consolidated financial statements and accompanying notes appearing in Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

We derived the selected consolidated statements of operations and cash flows data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, from our audited consolidated financial statements appearing in Item 8 of this Report. The selected consolidated statements of operations and cash flows data for the year ended December 31, 2014 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this Report. Presented below is our selected financial data for each of the years in the four-year period ended December 31, 2017 (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2017	2016	2015	2014

Consolidated statement of operations data:
Net revenue	$212,633	$160,175	$118,163	$85,348
Cost of revenue	82,898	67,045	52,766	45,258

Gross profit	129,735	93,130	65,397	40,090
Gross profit percentage (1)	61.0%	58.1%	55.3%	47.0%
Operating expenses:
Sales and marketing	66,759	72,936	50,330	37,509
General and administrative	36,144	36,212	24,220	19,270
Litigation costs, net of insurance recoveries	4,860	(29,949)	32,732	103,266
Write-off of deferred offering costs	-	-	-	5,307

Total operating expenses	107,763	79,199	107,282	165,352

Operating income (loss)	21,972	13,931	(41,885)	(125,262)
Interest expense	(43,357)	(13,356)	(829)	(742)
Other debt financing expenses	(18,361)	(6,372)	-	-
Gain (loss) from change in fair value of redeemable warrants	(16,352)	1,578	-	-
Gain (loss) from change in fair value of embedded derivatives	3,800	(5,400)	-	-
Other income (expense), net	320	(1,786)	(1,104)	(843)

Loss before income taxes	(51,978)	(11,405)	(43,818)	(126,847)
Income tax expense	(1,319)	(1,532)	(1,451)	(981)

Net loss	$(53,297)	$(12,937)	$(45,269)	$(127,828)

Loss per share attributable to common stockholders:
Basic and diluted (2)	$(1.65)	$(0.95)	$(1.87)	$(5.29)
Weighted average number of common shares outstanding:
Basic and diluted (2)	32,229	24,262	24,222	24,164

Continued on following page.

	Year Ended December 31,
	2017	2016	2015	2014

Consolidated statement of cash flows data:
Net cash provided by (used in):
Operating activities	$29,163	$(59,609)	$1,573	$3,215
Investing activities	(1,392)	(1,188)	(1,747)	(1,242)
Financing activities	(16,490)	77,088	(842)	(2,954)

Consolidated balance sheet data (at end of period):
Working capital deficit (3)	$(116,622)	$(123,623)	$(199,731)	$(58,517)
Cash and cash equivalents	21,950	9,385	12,457	13,758
Restricted cash	18,077	18,852	102	102
Total assets	122,171	99,378	62,741	52,336
Current maturities of long-term debt	15,500	24,750	14,814	15,132
Total liabilities	332,472	312,888	275,060	221,541
Stockholders' deficit	(210,301)	(213,510)	(212,319)	(169,205)

(1)	Gross profit percentage is computed by dividing gross profit by net revenue.

(2)	The change in capital structure resulting from the consummation of the mergers and reverse recapitalization has been given retroactive effect in the calculation of earnings (loss) per share based on the restated weighted average number of shares of our Common Stock outstanding, as discussed in the introductory paragraph to this Item 6. In accounting for the reverse recapitalization, the historical capitalization related to shares of RSI Common Stock have been retroactively restated based on the Exchange Ratio as if shares of Common Stock had been issued as of the later of (i) the issuance date of the shares, or (ii) the earliest period presented in the accompanying consolidated financial statements. With respect to RSI Preferred Stock, conversion to shares of Common Stock required the affirmative vote by the respective holders of RSI Preferred Stock. Therefore, conversion is not reflected until October 10, 2017, and the capital structure of RMNI is deemed to include the RSI Preferred Stock until consummation of the mergers.

For the calculation of basic and diluted earnings per share for the year ended December 31, 2016, a deemed dividend in the aggregate amount of $10.0 million on RSI’s Series C preferred stock is deducted in the calculation of net loss attributable to common stockholders. For purposes of the calculation of diluted earnings per share for all periods, all shares of RSI’s Series A, B and C Preferred Stock and all common stock equivalents have been excluded from the weighted average number of common shares outstanding since the impact was antidilutive.

(3)	Working capital is computed by subtracting total current liabilities from total current assets in our historical consolidated financial statements.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Rimini Street, Inc. (referred to as the “Company”, “we” and “us”) was incorporated in Delaware on October 10, 2017. As discussed below, the Company’s predecessor was also named Rimini Street, Inc., a company incorporated in the state of Nevada in September 2005 and referred to herein as RSI. References to “management” or “management team” refer to the officers and directors of the Company and/or RSI as the predecessor.

In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. Substantially all of GPIA’s assets consisted of cash and cash equivalents. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation. Prior to consummation of the mergers, GPIA domesticated as a Delaware corporation (the “Delaware Domestication”). Immediately after the Delaware Domestication and the consummation of the second merger, GPIA was renamed “Rimini Street, Inc.” (referred to herein as the Company, as distinguished from RSI with the same legal name). Since RSI is the predecessor of the Company for accounting and financial reporting purposes, the Company’s consolidated financial statements include the accounts and activities of RSI before the mergers, and those of the Company after the mergers, except where the context indicates otherwise.

After completion of the Delaware Domestication and upon consummation of the mergers, RSI appointed seven of the nine members of the Board of Directors of the Company, and the former shareholders of RSI obtained an 83% controlling interest in the outstanding shares of the Company’s common stock. Due to the change of control and the composition of GPIA’s assets, the mergers were accounted for as a reverse recapitalization whereby RSI is considered to be the predecessor and the acquirer for accounting and financial reporting purposes, and GPIA is the legal acquirer. The exchange ratio for the mergers resulted in the issuance of approximately 0.2394 shares of the Company’s Common Stock for each previously outstanding share of RSI capital stock (the “Exchange Ratio”) on October 10, 2017. In accounting for the reverse recapitalization, the net monetary assets received by the Company as a result of the merger with GPIA were treated as an equity infusion on the closing date.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to those statements included in Item 8 of this Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A and elsewhere in this Report.

Certain figures, such as interest rates and other percentages included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

Rimini Street, Inc. is a global provider of enterprise software support products and services, and the leading independent software support provider for Oracle and SAP products, based on both the number of active clients supported and recognition by industry analyst firms. We founded our company to disrupt and redefine the enterprise software support market by developing and delivering innovative new products and services that fill a then unmet need in the market. We believe we have achieved our leadership position in independent enterprise software support by recruiting and hiring experienced, skilled and proven staff; delivering outcomes-based, value-driven and award-winning enterprise software support products and services; seeking to provide an exceptional client-service, satisfaction and success experience; and continuously innovating our unique products and services by leveraging our proprietary knowledge, tools, technology and processes.

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2016, SAP reported that support revenue represented approximately 48% of its total revenue and Oracle reported a margin of 94% for software license updates and product support.

We believe that software vendor support is an increasingly costly model that has not evolved to offer licensees the responsiveness, quality, breadth of capabilities or value needed to meet the needs of licensees. Organizations are under increasing pressure to reduce their IT costs while also delivering improved business performance through the adoption and integration of emerging technologies, such as mobile, virtualization, internet of things (“IoT”) and cloud computing. Today, however, the majority of IT budget is spent operating and maintaining existing infrastructure and systems. As a result, we believe organizations are increasingly seeking ways to redirect budgets from maintenance to new technology investments that provide greater strategic value, and our software products and services help clients achieve these objectives by reducing the total cost of support.

As of December 31, 2017, we employed approximately 920 professionals and supported over 1,560 active clients globally, including 70 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and have wholly-owned subsidiaries in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Korea, New Zealand, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP.

We have experienced 48 consecutive quarters of revenue growth through December 31, 2017. In addition, our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated net revenue of $212.6 million, $160.2 million and $118.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, representing a year-over-year increase of 33% and 36% in 2017 and 2016, respectively. We have a history of losses, and as of December 31, 2017, we had an accumulated deficit of $304.4 million. We had net losses of $53.3 million, $12.9 million and $45.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We generated approximately 68% of our net revenue in the United States and approximately 32% of our net revenue from our international business for the year ended December 31, 2017.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of December 31, 2017, we had outstanding contractual obligations under our Credit Facility and a note payable to related party in the aggregate amount of $142.5 million and the net carrying value of those debt obligations was $82.1 million.

We intend to continue investing for long-term growth. We have invested and expect to continue investing in expanding our ability to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. We currently do not expect to be profitable in the near future.

Recent Developments

Reference is made to Note 15 to our consolidated financial statements included in Item 8 of this Report for a discussion of recent events.

Our Business Model

We believe most enterprise software vendors license the rights for customers to use their software. In a traditional licensing model, the customer typically procures a perpetual software license and pays for the license in a single upfront fee (“Perpetual License”), and base software support services can be optionally procured from the software vendor for an annual fee that averages 22% of the total cost of the software license. In a subscription-based licensing model, such as software as a service, or SaaS, the customer generally pays as it goes for usage of the software on a monthly or annual basis (“Subscription License”). Under a Subscription License, the product license and a base level of software support are generally bundled together as a single purchase, and the base level of software support is not procured separately nor is it an optional purchase.

When we provide base software support for a Perpetual License, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a Perpetual License, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to 25% of the annual fees charged by the software vendor for their base support. For supplemental software support on a Subscription License, we generally offer our clients services for a fee that is equal to 50% of the annual fees charged by the software vendor for their supplemental or premium support. We also offer a special support service, Rimini Street Extra Secure Support, for clients that require a higher level of security clearance for our engineers accessing their system. Rimini Street Extra Secure Support is an additional fee added to our base or supplemental support fee, and priced at approximately 1% of the software vendor’s annual fees for base maintenance for Perpetual Licenses and at approximately 2% of the subscription fees for Subscription Licenses. Subscriptions for additional software products and services are available, designed to meet specific client needs and provide exceptional value for the fees charged.

 Our subscription-based software support products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products and services offered by enterprise software vendors for their products. Features, service levels, service breadth, technology and pricing differentiate our software products and services. We believe clients utilize our software products and services to achieve substantial cost savings; receive more responsive and comprehensive support; obtain support for their customized software that is not generally covered under the enterprise software vendor’s service offerings; enhance their software functionality, capabilities, and data usage; and protect their systems and extend the life of their existing software releases and products. Our products and services enable our clients to keep their mission-critical systems operating smoothly and to remain in tax, legal and regulatory compliance; improve productivity; and better allocate limited budgets, labor and other resources to investments that provide competitive advantage and support growth.

We currently offer most of our support products and services on a subscription basis for a term that is generally 15 years in length with an average initial, non-cancellable period of two years. The negotiated fees extend for the full term of the contract and usually include modest increases (averaging approximately three percent) after the initial non-cancelable period of each contract. For the year ended December 31, 2017, approximately 75% of our invoicing was generated inside a non-cancellable period, and approximately 25% of our invoicing was generated outside of a non-cancellable period. For the year ended December 31, 2016, approximately 78% of our invoicing was generated inside a non-cancellable period, and approximately 22% of our invoicing was generated outside of a non-cancellable period.

After a non-cancellable period, our clients generally have the ability to terminate their support contracts on an annual basis upon 90 days’ notice prior to the end of the support period or renegotiate a mutually-agreeable, additional support period – including potentially an additional multi-year, non-cancellable support period. We generally invoice our clients annually in advance of the support period. We record amounts invoiced for support periods that have not yet occurred as deferred revenue on our balance sheet. We net any unpaid accounts receivable amounts relating to cancellable support periods against deferred revenue on our balance sheet.

Our pricing model is a key component of our marketing and sales strategy and we believe delivers significant savings and value to our clients.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of December 31, 2017, 2016 and 2015, we had over 1,560, 1,200 and 850 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of December 31, 2017, 2016 and 2015, we had over 940, 780 and 600 unique clients, respectively.

The increase in both our active and unique client counts have been almost exclusively from new unique clients and not from sales of new products and services to existing unique clients. However, as noted previously, we intend to focus future growth on both new and existing clients. We believe that the growth in our number of clients is an indication of the increased adoption of our enterprise software products and services.

Annualized subscription revenue

We recognize subscription revenue on a daily basis. We define annualized subscription revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base assuming no cancellations or price changes occur during that period. Subscription revenue excludes any non-recurring revenue, which has been insignificant to date.

Our annualized subscription revenue was approximately $232 million, $187 million, and $132 million as of December 31, 2017, 2016 and 2015, respectively. We believe the sequential increase in annualized subscription revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 93%, 94%, and 91% for the years ended December 31, 2017, 2016 and 2015, respectively.

Gross profit percentage

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between net revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by net revenue. Our gross profit percentage was approximately 61%, 58% and 55% for the years ended December 31, 2017, 2016 and 2015, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Factors Affecting Our Operating Performance

Litigation

The information from Item 3, Legal Proceedings and Item 1A, “Risk Factors-—Risks Related to Litigation—“We and our Chief Executive Officer are involved in litigation with Oracle. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results.” is incorporated by reference herein. For claims on which Oracle has prevailed or may prevail, we have been and could be required to pay substantial damages for our current or past business activities, be enjoined from certain business practices, and/or be in breach of various covenants in our financing arrangements, which could result in an event of default, in which case the lenders could demand accelerated repayment of principal, accrued and default interest and other fees and expenses. Any of these outcomes could result in a material adverse effect on our business.

We accounted for the $124.4 million judgment in Rimini I to Oracle by recording an accrued legal settlement expense of (i) $100.0 million for the year ended December 31, 2014, (ii) $21.4 million for the year ended December 31, 2015, and (iii) pre-judgment interest of $3.0 million for the period from January 1, 2016 through October 31, 2016. There remain significant disputes between us and Oracle in Rimini II, and we do not concede any liability or damages related to any claim. After assessing the current procedural and substantive status of the Rimini II litigation, we do not believe a loss or range of reasonably possible losses can be estimated at this time.

Credit Facility restrictions

Our Credit Facility includes covenants that restrict our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended. This amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and we expect further increases in 2018. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into the net revenue growth rates experienced in the first half of 2017. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions. As a result, our 2017 versus 2016 quarter over quarter growth in net revenue decreased from approximately 42% for the first quarter of 2017 to 24% for the fourth quarter of 2017. Due to our subscription revenue model, the impact of these matters that resulted in net revenue growth of 24% for the fourth quarter of 2017 versus the comparable period in 2016 is expected to result in similar revenue growth rates at least through the first half of 2018.

Adoption of enterprise software products and services

We believe the existing market for independent enterprise software support services is underserved. We currently provide support services for IBM, Microsoft, SAP, Oracle and other enterprise software vendors’ products. We also believe the existing market for our other enterprise software products and services is underserved, and that we have unique products and services that can meet client needs in the marketplace. For example, we provide the Rimini Street Advanced Database Security product in partnership with McAfee, a global leader in cybersecurity.

We also believe that our total addressable market for our enterprise software products and services is substantially larger than our current client base and the products and services we currently offer. As a result, we believe we have the opportunity to expand our global client base and to further increase adoption of our software products and services within and across existing clients. However, as the market for independent enterprise software support services as well as our other software products and services is still emerging, it is difficult for us to predict the timing of when and if widespread acceptance will occur.

Sales cycle

We sell our services to our clients primarily through our direct sales organization. Our sales cycle, depending on the product or service, typically ranges from six months to a year from when a prospective client is engaged. While we believe that there is a significant market opportunity for our enterprise software products and services, we often must educate prospective clients about the value of our products and services, which can result in lengthy sales cycles, particularly for larger prospective clients, as well as the incurrence of significant marketing expenses. Our typical sales cycle with a prospective client begins with the generation of a sales lead through trade shows, industry events, online marketing, media interviews and articles, inbound calls, outbound calls or client, analyst or other referral. The sales lead is followed by an assessment of the prospect’s current software license contract terms, systems environment, products and releases being used, needs and objectives.

The variability in our sales cycle for replacement or supplemental software support services is impacted by whether software vendors are able to convince potential clients that they should renew their software maintenance with the existing vendor or procure or renew supplemental support services from the existing vendor, respectively. Another driver of our sales cycle variability is any announcement by a software vendor of their discontinuation, reduction or limitation of support services for a particular software product or release for which we continue to offer a competing support service. In addition, our litigation with Oracle can also drive sales cycle variability as clients oftentimes perform their own legal due diligence, which can lengthen the sales cycle.

Key Components of Consolidated Statements of Operations

Net Revenue. We currently derive nearly all of our revenue from subscription-based contracts for software services. Revenue from these contracts is recognized ratably on a straight-line basis over the applicable service period.

Cost of revenue. Cost of revenue includes salaries, benefits and stock-based compensation expenses associated with our technical support and services organization, as well as allocated overhead and non-personnel expenses such as outside services, professional fees and travel-related expenses. Allocated overhead includes overhead costs for depreciation of equipment, facilities (consisting of leasehold improvements and rent) and technical operations (including costs for compensation of our personnel and costs associated with our infrastructure). We recognize expenses related to our technical support and services organization as they are incurred.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including commissions earned by our sales and marketing personnel, which are expensed when a client contract is executed. We also incur other non-personnel expenses, such as outside services, professional fees, marketing programs, travel-related expenses, allocation of our general overhead expenses and the expenses associated with several key industry trade shows.

General and administrative expenses. General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, finance and accounting employees and executives. These expenses also include non-employee expenses, such as travel-related expenses, outside services, legal, auditing and other professional fees, and general corporate expenses, along with an allocation of our general overhead expenses.

Litigation costs and related insurance recoveries. Litigation costs consist of legal settlements, pre-judgment interest, and professional fees to defend against litigation claims. In the past, we have had liability insurance policies where a portion of our defense costs and litigation judgments or settlements have been reimbursed under the terms of the policies. Such insurance recoveries are reflected as a reduction of litigation costs upon notification of approval for reimbursement by the insurance company. For legal expenses related to Rimini II litigation, the deferred settlement liability is reduced with a corresponding reduction of legal expenses when the costs are incurred.

Interest expense. Interest expense is incurred under our credit facilities and other debt obligations. The components of interest expense include the amount of interest payable in cash at the stated interest rate, interest that is payable in kind through additional borrowings, make-whole applicable premium, and accretion of debt discounts and issuance costs (“DIC”) using the effective interest method.

Other debt financing expenses. Other debt financing expenses are incurred pursuant to the Credit Facility. The components of other debt financing expenses include collateral monitoring fees, unused line fees required to ensure our availability to funding, amortization of DIC related to the unfunded portion of the Credit Facility, write-off of DIC related to the funded portion of the Credit Facility in connection with principal prepayments, penalties incurred for not achieving target dates for completing the mergers with GPIA, and fees charged for administrative agent and loan servicing fees.

Gain (loss) on change in fair value of redeemable warrants. We had warrants outstanding that were redeemable in cash at the option of the holders at the earliest to occur of (i) termination of the Credit Facility, (ii) a change of control, or (iii) 30 days prior to the stated expiration date of the warrants. Due to the existence of the cash redemption feature, the warrants were recorded at fair value and classified as a liability through October 10, 2017 when the cash redemption feature was eliminated upon the effectiveness of the Sixth Amendment. On October 10, 2017 the warrants were reclassified to equity. We engaged an independent valuation specialist to perform valuations of the redeemable warrants on a quarterly basis. Changes in the fair value of redeemable warrants are reflected as a non-operating gain or loss in our consolidated statements of operations through October 10, 2017.

Gain (loss) on change in fair value of embedded derivatives. The Credit Facility contains features referred to as embedded derivatives that are required to be bifurcated and recorded at fair value. Embedded derivatives include requirements to pay default interest upon the existence of an event of default, requirements to pay certain target date fees, and to pay “make-whole” interest for certain mandatory and voluntary prepayments of the outstanding principal balance under the Credit Facility. We engage an independent valuation specialist to perform valuations of the embedded derivatives on a quarterly basis. Changes in the fair value of embedded derivatives are reflected as a non-operating gain or loss in our consolidated statements of operations.

Other income (expense), net. Other income (expense), net consists primarily of gains or losses on foreign currency transactions and income earned on temporary cash investments.

Income tax expense. The provision for income taxes is based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Our provision for income taxes consists only of foreign taxes for the periods presented as we had no taxable income for U.S. federal or state purposes. In addition, because of our lack of domestic earnings history, the domestic net deferred tax assets have been fully offset by a valuation allowance and no tax benefit has been recognized.

Results of Operations

Our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, are presented below (in thousands):

	Years Ended December 31:
	2017	2016	2015

Net revenue	$212,633	$160,175	$118,163
Cost of revenue	82,898	67,045	52,766

Gross profit	129,735	93,130	65,397

Operating expenses:
Sales and marketing	66,759	72,936	50,330
General and administrative	36,144	36,212	24,220
Litigation costs, net of insurance recoveries	4,860	(29,949)	32,732

Total operating expenses	107,763	79,199	107,282

Operating income (loss)	21,972	13,931	(41,885)

Non-operating expenses:
Interest expense	(43,357)	(13,356)	(829)
Other debt financing expenses	(18,361)	(6,372)	-
Gain (loss) on change in fair value of redeemable warrants	(16,352)	1,578	-
Gain (loss) on change in fair value of embedded derivatives	3,800	(5,400)	-
Other, net	320	(1,786)	(1,104)

Loss before income taxes	(51,978)	(11,405)	(43,818)
Income tax expense	(1,319)	(1,532)	(1,451)

Net loss	$(53,297)	$(12,937)	$(45,269)

Comparison of Years ended December 31, 2017 and 2016

Net revenue. Net revenue increased from $160.2 million for the year ended December 31, 2016 to $212.6 million for the year ended December 31, 2017, an increase of $52.4 million or 33%. The vast majority of this increase was driven by a 21% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. On a regional basis, United States net revenue grew from $110.7 million for the year ended December 31, 2016 to $144.0 million for the year ended December 31, 2017, an increase of $33.3 million or 30%. International net revenue grew from $49.4 million for the year ended December 31, 2016 to $68.6 million for the year ended December 31, 2017, an increase of $19.2 million or 39%. In comparison, international net revenue increased by 36% year over year for the fourth quarter of 2017.

Our Credit Facility includes covenants that restrict our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended. This amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and we expect further increases in 2018. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into the net revenue growth rates experienced in the first half of 2017. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions. As a result, our 2017 versus 2016 quarter over quarter growth in net revenue decreased from approximately 42% for the first quarter of 2017 to 24% for the fourth quarter of 2017. Due to our subscription revenue model, the impact of these matters that resulted in net revenue growth of 24% for the fourth quarter of 2017 versus the comparable period in 2016 is expected to result in similar revenue growth rates at least through the first half of 2018.

Cost of revenue. Cost of revenue increased from $67.0 million for the year ended December 31, 2016 to $82.9 million for the year ended December 31, 2017, an increase of $15.9 million or 24%. This increase was primarily due to an increase in employee compensation and benefits of $9.9 million, and an increase in contract labor costs of $4.5 million to support the increasing number of clients. Shared support service costs grew at a lower rate than the increase in clients and net revenue since the support provided by these functions was spread out over a wider client base.

Gross Profit. The following table presents the key components of our net revenue, cost of revenue and gross profit for the years ended December 31, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Net revenue	$212,633	$160,175	$52,458	33%
Cost of revenue:
Employee compensation and benefits	54,591	44,659	9,932	22%
Engineering consulting costs	14,683	10,180	4,503	44%
Administrative allocations(1)	9,041	8,101	940	12%
All other costs	4,583	4,105	478	12%

Total cost of revenue	82,898	67,045	15,853	24%

Gross profit	$129,735	$93,130	$36,605	39%

Gross profit percentage	61.0%	58.1%

(1)	Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

As shown in the table above, our net revenue for the year ended December 31, 2017 increased by $52.5 million compared to the year ended December 31, 2016, which was driven by a 37% increase in the average number of active clients from 989 for the year ended December 31, 2016 to 1,356 for the year ended December 31, 2017. Total cost of revenue increased by $15.9 million, or 24%, compared to the increase in net revenue of 33%. The key driver of the increase in cost of revenue was an increase of 98 in the average number of employees, which resulted in an increase in employee compensation and benefits costs of $9.9 million to support the growth in net revenue. In addition to hiring employees, we relied on the increased use of engineering consultants, resulting in an increase in contract labor costs of $4.5 million. For the year ended December 31, 2017, we have been subject to budgetary compliance covenants in our Credit Facility which limit the amounts that may be incurred for costs subject to our administrative allocations shown in the table above. Accordingly, administrative cost allocations only increased by 12% for the year ended December 31, 2017 compared to the prior year. The increased net revenue combined with slower growth in the cost of revenue resulted in an improvement in our gross profit by $36.6 million, or 39%, as well as an improvement in our gross profit percentage from 58.1% for the year ended December 31, 2016 to 61.0% for the year ended December 31, 2017. The increased utilization of our engineering workforce continued to be a primary driver in our efforts to contain growth in cost of revenue and improve gross profit percentage for the year ended December 31, 2017.

Sales and marketing expenses. Sales and marketing expenses decreased from $72.9 million for the year ended December 31, 2016 to $66.8 million for the year ended December 31, 2017, a decrease of $6.1 million or 8%. This decrease was primarily due to (i) a decrease in commissions expense of $4.2 million resulting from lower sales and renewal attainment levels to the assigned 2017 quota as compared to the attainment level in 2016, (ii) a decrease in travel and business meeting costs of $2.6 million primarily due to the cancellation of our January 2017 sales kickoff meeting, (iii) a decrease in contract labor and recruitment costs of $1.0 million, and (iv) a decrease in employee bonus payments of $0.5 million. These decreases which total $8.3 million were partially offset by (i) an increase in employee compensation and benefits of $0.9 million primarily due to an increase in the number of employees and annual pay increases, (ii) an increase in stock-based compensation expense of $0.6 million, and (iii) an increase of $0.3 million in the fair value of a warrant issued in exchange for a performance guarantee. Our overall reduced spending also reflects the requirement to adhere to a sales and marketing spending ratio covenant included in our Credit Facility. During the first quarter of 2018, we resumed our practice of holding an annual sales kickoff meeting.

General and administrative expenses. General and administrative expenses decreased from $36.2 million for the year ended December 31, 2016 to $36.1 million for the year ended December 31, 2017, a decrease of $0.1 million. For the year ended December 31, 2016, we paid two financial advisory firms an aggregate of $1.7 million to assist us in raising debt or equity financing. These firms were unsuccessful in obtaining financing and as of June 30, 2016, we recognized an expense for $1.7 million. For the year ended December 31, 2017, we did not incur any costs related to unsuccessful debt or equity financings. Other general and administrative expenses that decreased for the year ended December 31, 2017 include consulting and contract labor costs of $0.7 million, primarily due to special projects in 2016 that did not recur in 2017, and computer supplies of $0.2 million.

These decreases which total $2.6 million were partially offset by higher costs as we prepared to become a public company during 2017, including increases in (i) employee compensation costs of $0.8 million as a result of a 20% increase in the average number of general and administrative employees, (ii) auditing and other professional service costs of $0.9 million, and (iii) facilities and other rent expense of $0.8 million.

We expect to incur incremental expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with our transition to become a public company. Public company costs that are expected to increase in the future include additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, we expect our general and administrative expenses will continue to increase in future periods.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the years ended December 31, 2017 and 2016, consist of the following (in thousands):

	2017	2016	Change

Pre-judgment interest	$-	$2,920	$(2,920)
Professional fees and other defense costs of litigation	17,171	21,379	(4,208)
Insurance recoveries and reduction in deferred settlement liability	(12,311)	(54,248)	41,937

Litigation costs, net of related insurance recoveries	$4,860	$(29,949)	$34,809

Professional fees and other defense costs associated with litigation decreased from $21.4 million for the year ended December 31, 2016 to $17.2 million for the year ended December 31, 2017, a decrease of $4.2 million or 20%. Such costs in 2016 reflected incremental legal activity that occurred through October 2016 following the 2015 jury verdict in the “Rimini I” case. For the comparable period in 2017, we incurred professional fees related to ongoing litigation with Oracle that we refer to as “Rimini II” along with our appeal of the Rimini I judgment. Over a six-year period through October 2016, we were actively engaged in the Rimini I litigation, when we paid a judgment of $124.4 million. With respect to the judgment for the Rimini I litigation, we accrued pre-judgment interest through October 2016 of $2.9 million. We currently expect to continue to incur legal expenses related to our ongoing appeal of the Rimini I outcome through at least mid-2018 and possibly later, while the Rimini II litigation costs are expected to continue through 2020 or 2021. Litigation costs related to these matters are currently expected to range between $2.0 and $5.0 million per quarter, at least through the Rimini II trial date.

We had certain insurance policies in effect related to our litigation activities whereby we were entitled to recover a portion of the legal fees to defend against the litigation. For the first quarter of 2017, we received insurance reimbursements of $1.0 million. In March 2017, we entered into a settlement agreement with an insurance company that had been providing defense cost coverage related to Rimini II. Pursuant to the settlement, we received a one-time payment of $19.3 million in April 2017. The $19.3 million settlement proceeds were accounted for as a deferred liability that is being reduced as legal expenses related to Rimini II are incurred in the future. For the period from April 1, 2017 through December 31, 2017, we incurred $11.3 million of legal fees related to Rimini II, which reduced the deferred settlement liability and a corresponding reduction of expenses in our consolidated statement of operations for the year ended December 31, 2017. For the period from April 1, 2017 through December 31, 2017, we did not receive any other cash reimbursements from insurance companies. For the year ended December 31, 2016, we received cash for insurance reimbursements of $54.2 million related to the Rimini I litigation. As a result of the March 2017 insurance settlement agreement, we expect limited, if any, future cash recoveries from insurance.

Interest expense. Interest expense increased from $13.4 million for the year ended December 31, 2016 to $43.4 million for the year ended December 31, 2017, an increase of $30.0 million. The significant increase in interest expense resulted from the $125.0 million Credit Facility entered into on June 24, 2016. The Credit Facility was only in effect for 130 days of the year ended December 31, 2016 versus the entirety of the year ended December 31, 2017. In addition, our weighted average principal balance under the Credit Facility was $29.6 million for the year ended December 31, 2016 as compared to $99.1 million for the year ended December 31, 2017. For the year ended December 31, 2017, interest expense was primarily comprised of interest incurred under the Credit Facility consisting of (i) interest payable in cash at an annual rate of 12.0%, for a total of $12.0 million, (ii) interest payable in kind at an annual rate of 3.0%, for a total of $3.0 million, (iii) accretion expense of $23.6 million related to DIC, and (iv) make-whole applicable premium of $4.6 million related to the requirement to make a mandatory principal payment upon receipt of $18.7 million of net proceeds from a March 2017 insurance settlement. We expect our interest payable in cash and our PIK interest will increase during 2018 since outstanding principal subject to interest increased by $50.0 million as a result of the Sixth Amendment to the Credit Facility entered into in October 2017 (as discussed and defined below under the caption “Credit Facility Amendments”).

For the year ended December 31, 2016, interest expense was primarily comprised of interest incurred under the Credit Facility, including interest payable in cash at an annual rate of 12.0% for a total of $3.6 million, interest payable in kind at an annual rate of 3.0% for a total of $0.9 million, and accretion expense of $8.4 million related to DIC. Additionally, we incurred interest of approximately $0.4 million under our previous line of credit with outstanding borrowings of approximately $14.7 million until June 2016 and that provided for interest at 4.25%.

Our effective interest rate for accretion of DIC increased from 25.6% as of December 31, 2016 to 26.3% as of December 31, 2017. The increase in our effective interest rate for the year ended December 31, 2017 was primarily driven by additional DIC incurred for the year ended December 31, 2017. The overall effective interest rate, including interest at the stated rate of 15.0% and accretion of DIC, was 40.6% as of December 31, 2016 and 41.3% as of December 31, 2017.

Other debt financing expenses. Other debt financing expenses increased from $6.4 million for the year ended December 31, 2016 to $18.4 million for the year ended December 31, 2017, an increase of $12.0 million. The significant increase in other debt financing expenses resulted from the $125.0 million Credit Facility entered into on June 24, 2016. For the year ended December 31, 2017, other debt financing expenses consisted of (i) collateral monitoring fees at the rate of 2.5% of outstanding borrowings, for a total of $2.5 million, (ii) unused line fees at 5.0% of undrawn borrowings of $17.5 million, for a total of $0.9 million, (iii) write-off of DIC of $12.1 million related to aggregate principal prepayments of $26.5 million, (iv) a target date penalty of $1.3 million since the merger with GPIA did not occur by August 31, 2017, (iv) amortization of $1.2 million related to $3.5 million of net DIC associated with the undrawn portion of the Credit Facility, and (v) amortization of prepaid agent fees of $0.5 million. We expect our collateral monitoring fees will increase during 2018 since outstanding principal subject to such fees increased by $50.0 million as a result of the Sixth Amendment to the Credit Facility entered into in October 2017 (as discussed and defined below under the caption “Credit Facility Amendments”).

For the year ended December 31, 2016, the key components of other debt financing expenses consisted of (i) unused line fees of $4.1 million for the period from June 24, 2016 through December 31, 2016, based on fees of 15.0% of the $65.0 million delayed draw A Term Loan through October 27, 2016, and 5.0% of the unfunded portion of the delayed draw B Term Loan, and (ii) amortization of DIC of $1.5 million related to the unfunded portion of the Credit Facility. In October 2016, we borrowed the entire $65.0 million under the delayed draw A Term Loan and $12.5 million under the delayed draw B Term loan, which resulted in a significant reduction in unused line fees beginning in November 2016.

Gain (loss) on change in fair value of redeemable warrants. When we entered into the Credit Facility in June 2016, we issued a warrant to the Origination Agent for 2.7 million shares of Common Stock (as adjusted for the Exchange Ratio in the merger with GPIA). This warrant was redeemable in cash by the holder under certain circumstances, which required classification as a liability in our consolidated balance sheets. The fair value of this warrant was $8.8 million upon issuance in June 2016 and was accounted for as DIC related to the Credit Facility. As of December 31, 2016, the fair value of this warrant had decreased to $5.7 million and we recognized a gain of $3.1 million due to this change in fair value for the year ended December 31, 2016.

Due to an anti-dilution provision in the original warrant agreement, in October 2016 we issued a warrant for an additional 0.7 million shares of Common Stock (as adjusted for the Exchange Ratio in the mergers with GPIA). The fair value of the anti-dilution warrant was $1.5 million on the issuance date which was recognized as a loss for the year ended December 31, 2016. Accordingly, for the year ended December 31, 2016 we recognized a gain of $3.1 million on the original warrant and a loss of $1.5 million on the anti-dilution warrant, resulting in a net gain of $1.6 million.

For the period from December 31, 2016 through October 10, 2017, upon consummation of the reverse merger with GPIA, we issued an additional warrant for approximately 62,000 shares as consideration for the Origination Agent to eliminate the cash redemption and anti-dilution features. As of October 10, 2017, the fair value of these three warrants for an aggregate of 3.4 million shares of Common Stock increased by $16.4 million, resulting in a loss on the change in fair value of redeemable warrants of $16.4 million for the year ended December 31, 2017. Due to the elimination of the cash redemption feature on October 10, 2017, the redeemable warrant liability of $23.6 million was reclassified to additional paid-in capital and changes in fair value after October 10, 2017 are no longer reported in our consolidated statements of operations.

Gain (loss) on change in fair value of embedded derivatives. The requirements to pay default interest at 2.0% during the existence of an event of default, equity raise delay fees, and “make-whole” interest payments for certain principal prepayments as defined in the Credit Facility, are examples of embedded derivatives required to be bifurcated and reported at fair value. Make-whole applicable premium payments for certain principal prepayments are computed as set forth in the Credit Facility primarily based on the 15.0% per annum stated rate from the prepayment date until June 2019.

As of December 31, 2017 and 2016, the fair value of embedded derivatives was $1.6 million and $5.4 million, respectively. The change in fair value of embedded derivatives resulted in the recognition of a gain of $3.8 million and a loss of $5.4 million for the years ended December 31, 2017 and 2016, respectively. Increases in the fair value of embedded derivatives result in losses that are recognized when the likelihood increases that a future cash payment will be required to settle an embedded derivative, whereas gains are recognized when the fair value decreases. Decreases in fair value occur when we become contractually obligated to pay an embedded derivative (whereby the embedded derivative liability is transferred to a contractual liability), or as the likelihood of a future cash settlement decreases. The gain of $3.8 million for the year ended December 31, 2017 was primarily attributable to the elimination of several embedded derivatives pursuant to the Sixth Amendment to the Credit Facility (as discussed and defined below under the caption “Credit Facility Amendments”). The loss of $5.4 million for the year ended December 31, 2016 resulted from the second amendment to the Credit Facility in October 2016, which resulted in new embedded derivatives.

The fair value of embedded derivatives may increase related to the potential for make-whole applicable premium payments during 2018 due to the impact of the Appeal discussed in Note 10 of the 2017 consolidated financial statements included in Item 8 of this Report.

Other income (expense), net. For the year ended December 31, 2016, we had net other expense of $1.8 million as compared to the year ended December 31, 2017, when we had net other income of $0.3 million. This change of $2.1 million between 2016 and 2017 was attributable to (i) favorable foreign exchange movements of $1.9 million, and (ii) an increase in interest income of $0.2 million.

Income tax expense. Income tax expense decreased from $1.5 million for the year ended December 31, 2016 to $1.3 million for the year ended December 31, 2017, a decrease of $0.2 million or 14%. Substantially all of our income tax expense is attributable to our foreign operations. Our foreign earnings before income taxes increased from $3.2 million for the year ended December 31, 2016 to $4.3 million for the year ended December 31, 2017, an increase of $1.1 million. However, our income tax expense in foreign locations decreased from $1.4 million in 2016 to $1.2 million in 2017. The decrease in foreign income taxes was primarily attributable to a non-recurring tax credit in Brazil that reduced income tax expense by $0.6 million.

As a result of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the U.S. federal corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2017 to a flat rate of 21% effective January 1, 2018. Accordingly, a provisional decrease of $31.8 million in our domestic deferred tax assets was recognized and this amount was fully offset by a decrease in our valuation allowance. As a result, we did not record any net domestic deferred income tax expense for the year ended December 31, 2017. While we believe we made a reasonable estimate of the impact of the reduction in the corporate rate and other provisions of the Tax Act, our estimates may be affected by other analyses related to the Tax Act, including, but not limited to, any deferred adjustments related to the filing of our 2017 federal and state tax returns and our calculation of the state tax effect of adjustments made to federal temporary differences. Accordingly, our provisional estimates are subject to revision in 2018. See Note 9 to the consolidated financial statements included in Item 8 for further discussion of the Tax Act.

Comparison of Years ended December 31, 2016 and 2015

Net revenue. Net revenue increased from $118.2 million for the year ended December 31, 2015 to $160.2 million for the year ended December 31, 2016, an increase of $42.0 million or 36%. The vast majority of this increase was driven by a 34% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. On a regional basis, United States net revenue grew from $82.8 million to $110.7 million, an increase of $27.9 million or 34%, while international net revenue grew from $35.4 million to $49.5 million, an increase of $14.1 million or 40%. Accelerated growth in our international business was driven by an increase in sales headcount primarily in Asia and Europe and an increase in marketing and advertising spend targeted for prospective clients outside the United States.

Cost of revenue. Total cost of revenue increased from $52.8 million for the year ended December 31, 2015 to $67.0 million for the year ended December 31, 2016, an increase of $14.2 million or 27%. This increase was primarily due to additional support for the increasing number of clients that resulted in an increase in employee compensation and benefits of $10.5 million, an increase in IT, facilities and security costs of $1.8 million, and an increase in contract labor costs of $1.6 million. The costs of both direct product support and shared services grew at a lower rate than the increase in clients and net revenue as the support provided by these functions was spread over a wider client base.

Gross Profit. The following table presents the key components of our net revenue, cost of revenue and gross profit for the years ended December 31, 2016 and 2015 (dollars in thousands):

			Change
	2016	2015	Amount	Percent

Net revenue	$160,175	$118,163	$42,012	36%
Cost of revenue:
Employee compensation and benefits	44,659	34,180	10,479	31%
Engineering consulting costs	10,180	8,593	1,587	18%
Administrative allocations(1)	8,101	6,350	1,751	28%
All other costs	4,105	3,643	462	13%

Total cost of revenue	67,045	52,766	14,279	27%

Gross profit	$93,130	$65,397	$27,733	42%

Gross profit percentage	58.1%	55.3%

(1)	Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, such costs are allocated between cost of revenue, sales and marketing, and general and administrative expenses based primarily on relative headcount, except for facilities which is based on occupancy.

As shown in the table above, our net revenue for the year ended December 31, 2016 increased by $42.0 million compared to the year ended December 31, 2015, which was driven by a 35% increase in the average number of active clients from 735 for the year ended December 31, 2015 to 989 for the year ended December 31, 2016. Total cost of revenue increased by $14.3 million, or 27%, compared to the increase in net revenue of 36%. The key driver of the increase in cost of revenue was an increase of 99 in the average number of employees which resulted in an increase in employee compensation and benefits costs of $10.5 million, or 31%. In addition to hiring employees, we relied on increased use of engineering consultants to support the growth in net revenue, resulting in an increase in contract labor costs of $1.6 million. Administrative cost allocations increased by $1.8 million for the year ended December 31, 2016 as a result of increases in headcount and locations compared to the year ended December 31, 2015. The increased net revenue combined with slower growth in the cost of revenue resulted in an improvement in our gross profit by $27.7 million, or 42%, as well as an improvement in our gross profit percentage from 55% for the year ended December 31, 2015 to 58% for the year ended December 31, 2016. The increased utilization of our engineering workforce continued to be a primary driver in our efforts to contain growth in cost of revenue and improve gross profit percentage for the year ended December 31, 2016.

Sales and marketing expenses. Sales and marketing expenses increased from $50.3 million for the year ended December 31, 2015 to $72.9 million for the year ended December 31, 2016, an increase of $22.6 million or 45%. This increase was primarily due to a $16.1 million increase in employee and related compensation costs as a result of a 35% increase in average headcount, a $2.2 million increase in marketing and advertising costs, a $1.6 million increase in travel costs, a $1.1 million increase in contract labor and consulting costs as we continued to increase our investment in building brand awareness and supporting net revenue growth.

General and administrative expenses. General and administrative expenses increased from $24.2 million for the year ended December 31, 2015 to $36.2 million for the year ended December 31, 2016, an increase of $12.0 million or 49%. This increase was primarily due to an increase in average headcount of 26% resulting in an increase in employee and related compensation costs of $6.5 million, an increase in outside professional service costs of $3.5 million, an increase in sales and other taxes of $1.9 million, and an increase in contract labor costs related to Rimini II discovery of $0.6 million, partially offset by higher general and administrative allocations out to other departments of $2.9 million.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the years ended December 31, 2016 and 2015, consist of the following (in thousands):

	2016	2015	Change

Pre-judgment interest	$2,920	$21,411	$(18,491)
Professional fees and other defense costs of litigation	21,379	17,140	4,239
Insurance recoveries and reduction in deferred settlement liability	(54,248)	(5,819)	(48,429)

Litigation costs, net of related insurance recoveries	$(29,949)	$32,732	$(62,681)

Professional fees and other defense costs associated with litigation increased from $17.1 million for the year ended December 31, 2015 to $21.4 million for the year ended December 31, 2016, an increase of $4.3 million or 24%. This increase was due to appeals and additional motions following the jury verdict in October 2015 for the Rimini I case, and the increase of costs associated with the Rimini II case. Total insurance recoveries for professional fees and other defense costs also increased from $5.8 million for the year ended December 31, 2015 to $54.2 million for the year ended December 31, 2016, of which $12.5 million related to the reimbursement of professional fees while $41.7 million was reimbursement for insurance recoveries related to the judgment in 2016. The insurance recoveries for professional service fees increased in 2016 due to the higher level of such costs when compared to 2015. The Rimini I litigation had been ongoing from 2010 until October 2016 when the court ordered a judgment award of $124.4 million to Oracle. We recognized $100.0 million of the judgment award as a loss for the year ended December 31, 2014, $21.4 million for the year ended December 31, 2015, and the remainder of $2.9 million was comprised of pre-judgment interest for the year ended December 31, 2016.

Interest expense. Interest expense increased from $0.8 million for the year ended December 31, 2015 to $13.4 million for the year ended December 31, 2016, an increase of $12.6 million. The significant increase in interest expense resulted from the $125.0 million Credit Facility that we entered into in June 2016. For the year ended December 31, 2016, interest expense under the Credit Facility consisted of (i) interest payable in cash at an annual rate of 12.0% for a total of $3.6 million, (ii) interest payable in kind at an annual rate of 3.0% for a total of $0.9 million, and (iii) accretion expense of $8.4 million associated with total discount costs of $90.5 million and an annual accretion rate of 25.6% as of December 31, 2016, partially offset by a decrease in interest expense of $0.3 million on our previous line of credit that was fully paid off in June 2016.

Other debt financing expenses. No other debt financing expenses were incurred for the year ended December 31, 2015. Other debt financing expenses of $6.4 million for the year ended December 31, 2016 were attributable to the Credit Facility entered in June 2016. For the year ended December 31, 2016, other debt financing expenses consisted of (i) unused line fees at 15.0% for $65.0 million of undrawn borrowings for the period from June 24, 2016 through October 2016, and 5.0% for $17.5 million of undrawn borrowings for the period from June 24, 2016 through December 31, 2016, for a total of $4.1 million, (ii) collateral monitoring fees of 0.5% of outstanding borrowings through October 2016, and 2.5% of outstanding borrowings for the last two months of the year ended December 31, 2016, for a total of $0.5 million, (iii) amortization of $1.5 million related to DIC associated with the undrawn portion of the Credit Facility during the year ended December 31, 2016, and (iv) amortization of prepaid agent fees of $0.3 million. We expect the unused line fees will decrease during the year ending December 31, 2017 due to additional borrowings of $77.5 million in October 2016.

Loss on embedded derivatives and redeemable warrants, net. We did not have any embedded derivatives or redeemable warrants outstanding for the year ended December 31, 2015. Our June 2016 Credit Facility includes embedded derivatives requiring bifurcation and accounting as separate financial instruments. The requirements to pay default interest at 2.0% during the existence of an event of default, and “make-whole” interest payments for certain principal prepayments as defined in the Credit Facility, are examples of embedded derivatives required to be bifurcated and reported at fair value. Make-whole applicable premium payments are computed as set forth in the Credit Facility primarily based on the 15.0% per annum stated rate and are required for certain prepayments prior to June 2019. As of December 31, 2016, the fair value of embedded derivatives was $5.4 million resulting in the recognition of an expense of $5.4 million for the year ended December 31, 2016. The requirement to incur make-whole applicable premium payments are the most significant factor in the valuation of our embedded derivatives.

In connection with our June 2016 Credit Facility, we issued redeemable warrants to the Origination Agent. These warrants had an estimated fair value of $8.8 million upon issuance and were treated as DIC associated with the Credit Facility. Due to an anti-dilution provision in the original warrant agreement, in October 2016 we issued an additional warrant with an estimated fair value of $1.5 million that was charged to expense. For the year ended December 31, 2016, we recognized a gain of $3.1 million due to changes in the fair value of the warrants between the issuance date and December 31, 2016.

Other expense, net. For the year ended December 31, 2015, we had other expense, net of $1.1 million as compared to $1.8 million for the year ended December 31, 2016, an increase of $0.7 million. The increase in other expense, net was primarily attributable to an increase in foreign exchange transaction losses.

Income tax expense. Income tax expense increased from $1.4 million for the year ended December 31, 2015 to $1.5 million for the year ended December 31, 2016, an increase of $0.1 million or 6%. Substantially all of our income tax expense is attributable to our foreign operations. Our foreign earnings before income taxes increased from $2.9 million for the year ended December 31, 2015 to $3.2 million for the year ended December 31, 2016, an increase of $0.3 million.

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had a working capital deficit of $116.6 million and an accumulated deficit of $304.4 million. We incurred a net loss of $53.3 million and $12.9 million for the years ended December 31, 2017 and 2016, respectively.

A key component of our business model requires that substantially all customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $152.4 million that is included in current liabilities as of December 31, 2017. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to customers are currently limited to approximately 39% of the related deferred revenue based on our gross profit percentage of 61% for the year ended December 31, 2017.

We have contractual obligations of approximately $40.3 million that are due during the 12 months ending December 31, 2018. This amount consists of operating and capital lease payments of $5.7 million and estimated payments due under the Credit Facility of $34.6 million, including (i) principal of $13.5 million, (ii) interest payable in cash for $14.7 million, (iii) collateral monitoring and unused line fees for $4.0 million, (iv) consulting fees for $2.0 million, and (v) annual loan service and agent fees for $0.4 million.

As of December 31, 2017, our existing capital resources to satisfy these payments consist of cash and cash equivalents of $21.9 million and restricted cash in control accounts of $18.1 million, for a total of $40.0 million. Based on our expectations for future growth in net revenue and improved leverage on our cost of revenue and operating expenses, we believe our cash flow from operating activities for the year ending December 31, 2018, combined with our existing capital resources, will be sufficient to fund our aggregate contractual obligations of $40.3 million.

As discussed below in greater detail, for the year ended December 31, 2017, we generated cash flows from our operating activities of $29.2 million, including $8.0 million of net operating cash receipts from a non-recurring insurance settlement. We believe our operating cash flows for the year ending December 31, 2018 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Summary of Debt

As of December 31, 2017 and 2016, our debt obligations consist of the following (in thousands):

	2017	2016
Credit Facility, net of discount	$80,054	$88,064
Note payable to GPIA Sponsor, net of discount	2,059	-
Total	82,113	88,064
Less current maturities	(15,500)	(24,750)
Long-term debt, net of current maturities	$66,613	$63,314

Credit Facility

In June 2016, we entered into a multi-draw term loan Financing Agreement (the “Credit Facility”) with a syndicate of lenders (the “Lenders”). The Credit Facility matures in June 2020 and provides for an aggregate commitment up to $125.0 million, which consisted of an initial term loan for $30.0 million in June 2016, a “delayed draw A Term Loan” for $65.0 million, and a “delayed draw B Term Loan” for $30.0 million. An origination fee equal to 5.0% of the $125.0 million commitment was paid in cash to the Lenders from the proceeds of the initial term loan. The Credit Facility provides for an Original Issue Discount (“OID”) of 2.0% of the initial face amount of borrowings. We account for origination fees and OID as DIC.

Borrowings under the Credit Facility are collateralized by substantially all of our assets, including certain cash depository accounts that are subject to control agreements with the Lenders. As of December 31, 2017, the restricted cash balance under the control agreements totaled $17.6 million. We are required to comply with various financial and operational covenants on a monthly or quarterly basis, including a leverage ratio, minimum liquidity, churn rate, asset coverage ratio, minimum gross margin, and certain budget compliance restrictions. Additionally, the covenants in the Credit Facility prohibit or limit our ability to incur additional debt, pay cash dividends, sell assets, merge or consolidate with another company, and other customary restrictions associated with debt arrangements. From November 2016 through April 2017, we had made expenditures that exceeded certain budgetary compliance covenants which resulted in the existence of an event of default under the Credit Facility that was subsequently cured by the third amendment.

Obligations to Origination Agent

When we entered into the Credit Facility, one of the lenders that serves as the origination agent (the “Origination Agent”) agreed to provide general business and financial strategy, corporate structure, and long-term strategic planning services pursuant to a consulting agreement that required us to make annual cash payments of $2.0 million over the four-year term of the agreement. We accounted for the fees payable under this arrangement as DIC since the value of the future services was not determinable.

The Credit Facility also requires certain payments to the Origination Agent upon the occurrence of a trigger event (“Trigger Event”), which is defined as the earliest of (i) the debt maturity date of June 2020, (ii) the first date on which all the obligations are repaid in full and the commitments of the Lenders are terminated, (iii) the acceleration of the obligations in the event of a default, (iv) initiation of any insolvency proceeding, foreclosure or deed in lieu of foreclosure, and (v) the termination of the Credit Facility for any reason. Upon a Trigger Event, we are required to pay (i) a commitment exit fee, (ii) a continuing origination agent service fee, (iii) a consulting exit fee of $14.0 million, and (iv) a foreign withholding tax fee of up to $2.0 million. The commitment exit fee and the continuing origination agent fees are calculated using the annualized revenue for the most recent fiscal quarter in which a Trigger Event occurs, times a combined multiplier of 21.0% of annualized revenue up to $300.0 million, and lower percentages for annualized revenue in excess of $300.0 million. The aggregate settlement value of the commitment exit fee and the continuing origination agent fees amounted to $29.3 million at inception of the Credit Facility and, due to our growth in net revenue, had increased to $48.7 million as of December 31, 2017.

Interest and Fees

The outstanding principal balance under the Credit Facility provides for monthly interest payments at 15.0% per annum, consisting of 12.0% per annum that is payable in cash and 3.0% per annum that is payable through the issuance of additional borrowings beginning on the interest payment due date (referred to as paid-in-kind, or “PIK” interest). In addition, a make-whole applicable premium payment of approximately 15.0% per annum through June 2019 is required for certain principal prepayments as defined in the Credit Facility.

Beginning in October 2016, the Credit Facility provides for collateral monitoring fees at the rate of 2.5% of the outstanding principal balance. Until funding occurs, the Credit Facility also requires unused line fees of 5.0% per annum on the $17.5 million undrawn portion of the delayed draw B Term Loan. We also incur annual loan service and agent fees of $0.4 million.

Accretion and Amortization

DIC that relate to the entire Credit Facility have been allocated pro rata between the funded and unfunded portions of the Credit Facility based on the relative amounts that have been cumulatively borrowed of $107.5 million versus the $17.5 million undrawn portion of the $125.0 million commitment. DIC related to funded debt is accreted to interest expense using the effective interest method based on the aggregate principal obligations to the Lenders and consulting and Trigger Event obligations to the Origination Agent. DIC associated with unfunded debt is amortized using the straight-line method from the date incurred through the maturity date of the Credit Facility. As of December 31, 2017, accretion of DIC related to the funded portion of the Credit Facility is at an annual rate of 26.3%. Excluding the impact of unused line fees, collateral monitoring fees, and amortization of DIC related to the unfunded portion of the Credit Facility, the overall effective rate was 41.3% as of December 31, 2017.

Principal Prepayments

Under the Credit Facility, we are required to make payments to the Lenders when certain extraordinary cash receipts are received. Extraordinary receipts include certain insurance settlements and court awards from litigation and appeals of judgments. In April 2017, we received net proceeds from an insurance settlement of $18.7 million that was used to make a mandatory $14.1 million principal payment, and a $4.6 million make-whole applicable premium payment due to the Lenders.

Beginning in the first quarter of 2017, the amended Credit Facility required quarterly principal payments equal to 75% of the calculated Excess Cash Flow (as defined in the Credit Facility). In May 2017, we made a principal prepayment of $4.0 million to satisfy the Excess Cash Flow requirement for the first quarter of 2017. In October 2017, the Lenders agreed to change the measurement period for Excess Cash Flow from quarterly to an annual measurement period effective for the year ending December 31, 2019 (payable in cash beginning in April 2020).

Beginning on April 1, 2017, all customer prepayments for service periods in excess of one year were required to be applied to reduce the outstanding principal balance, resulting in total prepayments of $0.9 million for the year ended December 31, 2017. Beginning in October 2017, the Lenders agreed to eliminate this requirement for future customer prepayments.

Equity Issuance Commitment

In October 2016, the Credit Facility was amended to require us to complete additional equity issuances (“New Equity”) for aggregate net proceeds of at least $35.0 million by May 2017, with 50% of such net proceeds utilized to repay outstanding borrowings and make-whole applicable premium to the Lenders. In May 2017, the Lenders agreed to amend the Credit Facility to extend the date to complete the New Equity until November 2018. In connection with the May amendment, we incurred an amendment fee equal to 1.0% of the $125.0 million commitment under the Credit Facility and agreed to pay certain “target date” fees if (i) the filing date for a Form S-4 registration statement occurred after June 30, 2017, and (ii) if the consummation of the Merger Agreement with GPIA occurred after August 31, 2017. If these target dates were not achieved, additional fees of 1.0% of the $125.0 million commitment were required as of the designated target date and each month thereafter until the required event occurred. The amendment fee was originally payable upon the earlier of receipt of the New Equity or March 31, 2018. The target date fees were payable upon the earlier of (i) receipt of the New Equity, (ii) the maturity date of the Credit Facility, and (iii) the termination date of the Credit Facility. Pursuant to the Sixth Amendment to the Credit Facility in October 2017 (as discussed and defined below under the caption “Credit Facility Amendments”), the amendment fee and an equity raise delay fee in the aggregate amount of $2.5 million are now due upon the earlier of (i) April 16, 2019 and (ii) such time that we raise at least $100.0 million of equity financing including the gross proceeds from the mergers with GPIA. On October 10, 2017, the Lenders permanently waived the requirement to pay an equity raise delay fees of $1.25 million incurred on October 1, 2017 and for each month thereafter.

Funded Credit Facility Activity for 2017

Presented below is a summary of activity related to the funded debt, including allocated DIC, for the year ended December 31, 2017 (in thousands):

	December 31,	PIK	Liability	Cash Payments			Amendment	Accretion	December 31,
	2016	Accrual	Adjustments	Scheduled	Prepayments	Transfers (1)	Costs	Expense	2017

Contractual liabilities:
Principal balance	$107,900	$2,966	$-	$(13,500)	$(21,494)	$50,000	$-	$-	$125,872
Mandatory trigger event exit fees	55,258	-	9,414	-	(5,000)	(50,000)	-	-	9,672
Mandatory consulting fees	6,000	-	-	(2,000)	-	-	-	-	4,000

Total contractual liability	169,158	2,966	9,414	(15,500)	(26,494)	-	-	-	139,544

Debt discount and issuance costs:
Original issue discount	2,150	-	-	-	(334)	-	-	-	1,816
Origination fee	5,375	-	-	-	(837)	-	-	-	4,538
Amendment fee	8,600	-	-	-	(1,379)	-	4,300	-	11,521
Fair value of warrants	7,608	-	-	-	(1,184)	-	-	-	6,424
Consulting fees to lenders	7,720	-	-	-	(1,201)	-	-	-	6,519
Mandatory trigger event exit fees	55,258	-	9,414	-	(9,472)	-	-	-	55,200
Other issuance costs	3,823	-	-	-	(608)	-	385	-	3,600

Total discount and issuance costs	90,534	-	9,414	-	(15,015)	-	4,685	-	89,618
Cumulative accretion	(9,440)	-	-	-	2,944	-	-	(23,632)	(30,128)

Net discount	81,094	-	9,414	-	(12,071)	-	4,685	(23,632)	59,490

Net carrying value	$88,064	$2,966	$-	$(15,500)	$(14,423)	$-	$(4,685)	$23,632	$80,054

_________________

(1)	Represents the transfer of contractual obligations from mandatory Trigger Event exit fees to principal as required by the Sixth Amendment to the Credit Facility entered into in October 2017 (as discussed and defined below under the caption “Credit Facility Amendments”).

Related Party Note Payable

Upon consummation of the Merger Agreement with GPIA, we assumed an outstanding loan payable to GPIC Ltd., a Bermuda company (“GP Sponsor”) with a face amount of approximately $3.0 million. This loan is non-interest bearing and is not due and payable until the outstanding principal balance under the Credit Facility is less than $95.0 million. Interest was imputed under this note payable at the rate of 15.0% per annum, which resulted in a discount of approximately $1.0 million as of October 10, 2017. Accordingly, the initial carrying value was approximately $2.0 million and the DIC is being accreted using the effective interest method.

Future Debt Maturities

Based on the $139.5 million contractual liability outstanding under the Credit Facility and the $3.0 million face amount of the related party note payable to GP Sponsor, the scheduled future maturities as of December 31, 2017, are as follows (in thousands):

	Credit Facility
	Principal		Trigger	Mandatory		GP Sponsor
Year Ending December 31,	Balance		Event Fees	Consulting	Total	Note Payable		Total

2018	$13,500	(1)	$-	$2,000	$15,500	$-		$15,500
2019	15,000	(1)	-	2,000	17,000	-		17,000
2020	97,372	(1)	9,672	-	107,044	2,981	(2)	110,025

Total	$125,872		$9,672	$4,000	$139,544	$2,981		$142,525

(1)	Represents principal amortization as set forth in the Sixth Amendment to the Credit Facility (as discussed and defined below under the caption “Credit Facility Amendments”).
(2)	This note is due and payable when the outstanding principal balance under the Credit Facility is less than $95.0 million.

Credit Facility Amendments

We have entered into six amendments to the Credit Facility from August 2016 through October 2017. These amendments were primarily required to address non-compliance with certain covenants in the Credit Facility that resulted in events of default, whereby the Lenders agreed to revise the covenants to be less restrictive. In connection with these amendments, we incurred amendment fees of $10.0 million that was paid in October 2016, $1.25 million incurred in June 2017, and $3.75 million incurred in October 2017. The key provisions of the amendments entered into in 2017 are discussed below.

From November 2016 through April 2017, we made expenditures that exceeded certain budgetary compliance covenants set forth in the Credit Facility and we failed to provide audited financial statements by April 30, 2017, which resulted in the existence of events of default under the Credit Facility. In May 2017, the Lenders amended the Credit Facility (the ‘‘Third Amendment’’) and revised the metrics associated with the previously violated covenants whereby they are less restrictive for past and future compliance and extended the due date of the audited financial statements, which resulted in the elimination of these covenant violations. We agreed to make a principal payment of $6.5 million, including satisfying the 75% of Excess Cash Flow payment of $4.0 million for the first quarter of 2017. Contractual principal amortization payments for April and May 2017 were increased by an aggregate of $2.5 million and the Lenders did not charge Default Interest during the period that the events of default existed.

On October 3, 2017, we entered into the sixth amendment (the “Sixth Amendment”) to the Credit Facility. The Sixth Amendment became effective on October 10, 2017. Pursuant to the Sixth Amendment, we were required to prepay $5.0 million of mandatory Trigger Event consulting exit fees due to the Origination Agent. In addition, $50.0 million of the remaining mandatory Trigger Event fees under the Credit Facility were converted into interest-bearing principal. As a result, the existing mandatory Trigger Event exit fees were reduced by $55.0 million and the principal balance outstanding under the Credit Facility increased by $50.0 million. The $50.0 million of additional principal incurred by the transfer of mandatory Trigger Event exit fees is not subject to future make-whole applicable premium in the event of prepayment. In addition, the conditions set forth in the Lender consents that required at the closing of the mergers a payment of at least $35.0 million be made to the Lenders under the Credit Facility, was deemed to be satisfied upon the effectiveness of the Sixth Amendment.

Upon the effectiveness of the Sixth Amendment, the $50.0 million of mandatory Trigger Event exit fees that converted into term debt bears interest at 12.0% per annum payable in cash and 3.0% per annum payable in kind (“PIK”) and is subject to collateral monitoring fees at 2.5% per annum. In addition, certain of the mandatory Trigger Event exit fees will continue to be adjusted up or down based on annualized net revenue for the most recently completed calendar quarter. Prior to the Sixth Amendment, these mandatory Trigger Event exit fees were required to be adjusted through the termination date of the Credit Facility. However, pursuant to the Sixth Amendment, these adjustments will cease when the principal balance under the Credit Facility is less than $52.0 million.

In connection with our entry into the Sixth Amendment, various financial covenants were adjusted such that we believe that future compliance will be maintained. Unpaid amendment fees in the aggregate amount of $5.0 million are payable in July 2019, but the Sixth Amendment fee of $3.75 million may be waived under certain conditions as discussed below. The Sixth Amendment is expected to improve our liquidity and capital resources in the following ways:

•	The previous requirement to utilize $35.0 million of proceeds from the Merger Agreement to make an estimated principal and make-whole applicable premium payment was eliminated.

•	Principal payments of $6.75 million that would have been payable during the fourth quarter of 2017 were eliminated during that time period and will be due at maturity. For the six months ending June 30, 2018, principal payments were reduced from $2.25 million per month to $1.0 million per month. Beginning in July 2018 and continuing through maturity of the Credit Facility, principal payments were reduced from $2.5 million per month to $1.25 million per month. We may elect to prepay $4.25 million of the principal payments eliminated for the fourth quarter of 2017 by March 31, 2018, without incurring a make-whole applicable premium payment on such prepayment.

•	The Sixth Amendment capped aggregate cash payments for transaction costs and deferred underwriting fees related to the Merger Agreement with GPIA at $20.0 million. The aggregate cash payments for both parties amounted to $19.8 million.

•	The unfunded portion of the Credit Facility for $17.5 million remains available and may be borrowed through the maturity date with the consent of the Origination Agent.

The Sixth Amendment also provided for improvements in financial covenants and the elimination of certain covenants and changes in fees if we complete certain equity financings, including the mergers, and if the following events occur by April 10, 2018:

•	If we complete one or more additional equity financings such that the aggregate gross proceeds of the mergers and such equity financings result in the principal balance of the term loans under the Credit Facility to be less than $95.0 million, and if we have received at least $42.5 million in cash from net proceeds from the mergers and subsequent equity financings, then the Lenders have agreed to make certain additional concessions in the terms of the Credit Facility, including the elimination of (i) accrual of PIK interest on all of the term loans, (ii) the requirement to pay the $3.75 million amendment fee for the Sixth Amendment, and (iii) the marketing return ratio, churn rate and minimum gross margin financial covenants.

•	If the aggregate outstanding principal balance of the term loans under the Credit Facility is less than $95.0 million, but we have not received at least $42.5 million in net cash proceeds from the mergers and subsequent equity financings, then the Lenders have agreed to eliminate the marketing return ratio, churn rate and minimum gross margin financial covenants, but PIK interest on the term loans will continue to accrue at the existing 3.0% rate, and we will be required to pay the $3.75 million amendment fee on the earlier to occur of (i) July 2, 2019 and (ii) the closing of aggregate equity financings of at least $100.0 million, including the proceeds from the mergers.

•	If the aggregate outstanding principal balance of the term loans under the Credit Facility is greater than or equal to $95.0 million, then we will be required to (i) pay the Sixth Amendment fee equal to $3.75 million which will be due and payable on the earlier to occur of July 2, 2019 and the closing of aggregate equity financings of at least $100.0 million, including the proceeds from the mergers, if such equity financings occur prior to July 2, 2019, (ii), PIK interest on the term loans will continue to accrue at the existing 3.0% per annum rate, and (iii) the marketing return ratio, churn rate and minimum gross margin financial covenants will not be eliminated until the term loans under the Credit Facility are less than $95.0 million.

Proceeds from the Merger Agreement and subsequent equity financings will be applied as follows to the Lenders and the Origination Agent under the Credit Facility:

•	equity proceeds from the first $50.0 million of gross proceeds from the Merger Agreement were required to pay down $5.0 million of mandatory Trigger Event exit fees due to the Origination Agent; and

•	net cash proceeds in excess of the $50.0 million minimum required for the closing of the mergers are applied as follows:

•	the first $42.5 million of net cash proceeds may be retained by us or utilized to pay down the term loans;

•	additional net cash proceeds are required to pay down the term loan to $95.0 million;

•	we may then retain the next $17.5 million of such net cash proceeds or utilize it to pay down the term loans; and

•	50% of any additional net cash proceeds shall be used to pay down term loans and the remaining 50% of such net cash proceeds to be retained by us.

Interest rates in the United States have begun to rise and are forecasted to continue to increase. Therefore, any future debt refinancing may be affected by the timing and overall interest rate environment in effect at such time.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Year Ended December 31:
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$29,163	$(59,609)	$1,573
Investing activities	(1,392)	(1,188)	(1,747)
Financing activities	(16,490)	77,088	(842)

Cash Flows Provided by Operating Activities

A key component of our business model requires that substantially all customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. Also, as our net revenue has increased we have been able to improve our gross profit percentage, due to the costs of employee and shared support services being spread out over a wider client base. Additionally, we have been able to leverage our sales and marketing expenses over the increased client base and have found opportunities to reduce spending while continuing to expand our business.

For the year ended December 31, 2017, cash flows provided by operating activities amounted to $29.2 million. While we recognized a net loss of $53.3 million for the year ended December 31, 2017, non-cash expenses mitigated the cash impact of our net loss. For the year ended December 31, 2017, non-cash expenses amounted to $57.7 million including accretion and amortization expense of $24.9 million, the write-off of DIC of $12.1 million, and a loss from change in fair value of redeemable warrants of $16.4 million. Additionally, a cash expense for make-whole applicable premium of $4.6 million was classified as a financing cash outflow since it related to the prepayment of principal under our Credit Facility.

For the year ended December 31, 2017, changes in working capital contributed $20.2 million of positive operating cash flows including (i) customer cash collections that resulted in an increase in deferred revenue of $17.0 million, (ii) the cash proceeds from a non-recurring insurance settlement, net of related legal fees, of $8.0 million, and (iii) an increase in accounts payable and accrued expenses of $6.8 million. These positive changes in working capital total $31.8 million and were partially offset by an increase in accounts receivable of $8.3 million, and cash payments resulting in an increase in prepaid expenses of $3.3 million. Due to the accounting for the insurance settlement as a deferred liability, future legal expenses will be reduced through the non-cash amortization of the deferred settlement liability.

For the year ended December 31, 2016, cash flows used in operating activities amounted to $59.6 million. While we recognized a net loss of $12.9 million for the year ended December 31, 2016, non-cash expenses helped mitigate the cash impact of our net loss. For the year ended December 31, 2016, non-cash expenses amounted to $18.4 million including (i) accretion and amortization expense of $10.1 million, (ii) a loss from changes in fair value of embedded derivatives of $5.4 million, and (iii) stock-based compensation expense of $2.3 million. However, for the year ended December 31, 2016, changes in working capital used $65.1 million of operating cash flows. Negative changes in working capital included (i) $121.4 million to pay an accrued litigation settlement liability, (ii) an increase in accounts receivable of $14.7 million, and (iii) an increase in prepaid expenses of $1.4 million. These negative changes in working capital totaled $137.5 million and were partially offset by customer cash collections that resulted in an increase in deferred revenue of $57.0 million, and an increase in accounts payable and accrued expenses of $15.4 million.

For the year ended December 31, 2015, cash flows provided by operating activities amounted to $1.6 million. While we recognized a net loss of $45.3 million for the year ended December 31, 2015, non-cash expenses partially mitigated the cash impact of our net loss. For the year ended December 31, 2015, non-cash expenses amounted to $3.5 million including stock-based compensation expense of $2.3 million and depreciation and amortization expense of $1.8 million. For the year ended December 31, 2015, changes in working capital provided $43.4 million of operating cash flows including (i) customer cash collections that resulted in an increase in deferred revenue of $22.3 million, (ii) an increase of $21.4 million in the accrued litigation settlement liability, and (iii) an increase in accounts payable and accrued expenses of $10.9 million. These positive changes in working capital total $54.6 million and were partially offset by an increase in accounts receivable of $8.5 million, and an increase in prepaid expenses of $2.7 million.

Cash Flows Used in Investing Activities

Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion.

Capital expenditures totaled $1.4 million, $1.2 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Since we entered into the Credit Facility in June 2016, we have been subject to covenants in the Credit Facility that restricted our capital expenditures.

For the year ended December 31, 2017, capital expenditures of $1.4 million included $0.4 million for new computer equipment at our U.S. facilities, leasehold improvements and equipment of $0.7 million for our new larger facility in Brazil, and $0.3 million for computer equipment for our facility in India. For the year ended December 31, 2016, capital expenditures of $1.2 million included new computer equipment of $0.8 million at our U.S. facilities and $0.3 million at our location in India. For the year ended December 31, 2015, capital expenditures included new office furniture and computer equipment of $1.2 million for our U.S. facilities and $0.5 million for our business in India. All of these expenditures were required to support net revenue growth in these locations.

Cash Flows from Financing Activities

For the year ended December 31, 2017, cash used in financing activities of $16.5 million was primarily attributable to principal payments of $42.0 million under the Credit Facility, including prepayments of $14.1 million from a deferred insurance settlement, $5.0 million of consulting exit fees required under the Sixth Amendment, $4.0 million from the 75% of Excess Cash Flow requirement under the Credit Facility for the first quarter of 2017, $2.5 million required under the third amendment in May 2017, and $0.9 million from customer prepayments received. In addition to these principal prepayments that totaled $26.5 million, we made a scheduled consulting payment of $2.0 million, and scheduled principal payments of $13.5 million. Other uses of cash for financing activities for the year ended December 31, 2017 included a cash payment for make-whole applicable premium of $4.6 million, payment of offering costs related to the merger with GPIA and the related reverse recapitalization of $12.2 million, principal payments under capital leases of $0.8 million, and payments for DIC related to amendments to the Credit Facility of $0.1 million. For the year ended December 31, 2017, sources of cash from financing activities consisted of $42.4 million of net proceeds from the merger with GPIA and the related reverse recapitalization, and proceeds from the exercise of stock options of $0.9 million.

For the year ended December 31, 2016, cash provided by financing activities of $77.1 million was primarily attributable to net proceeds from borrowings under the Credit Facility entered in June 2016 for $83.8 million, and net proceeds of $9.9 million from the issuance of Series C preferred stock in October 2016. These sources of cash total $93.7 million and were partially offset by (i) principal payments to repay our previous line of credit for $14.7 million, (ii) principal payments under the Credit Facility of $0.5 million, (iii) principal payments on capital lease obligations of $0.8 million, and (iv) payments for DIC of $0.6 million.

For the year ended December 31, 2015, cash used in financing activities of $0.8 million was primarily attributable to principal payments of $0.4 million under our prior line of credit, and principal payments of $0.4 million for capital lease obligations.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of December 31, 2017, we had cash and cash equivalents of $6.4 million in our foreign subsidiaries.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2017, and the period in which each contractual obligation is due:

	Year Ending December 31:
	2018	2019	2020	2021	2022	Thereafter	Total

Credit Facility:
Contractual obligations (1):
Principal	$13,500	$15,000	$97,372	$-	$-	$-	$125,872
Consulting	2,000	2,000	-	-	-	-	4,000
Trigger Event fees	-	-	9,672	-	-	-	9,672
Components of stated interest rate (2):
Interest payable in cash	14,674	13,315	5,885	-	-	-	33,874
Interest payable in kind	-	-	8,469	-	-	-	8,469
Components of other debt financing fees:
Collateral monitoring fees(3)	3,065	2,781	1,229	-	-	-	7,075
Unused line fees(4)	887	887	425	-	-	-	2,200
Annual loan service fee	395	395	-	-	-	-	790
Annual agent fee	55	55	-	-	-	-	110
GP Sponsor Note Payable (5)	-	-	2,981	-	-	-	2,981
Lease obligations:
Operating	5,134	4,016	3,639	3,506	2,658	73	19,026
Capital	542	232	105	-	-	-	879

Total	$40,252	$38,681	$129,777	$3,506	$2,658	$73	$214,948

(1)	The principal payments are based on the Credit Facility amortization schedule, as amended. Scheduled minimum principal payments shown above for the year ending December 31, 2018 exclude the impact of (i) principal prepayments that would be required upon collection of the proceeds from the appeal of the Oracle judgment, and (ii) additional principal payments that we may elect to make from future debt or equity financings, if any.
(2)	Interest payable in cash at the stated rate of 12.0% per annum is included in the table based on the calculated principal balance as described in footnote (1) above. Make-whole applicable premium payments are excluded from the table since they are in lieu of interest otherwise included in the table. Interest that is payable in kind at the stated rate of 3.0% per annum is payable at maturity of the Credit Facility and the amount presented is the cumulative PIK interest from January 1, 2018 through the maturity date, based on the principal balance as described in footnote (1) above.
(3)	Collateral monitoring fees are 2.5% per annum based on the outstanding principal balance as described in footnote (1) above.
(4)	Unused line fees are charged on the unfunded portion of the Credit Facility of $17.5 million based on a fee of 5.0% per annum. We are permitted to terminate the commitment related to the $17.5 million beginning in June 2019.
(5)	This loan in the principal amount of approximately $3.0 million is non-interest bearing and is not due and payable until the outstanding principal balance under the Credit Facility is less than $95.0 million. Interest was imputed under this note payable at the rate of 15.0% per annum, which resulted in a discount of approximately $1.0 million as of October 10, 2017. This discount is being accreted to interest expense using the effective interest method whereby the carrying value amounted to $2.1 million as of December 31, 2017.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported net revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies that are described in Note 2 to our consolidated financial statements included in Item 8 of this Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Debt

At inception of the Credit Facility, we evaluated the Credit Facility as well as several related agreements that were entered into concurrently to determine if the fair value of the cash and non-cash amounts payable pursuant to such agreements are required to be treated as DIC. In addition, for amounts subject to a consulting agreement entered into concurrently with the Origination Agent, we determined that the fair value of the warrants issued at inception, the annual consulting services, and the Trigger Event fees payable at termination of the Credit Facility, should all be accounted for as additional consideration to obtain the financing. Accordingly, these costs, as well as origination fees, original issue discounts, and incremental and direct professional fees paid by us for our own account and similar costs paid on behalf of the lenders under the Credit Facility, were treated as DIC.

DIC are allocated proportionately, based on cumulative borrowings in relation to the total financing commitment, between the funded and unfunded portions of the Credit Facility debt. DIC related to funded debt are classified as a reduction in the carrying value of the debt in our consolidated balance sheets and are accreted to interest expense using the effective interest method. DIC related to unfunded debt are classified as a long-term asset in our consolidated balance sheets and are amortized using the straight-line method from the date the cost was incurred through the contractual term of the debt agreement. When we borrow incremental amounts under the Credit Facility, the net carrying value of DIC related to previously unfunded debt are transferred to DIC related to funded debt where they are included as a component of the carrying value of the funded debt and accreted prospectively using the effective interest method.

The Credit Facility is a highly complex legal document that contains numerous embedded derivatives that we are required to evaluate for accounting recognition. For embedded derivatives, we record the fair value, if any, as a liability at the date of such determination. We also evaluate each embedded derivative on a quarterly basis to determine if the facts and circumstances have changed whereby the liability has increased or decreased. When a liability is initially established or changed for an embedded derivative, a corresponding adjustment to non-operating income or expenses is reflected in our consolidated statements of operations.

The balance sheet classification of our debt between current and long-term liabilities takes into account scheduled principal payments in effect under the Credit Facility, certain customer prepayments required to be designated for mandatory principal reductions and Excess Cash Flow prepayments, if any, for quarterly periods ending on or before the balance sheet date.

When we amend our debt agreements, we evaluate the terms to determine if the amendment should be accounted for as a modification or an extinguishment. This determination has a significant impact on our current and future results of operations, since a conclusion that a debt extinguishment has occurred results in the recognition of a loss consisting of all costs incurred before the amendment. Alternatively, if we conclude that the amendment should be accounted for as a modification, such costs continue to be accounted for as a component of the carrying value of the debt, and amounts paid to the lenders under the Credit Facility to obtain the amendment are accounted for as DIC and allocated between the funded debt and the unfunded debt. When we make mandatory prepayments of principal under the Credit Facility we write-off a proportional amount of unamortized DIC in relation to the funded debt obligations under the Credit Facility.

Revenue Recognition

Revenue is derived from support services, and to a lesser extent, software licensing and related maintenance and professional services. A substantial majority of revenue is from support services, and revenue from other sources has been minimal to date. Revenue is recognized when all the following criteria are met:

•	Persuasive evidence of an arrangement exists. We generally rely on a written sales contract to determine the existence of an arrangement.
•	Delivery has occurred. We consider delivery to have occurred over the contractual term when support service is available to the customer in the manner prescribed in the contractual arrangement, and when there are no further additional performance or delivery obligations.
•	Fee is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.
•	Collection is reasonably assured. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. Previous uncollectable receivables have not had a material impact on the consolidated financial statements for the periods presented.

We recognize our support services revenue provided on third-party software in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition. Pricing for support services is generally established on a per-customer basis as set forth in the arrangements. The non-cancellable terms of our support services arrangements average two years and, in most cases, include an extended initial support service period of generally three to six months for transition and onboarding tasks. This results in a discounted fee for the initial support service period. For such arrangements, revenue is limited to the amount that is not contingent upon the future delivery of support services whereby each annual billing period is recognized on a straight-line basis over the respective annual support service period. For arrangements not subject to this contingent revenue limitation, the total arrangement fee is recognized as revenue on a straight-line basis over the non-cancellable term.

In a limited number of arrangements, we also license software products and related maintenance services under term-based arrangements. The terms of software licenses and services support are the same, and when support services are terminated, the software license is also terminated. To date software has not been licensed separately, but rather has only been licensed along with service support arrangements. We apply the provisions of ASC 985-605, Software Revenue Recognition, to these deliverables. Accordingly, all revenue from the software license is recognized over the term of the support services.

Deferred revenue consists of billings issued that are non-cancellable but not yet paid and payments received in advance of revenue recognition. We typically invoice our customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.

Valuation of Embedded Derivatives, Redeemable Warrants, and Stock-Based Compensation

Prior to October 10, 2017, we were a private company with no active market for our common stock. When we enter into a financial instrument such as a debt or equity agreement (the “host contract”), we assess whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded separately from the carrying value of the host contract, with subsequent changes in the estimated fair value recorded as a non-operating gain or loss in our consolidated statements of operations.

The Credit Facility includes features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. The fair value of these embedded derivatives is estimated using the “with” and “without” method. Accordingly, the Credit Facility was first valued with the embedded derivatives (the “with” scenario) and subsequently valued without the embedded derivative (the “without” scenario). The fair values of the embedded derivatives were estimated as the difference between the fair values of the Credit Facility in the “with” and “without” scenarios. The fair values of the Credit Facility in the “with” and “without” scenarios were determined using the income approach, specifically the yield method. Significant “Level 3” assumptions used in the valuation of the embedded derivatives include the timing of projected principal payments, the remaining term to maturity, and the discount rate.

We issued warrants to the Origination Agent in connection with a consulting agreement entered into concurrently with the Credit Facility. Until October 10, 2017, the Origination Agent Warrants were redeemable for cash at the option of the holders under certain circumstances, including termination of the Credit Facility. The valuation methodology for the warrants was performed through a hybrid model using Monte Carlo simulation. For valuations performed through September 30, 2017, we considered possible future equity financing and liquidity scenarios, including an initial public offering, a sale of the business, and a liquidation of our company. Key assumptions inherent in the warrant valuation methodology through September 30, 2017 included projected revenue multiples, historical volatility, the risk-free interest rate, a discount rate for lack of marketability, and an overall discount rate. Key assumptions inherent in the warrant valuation methodology as of October 10, 2017 only considered the scenario for consummation of the GPIA mergers, and historical volatility, the risk-free interest rate, and an overall discount rate. Subsequent to October 10, 2017, due to the elimination of the redemption feature, the Origination Agent warrants are no longer carried at fair value in our consolidated financial statements.

We measure the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. We compute the fair value of options using the Black-Scholes-Merton (“BSM”) option pricing model. Assumptions used in the valuation of stock options include the expected life, volatility, risk-free interest rate, dividend yield, and the fair value of our common stock on the date of grant. We utilized the observable data for a group of peer companies that grant options with substantially similar terms to assist in developing our volatility assumption. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant over the expected term. We did not assume a dividend yield since we have never paid dividends and do not plan to do so for the foreseeable future. The fair value of our common stock is based on the valuation methodology described above for the Origination Agent warrants.

We recognize the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. Stock-based compensation expense is recognized based on awards ultimately expected to vest whereby estimates of forfeitures are based upon historical experience.

The assumptions used in estimating the fair value of warrants, derivatives and stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, warrant and stock-based compensation expense could be different in the future. Beginning on October 11, 2017 when our common stock became publicly traded, certain key valuation inputs to the option pricing method are based on publicly available information. These key valuation inputs include the fair value of our common stock, and once there is sufficient trading history the volatility is expected to be derived from the historical trading activity of our common stock.

Please refer to Notes 7 and 8 to our consolidated financial statements in Item 8 of this Report for details regarding valuation and accounting for warrants and options under our equity-based compensation plans.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings.

We recognize an uncertain tax position in our financial statements when we conclude that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. Interest and penalties related to income taxes are recognized in the provision for income taxes.

United States federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Code. Depending on the significance of past and future ownership changes, our ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. We have not yet performed a Section 382 study to determine the amount of reduction, if any.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law. This tax reform legislation reduces the corporate tax rate, limits or eliminates certain tax deductions and changes the taxation of foreign earnings of U.S. multinational companies. The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries at reduced tax rates. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date to complete the accounting. In accordance with SAB 118, we must reflect the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent that our accounting for certain income tax effects of the Tax Act is incomplete but we are able to determine a reasonable estimate, a provisional estimate must be recognized in our consolidated financial statements. As of December 31, 2017, we were able to make a reasonable provisional estimate, but we are continuing to gather additional information to finalize the calculation of the Transition Tax.

The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest these earnings outside the U.S. If such earnings were repatriated to the U.S., we may be subject to additional tax expense.

We file income tax returns in the United States federal, State of California and various other state jurisdictions, as well as various other jurisdictions outside of the United States. Our United States federal and state tax years for 2006 and forward are subject to examination by taxing authorities, due to unutilized net operating losses. All tax years for jurisdictions outside of the United States are also subject to examination. We do not have any unrecognized tax benefits to date.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. If some amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. If we determine that a loss is reasonably possible, and the range of the loss is estimable, then we disclose the range of the possible loss. If we cannot estimate the range of loss, it will disclose the reason why we cannot estimate the range of loss. On a quarterly basis we evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our consolidated financial statements included in Item 8 of this Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our net revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated between 30% and 32% of our net revenue from our international business for the years ended December 31, 2017, 2016 and 2015. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our net revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

Interest Rate Sensitivity

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Inflation Risk

We do not believe that inflation currently has a material effect on our business.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Rimini Street, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rimini Street, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Reverse Recapitalization

As discussed in Note 3 to the consolidated financial statements, the Company entered into a merger on October 10, 2017, which has been accounted for as a reverse recapitalization. The Company’s common stock was adjusted to give effect for the exchange ratio.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 15, 2018

RIMINI STREET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except per share amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$21,950	$9,385
Restricted cash	18,077	18,852
Accounts receivable, net of allowance of $51 and $36, respectively	63,525	55,324
Prepaid expenses and other	8,560	5,748
Total current assets	112,112	89,309

Long-term assets:
Property and equipment, net	4,255	4,559
Deferred debt issuance costs, net	3,520	3,950
Deposits and other	1,565	965
Deferred income taxes, net	719	595
Total assets	$122,171	$99,378

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$15,500	$24,750
Accounts payable	10,137	8,839
Accrued compensation, benefits and commissions	18,154	18,304
Other accrued liabilities	22,920	18,346
Deferred insurance settlement	8,033	-
Liability for embedded derivatives	1,600	5,400
Deferred revenue	152,390	137,293
Total current liabilities	228,734	212,932

Long-term liabilities:
Long-term debt, net of current maturities	66,613	63,314
Deferred revenue	29,182	27,538
Liability for redeemable warrants	-	7,269
Other long-term liabilities	7,943	1,835
Total liabilities	332,472	312,888

Commitments and contingencies (Note 10)

Stockholders’ deficit (1):
Preferred stock, $0.0001 par value per share. Authorized 100,000 shares; no shares issued and outstanding	-	-
RSI convertible preferred stock, $0.001 par value per share. Authorized, issued and outstanding 100,486 shares in 2016; aggregate liquidation preference of $20,551 in 2016	-	19,542
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 59,314 and 24,282 shares as of December 31, 2017 and 2016, respectively	6	2
Additional paid-in capital	94,967	19,102
Accumulated other comprehensive loss	(867)	(1,046)
Accumulated deficit	(304,407)	(251,110)
Total stockholders' deficit	(210,301)	(213,510)
Total liabilities and stockholders' deficit	$122,171	$99,378

(1)	See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except per share amounts)

	2017	2016	2015

Net revenue	$212,633	$160,175	$118,163
Cost of revenue	82,898	67,045	52,766
Gross profit	129,735	93,130	65,397

Operating expenses:
Sales and marketing	66,759	72,936	50,330
General and administrative	36,144	36,212	24,220
Litigation costs and related insurance recoveries:
Litigation settlement and pre-judgment interest	-	2,920	21,411
Professional fees and other defense costs of litigation	17,171	21,379	17,140
Insurance recoveries	(12,311)	(54,248)	(5,819)
Total operating expenses	107,763	79,199	107,282

Operating income (loss)	21,972	13,931	(41,885)

Non-operating expenses:
Interest expense	(43,357)	(13,356)	(829)
Other debt financing expenses	(18,361)	(6,372)	-
Gain (loss) from change in fair value of redeemable warrants	(16,352)	1,578	-
Gain (loss) from change in fair value of embedded derivatives	3,800	(5,400)	-
Other income (expense), net	320	(1,786)	(1,104)
Loss before income taxes	(51,978)	(11,405)	(43,818)
Income tax expense	(1,319)	(1,532)	(1,451)
Net loss	(53,297)	(12,937)	(45,269)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	179	(500)	(227)
Comprehensive loss	$(53,118)	$(13,437)	$(45,496)

Loss per share attributable to common stockholders:
Net loss attributable to common stockholders:
Net loss	$(53,297)	$(12,937)	$(45,269)
Deemed dividend for beneficial conversion feature of RSI Preferred Stock (1)	-	(10,000)	-
Net loss attributable to common stockholders	$(53,297)	$(22,937)	$(45,269)
Net loss per share attributable to common stockholders (basic and diluted) (2)	$(1.65)	$(0.95)	$(1.87)
Weighted average number of shares of Common Stock outstanding (basic and diluted) (2)	32,229	24,262	24,222

(1)	Represents beneficial conversion feature related to RSI Series C Preferred Stock issued in October 2016 as discussed in Note 8.
(2)	See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

						Accumulated
	RSI Convertible				Additional	Other
	Preferred Stock (1)		Common Stock (1)		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital (1)	Loss	Deficit	Total

Balances, December 31, 2014	44,045	$9,635	24,200	$2	$14,381	$(319)	$(192,904)	$(169,205)
Stock-based compensation	-	-	-	-	2,272	-	-	2,272
Warrant fair value adjustment	-	-	-	-	59	-	-	59
Issuance of shares upon exercise of stock options	-	-	47	-	51	-	-	51
Foreign currency translation loss	-	-	-	-	-	(227)	-	(227)
Net loss	-	-	-	-	-	-	(45,269)	(45,269)

Balances, December 31, 2015	44,045	9,635	24,247	2	16,763	(546)	(238,173)	(212,319)
Issuance of Series C Preferred Stock	56,441	10,001	-	-	-	-	-	10,001
RSI Series C Convertible Preferred Stock offering costs	-	(94)	-	-	-	-	-	(94)
Beneficial conversion feature of Series C Preferred Stock	-	-	-	-	10,000	-	-	10,000
Deemed dividend for beneficial conversion features	-	-	-	-	(10,000)	-	-	(10,000)
Stock-based compensation	-	-	-	-	2,297	-	-	2,297
Warrant fair value adjustment	-	-	-	-	(7)	-	-	(7)
Issuance of shares upon exercise of stock options	-	-	35	-	49	-	-	49
Foreign currency translation loss	-	-	-	-	-	(500)	-	(500)
Net loss	-	-	-	-	-	-	(12,937)	(12,937)

Balances, December 31, 2016	100,486	19,542	24,282	2	19,102	(1,046)	(251,110)	(213,510)
Stock-based compensation	-	-	-	-	2,963	-	-	2,963
Warrant fair value adjustment	-	-	-	-	380	-	-	380
Exercise of stock options for cash	-	-	1,219	-	872	-	-	872
Give effect to Mergers and reverse recapitalization:
Conversion of RSI Preferred Stock	(100,486)	(19,542)	24,058	3	19,539	-	-	-
Cashless exercise of warrant	-	-	43	-	-	-	-	-
Elimination of redemption liability for Origination Agent warrants	-	-	-	-	23,621	-	-	23,621
Issuance of Common Stock:
Net equity infusion from Mergers	-	-	9,324	1	38,926	-	-	38,927
Financial advisors for transaction costs	-	-	388	-	3,884	-	-	3,884
Transaction costs incurred by RSI	-	-	-	-	(14,282)	-	-	(14,282)
Cash paid to settle stock options of former employees	-	-	-	-	(38)	-	-	(38)
Foreign currency translation gain	-	-	-	-	-	179	-	179
Net loss	-	-	-	-	-	-	(53,297)	(53,297)

Balances, December 31, 2017	-	$-	59,314	$6	$94,967	$(867)	$(304,407)	$(210,301)

(1)	See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,297)	$(12,937)	$(45,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion and amortization of debt discount and issuance costs	24,890	10,121	-
Write-off of debt discount and issuance costs	12,071	-	-
Loss (gain) from change in fair value of redeemable warrants	16,352	(1,578)	-
Loss (gain) from change in fair value of embedded derivatives	(3,800)	5,400	-
Paid-in-kind interest expense	2,966	900	-
Stock-based compensation expense	2,963	2,297	2,272
Depreciation and amortization	1,973	1,783	1,451
Deferred income taxes	(124)	(520)	(379)
Other	381	-	131
Make-whole applicable premium included in interest expense	4,607	-	-
Changes in operating assets and liabilities:
Accounts receivable	(8,348)	(14,663)	(8,501)
Prepaid expenses, deposits and other	(3,279)	(1,427)	(2,676)
Accounts payable	1,200	4,636	2,257
Accrued compensation, benefits, commissions and other liabilities	5,623	10,759	8,621
Deferred insurance settlement	8,033	-	-
Accrued litigation settlement	-	(121,411)	21,411
Deferred revenue	16,952	57,031	22,255

Net cash provided by (used in) operating activities	29,163	(59,609)	1,573

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,392)	(1,188)	(1,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital infusion in reverse recapitalization	42,414	-	-
Principal payments on borrowings	(41,994)	(15,313)	(432)
Make-whole applicable premium related to prepayment of borrowings	(4,607)	-	-
Payments for offering costs	(12,247)	-	-
Principal payments on capital leases	(776)	(733)	(430)
Debt issuance costs paid	(114)	(560)	(31)
Proceeds from exercise of employee stock options	872	44	51
Cash paid to settle stock options of former employees	(38)	-	-
Net proceeds from borrowings	-	83,743	-
Net proceeds from issuance of Series C Preferred Stock	-	9,907	-

Net cash provided by (used in) financing activities	(16,490)	77,088	(842)

Effect of foreign currency translation changes	509	(613)	(285)

Net change in cash, cash equivalents and restricted cash	11,790	15,678	(1,301)
Cash, cash equivalents and restricted cash at beginning of year	28,237	12,559	13,860

Cash, cash equivalents and restricted cash at end of year	$40,027	$28,237	$12,559

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,542	$2,972	$829
Cash paid for income taxes	1,730	1,609	907

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Credit Facility exit fee obligations converted to principal	$50,000	$-	$-
Liability for mandatory fees and related debt discount under Credit Facility:
Adjustment for updated calculation of mandatory trigger event exit fees	9,414	9,957	-
Balance at inception of Credit Facility	-	45,301	-
Adjustment for mandatory consulting fees due to amendment	-	6,000	-
Elimination of redemption liability for Origination Agent warrants	23,621	-	-
Conversion of RSI Preferred Stock to Common Stock in connection with the Mergers	19,542	-	-
Increase in payables for debt discount for amendment fees under Credit Facility	5,000	-	-
Issuance of Common Stock in connection with the Mergers:
RSI financial advisor for transaction costs	2,375	-	-
GPIA deferred underwriting fee liability as reduction of capital infusion	1,509	-	-
Assumption of note payable to GP Sponsor in connection with the Mergers	1,992	-	-
Purchase of equipment under capital lease obligations	214	868	769
Increase in payables for capital expenditures	65	47	26
Acquisition of prepaid expenses in connection with the Mergers	14	-	-
Deemed dividend for beneficial conversion feature related to RSI Preferred Stock	-	10,000	-
Issuance of redeemable warrant in connection with the Credit Facility	-	8,847	-

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. RSI provides enterprise software support services.

In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. As discussed in Note 3, the Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. The transactions associated with the first merger and the second merger are referred to herein as the “Mergers”. The accompanying financial statements refer to the “Company” to include the accounts and activities of RSI before the Mergers, and those of RMNI after the Mergers, except where the context indicates otherwise. RSI’s capital structure consisted of Series A, B and C Convertible Preferred Stock (“RSI Preferred Stock”) and Class A and B Common Stock (“RSI Common Stock”). RSI Preferred Stock and RSI Common Stock are collectively referred to as “RSI Capital Stock”.

Since GPIA was a non-operating public shell company, the Mergers have been accounted for as a capital transaction rather than a business combination. Specifically, the transaction was accounted for as a reverse recapitalization consisting of the issuance of RMNI Common Stock by RSI for the net monetary assets of GPIA accompanied by a recapitalization. Accordingly, the net monetary assets received by RMNI as a result of the Mergers with GPIA have been treated as a capital infusion on the closing date. In order to reflect the change in capitalization, the historical capitalization related to shares of RSI Common Stock have been retroactively restated based on the exchange ratio as if shares of RMNI Common Stock had been issued as of the later of (i) the issuance date of the shares, or (ii) the earliest period presented in the accompanying consolidated financial statements. As discussed in Note 6, the conversion of RSI Preferred Stock to RMNI Common Stock required the affirmative vote by the respective holders of RSI Preferred Stock. Therefore, conversion is not reflected until October 10, 2017, and the capital structure of RMNI is deemed to include the RSI Preferred Stock until consummation of the Mergers.

As the surviving legal entity, the legal capital structure of GPIA is maintained post-merger, while the amounts associated with the historical capital activities and retained earnings of GPIA were eliminated since the amounts associated with the historical capital activities and operations are deemed to be those of RSI, the operating company and predecessor for accounting purposes. Prior to the consummation of the Mergers, GPIA domesticated as a Delaware corporation (the “Delaware Domestication”) and is authorized to issue up to one billion shares of $0.0001 par value common stock, and up to 100 million shares of $0.0001 par value preferred stock that may be issued in one or more series as determined by the Board of Directors. As such, the consolidated financial results of the Company for the years ended December 31, 2017, 2016 and 2015 presented in the consolidated financial statements reflect the operating results of RSI and its consolidated subsidiaries.

The exchange ratio for the Mergers resulted in the issuance of approximately 0.2394 shares of common stock of RMNI for each outstanding share of RSI Capital Stock (the “Exchange Ratio”) on October 10, 2017. Upon consummation of the Mergers, the former GPIA shareholders owned approximately 9.3 million shares of RMNI Common Stock and the former RSI shareholders obtained an 83% controlling interest in the outstanding shares of RMNI Common Stock. Upon consummation of the Mergers, RSI also appointed seven of the nine members of the Board of Directors of RMNI.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

As of December 31, 2017, the Company had available cash, cash equivalents and restricted cash of $40.0 million. As discussed in Notes 1 and 3, on October 10, 2017 the Company completed the Mergers with GPIA which resulted in net cash proceeds of approximately $42.4 million, after payment of GPIA transaction costs of $7.9 million. After a pay down of $5.0 million of mandatory Trigger Event exit fees due to the Origination Agent as required under the amended Credit Facility (defined in Note 5) and payment of the Company’s transaction costs of approximately $11.9 million, the net proceeds available for working capital purposes amounted to $25.5 million. As of December 31, 2017, the Company has cash obligations related to its Credit Facility that are due within the next 12 months for principal, interest and other fees of approximately $34.6 million. Additionally, the Company is obligated to make operating and capital lease payments of $5.7 million that are due within the next 12 months. The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

Emerging Growth Company

Upon completion of the Mergers discussed in Notes 1 and 3, the Company became an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. GPIA previously elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Reclassifications

In addition to the accounting for the reverse recapitalization discussed in Note 1, certain amounts in the consolidated financial statements of RSI issued for prior years have been reclassified to conform to the Company’s presentation for the current year. These reclassifications had no effect on the previously reported net loss, working capital deficit, stockholders’ deficit and cash flows.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, accounts receivable, valuation assumptions for stock options, embedded derivatives and warrants, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation may be affected.

Risks and Uncertainties

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history in a rapidly changing industry. These risks include the Company’s ability to manage its rapid growth and its ability to attract new customers and expand sales to existing customers, risks related to litigation, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in its capital stock may not be recoverable. The Company’s success depends upon the acceptance of its expertise in providing services, development of sales and distribution channels, and its ability to generate significant revenues and cash flows from the use of this expertise.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented on an entity-level basis for purposes of making operating decisions and assessing financial performance. The entity-level financial information is identical to the information presented in the accompanying consolidated statements of operations and comprehensive loss. Accordingly, the Company has determined that it operates in a single operating and reportable segment.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents. Cash and cash equivalents consist primarily of demand deposits with financial institutions.

Payments received from customers are initially deposited in cash accounts controlled by an agent of the Company’s lenders under the Credit Facility discussed in Note 5. Restricted cash also includes demand deposits that are pledged as collateral for corporate credit card debts. On a monthly basis, the Company submits a request to release the restricted funds and, upon approval, the funds are transferred to the Company’s bank accounts that are classified as cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the following assets:

Years

Computer equipment	1-3
Furniture and fixtures	3-7
Capitalized software costs	3
Leasehold improvements	Up to 8 years, not to exceed lease term

Maintenance and repairs are expensed as incurred. Application development costs related to internal use software projects are capitalized and included in property and equipment. Preliminary planning activities and post implementation activities for internal use software projects are expensed as incurred. Construction-in-progress primarily consists of computer equipment and leasehold improvements that have not yet been placed into service for their intended use. Depreciation commences when assets are initially placed into service for their intended use.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment and other long-lived assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Impairment for intangible software assets is based upon an assessment of net realizable value. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. No impairment of long-lived assets occurred in the years presented.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs and Discounts

Debt issuance costs are costs incurred to obtain new debt financing or modify existing debt financing and consist of incremental direct costs incurred for professional fees and due diligence services, including reimbursement of similar costs incurred by the lenders. Debt issuance costs are allocated proportionately between funded and unfunded portions of debt. Amounts paid to the lenders when a financing is consummated are a reduction of the proceeds and are treated as a debt discount. Debt issuance costs and discounts related to funded debt are presented in the accompanying consolidated balance sheet as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method. Debt issuance costs related to unfunded debt is presented in the accompanying consolidated balance sheets as a long-term asset and are amortized using the straight-line method over the contractual term of the debt agreement. Unamortized deferred debt issuance costs are not charged to expense when the related debt becomes a demand obligation due to the violation of terms so long as it is probable that the lenders will either waive the violation or will agree to amend or restructure the terms of the indebtedness. If either circumstance is probable, the deferred debt issuance costs continue to be amortized over the remaining term of the initial amortization period. If it is not probable, the costs will be charged to expense.

Deferred Offering Costs

Commissions, legal fees and other costs that are directly associated with equity offerings are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to stockholders’ deficit in the period it is determined that the offering was successful. Deferred offering costs related to unsuccessful equity offerings are recorded as expense in the period when it is determined that an offering is unsuccessful.

Revenue Recognition

Revenue is derived from support services, and to a lesser extent, software licensing and related maintenance and professional services. A substantial majority of revenue is from support services, and revenue from other sources has been minimal to date. Revenues are recognized when all the following criteria are met:

•	Persuasive evidence of an arrangement exists. The Company generally relies on a written sales contract to determine the existence of an arrangement.
•	Delivery has occurred. The Company considers delivery to have occurred over the contractual term when support service is available to the customer in the manner prescribed in the contractual arrangement, and when there are no further additional performance or delivery obligations.
•	Fee is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

•	Collection is reasonably assured. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. Previous uncollectable receivables have not had a material impact on the consolidated financial statements for the periods presented.

The Company recognizes its support services revenue provided on third-party software in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition. Pricing for support services is generally established on a per-customer basis as set forth in the arrangements. The non-cancellable terms of the Company’s support services arrangements generally range from one to three years and in most cases, include an extended initial support service period of generally three to six months. This results in a discounted fee for the initial support service period. For such arrangements, revenue is limited to the amount that is not contingent upon the future delivery of support services whereby each annual billing period is recognized on a straight-line basis over the respective annual support service period. For arrangements not subject to this contingent revenue limitation, the total arrangement fee is recognized as revenue on a straight-line basis over the non-cancellable term.

In a limited number of arrangements, the Company also licenses software and related maintenance services under term-based arrangements. The terms of software licenses and services support are the same, and when support services are terminated, the software license is also terminated. To date software has not been licensed separately, but rather has only been licensed along with service support arrangements. The Company applies the provisions of ASC 985-605, Software Revenue Recognition, to these deliverables. Accordingly, all revenue from the software license is recognized over the term of the support services.

Domestic sales taxes of $2.6 million, $1.9 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, have not been billed to customers, and have been included in general and administrative costs. Revenues generally include any taxes withheld by foreign customers and subsequently remitted to governmental authorities in those foreign jurisdictions. Foreign withholding taxes included in revenues amounted to $0.4 million, $0.5 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue consists of billings issued that are non-cancellable but not yet paid and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.

Allowance for Doubtful Accounts

The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of customers, and general economic conditions. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may either be in excess or less than the estimated allowance.

Advertising

Advertising costs are charged to sales and marketing expense in the period incurred.

Legal Costs and Deferred Settlement Proceeds

Legal fees and costs are charged to general and administrative expense as incurred, other than legal fees and costs that are accounted for as deferred offering costs and debt issuance costs. The proceeds from legal fee insurance coverage prepaid settlements are being accounted for as a deferred liability that is being reduced as legal expenses related to the litigation are incurred in the future.

Loss and Gain Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If some amount within a range of loss appears to be a better estimate than any other amount within the range, the Company accrues that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the Company accrues the lowest amount in the range. If the Company determines that a loss is reasonably possible and the range of the loss is estimable, then the Company discloses the range of the possible loss. If the Company cannot estimate the range of loss, it will disclose the reason why it cannot estimate the range of loss. The Company regularly evaluates current information available to it to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed.

Contingencies that may result in gains are not recognized until realization is assured, which typically requires collection in cash.

Stock-Based Compensation and Warrant Expense

The Company measures the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. The Company computes the fair value of options using the Black-Scholes-Merton (“BSM”) option pricing model. The Company recognizes the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. Stock-based compensation expense is recognized based on awards ultimately expected to vest whereby estimates of forfeitures are based upon historical experience.

In addition, the Company utilized the BSM option-pricing model to estimate the fair value of warrants granted in exchange for a financial performance guarantee. The fair value of such warrants was charged to expense on a straight-line basis over the requisite service period. For warrants where a performance commitment date has not been established, the fair value is adjusted periodically until the commitment date occurs.

Embedded Derivatives

When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded separately from the carrying value of the host contract, with subsequent changes in the estimated fair value recorded as a non-operating gain or loss in the Company’s consolidated statements of operations.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beneficial Conversion Features

A beneficial conversion feature is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of a deemed dividend. A conversion option is in the money if the conversion price is lower than the fair value of a share into which it is convertible.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings.

The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. Interest and penalties related to income taxes are recognized in the provision for income taxes.

Foreign Currency Translation

The Company’s reporting currency is the U.S. Dollar, while the functional currencies of its foreign subsidiaries are their respective local currencies. The asset and liability accounts of the foreign subsidiaries are translated from their local currencies at the exchange rates in effect on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses resulting from the translation of the subsidiary balance sheets are recorded net of tax as a component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are recorded in other income and expense in the consolidated statements of operations and comprehensive loss. The tax effect has not been material to date.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed using the treasury stock method by giving effect to the exercise of all potential shares of common stock, including stock options and warrants, and the conversion of RSI Preferred Stock, to the extent dilutive. RSI Preferred Stock participated in dividends but was not considered participating securities when there was a net loss because the holders did not have a contractual obligation to share in the losses.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during fiscal year 2017:

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment, aimed at simplifying the accounting for share-based transactions. The standard included modifications to the accounting for income taxes upon vesting or settlement of equity awards, employer tax withholding on share-based compensation and financial statement presentation of excess tax benefits. The standard also provides an alternative on incorporating forfeitures in share-based compensation. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements. The Company decided to maintain its current practice of estimating forfeitures in accounting for stock-based compensation.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The new standard is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statements of cash flows and must be adopted retrospectively for each prior reporting period presented upon initial adoption. The new standard is effective for the Company beginning in the first quarter of 2019 with early adoption permitted. The Company elected to adopt this standard during the fourth quarter of 2017, and there were no transactions that required retrospective adjustments in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015. For the year ended December 31, 2017, the Company was required to pay $4.6 million for a make-whole applicable premium associated with a mandatory principal prepayment in April 2017. This new standard required that this payment be classified as a financing cash flow in the accompanying consolidated statement of cash flows for the year ended December 31, 2017, whereas in the previously issued consolidated interim financial statements this transaction was reported as an operating cash flow. Accordingly, retrospective effect will be given when the applicable 2017 interim financial statements are reissued in 2018.

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective; Management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company beginning in the first quarter of fiscal 2019. The new standard allows for two transition methods: (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption date. Management is currently reviewing historical contracts to quantify the impact that the adoption of the standard will have on specific performance obligations, as well as the recognition of costs related to obtaining customer contracts.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which require organizations that lease assets (“lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Under the new standard, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by management, will also be required. The standard will be effective for the Company beginning in the first quarter of fiscal 2020, assuming the Company would still qualify as an emerging growth company as noted above. Early adoption is permitted. However, the new standard must be adopted retrospectively to each prior reporting period presented upon initial adoption.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications of share-based payment awards but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This standard will be effective for the Company in the first quarter of fiscal 2019.

NOTE 3 — MERGER AGREEMENT AND REVERSE RECAPITALIZATION

Merger Agreement

As discussed in Note 1, on October 10, 2017, RSI and GPIA entered into the Merger Agreement, which has been accounted for as a reverse recapitalization. Pursuant to the Merger Agreement, the consummation of the first merger was conditioned upon, among other things there being (i) a minimum of $50.0 million of cash available to GPIA (including the cash in GPIA’s trust account and any cash provided by an affiliate of GPIA, GPIC Ltd, a Bermuda company (“GP Sponsor”) pursuant to its equity commitment) and (ii) a minimum amount of immediately available cash in the GPIA trust account of not less than $5.0 million after giving effect to the redemption of GPIA public shares. Pursuant to the equity commitment letter entered into between GPIA and GP Sponsor (the “Equity Commitment Letter”), GP Sponsor was required (in certain circumstances) to provide backstop equity financing by means of purchasing newly issued GPIA shares based on a per share issue price of $10.00 in an aggregate amount of up to $35.0 million.

GPIA’s shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of approximately 14.3 million shares of GPIA for gross redemption payments of $143.9 million. After settlement of the redemption requests, approximately 5.7 million shares of GPIA remained outstanding and the available cash was approximately $14.3 million. Additionally, GP Sponsor provided backstop equity financing through its purchase of 3.6 million shares of Common Stock at a price of $10.00 per share, resulting in gross proceeds of $36.0 million, and total available cash amounted to $50.3 million. In accounting for the reverse recapitalization, the net cash proceeds amounted to $42.4 million and resulted in the issuance of 9.3 million shares of Common Stock, as shown in the table below (dollars in thousands, expect per share amounts):

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total	Available
	Shares	Cash

Balances, October 9, 2017	20,009,776	$158,219
Less redemption of GPIA shares prior to the Mergers	(14,286,064)	(143,904)
Balances before backstop equity financing	5,723,712	14,315
GP Sponsor subscription for 3,600,000 shares at $10.00 per share	3,600,000	36,000
Balances prior to consummation of the Mergers	9,323,712	$50,315

In connection with the Mergers, an outstanding loan payable to GP Sponsor with a face amount of approximately $3.0 million and an imputed value of $2.0 million as discussed in Note 5, was assumed by the Company. Additionally, $1.5 million of GPIA’s deferred underwriting liability was settled through the issuance of 150,937 shares of RMNI common stock valued at $10.00 per share. Accordingly, the net equity infusion amounted to $38.9 million, as shown in the table below (in thousands):

GPIA available cash prior to consummation of the Mergers	$50,315
Less permitted cash payments prior to consummation of the Mergers:
GPIA deferred underwriting fee liability	(4,550)
GPIA transaction costs related to the Mergers	(3,351)
Net cash proceeds upon consummation of the Mergers	42,414
Other GPIA assets acquired and liabilities assumed in Mergers:
Prepaid expenses	14
Deferred underwriting fee liability settled in shares of Common Stock	(1,509)
Assumed note payable to GP Sponsor	(1,992)
Net equity infusion from GPIA as of October 10, 2017	$38,927

The net cash proceeds from GPIA of $42.4 million were used to (i) pay down $5.0 million of mandatory Trigger Event exit fees due to the Origination Agent as discussed in Note 5, (ii) pay transaction costs payable in cash that were incurred by RSI of approximately $11.9 million, and (iii) the remainder of approximately $25.5 million was deposited to a restricted cash control account under the Credit Facility.

The aggregate purchase price for RSI as set forth in the Merger Agreement was $775.0 million, which amount was reduced by, among other things, the aggregate amount of certain debt obligations of RSI (“the “Merger Consideration”). The Merger Consideration was settled through the conversion of RSI’s Capital Stock into shares of RMNI Common Stock at an issuance price of $10.00 per share. Each issued and outstanding share of the RSI’s Class A and Class B Common Stock, and each issued and outstanding share of each series of RSI Preferred Stock (collectively, “RSI Capital Stock”), was automatically converted into the applicable portion of the Merger Consideration with the number of shares computed based on the Exchange Ratio.

Outstanding options to purchase shares of RSI’s Capital Stock granted under the 2007 Plan and 2013 Plan (each as defined in Note 7) converted into stock options for shares of RMNI Common Stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Merger Agreement, after giving effect to the Exchange Ratio. The warrants discussed in Note 8 held by the Origination Agent (as defined in Note 5) were modified to provide for the issuance of additional warrants. All of the warrants held by the Origination Agent converted into warrants for shares of RMNI Common Stock with the exercise price and number of shares adjusted to give effect for the Exchange Ratio. Additionally, the anti-dilution provisions discussed in Note 5, and the cash redemption feature discussed in Note 8, were eliminated with respect to the Origination Agent warrants upon consummation of the Mergers.

Lock-Up and Escrow Share Arrangements

Certain former stockholders of RSI and GPIA have agreed to lock-up restrictions regarding the future transfer of an aggregate of approximately 45.2 million shares of Common Stock. Such shares may not be transferred or otherwise disposed of for a period of twelve months through October 10, 2018, subject to certain exceptions.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to secure the indemnification, reimbursement and other rights of GPIA under the Merger Agreement, certain major shareholders of RSI agreed to place an aggregate of 5.5 million shares of Common Stock in escrow for a period of twelve months through October 10, 2018. These escrowed shares are included in the 45.2 million shares subject to the lock-up restrictions discussed above and are entitled to any dividends declared and to exercise all voting rights during such escrow period.

Transaction Costs and Financial Advisory Fees

GPIA and RSI were obligated to pay certain financial advisory fees that the parties agreed to settle through the issuance of shares of RMNI Common Stock (based upon a value of $10.00 per share of RMNI Common Stock). As a result, upon consummation of the Mergers an aggregate of 388,437 shares of RMNI Common Stock were issued with a fair value of approximately $3.9 million. Transaction costs incurred by RSI related to the merger amounted to $14.3 million (including $2.4 million representing its share of financial advisory fees settled in shares of RMNI Common Stock), which were charged to additional paid-in capital upon consummation of the Mergers.

Capitalization Adjustments

The table below summarizes the number of shares of RMNI Common Stock issued upon consummation of the Mergers consisting of (i) the number of shares of RSI Capital Stock outstanding immediately before the Mergers along with the impact of the Exchange Ratio, (ii) the impact of fractional share adjustments, and (iii) the number of shares of RMNI Common Stock outstanding immediately after the Delaware Domestication and consummation of the Mergers on October 10, 2017:

RSI Capital Stock		Number of
Type	Series/ Class	Shares

Preferred	A	5,499,900	(1)
Preferred	B	38,545,560	(1)
Preferred	C	56,441,036	(1)
Common	A	529,329	(1)
Common	B	102,925,500	(1)

Total shares of RSI Capital Stock as of October 10, 2017		203,941,325

Effect of Exchange Ratio to convert RSI Capital Stock to Common Stock		48,826,159	(2)
Adjustment for fractional shares		(67	)(3)
Cashless exercise of Guarantee Warrant on closing date		42,556	(4)

Common Stock issued to former RSI stockholders at closing		48,868,648

(1)	Represents the number of shares of RSI Capital Stock issued and outstanding immediately prior to consummation of the Mergers on October 10, 2017.

(2)	In accounting for the reverse recapitalization, RSI Capital Stock outstanding as of October 10, 2017 was converted to shares of RMNI Common Stock based on the Exchange Ratio.

(3)	The total number of shares of RMNI Common Stock issued to the former holders of RSI Capital Stock was net of fractional shares resulting from rounding down in the application of the Exchange Ratio.

(4)	Adams Street Partners and its affiliates (collectively referred to as “ASP”) agreed to exercise on a cashless basis their Guarantee Warrant for 344,828 shares of Rimini Street’s Class A common stock at an exercise price of $1.16 per share immediately prior to consummation of the Mergers. This cashless exercise resulted in the issuance of 177,751 shares of RSI’s Class A common stock which converted to 42,556 shares of RMNI Common Stock upon consummation of the Mergers.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OTHER FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

For purposes of the consolidated statements of cash flows, as of December 31, 2017, 2016 and 2015 cash, cash equivalents and restricted cash are as follows (in thousands):

	2017	2016	2015

Cash and cash equivalents	$21,950	$9,385	$12,457
Restricted cash:
Control accounts under Credit Facility	17,644	18,263	-
Corporate credit card debts and other	433	589	102
Total restricted cash	18,077	18,852	102
Total cash, cash equivalents and restricted cash	$40,027	$28,237	$12,559

As shown above, the vast majority of restricted cash relates to certain depositary accounts that are subject to control agreements with the lenders under the Credit Facility discussed in Note 5.

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is set forth below for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

Allowance, beginning of year	$36	$115	$115
Provisions	45	57	55
Write offs, net of recoveries	(30)	(136)	(55)
Allowance, end of year	$51	$36	$115

Prepaid Expenses and Other Current Assets

As of December 31, 2017 and 2016, prepaid expenses and other current assets consist of the following (in thousands):

	2017	2016

Prepaid expenses and deposits	$5,030	$4,500
Foreign tax refunds receivable	1,292	483
Prepaid loan agent and service fees	216	218
Other	2,022	547
Total	$8,560	$5,748

Property and Equipment

As of December 31, 2017 and 2016, property and equipment consisted of the following (in thousands):

	2017	2016

Computer equipment	$6,966	$6,033
Furniture and fixtures	2,654	2,406
Capitalized software costs	433	433
Leasehold improvements	1,090	739
Construction-in-progress	59	297
Total property and equipment	11,202	9,908
Less accumulated depreciation	(6,947)	(5,349)
Property and equipment, net	$4,255	$4,559

Depreciation expense was $2.0 million, $1.7 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

As of December 31, 2017 and 2016, other accrued liabilities consist of the following (in thousands):

	2017	2016

Accrued sales and other taxes	$11,266	$8,411
Accrued professional fees	8,407	7,184
Current maturities of capital lease obligations	533	802
Income taxes payable	485	433
Other accrued expenses	2,229	1,516
Total other accrued liabilities	$22,920	$18,346

As of December 31, 2017 and 2016, accrued professional fees included a 15% holdback, or approximately $2.7 million, for amounts due to one of the Company’s attorneys for defense costs in connection with the Oracle litigation described in Note 10. The holdback amount is expected to be paid in fiscal 2018.

Advertising

Advertising costs were $1.2 million, $1.3 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Income (Expense), Net

For the years ended December 31, 2017, 2016 and 2015, other income (expense), net consists of the following (in thousands):

	2017	2016	2015

Interest income	$198	$27	$11
Other expenses	(69)	(90)	(50)
Foreign currency transaction gain (loss)	191	(1,724)	(1,065)
Total other income (expense), net	$320	$(1,787)	$(1,104)

NOTE 5 — DEBT

As of December 31, 2017 and 2016, debt consists of the following (in thousands):

	2017	2016

Credit Facility, net of discount	$80,054	$88,064
Note payable to GPIA Sponsor, net of discount	2,059	-
Total	82,113	88,064
Less current maturities	(15,500)	(24,750)
Long-term debt, net of current maturities	$66,613	$63,314

Credit Facility

Overview. In June 2016, the Company entered into a multi-draw term loan Financing Agreement (the “Credit Facility”) with a syndicate of lenders (the “Lenders”). The Credit Facility matures in June 2020 and provides for an aggregate commitment up to $125.0 million, which consisted of an initial term loan for $30.0 million in June 2016, a “delayed draw A Term Loan” for $65.0 million, and a “delayed draw B Term Loan” for $30.0 million. An origination fee equal to 5.0% of the $125.0 million commitment was paid in cash to the Lenders from the proceeds of the initial term loan. The Credit Facility provides for an Original Issue Discount (“OID”) of 2.0% of the initial face amount of borrowings. Origination fees and OID are accounted for as debt discounts and issuance costs (“DIC”).

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Facility are collateralized by substantially all assets of the Company, including certain cash depository accounts that are subject to control agreements with the Lenders. As of December 31, 2017 and 2016, the restricted cash balance under the control agreements totaled $17.6 million and $18.3 million, respectively. The Company is required to comply with various financial and operational covenants on a monthly or quarterly basis, including a leverage ratio, minimum liquidity, churn rate, asset coverage ratio, minimum gross margin, and certain budget compliance restrictions. As of December 31, 2017, the Company was in compliance with covenants under the Credit Facility. Additionally, the covenants in the Credit Facility prohibit or limit the Company’s ability to incur additional debt, pay cash dividends, sell assets, merge or consolidate with another company, and other customary restrictions associated with debt arrangements.

Obligations to Origination Agent. Concurrent with execution of the Credit Facility, one of the lenders that serves as the origination agent (the “Origination Agent”) agreed to provide general business and financial strategy, corporate structure, and long-term strategic planning services pursuant to a consulting agreement that required the Company to make annual cash payments of $2.0 million over the four-year term of the agreement. The Company accounted for the fees payable under this arrangement as debt issuance costs since the value of the future services was not determinable. The consulting agreement initially provided for a pro rata reduction in the annual cash payments when over 50% of the original principal balance was repaid, but this provision was eliminated in October 2016. The elimination of the pro rata reduction changed the contingent nature of the future consulting payments and, accordingly, the Company accrued the entire $6.0 million of remaining payments as a contractual debt liability with a corresponding increase in the DIC in October 2016. The consulting agreement also provided for the issuance of a warrant to the Origination Agent to purchase 2,651,503 shares of Common Stock at an exercise price of $5.64 per share, representing approximately 5.0% of the Company’s fully-diluted share capital on the date of issuance. The fair value of this warrant on the issuance date in June 2016 was $8.8 million, which was accounted for as a debt issuance cost.

The Credit Facility also requires certain payments to the Origination Agent upon the occurrence of a trigger event (“Trigger Event”), which is defined as the earliest of (i) the debt maturity date of June 2020, (ii) the first date on which all the obligations are repaid in full and the commitments of the Lenders are terminated, (iii) the acceleration of the obligations in the event of a default, (iv) initiation of any insolvency proceeding, foreclosure or deed in lieu of foreclosure, and (v) the termination of the Credit Facility for any reason. Upon a Trigger Event, the Company is required to pay (i) a commitment exit fee, (ii) a continuing origination agent service fee, (iii) a consulting exit fee of $14.0 million, and (iv) a foreign withholding tax fee of up to $2.0 million. The commitment exit fee is calculated using the annualized revenue for the most recent fiscal quarter in which a Trigger Event occurs, times a multiplier of 6.9% of annualized revenue up to $300.0 million, and lower percentages for annualized revenue in excess of $300.0 million. The settlement value of the commitment exit fee was $9.6 million at inception of the Credit Facility. The continuing origination agent service fee is also calculated using the annualized revenue for the most recent fiscal quarter in which a Trigger Event occurs, times a multiplier of 14.1% of annualized revenue up to $300.0 million, and lower percentages for annualized revenue in excess of $300.0 million. The continuing origination agent fee was estimated at $19.7 million at inception of the Credit Facility. At inception of the Credit Facility in June 2016, the aggregate Trigger Event fees amounted to approximately $45.3 million and were accounted for as a contractual obligation and a corresponding increase in the DIC related to the Credit Facility. Changes in the Trigger Event obligations are recognized in the same manner as changes are determined in subsequent periods.

Interest and Fees. The outstanding principal balance under the Credit Facility provides for monthly interest payments at 15.0% per annum, consisting of 12.0% per annum that is payable in cash and 3.0% per annum that is payable through the issuance of additional borrowings beginning on the interest payment due date (referred to as paid-in-kind, or “PIK” interest). In addition, a make-whole applicable premium payment of approximately 15.0% per annum through June 2019 is required for certain principal prepayments as defined in the Credit Facility.

The Credit Facility provided for collateral monitoring fees at the rate of 0.5% of the outstanding principal balance through October 2016, which increased to 2.5% of the outstanding principal balance thereafter. Until funding occurs, the Credit Facility requires unused line fees of 15.0% per annum on the undrawn portion of the $65.0 million commitment under the delayed draw A Term Loan, and 5.0% per annum on the undrawn portion of the $30.0 million commitment under the delayed draw B Term Loan. In October 2016, the unused line fee terminated with respect to borrowings of $65.0 million under the delayed draw A Term Loan, and $12.5 million of borrowings under the delayed draw B Term Loan. The remaining unused line fee related to the $17.5 million undrawn portion of the delayed draw B Term Loan will expire in June 2020, subject to early termination events as set forth in the Credit Facility. All unused line fees and collateral monitoring fees are payable monthly in arrears and are recorded as a component of other debt financing expenses in the period incurred. Collateral monitoring fees and unused line fees are included in other debt financing expenses in the accompanying consolidated statements of operations and comprehensive loss. Upon the occurrence and during the continuance of any event of default, the principal (including PIK interest), and all unpaid interest bear an additional interest rate of 2.0% per annum (the “Default Interest”) from the date such event of default occurs until it is cured or waived. To date, the Lenders have waived all Default Interest that would have otherwise been payable during periods when events of default existed.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurs annual loan service and agent fees of $0.4 million, which are being amortized to other debt financing expenses using the straight-line method over the annual service period. As of December 31, 2017 and 2016, the aggregate unamortized balance of the loan service and agent fees was approximately $0.2 million, which is included in prepaid expenses and other in the accompanying consolidated balance sheets.

Accretion and Amortization. DIC that relates to the entire Credit Facility has been allocated pro rata between the funded and unfunded portions of the Credit Facility based on the relative amounts that have been cumulatively borrowed versus the undrawn portion of the $125.0 million commitment. DIC related to funded debt is accreted to interest expense using the effective interest method based on the aggregate principal obligations to the Lenders and consulting and Trigger Event obligations to the Origination Agent. DIC associated with unfunded debt is amortized using the straight-line method from the date incurred through the maturity date of the Credit Facility, which is included in other debt financing expenses in the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2017 and 2016, accretion of DIC related to the funded portion of the Credit Facility is at an annual rate of 26.3% and 25.6%, respectively. Excluding the impact of unused line fees, collateral monitoring fees, and amortization of DIC related to the unfunded portion of the Credit Facility, the overall effective rate was 41.3% as of December 31, 2017 and 40.6% as of December 31, 2016.

Principal Prepayments. Under the Credit Facility, the Company is required to make payments to the Lenders when certain extraordinary cash receipts are received. Extraordinary receipts include certain insurance settlements and court awards from litigation and appeals of judgments. As discussed in Note 10, in April 2017 the Company received net proceeds from an insurance settlement of $18.7 million that was used to make a mandatory $14.1 million principal payment, and a $4.6 million make-whole applicable premium payment due to the Lenders.

In connection with the third amendment to the Credit Facility, the Company made a principal prepayment of $2.5 million in May 2017. Beginning in the first quarter of 2017, the amended Credit Facility required quarterly principal payments equal to 75% of the calculated Excess Cash Flow (as defined in the Credit Facility). In May 2017, the Company made a principal prepayment of $4.0 million to satisfy the Excess Cash Flow requirement for the first quarter of 2017. No further payments were required in 2017. In October 2017, the Lenders agreed to change the measurement period for Excess Cash Flow from quarterly to an annual measurement period effective for the year ending December 31, 2019 (payable in cash beginning in April 2020).

Beginning on April 1, 2017, all customer prepayments for service periods in excess of one year were required to be applied to reduce the outstanding principal balance, resulting in total prepayments of $0.9 million for the year ended December 31, 2017. Beginning in October 2017, the Lenders agreed to eliminate this requirement for future customer prepayments.

Equity Issuance Commitment. In October 2016, the Credit Facility was amended to require the Company to complete additional equity issuances (“New Equity”) for aggregate net proceeds of at least $35.0 million by May 2017, with 50% of such net proceeds utilized to repay outstanding borrowings and make-whole applicable premium to the Lenders. In May 2017, the Lenders agreed to amend the Credit Facility to extend the date to complete the New Equity until November 2018. In connection with the May amendment, the Company incurred an amendment fee equal to 1.0% of the $125.0 million commitment under the Credit Facility and agreed to pay certain “target date” fees if (i) the filing date for a Form S-4 registration statement occurred after June 30, 2017, and (ii) if the consummation of the Merger Agreement discussed in Note 3 occurred after August 31, 2017. If these target dates were not achieved, additional fees of 1.0% of the $125.0 million commitment were required as of the designated target date and each month thereafter until the required event occurred. The amendment fee was originally payable upon the earlier of receipt of the New Equity or March 31, 2018. The target date fees were payable upon the earlier of (i) receipt of the New Equity, (ii) the maturity date of the Credit Facility, and (iii) the termination date of the Credit Facility. Pursuant to an amendment in October 2017, the amendment fee and an equity raise delay fee in the aggregate amount of $2.5 million are now due upon the earlier of (i) April 16, 2019 and (ii) such time that the Company raises at least $100.0 million of equity financing including the gross proceeds from the Mergers. Upon consummation of the Mergers discussed in Note 3 on October 10, 2017, the Lenders permanently waived the requirement to pay an equity raise delay fees of $1.25 million incurred on October 1, 2017 and for each month thereafter.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Credit Facility Activity for 2017. Presented below is a summary of activity related to the funded debt, including allocated DIC, for the year ended December 31, 2017 (in thousands):

	December 31,	PIK	Liability	Cash Payments			Amendment	Accretion	December 31,
	2016	Accrual	Adjustments	Scheduled	Prepayments	Transfers (1)	Costs	Expense	2017

Contractual liabilities:
Principal balance	$107,900	$2,966	$-	$(13,500)	$(21,494)	$50,000	$-	$-	$125,872
Mandatory trigger event exit fees	55,258	-	9,414	-	(5,000)	(50,000)	-	-	9,672
Mandatory consulting fees	6,000	-	-	(2,000)	-	-	-	-	4,000
Total contractual liability	169,158	2,966	9,414	(15,500)	(26,494)	-	-	-	139,544

Debt discount and issuance costs:
Original issue discount	2,150	-	-	-	(334)	-	-	-	1,816
Origination fee	5,375	-	-	-	(837)	-	-	-	4,538
Amendment fee	8,600	-	-	-	(1,379)	-	4,300	-	11,521
Fair value of warrants	7,608	-	-	-	(1,184)	-	-	-	6,424
Consulting fees to lenders	7,720	-	-	-	(1,201)	-	-	-	6,519
Mandatory trigger event exit fees	55,258	-	9,414	-	(9,472)	-	-	-	55,200
Other issuance costs	3,823	-	-	-	(608)	-	385	-	3,600
Total discount and issuance costs	90,534	-	9,414	-	(15,015)	-	4,685	-	89,618
Cumulative accretion	(9,440)	-	-	-	2,944	-	-	(23,632)	(30,128)
Net discount	81,094	-	9,414	-	(12,071)	-	4,685	(23,632)	59,490
Net carrying value	$88,064	$2,966	$-	$(15,500)	$(14,423)	$-	$(4,685)	$23,632	$80,054

(1)	Represents the transfer of contractual obligations from mandatory Trigger Event exit fees to principal as required by the Sixth Amendment to the Credit Facility entered into in October 2017.

Funded Credit Facility Activity for 2016. Presented below is a summary of activity related to the funded debt, including allocated DIC, for the period from June 24, 2016 (inception of the loan) through December 31, 2016 (in thousands):

	June 24,	PIK	Liability	Principal		Funding	Amendment	Accretion	December 31,
	2016	Accrual	Adjustments	Borrowings	Payments	Transfers (1)	Costs	Expense	2016

Contractual liabilities:
Principal balance	$30,000	$900	$-	$77,500	$(500)	$-	$-	$-	$107,900
Mandatory trigger event exit fees	45,301	-	9,957	-	-	-	-	-	55,258
Mandatory consulting fees	-	-	6,000	-	-	-	-	-	6,000
Total contractual liability	75,301	900	15,957	77,500	(500)	-	-	-	169,158

Debt discount and issuance costs:
Original issue discount	600	-	-	1,550	-	-	-	-	2,150
Origination fee	1,500	-	-	-	-	3,875	-	-	5,375
Amendment fee	-	-	-	-	-	-	8,600	-	8,600
Fair value of warrants	2,123	-	-	-	-	5,485	-	-	7,608
Consulting fees to lenders	480	-	6,000	-	-	1,240	-	-	7,720
Mandatory trigger event exit fees	45,301	-	9,957	-	-	-	-	-	55,258
Other issuance costs	697	-	-	-	-	1,799	1,327	-	3,823
Total discount and issuance costs	50,701	-	15,957	1,550	-	12,399	9,927	-	90,534
Amortization expense, net (2)	-	-	-	-	-	(1,069)	-	(8,371)	(9,440)
Net discount	50,701	-	15,957	1,550	-	11,330	9,927	(8,371)	81,094
Net carrying value	$24,600	$900	$-	$75,950	$(500)	$(11,330)	$(9,927)	$8,371	$88,064

(1)	The proportionate DIC for periods prior to the funding date were transferred from the unfunded debt to the funded debt in connection with an amendment to the Credit Facility in October 2016.
(2)	Consists of $8.4 million of accretion related to funded debt, plus a $1.1 million transfer of amortization from the unfunded debt issuance costs in October 2016 in connection with the Second Amendment.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unfunded Credit Facility Activity. The Company accounts for DIC related to the unfunded portion of the Credit Facility as a long-term asset that is amortized to expense using the straight-line method from the date the costs are incurred through the maturity date of the Credit Facility. Presented below is a summary of activity related to DIC allocated to the unfunded debt for the period from June 24, 2016 (inception of the loan) through December 31, 2017 (in thousands):

	June 24,		Amortization	Funding	December 31,		Amortization	December 31,
	2016	Additions	Expense	Transfers (1)	2016	Additions	Expense	2017

Origination fee	$4,750	$-	$-	$(3,875)	$875	$-	$-	$875
Amendment fee	-	1,400	-	-	1,400	700	-	2,100
Fair value of warrants	6,724	-	-	(5,485)	1,239	-	-	1,239
Consulting fees to lenders	1,520	-	-	(1,240)	280	-	-	280
Other issuance costs	2,205	183	-	(1,799)	589	60	-	649
Total deferred debt issuance costs	15,199	1,583	-	(12,399)	4,383	760	-	5,143
Cumulative amortization, net	-	-	(1,502)	1,069	(433)	-	(1,190)	(1,623)
Deferred debt issuance costs, net	$15,199	$1,583	$(1,502)	$(11,330)	$3,950	$760	$(1,190)	$3,520

(1)	The proportionate costs and accumulated amortization for the period prior to the funding date were transferred from the unfunded debt to the funded debt in October 2016 in connection with the Second Amendment.

Success Fee. If the Company requests that the Lenders assist in arranging future debt financings, a “success fee” equal to 4.0% of the total maximum commitment amount (whether or not drawn) will be payable to the Lenders. This arrangement will automatically terminate in June 2020, but the Company may elect for early termination at any time. To the extent that a qualified financing is completed within one year after the termination date, the Company will remain obligated to pay the success fee.

Related Party Note Payable to GP Sponsor

As discussed in Note 3, upon consummation of the Merger Agreement an outstanding loan payable to GP Sponsor with a face amount of approximately $3.0 million was assumed by the Company. This loan is non-interest bearing and is not due and payable until the outstanding principal balance under the Credit Facility is less than $95.0 million. Interest was imputed under this note payable at the rate of 15.0% per annum, which resulted in a discount of approximately $1.0 million as of October 10, 2017. Accordingly, the initial carrying value was approximately $2.0 million and the DIC is being accreted using the effective interest method. Accretion expense for the period from October 10, 2017 through December 31, 2017 amounted to approximately $0.1 million resulting in a net carrying value of $2.1 million as of the end of fiscal 2017.

Future Debt Maturities

Based on the $139.5 million contractual liability outstanding under the Credit Facility and the $3.0 million face amount of the related party note payable to GP Sponsor, the scheduled future maturities as of December 31, 2017, are as follows (in thousands):

	Credit Facility
	Principal		Trigger	Mandatory		GP Sponsor
Year Ending December 31,	Balance		Event Fees	Consulting	Total	Note Payable		Total

2018	$13,500	(1)	$-	$2,000	$15,500	$-		$15,500
2019	15,000	(1)	-	2,000	17,000	-		17,000
2020	97,372	(1)	9,672	-	107,044	2,981	(2)	110,025

Total	$125,872		$9,672	$4,000	$139,544	$2,981		$142,525

(1)	Represents principal amortization as set forth in the Sixth Amendment to the Credit Facility.
(2)	This note is due and payable when the outstanding principal balance under the Credit Facility is less than $95.0 million.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendments to Credit Facility

The Company has entered into six amendments to the Credit Facility from August 2016 through October 2017. These amendments were primarily required to address non-compliance with certain covenants in the Credit Facility that resulted in events of default, whereby the Lenders agreed to revise the covenants to be less restrictive. In connection with these amendments, the Company incurred amendment fees of $10.0 million paid in October 2016, $1.25 million incurred in June 2017, and $3.75 million incurred in October 2017. The Company has evaluated each of the six amendments and determined that all of them should be accounted for as modifications. Accordingly, the DIC immediately before the amendments, plus the additional amendment fee and third-party costs incurred on behalf of the Lenders, are included as part of the net carrying value of the funded debt and as long-term debt issuance costs for the unfunded debt. Professional fees and other costs incurred by the Company for the amendments were charged to expense in the period incurred. The key provisions of the amendments are discussed below.

At inception of the Credit Facility, the future proceeds from the delayed draw A and B Term Loans were structured to fund required payments to settle the judgment in the Oracle litigation and to accelerate the Company’s next phase of growth and product portfolio expansion. Under the Credit Facility, the Lenders’ obligation to fund the delayed draw A and B Term Loans was subject to certain conditions set forth in the Credit Facility. In October 2016, the Company determined that the amount of borrowings required to fully settle the Oracle litigation discussed in Note 10 exceeded the limitation set forth in the Credit Facility, and the Company had not delivered 2015 audited financial statements to the Lenders, both of which resulted in the existence of an event of default and prevented the Company from being able to gain access to the delayed draw A and B Term Loans. In October 2016, the Company and the Lenders entered into an amendment to the Credit Facility (the ‘‘Second Amendment’’), which cured the events of default and enabled funding of the delayed draw A Term Loan for $65.0 million and the delayed draw B Term Loan for $12.5 million. Pursuant to the Second Amendment, the requirement to make quarterly principal payments equal to 25% of the calculated Excess Cash Flow was increased to 75% of Excess Cash Flow beginning with the calculation for the first quarter of 2017, and all customer prepayments for service periods in excess of one year that were received after April 1, 2017 were required to be applied to reduce the outstanding principal balance. Additionally, the monthly collateral monitoring fee increased from 0.50% per annum to 2.50% per annum of the outstanding borrowings, including PIK borrowings.

From November 2016 through April 2017, the Company had made expenditures that exceeded certain budgetary compliance covenants set forth in the Credit Facility and the Company failed to provide audited financial statements by April 30, 2017, which resulted in the existence of events of default under the Credit Facility. In May 2017, the Lenders amended the Credit Facility (the ‘‘Third Amendment’’) and revised the metrics associated with the previously violated covenants whereby they are less restrictive for past and future compliance and extended the due date of the audited financial statements, which resulted in the elimination of these covenant violations. The Company agreed to make a principal payment of $6.5 million, including satisfying the 75% of Excess Cash Flow payment of $4.0 million for the first quarter of 2017. Contractual principal amortization payments for April and May 2017 were also increased by an aggregate of $2.5 million and the Lenders did not charge Default Interest during the period that the events of default existed.

On October 3, 2017, the Company entered into the sixth amendment (the “Sixth Amendment”) to the Credit Facility. The Sixth Amendment became effective and was contingent upon the consummation of the Mergers discussed in Note 3 that closed on October 10, 2017. Pursuant to the Sixth Amendment, upon consummation of the Mergers the Company was required to prepay $5.0 million of mandatory trigger event consulting exit fees due to the Origination Agent. In addition, $50.0 million of the remaining mandatory trigger event exit fees under the Credit Facility were converted into interest-bearing principal. As a result, the existing mandatory Trigger Event exit fees were reduced by $55.0 million and the principal balance outstanding under the Credit Facility increased by $50.0 million. The $50.0 million of additional principal incurred by the transfer of mandatory Trigger Event exit fees is not subject to make-whole applicable premium in the event of prepayment or repayment from future equity financings. In addition, the conditions set forth in the lender consents that required at the closing of the Mergers a payment of at least $35.0 million be made to the Lenders under the Credit Facility, was deemed to be satisfied upon the effectiveness of the Sixth Amendment.

Upon the effectiveness of the Sixth Amendment, the $50.0 million of mandatory Trigger Event exit fees that converted into term debt bears interest at 12.0% per annum payable in cash and 3.0% per annum payable in kind (“PIK”) and is subject to collateral monitoring fees at 2.5% per annum. In addition, certain of the mandatory Trigger Event exit fees will continue to be adjusted up or down based on annualized net revenue for the most recently completed calendar quarter. Prior to the Sixth Amendment, these mandatory Trigger Event exit fees were required to be adjusted through the termination date of the Credit Facility. However, pursuant to the Sixth Amendment, these adjustments will cease when the principal balance under the Credit Facility is $52.0 million or less.

In connection with the entry into the Sixth Amendment, various financial covenants were adjusted such that management of the Company believes that future compliance will be maintained. The Company agreed to pay an amendment fee in connection with the Sixth Amendment of $3.75 million, which is due and payable in July 2019, but will be waived under certain conditions as discussed below. As of December 31, 2017, other long-term liabilities include $6.25 million which consists of unpaid amendment fees totaling $5.0 million and $1.25 million for the target date fee for the delay in closing the Mergers as discussed above.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Sixth Amendment is expected to improve the liquidity and capital resources of the Company in the following ways:

•	The previous requirement to utilize proceeds from the Merger Agreement to make an estimated principal and make-whole applicable premium payment was eliminated.
•	Principal payments of $6.75 million that would have been payable during the fourth quarter of 2017 were eliminated during that time period and will be due at maturity. For the six months ending June 30, 2018, principal payments were reduced from $2.25 million per month to $1.0 million per month. Beginning in July 2018 and continuing through maturity of the Credit Facility, principal payments were reduced from $2.5 million per month to $1.25 million per month. The Company may elect to prepay $4.25 million of the principal payments eliminated for the fourth quarter of 2017 by March 31, 2018, without incurring a make-whole applicable premium on such prepayment.
•	The Sixth Amendment capped aggregate cash payments for transaction costs and deferred underwriting fees related to the Merger Agreement at $20.0 million. The actual cash payments were $19.8 million, consisting of $7.9 million related to GPIA and $11.9 million related to RSI.
•	The unfunded portion of the Credit Facility for $17.5 million remains available and may be borrowed through the maturity date with the consent of the Origination Agent, with $5.0 million of the $17.5 million that may be drawn through February 2018 (i) without written consent of the Origination Agent, and (ii) subject to a lower minimum liquidity threshold.

The Sixth Amendment also provided for improvements in financial covenants and the elimination of certain covenants and changes in fees if the Company completes certain equity financings, including the Mergers, and if the following events occur by April 10, 2018:

•	If the Company completes one or more additional equity financings such that the aggregate gross proceeds of the Mergers and such equity financings result in the principal balance of the term loans under the Credit Facility to be less than $95.0 million, and if the Company has received at least $42.5 million in cash from net proceeds from the Mergers and subsequent equity financings, then the Lenders have agreed to make certain additional concessions in the terms of the Credit Facility, including the elimination of (i) accrual of PIK interest on all of the term loans under the Credit Facility, (ii) the requirement to pay the $3.75 million amendment fee for the Sixth Amendment, and (iii) the marketing return ratio, churn rate and minimum gross margin financial covenants.
•	If the aggregate outstanding principal balance of the term loans under the Credit Facility is less than $95.0 million, but the Company has not received at least $42.5 million in net cash proceeds from the Mergers and subsequent equity financings, then the Lenders have agreed to eliminate the marketing return ratio, churn rate and minimum gross margin financial covenants, but PIK interest on the term loans will continue to accrue at the existing 3.0% rate, and the Company will be required to pay the $3.75 million amendment fee on the earlier to occur of (i) July 2, 2019 and (ii) the closing of aggregate equity financings of at least $100.0 million, including the proceeds from the Mergers.
•	If the aggregate outstanding principal balance of the term loans under the Credit Facility is greater than or equal to $95.0 million, then the Company will be required to (i) pay the Sixth Amendment fee equal to $3.75 million which will be due and payable on the earlier to occur of July 2, 2019 and the closing of aggregate equity financings of at least $100.0 million, including the proceeds from the Mergers, if such equity financings occur prior to July 2, 2019, (ii), PIK interest on the term loans will continue to accrue at the existing 3.0% per annum rate and (iii) the marketing return ratio, churn rate and minimum gross margin financial covenants will not be eliminated until the term loans under the Credit Facility are less than $95.0 million.

Proceeds from the Merger Agreement and subsequent equity financings will be applied as follows to the Lenders and the Origination Agent under the Credit Facility:

•	equity proceeds from the first $50.0 million of gross proceeds from the Merger Agreement were required to pay down $5.0 million of mandatory Trigger Event exit fees due to the Origination Agent; and
•	net cash proceeds in excess of the $50.0 million minimum required for the closing of the Mergers are applied as follows:
•	the first $42.5 million of net cash proceeds may be retained by the Company or utilized to pay down the term loans;
•	additional net cash proceeds are required to pay down the term loan to $95.0 million;
•	the Company may then retain the next $17.5 million of such net cash proceeds on its balance sheet or utilize it to pay down the term loans; and
•	50% of any additional net cash proceeds shall be used to pay down term loans and the remaining 50% of such net cash proceeds to be retained on the balance sheet.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense

The components of interest expense for the years ended December 31, 2017, 2016 and 2015 are presented below (in thousands):

	2017		2016	2015

Credit Facility:
Interest expense at 12.0%	$11,954		$3,597	$-
PIK interest at 3.0%	2,966		900	-
Accretion expense for funded debt	23,632		8,371	-
Make-whole applicable premium for principal prepayment	4,607	(1)	-	-
Accretion expense for GP Sponsor note payable	68		-	-
Interest on other borrowings	130		488	829
Total interest expense	$43,357		$13,356	$829

(1)	Consists of make-whole applicable premium associated with a $14.1 million principal prepayment due to the insurance settlement discussed in Note 10.

Other Debt Financing Expenses

The components of other debt financing expenses for the years ended December 31, 2017, 2016 and 2015 are presented below (in thousands):

	2017		2016	2015

Write-off of debt discount and issuance costs	$12,071	(1)	$-	$-
Collateral monitoring fees	2,505		538	-
Penalty under Credit Facility for delay in closing of Mergers	1,250	(2)	-	-
Amortization of debt issuance costs related to unfunded debt	1,190		1,502	-
Unused line fees	893		4,095	-
Amortization of prepaid agent fees and other	452		237	-
Total debt financing fees	$18,361		$6,372	$-

(1)	Consists of the write-off of the proportional DIC associated with $21.5 million of principal prepayments and $5.0 million of mandatory Trigger Event exit fee prepayments for the year ended December 31, 2017.
(2)	Due to the delay in closing the Merger Agreement discussed in Note 3, on September 1, 2017 the Company incurred a penalty equal to 1.0% of the $125.0 million commitment under the Credit Facility.

Line of Credit

Until June 2016, the Company had a line of credit that provided for total borrowings of $15.0 million, with a $0.3 million sub-limit for the Company’s corporate credit card program. Borrowings under the line of credit provided for interest at the bank’s prime rate plus 0.75%. The interest rate was 4.25% as of December 31, 2015. The line of credit had a lockbox provision whereby customer payments were received in a lockbox controlled by the Lenders. In June 2016, the line of credit balance was paid in full and the related agreement was terminated.

Embedded Derivatives

The Credit Facility includes features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. The Company determined that embedded derivatives include the requirement to pay (i) make-whole applicable premium in connection with certain mandatory prepayments of principal, (ii) target date fees set forth in the amended Credit Facility, (iii) default interest due to non-credit-related events of default, and (iv) mandatory principal prepayments associated with customer prepayments for service periods that commence more than one year after the contract effective dates. As a result of the Sixth Amendment to the Credit Facility, there was a significant reduction in the fair value of embedded derivatives during the fourth quarter of 2017. These embedded derivatives are classified within Level 3 of the fair value hierarchy and have an aggregate fair value of $1.6 million and $5.4 million as of December 31, 2017 and 2016, respectively. The fair value of embedded derivatives may increase during 2018 due to the impact of the Appeal discussed in Note 10.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of these embedded derivatives was estimated using the “with” and “without” method. Accordingly, the Credit Facility was first valued with the embedded derivatives (the “with” scenario) and subsequently valued without the embedded derivatives (the “without” scenario). The fair values of the embedded derivatives were estimated as the difference between these two scenarios. The fair values were determined using the income approach, specifically the yield method. As of December 31, 2017, key Level 3 assumptions and estimates used in the valuation of the embedded derivatives include timing of projected principal payments, remaining term to maturity of approximately 2.5 years, probability of default of approximately 35%, and a discount rate of 20.9%. The discount rate is comprised of a risk-free rate of 1.9% and a credit spread of 19.0% determined based on option-adjusted spreads from public companies with similar credit quality. As of December 31, 2016, key Level 3 assumptions and estimates used in the valuation of the embedded derivatives include timing of projected principal payments, remaining term to maturity of approximately 3.5 years, probability of default of approximately 34% and a discount rate of 20.6%. The discount rate is comprised of a risk-free rate of 1.6% and a credit spread of 19.0% determined based on option-adjusted spreads from public companies with similar credit quality.

The change in the fair value of embedded derivative liabilities resulted in a gain of $3.8 million for the year ended December 31, 2017, and a loss of $5.4 million for the year ended December 31, 2016. These changes in fair value are reflected in the Company’s consolidated statements of operations as a gain (loss) from change in fair value of embedded derivatives.

NOTE 6 — Capital Structure

Preferred Stock. Upon completion of the Delaware Domestication discussed in Note 1, the Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors is authorized to establish the voting rights, if any, designations, powers, preferences, special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2017, there were no preferred shares designated, issued or outstanding.

Common Stock. Upon completion of the Delaware Domestication discussed in Note 1, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. Holders of the Company’s shares of common stock are entitled to one vote for each share.

RSI Preferred Stock. As discussed in Note 3, the previously outstanding RSI Preferred Stock required the affirmative vote by the respective holders of RSI Preferred Stock in order to effect the conversion to shares of Common Stock. Therefore, conversion is not reflected until October 10, 2017, and the capital structure of the Company is deemed to include the RSI Preferred Stock until consummation of the Mergers when an aggregate of approximately 24.1 million shares of RMNI Common Stock were issued to the previous holders of RSI Preferred Stock. ASP owned 100% of the outstanding shares of RSI Series B and C Preferred Stock and upon consummation of the Mergers received an aggregate of 22.7 million shares of RMNI Common Stock. As of December 31, 2017, ASP owns an aggregate of approximately 23.3 million shares of RMNI Common Stock, representing 39.2% of the issued and outstanding shares. An affiliate of ASP is a member of the Company’s board of directors.

Presented below is a summary by series of the authorized, issued and outstanding shares, the net carrying values, and the liquidation preferences of RSI Preferred Stock Preferred Stock as of December 31, 2016 (and immediately prior to the effectiveness of the Mergers), and the impact of the conversion to shares of Common Stock upon consummation of the Mergers (in thousands):

RSI Preferred Stock as of December 31, 2016				Conversion to Common Stock
	Number of	Carrying	Liquidation	Number of	Common	Additional
Series	Shares (1)	Value (2)	Preference (3)	Shares (4)	Stock	Paid-in Capital

A	5,500	$493	$550	1,317	$-	$493
B	38,545	9,142	10,000	9,228	1	9,141
C	56,441	9,907	10,001	13,513	2	9,905
Total	100,486	$19,542	$20,551	24,058	$3	$19,539

(1)	Represents the number of shares of RSI Preferred Stock by series that were authorized, issued and outstanding. Each issued and outstanding share of RSI Preferred Stock was convertible into one share of RSI common stock.

(2)	The carrying value for each series of RSI Preferred Stock was net of incremental and direct professional fees and other costs incurred in connection with the original issuance.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	In the event of a liquidation, sale, dissolution, change of control, or winding up of the Company, whether voluntary or involuntary, the holders of RSI Preferred Stock were entitled to receive, prior and in preference to the holders of RSI Common Stock, any distribution of the assets of the Company in an amount equal to the sum of (i) the original issuance price of $0.1000 for Series A, $0.2594 for Series B, and $0.1772 for Series C Preferred Stock, and (ii) all declared but unpaid dividends on such share of RSI Preferred Stock (collectively, the “Liquidation Preference”). In the event funds were insufficient to make a complete distribution to all holders of RSI Preferred Stock, the remaining assets would have been distributed with equal priority and pro rata among the holders of each series of RSI Preferred Stock so that each holder would have received the same percentage of the applicable preferential amount. After full payment of the Liquidation Preference to the holders of RSI Preferred Stock, the remaining assets would have been distributed with equal priority and pro rata to the holders of RSI Common Stock based on the number of shares of RSI Common Stock held by each common stockholder.

(4)	Conversion to shares of RMNI Common Stock upon consummation of the Mergers on October 10, 2017 is based on the Exchange Ratio as discussed further in Note 3.

Beneficial Conversion Feature. At the date of issuance of RSI’s Series C Preferred Stock in October 2016, the fair value of RSI’s common stock exceeded the issuance price of $0.1772 for the Series C Preferred Stock. The fair value of the RSI common stock into which the shares of Series C Preferred Stock were immediately convertible had a fair value that exceeded the $10.0 million of cash consideration received for the issuance of the Series C Preferred Stock, resulting in the recognition of a beneficial conversion feature that was equal to the aggregate Series C Preferred Stock issuance price of $10.0 million. Accordingly, deemed dividends of $10.0 million are reflected as an adjustment to the net loss attributable to shares of Common Stock for purposes of the calculation of loss per share. Deemed dividends reflecting the beneficial conversion feature are treated as an increase in additional paid-in capital with a corresponding reduction in additional paid-in capital in the accompanying consolidated statement of stockholders’ deficit for the year ended December 31, 2016.

NOTE 7 — STOCK OPTIONS

Stock Options

The Company’s 2007 Stock Plan (the “2007 Plan”) reserved up to approximately 14,254,000 shares of common stock for the grant of stock options and stock purchase rights to employees and directors. The 2007 Plan was terminated in November 2013, however the terms of the 2007 Plan continue to govern any outstanding awards thereunder. As of December 31, 2017, options for approximately 8,005,000 shares are outstanding under the 2007 Plan, all of which are vested.

In October 2013, the Company established the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”) that provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. As of July 2017, the 2013 Plan reserved up to approximately 4,766,000 shares of common stock. In addition, the authorized shares of common stock under the 2013 Plan are increased for outstanding options under the 2007 Plan that are subsequently forfeited or expire unexercised. Accordingly, options that expire or are forfeited under the 2007 Plan become available for re-grant under the 2013 Plan. As of December 31, 2017, options for approximately 4,125,000 shares are outstanding under the 2013 Plan and options for approximately 2,412,000 are available for future grants. Through December 31, 2017, grants under the 2013 Plan consist solely of stock options. The 2013 Plan will expire in July 2027.

The 2007 Plan and the 2013 Plan (collectively referred to as the “Stock Plans”) provide for stock options to be granted to employees and directors at an exercise price not less than 100% of the fair value at the grant date. The options granted generally have a maximum term of 10 years from grant date and are exercisable upon vesting. Option grants generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the summary of stock option activity under the Company’s Stock Plans for the years ended December 31, 2017, 2016 and 2015, as restated to give effect for the reverse recapitalization discussed in Note 1 (shares in thousands):

	2017			2016			2015
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)

Outstanding, beginning of year	12,863	$1.94		12,639	$1.84		11,774	$1.55
Granted	1,877	7.63		571	5.79		1,183	5.05
Forfeited	(298)	6.93		(225)	5.63		(174)	4.28
Expired	(1,093)	0.55		(87)	3.63		(97)	1.47
Exercised	(1,219)	0.71		(35)	1.41		(47)	1.09
Outstanding, end of year (3)(4)	12,130	2.95	4.9	12,863	1.94	4.6	12,639	1.84	5.4
Vested, end of year (3)	10,033	2.09	4.0	11,369	1.51	4.1	10,413	1.21	4.7

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	As of December 31, 2017, 2016 and 2015, the aggregate intrinsic value of stock options outstanding was $60.4 million, $28.7 million and $45.6 million, respectively. As of December 31, 2017, 2016 and 2015, the aggregate intrinsic value of vested stock options was $58.4 million, $28.7 million and $43.9 million, respectively.
(4)	The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.1 million shares as of December 31, 2017.

The following table presents the stock option activity affecting the total number of shares available for grant under the 2013 Plan for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

Available, beginning of year	2,899	1,652	1,354
Granted	(1,877)	(571)	(1,183)
Expired options under 2007 Plan	1,093	87	97
Forfeited options under Stock Plans	298	225	174
Newly authorized by Board of Directors	-	1,506	1,210

Available, end of year	2,413	2,899	1,652

On the first day of each fiscal year beginning in 2018, the 2013 Plan provides that the number of authorized shares available for issuance will increase in an amount equal to the lesser of (i) 20.0 million shares, (ii) 4% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s Board of Directors may determine. As discussed in Note 15, the Board of Directors approved an increase in the authorized shares for 2.3 million shares and granted additional stock options for approximately 1.0 million shares on February 6, 2018.

The fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015

Expected life (in years)	5.9	6.0	6.0
Volatility	33%	37%	40%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.9%	1.4%	1.6%
Fair value per common share	$7.63	$5.79	$5.05

The BSM model requires various highly subjective assumptions that represent management’s best estimates of the fair value of the Company’s common stock, volatility, risk-free interest rates, expected term, and dividend yield. Given the absence of an active market for RSI’s common stock prior to October 11, 2107, the Company utilized an independent valuation firm to determine its common stock value generally using the income approach and the market approach valuation methods. The valuation results are reviewed and approved by the Company’s board of directors. The forfeiture rate is based on an analysis of the Company’s actual historical experience.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect during the expected term of the grant. The expected volatility is based on historical volatility of publicly-traded peer companies.

The intrinsic value of the vested employee options exercised during the years ended December 31, 2017, 2016, and 2015 was $7.9 million, $0.2 million and $0.2 million, respectively. The weighted-average grant date fair value per share of employee options during the years ended December 31, 2017, 2016 and 2015 was $2.68, $2.19 and $2.04, respectively.

Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 is classified as follows (in thousands):

	2017	2016	2015

Cost of revenues	$399	$286	$319
Sales and marketing	1,411	764	698
General and administrative	1,153	1,247	1,255
Total	$2,963	$2,297	$2,272

As of December 31, 2017, 2016 and 2015, total unrecognized compensation costs related to unvested stock options were $3.2 million, $1.9 million and $3.3 million, respectively. The remaining unrecognized costs are expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.0 years.

NOTE 8 — WARRANTS

All of the Company’s outstanding warrants are currently exercisable. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. A summary of the terms of outstanding warrants and the number of shares of RMNI Common Stock issuable upon exercise, is presented below as of December 31, 2017 and 2016 (in thousands, except per share amounts):

	Issuance	Expiration	Exercise	Number of Shares
Description	Date	Date	Price	2017		2016 (1)

Redeemable Origination Agent Warrants:
Original Warrant	June 2016	June 2026 (1) (2)	$5.64	-		2,651	(4)
Anti-Dilution Warrant	October 2016	October 2026 (1) (2)	$5.64	-		727	(3)(4)
Merger Warrant	October 2017	June 2026 (2)	$5.64	3,440	(4)	-
Total				3,440		3,378

GPIA Public Warrants	May 2015	October 2022	$11.50	8,625	(5)	-
GP Sponsor Private Placement Warrants	May 2015	October 2022	$11.50	6,063	(6)	-
Guarantee Warrants	October 2014	October 2019 (1)	$4.85	-		83	(7)
Total				18,128		3,461

(1)	The exercise price and number of shares for warrants outstanding as of December 31, 2016 have been retroactively restated to give effect for the reverse recapitalization discussed in Note 1.

(2)	The expiration date is the earlier to occur of the stated expiration date or the date when the Company experiences a change of control.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	In order to maintain the number of shares equivalent to 5.0% of RSI’s fully-diluted share capital as required by the Original Warrant, an Anti-Dilution Warrant was issued in October 2016.

(4)	The Original Warrant and the Anti-Dilution Warrant were redeemable for cash at the option of the holders at the earliest to occur of (i) termination of the Credit Facility discussed in Note 5, (ii) a change of control, or (ii) 30 days prior to the stated expiration date. The redemption price would have been equal to the fair value of the warrants on the date a redemption was elected and, accordingly, the fair value of the warrants was classified as a liability as of December 31, 2016. Since none of the redemption events were considered probable of occurrence within one year, the fair value of the warrants was classified as a long-term liability. Upon consummation of the Mergers discussed in Note 3, the Origination Agent agreed to cancel the Original Warrant and the Anti-Dilution Warrant, in exchange for the Merger Warrant. Additionally, the anti-dilution feature and the cash redemption feature were eliminated in the Merger Warrant. Accordingly, effective October 10, 2017 the fair value of the Merger Warrant was reclassified to additional paid-in capital immediately prior to consummation of the Mergers.

(5)	On May 26, 2015, GPIA completed an initial public offering that included warrants for 8,625,000 shares of Common Stock (the “Public Warrants”). Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants, in whole or in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice is provided to the holders, and (ii) the last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is sent to the Public Warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis.

(6)	Simultaneously with GPIA’s initial public offering in May 2015, GP Sponsor purchased an aggregate of 6,062,500 warrants at a purchase price of $1.00 per warrant in a private placement (the “Private Placement Warrants”). The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

(7)	In October 2014, the Company issued warrants for approximately 83,000 shares (the “Guarantee Warrants”) to certain holders of RSI Preferred Stock in exchange for a three-year guarantee of up to £550,000 pursuant to support service agreements to a customer in the United Kingdom. Since a performance commitment date had not been established, the fair value of the warrants was periodically adjusted through October 10, 2017, when the warrants were exercised on a cashless basis resulting in the issuance of approximately 43,000 shares of RMNI Common Stock. The fair value of the warrant prior to exercise on October 10, 2017 was $441,000. The periodic changes in fair value were amortized to sales and marketing expense through the exercise date, whereby total expense (income) of approximately $380,000, $(7,000) and $59,000, was recognized for the years ended December 31, 2017, 2016 and 2015, respectively.

Presented below is a summary of the accounting treatment for the Original Warrant and the Anti-Dilution Warrant as of the original issuance date, as of December 31, 2016 and as of October 10, 2017 when the warrants were no longer classified as liabilities (in thousands, except per share amounts):

				Loss (Gain) From		Liability	Loss From		Liability
Redeemable Origination	Number of	Value at		Changes in		December 31,	Changes in		October 10,
Agent Warrants	Shares	Issuance		Fair Value (1)		2016	Fair Value (1)		2017

Original Warrant	2,651	$8,847	(2)	$(3,142	)(3)	$5,705	$12,833	(4)	$18,538	(5)
Anti-Dilution Warrant	727	1,484	(3)	80	(3)	1,564	3,519	(4)	5,083	(5)
Total	3,378	$10,331		$(3,062)		$7,269	$16,352		$23,621	(5)

(1)	The Redeemable warrants are classified within Level 3 of the fair value hierarchy. Valuation of the warrants was performed by an independent valuation specialist at the original issuance dates and on a quarterly basis through September 30, 2017. The valuation methodology was performed through a hybrid model using Monte Carlo simulation, which considered possible future equity financing and liquidity scenarios, including an initial public offering, a sale of the business, and a liquidation of the Company. Key Level 3 assumptions inherent in the warrant valuation methodology as of September 30, 2017 include projected revenue multiples of 1.7 to 1.8, volatility of 46% to 48%, the risk-free interest rate of 1.1% to 1.5%, a discount rate for lack of marketability of 6%, and the overall discount rate of approximately 20%. The valuation methodology as of October 10, 2017 only considered the scenario for consummation of the Mergers based on the agreed upon price of $10.00 per share of Common Stock, volatility of 46% to 48%, the risk-free interest rate of 1.1%, and the overall discount rate of approximately 20%. Key Level 3 assumptions inherent in the valuation methodology as of December 31, 2016 include projected revenue multiples ranging from 1.7 to 2.0, volatility ranging from 44% to 65%, the risk-free interest rate ranging from 0.5% to 1.4%, a discount rate for lack of marketability ranging from 26% to 31%, and the overall discount rate of approximately 25%.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	As discussed in Note 5, the original fair value of the warrants to purchase approximately 2,651,000 shares of the Company’s Common Stock was $8.8 million which was accounted for as DIC.

(3)	The fair value of the Anti-Dilution Warrant and other changes in fair value from the issuance date through December 31, 2016, were recognized as a loss on change in fair value of redeemable warrants in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

(4)	Changes in fair value from December 31, 2016 through October 10, 2017, were recognized as a loss on change in fair value of redeemable warrants in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2017.

(5)	As discussed above, the cash redemption feature associated with the Original Warrant and the Anti-Dilution Warrant were eliminated effective on October 10, 2017. Accordingly, the fair value of the warrants in the aggregate amount of $23.6 million was reclassified to additional paid-in capital immediately prior to consummation of the Mergers.

NOTE 9 — INCOME TAXES

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law which significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated (the “Transition Tax”), future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.

The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of the Company’s foreign subsidiaries. However, the Company may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. The Company has not made any provision for additional income taxes on undistributed earnings of its foreign subsidiaries.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. The income tax effects of the Tax Act for which the accounting is incomplete include: the impact of the Transition Tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, whether to elect to expense or depreciate new capital equipment, the impact to the aforementioned items on state income taxes, and potential unrecognized tax benefits relating to the aforementioned items. The Company has made reasonable estimates for each of these items; however, such estimates may subsequently be revised based on evolving analyses and interpretation of the Tax Act and related accounting guidance.

As a result of the Tax Act, the corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2017 to a flat rate of 21% effective January 1, 2018. Accordingly, a provisional decrease of $31.8 million in the Company’s domestic deferred tax assets was recognized and this amount was fully offset by a decrease in the valuation allowance. For its deferred tax assets and liabilities, the Company recorded no provisional net decrease with no corresponding net adjustment to deferred income tax expense for the year ended December 31, 2017 due to a full valuation allowance.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017, 2016 and 2015, loss before income tax expense is as follows (in thousands):

	2017	2016	2015

Domestic	$(56,268)	$(14,644)	$(46,683)
International	4,290	3,239	2,865
	$(51,978)	$(11,405)	$(43,818)

For the years ended December 31, 2017, 2016 and 2015, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes and total income tax expense recognized in the financial statements is as follows (in thousands):

	2017	2016	2015

Income tax benefit at statutory U.S. federal rate	$17,673	$3,877	$14,898
Income tax benefit attributable to U.S. states, net	1,469	380	1,502
Permanent differences:
Non-deductible expenses	(284)	(301)	(225)
Stock-based compensation	(862)	(299)	(284)
Other	(215)	(256)	(110)
Change in statutory federal tax rate	(31,826)	-	-
Transition tax	(1,503)	-	-
Foreign rate differential and foreign tax credits	522	(211)	(328)
Reclassification of warrant to equity and other	(8,828)	1,421	(1,446)
Decrease (increase) in valuation allowance	22,535	(6,143)	(15,458)
Total income tax expense	$(1,319)	$(1,532)	$(1,451)

For the years ended December 31, 2017, 2016 and 2015, income tax benefit (expense) consisted of the following (in thousands):

	2017	2016	2015

Current income tax expense:
Federal	$-	$-	$-
State	(140)	(98)	(62)
Foreign	(1,303)	(1,954)	(1,444)
Total current income tax expense	(1,443)	(2,052)	(1,506)

Deferred income tax benefit:
Federal	-	-	-
State	-	-	-
Foreign	124	520	55
Total deferred income tax benefit	124	520	55
Total income tax expense	$(1,319)	$(1,532)	$(1,451)

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	2017	2016

Deferred income tax assets:
Net operating loss carryforwards	$45,032	$73,027
Deferred revenue	7,907	6,030
Accounts payable and accrued expenses	6,355	6,776
Debt financing interest and fees	4,712	-
Stock-based compensation	1,286	1,793
Capital loss carryforwards	1,439	2,051
Tax credit carryforwards	571	418
Deferred rent and other	401	667
Redeemable warrant liability	-	2,752
Embedded derivative liability	425	2,044
Foreign deferred assets	1,263	1,706
Gross deferred income tax assets	69,391	97,264
Valuation allowance for deferred income tax assets	(68,367)	(90,902)
Net deferred income tax assets	1,024	6,362
Deferred income tax liabilities:
Debt financing interest and fees	-	(5,759)
Other	(305)	(8)
Net deferred tax assets	$719	$595

Net deferred tax assets consist solely of foreign net deferred tax assets which are expected to be realized in the future, and that are included in long-term assets in the accompanying consolidated balance sheets. For the year ended December 31, 2017 the valuation allowance decreased by $22.5 million, primarily as a result of the impact of the Tax Act discussed above. For the years ended December 31, 2016 and 2015 the net increase in the valuation allowance amounted to $6.1 million and $15.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the Company’s lack of domestic earnings history, the domestic net deferred tax assets have been fully offset by a valuation allowance.

At December 31, 2017, the Company has federal net operating tax loss carryforwards of approximately $177.1 million that begin to expire in 2026. At December 31, 2017, the Company has federal foreign tax credits carryforwards of $0.6 million expiring beginning in 2021. Additionally, the Company has varying amounts of net operating loss carryforwards in the U.S. states in which it does business.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Depending on the significance of past and future ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.

As discussed above, the imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of the Company’s foreign subsidiaries. However, the Company may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. The Company has not made any provision for additional income taxes on undistributed earnings of its foreign subsidiaries because the Company intends to permanently reinvest these earnings outside the U.S. If such earnings were repatriated to the U.S., the Company may be subject to additional tax expense. As of December 31, 2017, the cumulative amount of unremitted earnings of the Company’s foreign subsidiaries was $11.0 million. The unrecognized deferred tax liability for these earnings was approximately $1.1 million, consisting primarily of foreign withholding taxes.

The Company files income tax returns in the U.S. federal jurisdiction, the State of California and various other state and foreign jurisdictions. The Company’s federal and state tax years for 2007 and forward are subject to examination by taxing authorities, due to unutilized net operating losses. All foreign jurisdictions tax years are also subject to examination. The Company does not have any unrecognized tax benefits to date.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire from April 2018 to January 2023. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $5.0 million, $4.2 million and $3.1 million, respectively.

Future minimum lease payments under the non-cancellable operating lease agreements are as follows (in thousands):

Year ending December 31:

2018	$5,134
2019	4,016
2020	3,639
2021	3,506
2022	2,658
Thereafter	73
Total	$19,026

Capital leases

The Company has entered into various capital lease agreements for certain computer equipment. The lease terms are 36 months with annual interest rates of 4% to 12%. As of December 31, 2017, the future annual minimum lease payments under capital lease obligations are as follows (in thousands):

Year ending December 31:

2018	$542
2019	232
2020	105
Total minimum lease payments	879
Less amounts representing interest	62
Present value of minimum lease payments	817
Less current portion, included in accrued expenses	533
Long term obligation, included in other long-term liabilities	$284

As of December 31, 2017 and 2016, the carrying values of leased equipment (included as a component of property and equipment) in the consolidated balance sheets, are as follows (in thousands):

	2017	2016

Leased computer equipment	$2,722	$2,487
Less accumulated depreciation	(1,744)	(946)
Net	$978	$1,541

Retirement Plan

The Company has a qualified 401(k) plan for all eligible U.S. employees. Employees may contribute up to the statutory maximum, which is set by law each year. The plan also provides for discretionary employer contributions in an amount equal to 100% of each employee’s contribution, not to exceed 4% of eligible compensation. The Company’s matching contribution to the plan totaled $1.7 million, $1.4 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rimini I Litigation and Related Appeal

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (“Rimini I”), against the Company and its Chief Executive Officer, Seth Ravin, alleging that certain of the Company’s processes violated Oracle’s license agreements with its customers and that the Company committed acts of copyright infringement and violated other federal and state laws. The litigation involved the Company’s business processes and the manner in which the Company provided its services to its clients. To provide software support and maintenance services, the Company requests access to a separate environment for developing and testing the updates to the software programs. Prior to July 2014, PeopleSoft, J.D. Edwards and Siebel clients switching from Oracle to the Company’s enterprise software support systems were given a choice of two models for hosting the development and testing environment for their software: the environment could be hosted on the client’s servers or on the Company’s servers. In addition to other allegations, Oracle challenged the Rimini Street-hosted model for certain Oracle license agreements with its customers that contained site-based restrictions. Oracle alleged that its license agreements with these customers restrict licensees’ rights to provide third parties, such as the Company, with copies of Oracle software and restrict where a licensee physically may install the software. Oracle alleged that, in the course of providing services, the Company violated such license agreements and illegally downloaded software and support materials without authorization. Oracle further alleged that the Company impaired its computer systems in the course of downloading materials for the Company’s clients. Oracle filed amended complaints (together, the “amended complaint”) in April 2010 and June 2011. Specifically, Oracle’s amended complaint asserted the following causes of action: copyright infringement; violations of the Federal Computer Fraud and Abuse Act; violations of the Computer Data Access and Fraud Act; violations of Nevada Revised Statute 205.4765; breach of contract; inducing breach of contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; unfair competition; trespass to chattels; unjust enrichment/restitution; unfair practices; and a demand for an accounting. Oracle’s amended complaint sought the entry of a preliminary and permanent injunction prohibiting the Company from copying, distributing, using, or creating derivative works based on Oracle Software and Support Materials except as allowed by express license from Oracle; from using any software tool to access Oracle Software and Support Materials; and from engaging in other actions alleged to infringe Oracle’s copyrights or were related to its other causes of action. The parties conducted extensive fact and expert discovery from 2010 through mid-2012.

In March and September 2012, Oracle filed two motions seeking partial summary judgment as to, among other things, its claim of infringement of certain copyrighted works owned by Oracle. In February 2014, the court issued a ruling on Oracle’s March 2012 motion for partial summary judgment (i) granting summary judgment on Oracle’s claim of copyright infringement as it related to two of the Company’s PeopleSoft clients and (ii) denying summary judgment on Oracle’s claim with respect to one of the Company’s J.D. Edwards clients and one of the Company’s Siebel clients. The parties stipulated that the licenses among clients were substantially similar. In August 2014, the court issued a ruling on Oracle’s September 2012 motion for partial summary judgment (i) granting summary judgment on Oracle’s claim of copyright infringement as it relates to Oracle Database and (ii) dismissing the Company’s first counterclaim for defamation, business disparagement and trade libel and the Company’s third counterclaim for unfair competition. In response to the February 2014 ruling, the Company revised its business practices to eliminate the processes determined to be infringing, which was completed no later than July 2014.

A jury trial in Rimini I commenced in September 2015. On October 13, 2015, the jury returned a verdict against the Company finding that (i) the Company was liable for innocent copyright infringement, (ii) the Company and Mr. Ravin were each liable for violating certain state computer access statutes, (iii) Mr. Ravin was not liable for copyright infringement, and (iv) neither the Company nor Mr. Ravin were liable for inducing breach of contract or intentional interference with prospective economic advantage. The jury determined that the copyright infringement did not cause Oracle to suffer lost profits, that the copyright infringement was not willful, and did not award punitive damages. Following post-trial motions, Oracle was awarded a final judgment of $124.4 million, consisting of copyright infringement damages based on the fair market value license damages theory, damages for violation of certain state computer access statutes, prejudgment interest and attorneys’ fees and costs. In addition, the court entered a permanent injunction prohibiting the Company from using certain processes – including processes adjudicated as infringing at trial – that the Company ceased using no later than July 2014.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for the $124.4 million judgment to Oracle by recording accrued legal settlement expense of (i) $100.0 million for the year ended December 31, 2014, (ii) $21.4 million for the year ended December 31, 2015, and (iii) pre-judgment interest of $3.0 million for the period from January l, 2016 through October 31, 2016. On October 31, 2016, the Company paid the full judgment amount of approximately $124.4 million to Oracle, and appealed the case to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) to appeal items (i) and (ii) above as well as the injunction. With respect to the injunction entered by the court, the Company argued on appeal that the injunction is vague and contains overly broad language that could be read to cover some of the Company’s current business practices that were not adjudicated to be infringing at trial and should not have been issued under applicable law. On December 6, 2016, the Court of Appeals granted the Company’s emergency motion for a stay of the permanent injunction pending resolution of the underlying appeal and agreed to consider the appeal on an expedited basis. The Court of Appeals heard argument on July 13, 2017.

On January 8, 2018, the Court of Appeals reversed certain awards made in Oracle’s favor during and after the Company’s 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the appellate court in December 2016, all awards and judgments against Mr. Ravin, and amounts paid by the Company as part of the $124.4 million judgment that was overturned by the Court of Appeals, consisting of Oracle’s legal fees of $28.5 million, an award under state computer access statutes and taxable costs and interest totaling $21.3 million, and post-judgment interest of $0.5 million. In its opinion, the Court of Appeals, while affirming the finding of infringement against Rimini (which the jury had found to be "innocent" infringement) for the processes that the Company ceased using no later than July 2014, also stated that the Company "provided third-party support for Oracle's enterprise software, in lawful competition with Oracle's direct maintenance services”. The Company currently expects that Oracle may remit approximately $21.3 million in the second quarter of 2018, with the remaining amount to be resolved in 2018, but the Company can make no assurances as to the ultimate amount of the refunds or the timing of receipt.

On January 22, 2018, the Company filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, the Company asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the trial court set the interest rate using a date that precedes the filing of the litigation, which resulted in an additional judgment amount of approximately $20.2 million that was paid by the Company to Oracle in October 2016. Second, the Company asked the Court of Appeals to rehear the award of non-taxable costs, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the United States Supreme Court and resulted in the Company paying approximately $12.8 million that would not have been assessed in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018 and the mandate was issued on March 13, 2018. If the Company decides to further appeal, it will have up to 90 days to file a request for certiorari in the United States Supreme Court. The Company may or may not choose to pursue further appeal and it is not possible to predict whether any such appeal would be successful.

The attorney’s fee award and injunction that were vacated by the Court of Appeals were remanded to the District Court for further consideration. The injunction originally ordered by the District Court, which was vacated and remanded by the Court of Appeals, would have required that the Company incur additional labor costs to provide support for clients as contracted. Any injunction that might be ordered in the future may or may not have a similar, lesser or greater impact on the Company’s costs of support for its clients or other business impacts. In addition, the ultimate refund amount owed to the Company by Oracle would be subject to the District Court judge’s review of attorney’s fees that were remanded. Any decision by the District Court judge on matters remanded for further consideration will be subject to further appeal to the Court of Appeals. The Company may or may not seek such further appeal and cannot predict whether any further appeal would be successful.

All amounts refunded to the Company as a result of the appeal are required to be utilized to pay down the Company’s Credit Facility (including make-whole applicable premium if received prior to June 24, 2019) as discussed in Note 5. The ultimate refund amount that is paid to the Company, net of amounts paid to an insurance company, will be reflected as a gain in the period received, since the refund amount is being accounted for as a gain contingency whereby no amounts are recognized until an award is realized in cash. In addition, once all remands are completed and all appeals have been exhausted, a portion of the ultimate Oracle attorney’s fees refunded to the Company, net of all costs associated with remand and the appeal, are required to be reimbursed to the insurance company that previously provided payments.

The Company had insurance coverage in place related to the Oracle litigation. In October 2016, the Company received insurance indemnity payments for the judgment totaling $41.7 million as settlement from its insurers without any admission by the insurers of liability. Since the insurance indemnity settlement represented a gain contingency, it was recorded as a reduction in litigation settlement expense in the fourth quarter of 2016 when it was received.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int‘l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that the Company’s revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) the same allegations asserted in Rimini I but limited to new or existing clients for whom the Company provided support from the conclusion of Rimini I discovery in December 2011 until the revised support processes were fully implemented by July 2014, and (ii) new allegations that the Company’s revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, the Company filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss the Company’s amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. On February 14, 2017, the Company filed its answer and motion to dismiss Oracle’s third amended counterclaim, which has been fully briefed and is pending consideration by the court. On March 7, 2017, Oracle filed a motion to strike the Company’s copyright misuse affirmative defense which is briefed. By stipulation of the parties, the court granted the Company’s motion to file its third amended complaint to add claims arising from Oracle’s purported revocation of access by the Company to its support websites on behalf of the Company’s clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss the Company’s third amended complaint on May 30, 2017, and the Company’s opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the Court issued an order granting in part and denying in part the Company’s motion to dismiss Oracle’s third amended counterclaim. The Court granted the Company’s motion to dismiss as to count five, intentional interference with prospective economic advantage, and count eight unjust enrichment. On October 5, 2017, Oracle filed a motion for reconsideration of the Court’s September 22, 2017 Order. The Company filed its opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the Court issued an order granting in part and denying in part Oracle’s motion to dismiss the Company’s third amended complaint. The Court granted Oracle’s motion to dismiss as to the Company’s third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The Court denied Oracle’s motion as to the Company’s causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS § 598.0915(8) and unfair competition. On November 17, 2017 the Court denied Oracle’s motion for reconsideration of the Court’s September 22, 2017 Order. On November 22, 2017, the Company filed a motion for reconsideration of the Court’s November 7, 2017 Order. Oracle filed its opposition to the Company’s motion for reconsideration on December 6, 2017, to which the Company filed its reply on December 13, 2017. That motion is still pending the Court’s decision.

Fact discovery with respect to the above action ended in February 2018, with some depositions rescheduled in March 2018 to accommodate witness or counsel availability. Expert discovery is currently scheduled to end in July 2018. There is currently no trial date scheduled and the Company does not expect a trial to occur in this matter earlier than 2020, but the trial could occur earlier or later than that. Given that discovery is ongoing, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by the Company in connection with its claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be determined. The Company believes that an award for damages is not probable, so no accrual has been made as of December 31, 2017 and 2016.

Other Litigation

From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources and other factors.

Insurance Settlement Agreement

On March 31, 2017, the Company entered into a Settlement Agreement, Release and Policy Buyback Agreement (“Settlement Agreement”) with an insurance company that previously provided coverage for the defense costs related to the Oracle litigation referred to as Rimini II. The Settlement Agreement provided for aggregate payments to the Company of $24.0 million and resulted in the termination of coverage under the insurance policies. Prior to execution of the Settlement Agreement, the insurance company reimbursed the Company an aggregate of $4.7 million of defense costs, and pursuant to the settlement agreed to make an additional payment to the Company of $19.3 million that was received in April 2017. In April 2017, the Company paid $0.6 million of settlement expenses, and the remaining $18.7 million of the settlement proceeds was used to make a mandatory $14.1 million principal payment, and a $4.6 million make-whole applicable premium payment due to the Lenders pursuant to the terms of the Credit Facility discussed in Note 5.

The Settlement Agreement was initially accounted for by recognizing a deferred insurance settlement liability for $19.3 million. This deferred insurance settlement liability is being reduced as legal defense costs related to Rimini II are incurred subsequent to March 31, 2017. Accordingly, legal defense costs of $11.3 million incurred for the nine months ended December 31, 2017, resulted in a reduction of the deferred insurance settlement liability to $8.0 million as of December 31, 2017.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $19.6 million and $11.3 million as of December 31, 2017 and 2016, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these consolidated financial statements.

NOTE 11 — RELATED PARTY TRANSACTIONS

As discussed in Notes 3 and 5, upon consummation of the Merger Agreement an outstanding loan payable to GP Sponsor with a face amount of approximately $3.0 million was assumed by the Company. Certain affiliates of GP Sponsor are members of the Company’s Board of Directors.

For the year ended December 31, 2015, the Company paid $180,000 to a minority shareholder of the Company, for certain consulting services. This arrangement terminated in August 2015 when the minority shareholder was hired to serve as the Company’s interim Chief Financial Officer. This individual resigned as an officer of the Company in December 2016.

As discussed in Note 6, as of December 31, 2017, ASP owned approximately 39.2% of the Company’s issued and outstanding shares of Common Stock, and an affiliate of ASP is a member of the Company’s board of directors. In October 2016, ASP subscribed for shares of RSI Series C Preferred Stock in exchange for a cash contribution of $10.0 million. Additionally, ASP owns a $10.0 million indirect interest in the amended Credit Facility discussed in Note 5 and provided a guarantee in exchange for the Guarantee Warrants discussed in Note 8. For the years ended December 31, 2017 and 2016, the Company invoiced two ASP investees for software support services for an aggregate of $2.5 million and $1.1 million, respectively.

For the years ended December 31, 2016 and 2015, the Company paid $28,000 and $301,000, respectively to The Living Pages, Inc. for the provision of certain consulting, advertising and marketing services, where the Company’s Chief Executive Officer is a member of the board of directors and minority shareholder. No amounts were incurred for the year ended December 31, 2017.

NOTE 12 —LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2017, 2016 and 2015, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive.

As of December 31, 2017, 2016 and 2015, the following potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2017	2016	2015

RSI Preferred Stock	-	24,058	10,545
Stock options	12,130	12,863	12,639
Warrants	18,128	3,461	83
Total	30,258	40,382	23,267

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — Financial Instruments and Significant Concentrations

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts, and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair measurement:

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

 Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

The Company does not have any assets that are carried at fair value on a recurring basis. The Company’s redeemable warrant liability and embedded derivative liability are the only liabilities that have been carried at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy. Details of the embedded derivative and the redeemable warrant liabilities, including valuation methodology and key assumptions and estimates used, are disclosed in Note 5 and Note 8, respectively. As discussed in Note 8, the redemption feature for the redeemable warrant liability was eliminated on October 10, 2017, whereby the warrant is not carried at fair value after that date. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the two years ended December 31, 2017 and 2016, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to their short-term maturities. Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of capital lease obligations approximate fair value as of the respective balance sheet dates. Due to the complex and unique terms of the Credit Facility and the related party note payable to GP Sponsor, it is not reasonably practicable to determine the current fair value for those financial instruments.

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following shows net revenues by geographic region for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

United States of America	$144,019	$110,746	$82,803
International	68,614	49,429	35,360
Total revenue	$212,633	$160,175	$118,163

No customers represented more than 10% of revenue for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, no customers represented 10% or more of total net accounts receivable. The Company tracks its assets by physical location. As of December 31, 2017 and 2016, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.2 million and $0.7 million, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2017 and 2016, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $31.0 million and $20.4 million, respectively. The Company also had $2.1 million and $2.4 million of restricted cash with another financial institution as of December 31, 2017 and 2016, respectively. The Company has never experienced any losses related to these balances.

RIMINI STREET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debts and historically such losses are generally not significant.

NOTE 14 — UNAUDITED QUARTERLY FINANCIAL DATA

The Company’s unaudited quarterly financial information for the two-year period ended December 31, 2017 is as follows (in thousands, except per share amounts):

	2017				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net revenue	$49,070	$52,048	$53,611	$57,904	$34,678	$38,037	$40,723	$46,737
Cost of revenue	18,356	19,537	20,109	24,896	14,570	16,273	17,231	18,971
Gross profit	30,714	32,511	33,502	33,008	20,108	21,764	23,492	27,766
Operating expenses:
Sales and marketing	14,696	15,801	17,188	19,074	15,539	19,309	18,725	19,363
General and administrative	9,276	8,928	8,580	9,360	6,635	9,255	8,192	12,130
Litigation costs, net of insurance recoveries	3,945	301	365	249	5,379	5,243	1,081	(41,652)
Total operating expenses	27,917	25,030	26,133	28,683	27,553	33,807	27,998	(10,159)
Operating income (loss)	2,797	7,481	7,369	4,325	(7,445)	(12,043)	(4,506)	37,925
Interest expense	(9,936)	(14,541)	(9,152)	(9,728)	(211)	(492)	(4,317)	(8,336)
Other debt financing expenses	(1,282)	(10,859)	(2,563)	(3,657)	-	(305)	(3,973)	(2,094)
Gain (loss) on change in fair value of redeemable warrants	(602)	(7,648)	(5,817)	(2,285)	-	-	2,855	(1,277)
Gain (loss) on change in fair value of embedded derivatives	(5,100)	(700)	1,400	8,200	-	-	(5,000)	(400)
Other income (expense), net	89	225	108	(102)	(74)	(447)	(144)	(1,121)
Income (loss) before income taxes	(14,034)	(26,042)	(8,655)	(3,247)	(7,730)	(13,287)	(15,085)	24,697
Income tax expense	(441)	183	(385)	(676)	(267)	(322)	(306)	(637)
Net income (loss)	$(14,475)	$(25,859)	$(9,040)	$(3,923)	$(7,997)	$(13,609)	$(15,391)	$24,060
Earnings (loss) per share attributable to common stockholders:
Basic (1) (2)	$(0.59)	$(1.05)	$(0.37)	$(0.07)	$(0.33)	$(0.56)	$(0.63)	$0.58 (3)
Diluted (1) (2)	$(0.59)	$(1.05)	$(0.37)	$(0.07)	$(0.33)	$(0.56)	$(0.63)	$0.31 (3)
Weighted average number of common shares outstanding:
Basic (1)	24,353	24,561	24,727	55,021	24,255	24,259	24,262	24,273
Diluted (1)	24,353	24,561	24,727	55,021	24,255	24,259	24,262	45,258

(1)	Retroactively restated to give effect to the reverse recapitalization discussed in Note 1.
(2)	Quarterly amounts may not sum to annual amounts due to rounding and the nature of the calculations.
(3)	Basic and diluted earnings per share for the fourth quarter of 2016 has been computed based on net income after deducting the $10.0 million beneficial conversion feature related to the issuance of RSI Series C Preferred Stock in October 2016, as discussed further in Note 6.

NOTE 15 — SUBSEQUENT EVENTS

Appeal of Litigation Judgment

As discussed in Note 10, on January 8, 2018, the Court of Appeals reversed certain awards made in Oracle’s favor during and after the Company’s 2015 jury trial in Rimini I and vacated others, including the injunction that had previously been stayed by the appellate court in December 2016. The Company expects to receive a refund of up to $50.3 million of the $124.4 million judgment previously paid by the Company to Oracle that was vacated by the Court of Appeals, including $0.5 million of post-judgment interest. This refund includes Oracle’s legal fees of $28.5 million, an award under state computer access statutes and related taxable costs and interest totaling $21.3 million, and post-judgment interest of $0.5 million. The refund of the $28.5 million of legal fees has been remanded to the District Court for further consideration, the outcome of which could result in some or all of the refund amount being returned to Oracle. The Company would have the right to appeal any amount required to be returned to Oracle. The Company currently expects that Oracle may remit approximately $21.3 million in the second quarter of 2018, with the remaining amount to be resolved in 2018, but the Company can make no assurances as to the ultimate amount of the refunds or the timing of receipt. Such refunded amounts when received by the Company are required to pay down the Credit Facility (including make-whole applicable premium if received prior to June 24, 2019) as discussed in Note 5. In addition, once all remands are completed and all appeals have been exhausted, a portion of the ultimate Oracle legal fees refunded to the Company, net of all costs associated with the remand and appeal, are required to be reimbursed to the insurance company that previously provided payments.

Furthermore, on January 22, 2018, the Company filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. If the Company decides to further appeal, it will have up to 90 days to file a request for certiorari in the United States Supreme Court.

Subpoena

On March 2, 2018, the Company received a federal grand jury subpoena, issued from the United States District Court for the Northern District of California, requesting the Company produce certain documents relating to specified support and related operational practices. The Company intends to cooperate with this inquiry

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to reasonably ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). As discussed elsewhere in this Report, we completed the business combination with GPIA on October 10, 2017. Due to the fact that we were a private company prior to October 10, 2017, we are still in the process of enhancing our financial reporting processes and procedures and implementing and maintaining a system of internal control over financial reporting in accordance with Rule 13a-15 of the Exchange Act. As a result, our management was unable, without diverting significant personnel time and resources and incurring unreasonable expense, to conduct a formal assessment of our internal control over financial reporting as of December 31, 2017. Therefore, pursuant to SEC guidance, we are excluding management’s report on internal control over financial reporting.

Going forward, our management will be required to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal control in our annual reports on Form 10-K starting with our annual report on Form 10-K for the year ending December 31, 2018. In the future, management’s assessment of our internal control over financial reporting will include an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment will be supported by testing and monitoring performed by our finance organization. In making this assessment, we will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework Scope of the Controls Evaluation (2013 Framework).

Previously Identified Material Weaknesses in our Internal Control over Financial Reporting.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015, we identified several material weaknesses in our internal control over financial reporting. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Presented below is a summary of the material weaknesses and the related remediation plans that were designed to eliminate our material weaknesses. All of these remediation plans were carried out during 2017 and completed as of December 31, 2017.

Audit Period(s)	Description of Material Weakness	Description of Remediation Plan	Remediation Completion
2015	Inadequate controls for accrual of loss contingencies related to our litigation with Oracle.	Remediation plan included enhanced management review controls within legal and accounting departments to identify events that may result in the accrual of contingent liabilities.	June 2017
2015	Various sales tax control matters related to manual processes and determination of tax liabilities in certain states.	Remediation plan included change in the methodology for calculating accrued sales tax liabilities and enhanced management review.	June 2017
2015 & 2016	Inadequate controls in relation to revenue recognition for multi-year, non-cancelable support service sales contracts and accounting for revenue for certain non-standard contract provisions.	Remediation plan included (i) hiring a senior director of global revenue, (ii) implemented software tools to identify potential issues, and (iii) legal department review of all contracts to identify non-standard contract terms.	December 2017
2016	Inadequate controls in relation to recognition of liabilities for embedded derivatives in connection with the Credit Facility.	Remediation plan included enhanced management review controls to identify events and activities that occurred during the reporting period that may result in a change in the fair value of embedded derivatives.	December 2017

By the end of the second quarter of 2017, we believe sufficient evidence existed to conclude that we had remediated the material weaknesses discussed above for sales taxes and accrual of loss contingencies. By the end of the fourth quarter of 2017, we believe sufficient evidence existed to conclude that the material weaknesses related to embedded derivatives and revenue recognition were remediated. Accordingly, as of December 31, 2017, we believe that we have remediated all of the material weaknesses identified in connection with the audits of our consolidated financial statements for the years ended December 31, 2016 and 2015. With respect to controls over revenue accounting procedures, we intend to work on automating our processes, especially around the new FASB revenue accounting standard, as well as to continue to enhance our review processes around new and renewal contracts. We cannot provide assurance that these or other material weaknesses will not occur in the future.

Because of the inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Except for remediation of the 2015 and 2016 material weaknesses related to embedded derivatives and revenue recognition as discussed above, we are not aware of any changes in our internal control over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

As an emerging growth company, we are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A list of our executive officers and biographical information appears in Part I of this report under the heading “Executive Officers of the Registrant.” The remaining information required by this item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II. All financial statement schedules are omitted because they are not applicable, or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(b) Exhibits. Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Report.

The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1*	Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of May 16, 2017.	8-K	001-37397	2.1	May 17, 2017
2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of June 30, 2017.	8-K	001-37397	2.1	June 30, 2017
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant.	8-K	001-37397	3.2	October 16, 2017
4.1*	Form of common stock certificate of the Registrant.	S-4	333-219101	4.5	June 30, 2017
4.2*	Form of warrant certificate of the Registrant.	S-1	333-203500	4.3	April 17, 2015
4.3*	Warrant Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015.	8-K	001-37397	4.1	June 1, 2015
4.4*	Registration Rights Agreement by and among GPIA and certain securityholders, dated as of May 19, 2015.	8-K	001-37397	10.2	June 1, 2015
4.5*	Sponsor Warrants Purchase Agreement by and between GPIA and GPIC, Ltd., effective as of May 19, 2015.	8-K	001-37397	10.3	June 1, 2015
4.6*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017.	S-4	333-219101	4.8	June 30, 2017
4.7*	Equity Commitment Letter by and between GPIC, Ltd. And GPIA, dated as of May 16, 2017.	S-4/A	333-219101	10.51	August 9, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	8-K	001-37397	10.1	October 16, 2017

10.2*	Rimini Street, Inc. 2007 Stock Plan, including form agreements under the 2007 Stock Plan.	S-4	333-219101	10.19	June 30, 2017
10.3*	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan.	S-4/A	333-219101	10.20	August 9, 2017
10.4*	Rimini Street, Inc. Executive Incentive Compensation Plan.	S-4/A	333-219101	10.52	August 9, 2017
10.5*	Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin, dated as of January 6, 2017.	S-4	333-219101	10.21	June 30, 2017
10.6*	Offer Letter by and between the Registrant and Daniel Winslow, dated September 12, 2013.	S-4	333-219101	10.22	June 30, 2017
10.7*	Offer Letter by and between the Registrant and Sebastian Grady, dated as of December 19, 2010.	S-4	333-219101	10.23	June 30, 2017
10.8*	Employment Agreement by and between the Registrant and Sebastian Grady, dated January 1, 2011.	S-4	333-219101	10.24	June 30, 2017
10.9*	Updated terms of employment by and between the Registrant and Sebastian Grady, dated May 14, 2013.	S-4	333-219101	10.25	June 30, 2017
10.10*	Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of June 24, 2016.	S-4	333-219101	10.26	June 30, 2017
10.11*	First Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of August 9, 2016.	S-4	333-219101	10.27	June 30, 2017
10.12*	Second Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of October 28, 2016.	S-4	333-219101	10.28	June 30, 2017
10.13*	Third Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of May 8, 2017.	S-4	333-219101	10.29	June 30, 2017
10.14*	Fourth Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of May 15, 2017.	S-4	333-219101	10.30	June 30, 2017
10.15*	Fifth Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of June 29, 2017.	S-4	333-219101	10.31	June 30, 2017
10.16*	Sixth Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of October 3, 2017.	8-K	001-37397	99.1	October 4, 2017

10.17*	Pledge and Security Agreement by and between the Registrant and each of the other Loan Parties from time to time party thereof, in favor of Cortland Capital Market Services LLC, as Collateral Agent, dated as of June 24, 2016.	S-4	333-219101	10.32	June 30, 2017
10.18*	Fee Letter by and between the Registrant and CB Agent Services LLC, as Origination Agent, dated as of June 24, 2016.	S-4	333-219101	10.33	June 30, 2017
10.19*	Second Amended and Restated Fee Letter by and between the Registrant and CB Agent Services LLC, as Origination Agent, dated as of June 29, 2017.	S-4	333-219101	10.34	June 30, 2017
10.20*	Third Amended and Restated Fee Letter by and between the Registrant and CB Agent Services LLC, as Origination Agent, dated as of October 3, 2017.	8-K	001-37397	99.4	October 4, 2017
10.21*	Cooperation Agreement by and between Seth Ravin and acknowledged by the Registrant and Cortland Capital Market Services LLC, as Collateral Agent, dated as of June 24, 2016.	S-4	333-219101	10.35	June 30, 2017
10.22*	Consulting Agreement by and between the Registrant and CB Agent Services LLC, dated as of June 24, 2016.	S-4	333-219101	10.36	June 30, 2017
10.23*	Amendment #1 to Consulting Agreement by and between the Registrant and CB Agent Services LLC, dated as of October 28, 2016.	S-4	333-219101	10.37	June 30, 2017
10.24*	Amendment #2 to Consulting Agreement by and between the Registrant and CB Agent Services LLC, dated as of October 3, 2017	8-K	001-37397	99.3	October 4, 2017
10.25*	Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of May 22, 2013.	S-4	333-219101	10.38	June 30, 2017
10.26*	First Amendment Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of October 8, 2014.	S-4	333-219101	10.39	June 30, 2017
10.27*	Second Amended Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of April 3, 2017.	S-4	333-219101	10.40	June 30, 2017
10.28*	Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 1, 2006.	S-4	333-219101	10.41	June 30, 2017
10.29*	First Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of October 16, 2007.	S-4	333-219101	10.42	June 30, 2017
10.30*	Second Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of May 4, 2009.	S-4	333-219101	10.43	June 30, 2017
10.31*	Third Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of October 12, 2009.	S-4	333-219101	10.44	June 30, 2017
10.32*	Fourth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of January 18, 2011.	S-4	333-219101	10.45	June 30, 2017
10.33*	Fifth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of April 29, 2012.	S-4	333-219101	10.46	June 30, 2017
10.34*	Sixth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 16, 2013.	S-4	333-219101	10.47	June 30, 2017

10.35*	Seventh Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 29, 2014.	S-4	333-219101	10.48	June 30, 2017
10.36*	Eighth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of January 25, 2016.	S-4	333-219101	10.49	June 30, 2017
10.37*	Ninth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of June 29, 2016.	S-4	333-219101	10.50	June 30, 2017
10.38*	Promissory Note issued to GPIC, Ltd., dated as of March 2, 2015.	S-1	333-203500	10.2	April 17, 2015
10.39*	Investment Management Trust Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015.	8-K	001-37397	10.1	June 1, 2015
10.40*	Amendment No. 1 to the Investment Management Trust Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 25, 2017.	8-K	001-37397	10.1	May 30, 2017
10.41*	Securities Escrow Agreement by and among GPIA, GPIC, Ltd., GPIAC, LLC, Jaime Szulc, Christopher Brotchie, Fernando d’Ornellas Silva and Continental Stock Transfer & Trust Company, dated as of December 18, 2015.	8-K	001-37397	10.3	December 21, 2015
10.42*	Amendment No. 1 to the Securities Escrow Agreement by and among GPIA, GPIC, Ltd., GPIAC, LLC, Jaime Szulc, Christopher Brotchie, Fernando d’Ornellas Silva and Continental Stock Transfer & Trust Company, dated as of May 30, 2017.	8-K	001-37397	10.2	May 30, 2017
10.43*	Administrative Services Agreement by and among GPIA, GPIC, Ltd. And GP North America, LLC, dated as of May 19, 2015.	8-K	001-37397	10.9	June 1, 2015
21.1+	List of subsidiaries of the Registrant.
23.1 +	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1 +	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2 +	Certification of Thomas B. Sabol, Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1 +	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2 +	Certification of Thomas B. Sabol, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase
101.DEF +	XBRL Taxonomy Extension Definition Linkbase
101.LAB +	XBRL Taxonomy Extension Label Linkbase
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed and incorporate herein by reference.

+ Filed herewith.

† Management contract or compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16.   Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: March 15, 2018	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2018	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 15, 2018	By:	/s/ Thomas B. Sabol
Thomas B. Sabol
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 15, 2018	By:	/s/ Thomas C. Shay
Thomas C. Shay
Senior Vice President, Chief Information Officer, Secretary and Director

Date: March 15, 2018	By:	/s/ Jack L. Acosta
Jack L. Acosta
Director

Date: March 15, 2018	By:	/s/ Thomas Ashburn
Thomas Ashburn
Director

Date: March 15, 2018	By:	/s/ Antonio Bonchristiano
Antonio Bonchristiano
Director

Date: March 15, 2018	By:	/s/ Steve Capelli
Steve Capelli
Director

Date: March 15, 2018	By:	/s/ Andrew Fleiss
Andrew Fleiss
Director

Date: March 15, 2018	By:	/s/ Robin Murray
Robin Murray
Director

Date: March 15, 2018	By:	/s/ Margaret (Peggy) Taylor
Margaret (Peggy) Taylor
Director

-115-