Form 10-K/A
period 2017-12-31
Rimini Street, Inc.
filed 2018-04-30
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number 001-37397

Rimini Street, Inc.
(Exact Name of Company as Specified in its Charter)
Delaware	36-4880301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3993 Howard Hughes Parkway, Suite 500, Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(702) 839-9671

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	The Nasdaq Global Market
Public Units, each consisting of one share of Common Stock, $0.0001 par value, and one-half of one Warrant	OTC Pink Current Information Marketplace
Warrants, exercisable for one share of Common Stock, $0.0001 par value	OTC Pink Current Information Marketplace

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☒

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

The registrant had 59,489,870 shares of its $0.0001 par value common stock outstanding as of April 25, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTES

Form 10-K/A

Rimini Street, Inc. (“we,” “us,” “our,” the “Company” or “Rimini Street.”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2017, as filed on March 15, 2018 (the “Original 10-K”), to provide the information required by Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of Form 10-K, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. No changes have been made to the Original 10-K other than the addition of the Part III and Part IV information contained herein.

As required pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended, this Amendment includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.3 and 31.4.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update in any way the disclosures contained in the Original 10-K, which speak as of the date of the original filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K. The reference on the cover of the Original 10-K to the incorporation by reference of portions of the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders into Part III of the Original 10-K is hereby deleted.

Merger Transactions

In May 2017, Rimini Street, Inc., a Nevada corporation (“RSI”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. Substantially all of GPIA’s assets consisted of cash and cash equivalents. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation (the “First Merger”), after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation (the “Second Merger”, and collectively with the First Merger, the “Mergers”). Prior to consummation of the Mergers, GPIA domesticated as a Delaware corporation (the “Delaware Domestication”). Immediately after the Delaware Domestication and the consummation of the Second Merger, GPIA was renamed “Rimini Street, Inc.” (referred to herein as the “Company”, as distinguished from RSI with the same legal name). Upon consummation of the Mergers, RSI appointed seven of the nine members of the Board of Directors of the Company (the “Board”), and the former shareholders of RSI obtained an 83% interest in the outstanding shares of the Company’s common stock. The Company began trading on the Nasdaq Global Market on October 11, 2017.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Concerning Directors

Per our Certificate of Incorporation, our Board is divided into three staggered classes of directors. The current terms of the Class I, Class II and Class III directors expire at the annual meetings of stockholders to be held in 2018, 2019 and 2020, respectively. Biographical information for our directors is set forth below. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for a description of securities beneficially owned by our directors.

The following table sets forth the names, ages and positions of the members of the Board as of April 25, 2018:

Name	Age	Position(s) with the Company
Class I Directors
Margaret (Peggy) Taylor(1)(2)	66	Lead Independent Director; Chair of Compensation Committee
Thomas Ashburn(1)(3)	74	Director; Chair of Nominating and Corporate Governance Committee
Jack L. Acosta(2)	71	Director; Chair of Audit Committee

Class II Directors
Thomas Shay	52	Director; Senior Vice President, Chief Information Officer and Secretary
Robin Murray(3)	53	Director
Antonio Bonchristiano	51	Director

Class III Directors
Seth A. Ravin	51	Chairman of the Board and Chief Executive Officer
Steve Capelli(1)(2)(3)	61	Director
Andrew Fleiss(1)(2)(3)	39	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Corporate Governance Committee

Class I Directors – Biographical Information

Margaret (Peggy) Taylor

Ms. Taylor has served as a member of the Board since the Mergers in October 2017, and previously served on the board of directors of RSI from January 2014 until October 2017. Ms. Taylor served as President of PeopleSoft Investments, Inc., an investment management and advisory services company and subsidiary of PeopleSoft, Inc. (acquired by Oracle Corporation), from January 2000 until her retirement in January 2005, and as Senior Vice President of Corporate Operations of PeopleSoft, Inc., an enterprise software company, from January 1989 to December 1999. Since January 2005, she has served as a private investor/advisor. From January 2000 to December 2003, Ms. Taylor served as President of Nevada Pacific Development Corp., a consulting services firm. From December 1999 to December 2000, Ms. Taylor served as Chief Executive Officer of Venture Builders, LLC, a consulting company for start-up businesses. From May 1986 to October 1988, Ms. Taylor served as a Vice President Trust and Investment Management at Hibernia Bank, a financial institution. From January 1983 to October 1985, Ms. Taylor served as Vice President of Organization, Planning, and Development at Bank of California, a financial institution. Ms. Taylor has also served on the Board of Directors of numerous publicly traded corporations, including Fair Isaac Corporation, a decision analytics company, from December 1999 to February 2012. In addition, Ms. Taylor has served and continues to serve as a member of the Board of Directors of various private companies. Ms. Taylor holds a Bachelor of Arts degree in Communications and Psychology from Lone Mountain College of California. Ms. Taylor has also completed the Corporate Governance Program at Stanford Business School and the Compensation Committees Program at Harvard Business School.

Director Qualifications. We believe Ms. Taylor is qualified to serve as a member of our Board because of her extensive experience in the enterprise software industry and serving on boards of directors of various technology companies.

Jack L. Acosta

Mr. Acosta has served as a member of the Board since the Mergers in October 2017, and previously served on the board of directors of RSI from October 2013 until October 2017. Mr. Acosta served as Chief Financial Officer and Vice President, Finance of Portal Software, a software company acquired by Oracle Corporation, from February 1999 until his retirement in September 2001. Since September 2001, he has served as a private investor/advisor. In addition, Mr. Acosta served as Secretary of Portal Software from February 1999 to April 1999. From July 1996 to January 1999, Mr. Acosta served as Executive Vice President and Chief Financial Officer of Sybase, Inc., a database company acquired by SAP AG. Mr. Acosta serves on the Board of Directors of Five9, Inc., a provider of cloud software for contact centers. From March 2004 to July 2009, Mr. Acosta served on the Board of Directors of SumTotal Systems, Inc., a provider of learning, performance, and compensation management software and services. Mr. Acosta has served and continues to serve as a member of various private company boards of directors. Mr. Acosta holds a Bachelor of Science in Industrial Relations from California State University, East Bay, a Masters of Science in Management Sciences from California State University, East Bay and an Honorary Doctor of Humane Letters degree from California State University, East Bay.

Director Qualifications. We believe Mr. Acosta is qualified to serve as a member of our Board because of his extensive experience in the enterprise software industry and serving on the boards of directors of various technology companies.

Thomas Ashburn

Mr. Ashburn has served as a member of the Board since the Mergers in October 2017, and previously served on the board of directors of RSI from January 2014 until October 2017. Mr. Ashburn served in various management positions at BEA Systems, Inc., an enterprise infrastructure software company acquired by Oracle Corporation, from February 2002 until his retirement in 2007, including President, Worldwide Field Organization, from May 2006 to 2007, Executive Vice President, Worldwide Field Organization, from August 2004 to May 2006, and Executive Vice President, Worldwide Services, from February 2002 to August 2004. Mr. Ashburn served as an advisor to BEA Systems, Inc. for Worldwide Services from August 2001 to February 2002. Prior to his service with BEA Systems, Inc., Mr. Ashburn served in various management positions at Hewlett-Packard Company, a multinational information technology company, including most recently as Vice President and General Manager, Hewlett-Packard Services, from 1998 to February 2001. Since 2007, Mr. Ashburn has served as a private investor/advisor. Mr. Ashburn has also served and continues to serve as a member of various private company boards of directors. Mr. Ashburn holds a Bachelor of Science in Industrial Technology from California State University, Long Beach.

Director Qualifications. We believe Mr. Ashburn is qualified to serve as a member of our Board because of his extensive experience in the enterprise software industry and serving on boards of directors of various technology companies.

Class II Directors – Biographical Information

Thomas Shay

Mr. Shay co-founded our company, has served as a member of the Board since the Mergers in October 2017, and previously served on the board of directors of RSI from September 2005 until October 2017. Mr. Shay has served as our (and prior to October 2017, RSI’s) Senior Vice President and Chief Information Officer since August 2012, Executive Vice President, Operations from October 2006 to August 2012, and Chief Technology Officer from January 2006 to October 2006. Mr. Shay has served as our (and prior to October 2017, RSI’s) Secretary since August 2006. From July 1989 to November 2004, Mr. Shay served in various roles at Sun Microsystems, Inc., a software and information technology company acquired by Oracle Corporation, most recently as Field Application Engineering Manager, Asia Pacific where he oversaw multiple engineering teams across Japan, China, Taiwan, Korea and Singapore. Mr. Shay holds a Bachelor of Science in Electrical Engineering from UCLA, and a Masters of Engineering in Electrical and Computer Engineering from Cornell University.

Director Qualifications. We believe Mr. Shay is qualified to serve as a member of our Board because of the perspective and experience he brings as our Chief Information Officer and a longstanding member of the Board. We also value his deep understanding of our business as it has evolved over time and his strong background in enterprise software maintenance and support.

Robin Murray

Mr. Murray has served as a member of the Board since the Mergers in October 2017, and previously served on the board of directors of RSI from June 2009 until October 2017. Mr. Murray is a partner at Adams Street Partners, LLC, a global venture capital firm and affiliate of the Company, which he joined in 2008. From 2001 to 2008, Mr. Murray served as a partner at 3i Ventures Corporation, a private equity and venture capital firm, where he led the Menlo Park, California office. From 1997 to 2001, Mr. Murray served as Chief Financial Officer of both iPIN Corporation, an electronic payment technology company acquired by Intel Corporation, and Ubicoms Ltd, a company acquired by The Hackett Group. From 1988 to 1995, Mr. Murray served in various roles in the London offices of J Sainsbury plc and Ernst & Young. Mr. Murray qualified as a Chartered Accountant with the Institute of Chartered Accountants of England & Wales. He holds a Bachelor of Science in Chemistry from Bristol University, England and a Masters of Business Administration from Stanford University Graduate School of Business.

Director Qualifications. We believe Mr. Murray is qualified to serve as a member of our Board because of his substantial corporate finance, business strategy and corporate development expertise gained from his significant experience in the venture capital industry analyzing, investing in and serving on the boards of directors of various private technology companies. We also value his perspective as a representative of one of our largest stockholders.

Antonio Bonchristiano

Mr. Bonchristiano has served as a member of the Board since the Mergers in October 2017, and previously served on the board of directors of GPIA from March 2015 until October 2017. He served as the Chief Executive Officer and Chief Financial Officer of GPIA from March 2015 until October 2017. He is a member of the Board and Chief Executive Officer of GP Investments, Ltd., a global private equity firm and affiliate of the Company, which he joined in 1993. He has served as a Managing Director of GP Investments since 1995. Prior to joining GP Investments, Mr. Bonchristiano was a Partner at Johnston Associates Inc., a finance consultancy based in London, and worked for Salomon Brothers Inc., an investment bank, in London and New York. Currently, he serves as a member of the Board of Directors of AMBEV, GP Advisors, and SPICE. Mr. Bonchristiano is also on the boards of several non-profit organizations, including: Fundacao Bienal and Fundacao Estudar in Sao Paulo, Brazil and John Carter Brown Library in Providence, Rhode Island. Previously, he served as a member of the boards of directors of several companies including BHG, Estacio, BR Properties, ALL, CEMAR, Gafisa, Submarino, Equatorial, BR Malls, Tempo and Magnesita Refratarios. He was also previously the Chief Financial Officer of SuperMar Supermercados and Founder and Chief Executive Officer of Submarino. Mr. Bonchristiano holds a Bachelor of Arts degree in Politics, Philosophy, and Economics from the University of Oxford.

Director Qualifications. We believe Mr. Bonchristiano is qualified to serve as a member of our Board due to his extensive experience in private equity, numerous directorship roles and financial expertise. We also value his perspective as a representative of one of our largest stockholders.

Class III Directors – Biographical Information

Seth A. Ravin

Mr. Ravin founded Rimini Street and has served as our (and prior to October 2017, RSI’s) Chief Executive Officer, Chairman of the Board and a director since September 2005 and also served as President from September 2005 to January 2011. Prior to joining us, Mr. Ravin served in various executive roles at TomorrowNow, Inc. from May 2002 to April 2005, most recently as President and a board director. TomorrowNow, Inc. was a supplier of software maintenance and support services for Oracle’s PeopleSoft and J.D. Edwards applications, and was acquired in January 2005 as a wholly-owned subsidiary of SAP America, Inc. From April 2000 to March 2001, Mr. Ravin served as Vice President of Inside Sales for Saba Software, Inc., a provider of e-Learning and human resource management software. From April 1996 to April 2000, Mr. Ravin served in various management roles at PeopleSoft, Inc., an enterprise software company acquired by Oracle, most recently as a Vice President of the Customer Sales Division. Mr. Ravin holds a Bachelor of Science in Business Administration from the University of Southern California.

Director Qualifications. We believe Mr. Ravin is qualified to serve as a member of our Board because of the perspective and experience he brings as Rimini Street’s Chief Executive Officer. We also value his deep understanding of Rimini Street’s business as it has evolved over time and his extensive senior management expertise in the software maintenance and support services industry.

Steve Capelli

Mr. Capelli has served as a member of the Board since the Mergers in October 2017, and previously served on the board of directors of RSI from January 2014 until October 2017. Mr. Capelli is the Chief Financial Officer of Blackberry Limited, an enterprise software and services company, a position he has held since October 2016, and has served as Blackberry Limited’s Chief Operating Officer since March 2018. Previously, Mr. Capelli served in various management positions at Sybase, Inc., an enterprise software and services company acquired by SAP, from December 1997 to April 2012, most recently as President, Worldwide Field Operations, from August 2006 to April 2012. Mr. Capelli served as a private investor/advisor from April 2012 until joining Blackberry Limited in October 2016. From August 1992 to December 1997, Mr. Capelli served in various management positions at Siemens-Pyramid, a subsidiary of Siemens Nixdorf, a computer and electronics company, including as Chief Financial Officer, Vice President of InterContinental Sales, and Director of Field Operations. From January 2005 to November 2005, Mr. Capelli served on the Board of Directors of Apropos Technology, Inc., a publicly traded business communication software firm. In addition, Mr. Capelli serves as a member of the Board of Directors of various private companies. Mr. Capelli holds a Bachelor of Science in Accounting from The College of New Jersey and a Masters of Business Administration from Rutgers University.

Director Qualifications. We believe Mr. Capelli is qualified to serve as a member of our Board because of his extensive experience in the enterprise software industry and serving on boards of directors of various technology companies.

Andrew Fleiss

Mr. Fleiss has served as a member of the Board since the Mergers in October 2017. He is a Managing Director of GP Investments, Ltd., a global private equity firm and affiliate of the company, which he joined in 2015, and has 19 years of experience in principal investments and investment banking. Prior to the Mergers, he primarily focused on identifying a suitable investment opportunity for GPIA and led the team structuring a transaction with and performing due diligence on the Company. Prior to joining GP Investments, Mr. Fleiss worked as a Principal at Liberty Partners, a private equity firm focused on control investments in manufacturing, services, healthcare and education companies, from September 2003 to June 2015. Prior to joining Liberty Partners, Mr. Fleiss worked from July 2000 to June 3003 as an Associate in the investment banking division of UBS Warburg focused on equity and debt financings, and mergers and acquisitions, for healthcare companies. Mr. Fleiss holds a Bachelor of Science degree in Psychology from Amherst College.

Director Qualifications. We believe Mr. Fleiss is qualified to serve as a member of our Board because of his extensive experience in private equity and investment banking and his lead role in structuring the transaction between the Company and GPIA.

Board Structure

Our Certificate of Incorporation and Bylaws provide that the number of directors, which is currently fixed at nine members, may be increased or decreased from time to time by a resolution of the Board. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Any increase or decrease in the number of directors generally will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Board may have the effect of delaying or preventing changes in control of the Company.

Under our Bylaws, the Board has the authority to appoint committees, and, accordingly, has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee (“Nominating Committee”), each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by the Board.

There are no family relationships among any of our directors, director nominees or executive officers.

Certain Understandings Regarding the Appointment of Messrs. Bonchristiano and Fleiss to the Board of Directors

Upon consummation of the Mergers, RSI appointed seven of the nine members of the Board, and in accordance with the terms of the Merger Agreement, Messrs. Fleiss and Bonchristiano (the “GPIA Designated Directors”) were appointed as members of the Board by GPIC Ltd., a Bermuda company and an affiliate (the “GP Sponsor”) of GPIA’s ultimate parent entity, GP Investments, Ltd. Also, in accordance with the terms of the Merger Agreement, Mr. Bonchristiano was designated a Class II director, and Mr. Fleiss was designated a Class III director. The Merger Agreement also provides that if any GPIA Designated Director ceases to be a member of the Board for any reason prior to the expiration of such GPIA Designated Director’s initial term, as described above, then the GP Sponsor shall designate a replacement, and the Board shall appoint such designee, to serve as a GPIA Designated Director (or a successor of the GPIA Designated Director as described above) for the remainder of such initial term. The Merger Agreement also provides that, until the 2020 annual meeting of stockholders, at least one GPIA Designated Director will serve on each committee of the Board.

Information Concerning Executive Officers

A list of our executive officers and biographical information appears in Part I, Item 1 of the Original 10-K under the heading “Executive Officers.”

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The purpose of the Code of Business Conduct and Ethics is to promote ethical conduct and deter wrongdoing. The policies outlined in the Code of Business Conduct and Ethics are designed to ensure that our employees, including our executive officers and members of the Board, act in accordance with not only the letter but also the spirit of the laws and regulations that apply to our business.

You can find a copy of our Code of Business Conduct and Ethics on the “Investor Relations” subpage of our website at www.riministreet.com.

We will post any amendments to or waivers from our Code of Business Conduct and Ethics with respect to directors and executive officers on the same website.

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines outlining the corporate governance policies pursuant to which the Board oversees the business and strategy of the Company, addressing items such as the qualifications and responsibilities of our directors and director candidates and the specific oversight responsibilities of the Board. You can find a copy of our Corporate Governance Guidelines on the “Investor Relations” subpage of our website.

Stockholder Recommendations of Nominees

Per our Corporate Governance Guidelines, it is the policy of the Board that the Nominating Committee consider recommendations for candidates to the Board from stockholders. Stockholders may recommend director nominees for consideration by the Nominating Committee by writing to the Secretary of the Company at the address listed on the first page of this Amendment and providing the information required in our Bylaws. Following verification of the stockholder status of the person submitting the recommendation, all properly submitted recommendations will be promptly brought to the attention of the Nominating Committee. The Nominating Committee does not formally distinguish between candidates recommended by stockholders and candidates recommended by other directors, management and others (including third-party search firms, which the Nominating Committee may retain from time to time). Stockholders who desire to nominate persons directly for election to the Board at the Company’s annual meeting of stockholders must meet the deadlines and other requirements set forth in our Bylaws.

Matters Relating to the Audit Committee

The Audit Committee is comprised of Messrs. Acosta (Chair), Capelli and Fleiss and Ms. Taylor. Our Board has determined that each of the members of the Audit Committee satisfies the requirements for independence and financial literacy under the rules of the Nasdaq Global Market and the SEC and has further determined that Mr. Acosta qualifies as an “Audit Committee financial expert” as defined by applicable SEC rulemaking and satisfies the financial sophistication requirements of the Nasdaq Global Market. The Audit Committee is responsible for, among other things:

•	selecting and hiring our independent registered public accounting firm;
•	supervising and evaluating the performance and independence of our independent registered public accounting firm;
•	approving the audit and audit fees and pre-approving any non-audit services to be performed by our independent registered public accounting firm;
•	reviewing our financial statements and related disclosures and reviewing our critical accounting policies and practices;
•	reviewing and discussing with management and the independent registered public accounting firm the results of our annual audit, the quarterly reviews of our financial statements, and our publicly filed reports;
•	preparing the Audit Committee report that the SEC requires in our annual proxy statement;
•	reviewing the adequacy and effectiveness of our internal control policies and procedures and our disclosure controls and procedures;
•	reviewing and discussing with management and the independent registered public accounting firm, the overall adequacy and effectiveness of our legal, regulatory and ethical compliance programs;
•	overseeing the internal audit function;
•	reviewing and discussing with management reports regarding compliance with applicable laws, regulations and internal compliance programs;
•	overseeing procedures for the treatment of complaints on accounting, internal accounting controls or audit matters, including the confidential, anonymous submission (and the appropriate treatment of) concerns submitted by Company employees (e.g., via the Company’s Whistleblower Hotlines) regarding accounting or auditing matters that they believe to be questionable or to be violations of the Company’s Code of Business Conduct and Ethics, the U.S. federal securities laws (or similar state and federal laws) or the Company’s Anti-Corruption Policy (including the Foreign Corrupt Practices Act and similar laws); and
•	reviewing and overseeing any related person transactions.

You can find a copy of the Audit Committee’s Charter on the “Investor Relations” subpage of our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to us. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and with respect to 2017, as well as written representations by our directors and executive officers, we believe that each such person filed, on a timely basis, the reports required by Section 16(a) of the Exchange Act with respect to 2017.

Item 11. Executive Compensation.

Our named executive officers (our “Named Executive Officers”) for 2017, which consist of the person who served as our principal executive officer during 2017 and the next two most highly compensated executive officers who were serving as executive officers as of December 31, 2017, are as follows:

•	Seth A. Ravin, our Chief Executive Officer and Chairman of the Board;
•	Thomas Sabol, our Senior Vice President and Chief Financial Officer; and
•	David Rowe, our Senior Vice President and Chief Marketing Officer.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, and paid to our Named Executive Officers.

Name and Position	Year	Salary		Bonus		Stock Awards	Option Awards(3)		Non-Equity Incentive Plan Compensation(6)	All Other Compensation		Total

Seth A. Ravin, Chief Executive Officer	2017	$300,000		$-		$-	$-		$186,600	$49,351	(7)	$535,951
and Chairman of the Board	2016	300,000		-		-	-		313,950	134,069		748,019

Thomas Sabol, Senior Vice President	2017	$308,333	(1)	$100,000	(2)	$-	$646,194	(4)	$68,565	$1,718	(8)	$1,124,810
and Chief Financial Officer	2016	28,461		-		-	-		9,147	38		37,646

David Rowe, Senior Vice President	2017	$250,000		$-		$-	$586,418	(5)	$93,300	$10,468	(9)	$940,186
and Chief Marketing Officer	2016	250,000		-		-			156,976	10,450		417,426

(1)	As discussed below under “Executive Employment Agreements,” the Compensation Committee approved an increase in Mr. Sabol’s base salary from $300,000 to $350,000, effective November 1, 2017, resulting in a pro-rated salary paid for 2017 of $308,333.

(2)	This amount represents a one-time discretionary bonus that was awarded to Mr. Sabol by the Compensation Committee in October 2017 in recognition of his individual contributions towards the consummation of the Mergers and the resulting listing of the Company’s common stock on the Nasdaq Global Market. The amount awarded is payable in monthly installments of $10,000 commencing in November 2017, whereby $20,000 was paid in 2017 and the remaining $80,000 is payable in 2018. Under the terms of his offer letter agreement (described below under “Executive Employment Agreements”), Mr. Sabol was eligible to receive a one-time bonus in the amount of $100,000 upon the listing of the Company’s common stock on the Nasdaq or the NYSE; the Compensation Committee chose to honor this obligation even though Mr. Sabol’s offer letter agreement specified that such listing must occur by April 1, 2017.

(3)	The aggregate grant date fair value for stock option awards was computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, of the Financial Accounting Standards Board (“FASB”). A discussion of all assumptions made in the valuation of the awards is in Note 7, Stock Options, to our consolidated financial statements for the year ended December 31, 2017, included in the Original 10-K. For purposes of this table, the entire fair value of awards are reflected in the year of grant, whereas under FASB ASC 718, the fair value of awards is recognized in our consolidated financial statements over the vesting period.

(4)	In June 2017, we granted to Mr. Sabol a stock option for 239,412 shares of common stock vesting in one-third increments on each of November 28, 2017, 2018 and 2019, provided that Mr. Sabol remains continuously employed by the Company through the applicable vesting dates. As determined in accordance with FASB ASC 718, the grant date fair value of the award is approximately $2.70 per share.

(5)	In June 2017, we granted to Mr. Rowe a stock option for 239,412 shares that vested 100% on January 1, 2018. As determined in accordance with FASB ASC 718, the grant date fair value of the award is approximately $2.45 per share.

(6)	Represents amounts earned under our Bonus Program as discussed below under “Non-Equity Incentive Plan Compensation.”

(7)	For 2017, All Other Compensation for Mr. Ravin is primarily comprised of rental payments of $36,796 for an apartment near our California Operations Center in Pleasanton, California, as well as certain health expenses incurred on business trips and trial-related expenses. Mr. Ravin maintains his primary residence near our corporate headquarters in Las Vegas, Nevada.

(8)	All Other Compensation for Mr. Sabol is primarily comprised of a $1,250 matching 401(k) plan contribution in 2017.

(9)	All Other Compensation for Mr. Rowe is primarily comprised of a $10,000 matching 401(k) plan contribution in 2017.

Non-Equity Incentive Plan Compensation

Our Named Executive Officers are eligible for quarterly incentive compensation payments under our performance-based Company Bonus Program that are based upon both (x) the Company’s achievement (expressed as a percentage) of pre-determined financial or operational goals for the quarter, subject to adjustment (upward or downward) based upon the achievement (also expressed as a percentage) of pre-determined Company-wide client satisfaction goals for that quarter (the “quarterly Company performance factors”) and (y) the individual employee’s achievement of pre-determined individual goals and objectives for the quarter as well as their overall contributions to the Company’s success (expressed as a percentage), generally determined in the discretion of their manager (the “quarterly individual performance factor”).

The quarterly performance bonus is calculated following the end of each fiscal quarter by multiplying the individual’s quarterly target incentive amount by (i) the percentage achievement of the quarterly Company performance factors and (ii) the percentage achievement of the quarterly individual performance factor. Seventy-five percent of this amount is paid by the end of the following fiscal quarter and, for retention purposes, the remaining 25% is deferred and paid out following the end of the fiscal year, subject to the employee’s continuous employment with the Company through year-end.

In 2017, the quarterly Company performance factors and relative weighting were: (i) aggregate client invoicing (80%), (ii) aggregate expenses (20%), and (iii) client satisfaction compared to plan (acted as an approximate +/- 1% modifier).

As noted above, the quarterly individual performance factor is generally tied to an employee’s achievement of individual goals and objectives for the quarter and the individual’s overall contribution to our success. In 2017, because their individual performance is so integrally tied to Company-level performance, the quarterly individual performance factors for each of our Named Executive Officers were tied to the Company’s overall performance, subject to additional adjustment in the discretion of Compensation Committee (taking into account the recommendations of the Chief Executive Officer). As identified in the table above under the column heading “Non-Equity Incentive Plan Compensation,” the total quarterly bonus payments earned by Messrs. Ravin, Sabol and Rowe in 2017 represented 62% of their respective total targeted quarterly bonus incentive compensation for fiscal year 2017.

Employment Agreements and Potential Payments upon Termination or Change in Control

Executive Employment Agreements

Seth A. Ravin

We entered into an employment agreement on May 1, 2009, with Seth A. Ravin, our Chief Executive Officer. The employment agreement was amended in June 2013, September 2013 and January 2017. The employment agreement has no specific term and provides for at-will employment. Mr. Ravin’s current annual base salary is $300,000, and he is eligible for annual target bonus equal to the greater of $300,000 or his then-current annual base salary, with 75% of such target bonus earned and paid on a quarterly basis and 25% of such target bonus earned and paid on an annual basis, in each case, subject to achievement of performance metrics.

If Mr. Ravin’s employment is terminated either by us other than for “cause” (as defined below), death, or disability or by him for “good reason” (as defined below), then, in each case, he receives: (i) 100% acceleration of all outstanding unvested equity awards issued under any equity incentive plan approved by the Board; (ii) continued payments of his then-current annual base salary and target bonus for 24 months; and (iii) COBRA reimbursements for him and his covered dependents for up to 24 months generally.

If Mr. Ravin’s employment is terminated within 24 months following a “change of control” (as defined below) either by us other than for “cause” (as defined below), death, or disability or by him for “good reason” (as defined below), then, in each case, he receives: (i) 100% acceleration of all outstanding unvested equity awards issued under any equity incentive plan approved by the Board; (ii) a lump sum payment of two times his then-current annual base salary and annual target bonus; and (iii) COBRA premiums for him and his covered dependents for 24 months generally.

Severance benefits in all cases are subject to Mr. Ravin executing and not revoking a release of claims and to his resignation from all of his employment with us.

For purposes of the employment agreement with Mr. Ravin, “cause” means generally:

•	his failure to perform the duties and responsibilities of his position after he has been provided a written demand for performance and a cure period of 30 days;
•	any act of gross negligence or willful misconduct taken by him in connection with his employment, and in the case of gross negligence such act had a material adverse effect on our business or reputation;
•	any act of dishonesty or moral turpitude constituting fraud or embezzlement or otherwise adversely affecting our business or reputation;
•	his conviction of, or plea of nolo contendere to, a felony (other than minor traffic-related offenses);
•	his indictment for a criminal violation of state or federal securities law; or
•	any breach by him of any covenants set forth in the employment agreement which is not cured within 15 days of receipt of a written notice of breach.

For purposes of the employment agreement with Mr. Ravin, “good reason” means generally a resignation within 90 days following the expiration of the cure period (described below) following the occurrence of any of the following without his express written consent:

•	a material reduction of his duties, authority or responsibilities;
•	material reduction in his base compensation other than pursuant to a reduction that also is applied to substantially all of our other executives;
•	a material change in geographic location at which he must perform services (in other words, a change in geographic location of more than 50 miles); or
•	any material breach by us of the employment agreement.

Mr. Ravin must provide notice of the facts constituting the grounds for good reason within 90 days of the event he believes constitutes “good reason” and a reasonable cure period of not less than 30 days.

For purposes of the employment agreement with Mr. Ravin, “change of control” means generally:

•	a change in our ownership, which is deemed to occur on the date that any one person, or more than one person acting as a group, acquires ownership of our stock that, together with the stock held by such person, constitutes more than 50% of our total voting power, except for a financing transaction approved by our board;
•	a change in our effective control, which is deemed to occur on the date that a majority of members of the Board is replaced during any 12-month period by directors whose appointment or election was not endorsed by a majority of the members of the Board prior to the date of appointment or election; or
•	a change in the ownership of a substantial portion of our assets, which is deemed to occur on the date that any person, or more than one person acting as a group, acquires assets from us that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately prior to such acquisition or acquisitions.

Thomas Sabol

We entered into an offer letter agreement on November 10, 2016 with Mr. Sabol, our Senior Vice President and Chief Financial Officer. The offer letter agreement has no specific term and provides for at-will employment. Per the terms of his offer letter agreement, Mr. Sabol’s initial base salary was $300,000, and he was eligible for annual total target incentive payments of up to $100,000, payable in accordance with the terms of the Company’s Bonus Program, as described under the heading “Non-Equity Incentive Plan Compensation,” above.

Effective November 1, 2017, consistent with provisions in his offer letter meant to incentivize and compensate him upon the completion of a going public transaction resulting in the listing of the Company’s common stock on the Nasdaq or NYSE, the Compensation Committee approved an increase in Mr. Sabol’s base salary to $350,000 and an increase in his total target annual bonus to $150,000.

Per the terms of his offer letter agreement, notwithstanding any provision in the Company’s current equity plan or any other document to the contrary, if prior to the third anniversary of Mr. Sabol’s November 26, 2016 start date (i) a “Change in Control Event” occurs and (ii) Mr. Sabol is terminated without cause within 365 calendar days following the Change in Control Event or resigns within 365 days of the Change in Control Event due to a material diminution in his position, responsibilities, base salary or target annual bonus without his consent, Mr. Sabol will, in each case, receive (i) twelve months of base pay paid out monthly as if regularly employed, (ii) twelve months of COBRA insurance cost coverage paid out monthly and (iii) all previously-granted stock options will accelerate and be considered vested immediately. For these purposes, the definition of a “Change in Control Event” generally mirrors the description of “change of control” for purposes of Mr. Ravin’s employment agreement, as described above.

401(k) Retirement Plan

We maintain a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Our 401(k) plan is a “safe harbor” plan under the tax rules, which means that we make a matching contribution to all employees equal to 100% of all elective deferrals that do not exceed 4% of an employee’s compensation. The safe-harbor matching contribution is 100% vested. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all matching contributions are deductible by us when made.

Outstanding Equity Awards at Fiscal Year End 2017

	Stock Option Awards Under Equity Incentive Plans(1)
	Number of Securities Underlying			Option		Option
	Unexercised Options			Exercise		Expiration
Name	Exercisable	Unexercisable		Price		Date

Seth A. Ravin	191,530	95,765	(2)	$4.68		1/21/25

Thomas Sabol	79,804	159,608	(3)	$7.52		6/29/27

David Rowe	1,766	-		$0.43		3/28/18
David Rowe	1,723	-		0.70		6/30/18
David Rowe	6,747	-		1.25		10/1/18
David Rowe	9,347	-		0.87		12/31/18
David Rowe	6,668	-		1.17		3/31/19
David Rowe	6,798	-		0.97		8/28/19
David Rowe	216,246	-		1.05		5/31/20
David Rowe	142,872	-		1.05		5/31/20
David Rowe	179,559	-		1.19		5/7/22
David Rowe	47,881	-		4.85		10/14/24
David Rowe	-	239,412	(4)	7.52		6/29/27

Total for Mr. Rowe	619,607	239,412		$3.09	(5)

(1)	All stock option awards have been granted under equity incentive plans approved by our stockholders. Through December 31, 2017, we have not made any restricted stock awards.

(2)	The unexercisable portion of Mr. Ravin’s stock option award for 95,765 shares of common stock vested in January 2018.

(3)	The unexercisable portion of Mr. Sabol’s stock option award vests for 79,804 shares in November 2018 and for 79,804 shares in November 2019.

(4)	The unexercisable portion of Mr. Rowe’s stock option award vested in January 2018.

(5)	Represents the weighted average exercise price for all unexercised options held by Mr. Rowe as of December 31, 2017.

Director Compensation

We generally use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the Board. Additionally, our directors are reimbursed for reasonable travel expenses incurred in attending meetings. In setting director compensation, we consider the significant amount of time that directors expend fulfilling their duties to us as well as the skill level required of such directors. For the year ended December 31, 2017, all non-employee director compensation was paid through cash compensation and the issuance of stock options as discussed below:

									Number of Securities Underlying
	Director Fees Paid in Cash					Stock Option		Total	Unexercised Options
Director Name(1)	Director		Committee(s)		Total	Awards		Compensation	Exercisable	Unexercisable

Jack L. Acosta	$40,000	(2)	$20,000	(5)	$60,000	$43,242	(11)	$103,242	238,412	17,655	(11)
Thomas Ashburn	40,000	(2)	17,500	(6)	57,500	43,242	(11)	100,742	159,608	17,655	(11)
Antonio Bonchristiano	10,000	(3)	-		10,000	14,142	(12)	24,142	-	4,209	(12)
Steve Capelli	40,000	(2)	15,000	(7)	55,000	43,242	(11)	98,242	119,706	17,655	(11)
Andrew Fleiss	10,000	(3)	5,625	(8)	15,625	14,142	(12)	29,767	-	4,209	(12)
Robin Murray	40,000	(2)	8,750	(9)	48,750	43,242	(11)	91,992	119,706	17,655	(11)
Margaret (Peggy) Taylor	52,500	(2)(4)	25,000	(10)	77,500	43,242	(11)	120,742	239,412	17,655	(11)

(1)	Seth A. Ravin and Thomas Shay are executive officers that also serve as members of the Board. Messrs. Ravin and Shay have been omitted from this table since they receive compensation for their services as executive officers but do not receive additional compensation for serving as directors of the Company. Mr. Ravin’s compensation is described above in the “Summary Compensation Table.”
(2)	During 2017, each of our non-employee directors that served for the entire calendar year received an annual retainer of $40,000. Board members that serve on committees/as committee chairpersons receive additional compensation shown in the “Committee” column. All Board and Committee retainers are payable in cash on a quarterly basis.

(3)	Upon becoming a member of the Board in October 2017, Mr. Bonchristiano and Mr. Fleiss each received the pro-rated portion of their annual retainer for 2017.

(4)	Ms. Taylor serves as Lead Independent Director for which an annual retainer of $12,500 is paid in addition to the $40,000 retainer that all non-employee Board members receive.

(5)	Mr. Acosta serves as Chair of the Audit Committee for which an additional annual retainer of $20,000 is paid.

(6)	Mr. Ashburn serves as Chair of the Nominating Committee for which an additional annual retainer of $10,000 is paid. Mr. Ashburn also serves as a member of the Compensation Committee for which an additional annual retainer of $7,500 is paid.

(7)	Mr. Capelli serves as a member of the Compensation Committee and the Nominating Committee for which additional annual retainers are paid in the amounts of $7,500 and $5,000, respectively. In October 2017, Mr. Capelli was appointed to serve as a member of the Audit Committee for which a pro-rated additional annual retainer of $2,500 was paid.

(8)	Since October 2017, Mr. Fleiss has served as a member of the Audit Committee, the Compensation Committee and the Nominating Committee for which additional annual retainers of $10,000, $7,500 and $5,000, respectively are paid. The pro-rated portion of retainers for serving on these three committees in 2017 amount to $5,625.

(9)	Mr. Murray served as a member of the Audit Committee until October 2017 for which an additional annual retainer of $10,000 was paid. In October 2017, Mr. Murray began serving as a member of the Nominating Committee for which an additional annual retainer of $5,000 is paid. The pro-rated portion of retainers for serving on these two committees in 2017 amount to $8,750.

(10)	Ms. Taylor serves as Chair of the Compensation Committee for which an additional annual retainer of $15,000 is paid. Ms. Taylor is also a member of the Audit Committee for which an additional annual retainer of $10,000 is paid.

(11)	In June 2017, each non-employee director that had served as a RSI director since January 1, 2017, was granted a stock option award for 17,655 shares that vested in January 2018. As determined in accordance with FASB ASC 718, the aggregate grant date fair value of each award was $43,242, or approximately $2.45 per share. A discussion of all assumptions made in the valuation of the awards is in Note 7, Stock Options, to our consolidated financial statements for the year ended December 31, 2017, included in the Original 10-K. For purposes of this table, the entire fair value of awards is reflected in the year of grant, whereas under FASB ASC 718 the fair value of awards is recognized in our consolidated financial statements over the vesting period.

(12)	Upon becoming a member of the Board in October 2017, Mr. Bonchristiano and Mr. Fleiss were each granted a stock option award for 4,209 shares that vests in October 2018. As determined in accordance with ASC 718, the aggregate grant date fair value of each award was $14,142, or approximately $3.36 per share.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board) or as a director of any entity that has one or more executive officers serving on the Board or the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock, in each case as of April 25, 2018 (the “Determination Date”), unless otherwise indicated below.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after the Determination Date. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 59,489,870 shares of common stock outstanding as of the Determination Date. In computing the number of shares of common stock beneficially owned by each person, entity or group and the related percentage ownership, we included in both the numerator and the denominator shares of common stock subject to options or warrants held by that person, entity or group that are currently exercisable or exercisable within 60 days of the Determination Date. We did not include these shares, however, for the purpose of computing the percentage ownership of any other person, or entity. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Rimini Street, Inc., 3993 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
5% Stockholders:
Entities Affiliated with Adams Street Partners, LLC(1)	23,417,935	39.27%
GPIAC, LLC(2)	13,915,000	21.23%
CB Agent Services LLC(3)	3,440,424	5.47%
Named Executive Officers and Directors:
Seth A. Ravin(4)	13,580,880	22.72%
Thomas C. Shay(5)	5,218,318	8.71%
Thomas Ashburn(6)	177,763	*
Jack L. Acosta(7)	257,067	*
Steve Capelli(8)	137,461	*
Robin Murray(9)	23,417,935	39.27%
Margaret (Peggy) Taylor(10)	258,067	*
Antonio Bonchristiano	500	*
Andrew Fleiss	500	*
Thomas B. Sabol(11)	80,804	*
David W. Rowe(12)	861,093	1.43%
All current executive officers and directors as a group (17 persons)(13)	48,661,686	73.51%

*Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	Based on information provided to the Company by the stockholder and disclosed in a Schedule 13D/A filed on February 15, 2018 on behalf of Adams Street Partners, LLC for an aggregate of 23,280,574 shares, and 137,361 shares of our common stock issuable upon exercise of options held by Robin Murray and exercisable within 60 days of the Determination Date as discussed under footnote (9). Includes (a) 4,325,820 shares held by Adams Street 2007 Direct Fund, L.P., (b) 4,875,911 shares held by Adams Street 2008 Direct Fund, L.P., (c) 4,272,039 shares held by Adams Street 2009 Direct Fund, L.P., (d) 1,313,301 shares held by Adams Street 2013 Direct Fund, LP, (e) 1,786,318 shares held by Adams Street 2014 Direct Fund LP, (f) 1,371,200 shares held by Adams Street 2015 Direct Venture/Growth Fund LP, (g) 1,353,906 shares held by Adams Street 2016 Direct Venture/Growth Fund LP, (h) 3,982,079 shares held by Adams Street Venture/Growth Fund VI LP, and (i) 137,361 shares issuable upon exercise of options exercisable within 60 days of the Determination Date by Robin Murray, a partner of Adams Street Partners, LLC (or a subsidiary thereof) and a member of the Company’s Board of Directors. The shares owned by the aforementioned funds are aggregated for purposes of reporting ownership information and, as aggregated, the funds beneficially hold more than 5% of the Company’s capital stock. Adams Street Partners, LLC is the managing member of the general partner or the managing member of the general partner of the general partner of each of these entities and may be deemed to beneficially own the shares held by them. Thomas S. Bremner, Jeffrey T. Diehl, Elisha P. Gould, Robin Murray, Fred Wang and Michael R. Zappert, each of whom is a partner of Adams Street Partners, LLC (or a subsidiary thereof), may be deemed to have shared voting and investment power over the shares. Adams Street Partners, LLC and Thomas S. Bremner, Jeffrey T. Diehl, Elisha P. Gould, Robin Murray, Fred Wang and Michael R. Zappert disclaim beneficial ownership of the shares except to the extent of their pecuniary interest therein. Together, the aforementioned funds, together with Mr. Murray, beneficially hold more than 5% of our capital stock). Robin Murray, who is a member of the Company’s Board of Directors, is a partner of Adams Street Partners, LLC (or a subsidiary thereof). The business address of the foregoing entities and individual is One North Wacker Drive, Suite 2200, Chicago, Illinois 60606.

(2)

Based solely on information provided to the Company by the stockholder and disclosed in a Schedule 13D/A filed on April 30, 2018, GPIC, Ltd., an exempted company incorporated in Bermuda directly controlled by GP Investments, Ltd, is the managing member of GPIAC, LLC, a Delaware limited liability company and RMNI InvestCo, LLC, a Delaware limited liability company. GPIC, Ltd. is entitled to voting and investment power over GPIAC, LLC and RMNI InvestCo, LLC. Accordingly, GPIC, Ltd. and GP Investments, Ltd. may be deemed to share voting and dispositive power over the aggregate of 13,915,000 shares of the Company’s common stock beneficially owned by GPIAC, LLC, RMNI InvestCo, LLC and GPIC, Ltd., including 6,062,500 shares of the Company’s common stock that may be acquired by GPIC, Ltd. within 60 days of the Determination Date pursuant to a warrant issued to GPIC, Ltd. by the Company. The business address of GP Investments, Ltd and GPIC, Ltd. is 129 Front Street HM12, Suite 4, Penthouse, Hamilton, Bermuda.

(3)	Consists of 3,440,424 shares of our common stock subject to a warrant exercisable within 60 days of the Determination Date. The business address of CB Agent Services LLC is 888 Seventh Avenue, 29th Floor, New York, NY 10016. Colbeck Capital Management LLC, an associate of CB Agent Services LLC, is a Registered Investment Advisor.

(4)	Consists of (i) 13,293,585 shares of our common stock held by Seth A. Ravin, Trustee of The SAR Trust U/A/D August 30, 2005, and (ii) 287,295 shares of our common stock issuable upon exercise of options exercisable within 60 days of the Determination Date.

(5)	Consists of (i) 4,795,357 shares of our common stock and (ii) 422,961 shares of our common stock issuable upon exercise of options exercisable within 60 days of the Determination Date.

(6)	Consists of (i) 500 shares of our common stock and (ii) 177,263 shares of our common stock issuable upon exercise of options exercisable within 60 days of the Determination Date.

(7)	Consists of (i) 1,000 shares of our common stock and (ii) 256,067 shares of our common stock issuable upon exercise of options exercisable within 60 days of the Determination Date.

(8)	Consists of (i) 100 shares of our common stock and (ii) 137,361 shares of our common stock issuable upon exercise of options exercisable within 60 days of the Determination Date.

(9)	Consists of (i) shares of our common stock listed in footnote (1) above, which are held by entities affiliated with Adams Street Partners, LLC of which Mr. Murray may be deemed to be a beneficial owner and (ii) 137,361 shares of our common stock issuable upon exercise of options exercisable within 60 days of the Determination Date. Mr. Murray, one of our directors, is a partner with Adams Street Partners, LLC. Mr. Murray disclaims beneficial ownership of the shares held by the entities affiliated with Adams Street Partners, LLC except to the extent of his pecuniary interest therein.

(10)	Consists of (i) 1,000 shares of our common stock held by Margaret (Peggy) Taylor, trustee of the Margaret Taylor Trust and (ii) 257,067 shares of our common stock issuable upon exercise of options exercisable within 60 days of the Determination Date.

(11)	Consists of (i) 1,000 shares of our common stock and (ii) 79,804 shares of our common stock issuable upon exercise of options exercisable within 60 days of the Determination Date.

(12)	Consists of (i) 5,563 shares of our common stock and (ii) 855,530 shares of our common stock issuable upon exercise of options exercisable within 60 days of the Determination Date.

(13)	Consists of (i) 41,950,450 shares of our common stock and (ii) 6,711,236 shares of our common stock issuable upon the exercise of options exercisable within 60 days of the Determination Date.

Equity Compensation Plan Information

Presented below is information about each of our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)

Equity Compensation Plans Approved by Stockholders:
2007 Stock Plan	8,004,986	(1)	$1.31	-
2013 Equity Incentive Plan	4,125,696	(2)	6.12	2,412,438	(3)
Equity Compensation Plans Not Approved by Stockholders	-		-	-

Total	12,130,682		$2.95	2,412,438

(1)	The 2007 Stock Plan (the “2007 Plan”) reserved up to approximately 14,254,000 shares of common stock for the grant of stock options and stock purchase rights to our employees and directors. The 2007 Plan was terminated in November 2013, however the terms of the 2007 Plan continue to govern any outstanding awards thereunder. Grants under the 2007 Plan consist solely of stock options.

(2)	In October 2013, we established the 2013 Equity Incentive Plan (the “2013 Plan”) that provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The authorized shares of common stock under the 2013 Plan are increased for outstanding options under the 2007 Plan that are subsequently forfeited or expire unexercised. Accordingly, options that expire or are forfeited under the 2007 Plan become available for re-grant under the 2013 Plan. Through December 31, 2017, grants under the 2013 Plan consist solely of stock options. The 2013 Plan will expire in July 2027.

(3)	On the first day of each fiscal year beginning in 2018, the 2013 Plan provides that the number of authorized shares available for issuance will increase in an amount equal to the lesser of (i) approximately 4.7 million shares, (ii) 4% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Board may determine. On February 6, 2018, the Board approved an increase in the authorized shares for 2.3 million shares, which is excluded from this amount.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

The Company has adopted a formal written policy providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our capital stock, any member of the immediate family of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with us without the approval of the Audit Committee, subject to the exceptions described below. In approving or rejecting any such proposal, the Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. The Audit Committee has determined that certain transactions will not require Audit Committee approval, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a director, non-executive employee or beneficial owner of less than 10% of that company’s outstanding capital stock, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and transactions available to all employees generally.

Related Person Transactions

•	Upon consummation of the Merger Agreement with GPIA, we assumed an outstanding loan payable to the GP Sponsor with a face amount of approximately $3.0 million. This loan is non-interest bearing and is not due and payable until the outstanding principal balance under our amended credit facility is less than $95.0 million.
•	As of December 31, 2017, entities affiliated with Adams Street Partners LLP and its affiliates, (“ASP”) owned approximately 39.2% of our issued and outstanding shares of common stock. Robin Murray is a partner with Adams Streets Partners and a member of the Board. Additionally, an ASP affiliate owns a $10.0 million indirect interest in our amended credit facility and provided a guarantee in exchange for warrants that were issued in 2014, which guarantee expired in November 2017. For the year ended December 31, 2017, we invoiced two ASP portfolio companies for software support services for an aggregate of $2.5 million.

Board Determination of Independence

Our Board has reviewed and analyzed the independence of each director, including each of the three Class I director nominees for the 2018 annual meeting of stockholders. The purpose of the review was to consider whether any particular relationships or transactions involving directors or their affiliates or immediate family members (i) were inconsistent with a determination that a particular director is independent for purposes of serving on the Board of Directors and its committees or (ii) could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. During this review, the Board of Directors examined whether there were any transactions and/or relationships between directors or their affiliates or immediate family members and the Company and the substance of any such transactions or relationships. They also specifically considered each of the transactions identified under the heading “Related Person Transactions,” above.

The Company’s common stock is listed on the Nasdaq Global Market. Under Nasdaq listing standards, independent directors must comprise a majority of a listed company’s Board of Directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s Audit, Compensation and Nominating Committees be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.

In order to be considered independent for purposes of Rule 10A-3 and Rule 10C-1, a member of an Audit Committee or Compensation Committee of a listed company generally may not, other than in his or her capacity as a member of the committee, the Board of Directors, or any other Board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Following its most recent independence review, which was conducted in April 2018 prior to the filing date of this Amendment, the Board determined that Messrs. Acosta, Ashburn, Capelli, Murray and Fleiss and Ms. Taylor, representing six of the Company’s nine directors, including each of the current members of the Audit, Compensation and Nominating committees, are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Global Market.

Item 14. Principal Accounting Fees and Services.

Fees to Paid to Auditors

KPMG charged the following fees related to our 2017 and 2016 financial statements, all of which were approved by the Audit Committee:

	2017			2016
	Amount		Percent	Amount		Percent

Audit fees	$2,217,467	(1)	99%	$1,552,195	(2)	98%
Audit-related fees	31,200	(3)	1%	30,000	(4)	2%
Tax fees	-		0%	-		0%
All other fees	-		0%	-		0%

Total	$2,248,667		100%	$1,582,195		100%

(1)	Consists of fees for the quarterly reviews of our financial statements filed with the SEC during 2017 and the audit of our annual financial statements for the year ended December 31, 2017, for a total of $1,473,356, and fees related to the issuance of consents related to registration statements filed with the SEC in 2017 on Forms S-4, S-8 and S-1 for a total of $744,111.
(2)	Consists of fees related to quarterly reviews for 2016 and the annual audit of our annual financial statements for the year ended December 31, 2016.
(3)	Consists of audit services incurred in 2017 for the annual audit of our 401(k) plan for the year ended December 31, 2016.
(4)	Consists of audit services incurred in 2016 for the annual audit of our 401(k) plan for the year ended December 31, 2015.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors; Delegation of Pre-Approval Authority in Specified Instances

All audit and permissible non-audit services provided by the independent auditors are pre-approved by the Audit Committee (or the Chairman of the Audit Committee, pursuant to a delegation of authority). These services may include audit services, audit-related services, tax services and other services. To facilitate the pre-approval process, the Audit Committee of the Board has adopted an “Audit and Non-Audit Services Pre-Approval Policy” (the “Pre-Approval Policy”). Under the Pre-Approval Policy, proposed audit and permissible non-audit services may either (i) be pre-approved without consideration of specific case-by-case services by the Audit Committee (“general pre-approval”) or (ii) require the specific pre-approval of the Audit Committee (“specific pre-approval”). The Audit Committee believes that the combination of these two approaches results in an effective and efficient procedure to pre-approve services performed by the independent auditor. As set forth in the Pre-Approval Policy, unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee (or the Audit Committee chairperson, to the extent such authority has been delegated by the Audit Committee) if it is to be provided by the independent auditor. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit Committee. The Audit Committee has delegated authority to Mr. Acosta, as Chairman of the Audit Committee, to address certain types of requests for specific pre-approval, provided that any such pre-approvals are presented to the full Audit Committee at its next meeting.

The Pre-Approval Policy also identifies a list of non-audit services that the independent auditor is prohibited from providing in accordance with SEC rulemaking governing outside auditor independence. You can find a copy of the Pre-Approval Policy on the “Investor Relations” subpage of our website.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II of the Original 10-K. All financial statement schedules are omitted because they are not applicable, or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II of the Original 10-K.

(b) Exhibits. Certain of the agreements filed as exhibits to this Amendment contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

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

The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Amendment.

The following are exhibits to this Amendment and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1*	Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of May 16, 2017.	8-K	001-37397	2.1	May 17, 2017
2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of June 30, 2017.	8-K	001-37397	2.1	June 30, 2017
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant.	8-K	001-37397	3.2	October 16, 2017
4.1*	Form of common stock certificate of the Registrant.	S-4	333-219101	4.5	June 30, 2017
4.2*	Form of warrant certificate of the Registrant.	S-1	333-203500	4.3	April 17, 2015
4.3*	Warrant Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015.	8-K	001-37397	4.1	June 1, 2015
4.4*	Registration Rights Agreement by and among GPIA and certain securityholders, dated as of May 19, 2015.	8-K	001-37397	10.2	June 1, 2015

4.5*	Sponsor Warrants Purchase Agreement by and between GPIA and GPIC, Ltd., effective as of May 19, 2015.	8-K	001-37397	10.3	June 1, 2015
4.6*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017.	S-4	333-219101	4.8	June 30, 2017
4.7*	Equity Commitment Letter by and between GPIC, Ltd. And GPIA, dated as of May 16, 2017.	S-4/A	333-219101	10.51	August 9, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	8-K	001-37397	10.1	October 16, 2017
10.2*+	Rimini Street, Inc. 2007 Stock Plan, including form agreements under the 2007 Stock Plan.	S-4	333-219101	10.19	June 30, 2017
10.3*+	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan.	S-4/A	333-219101	10.20	August 9, 2017
10.4*+	Rimini Street, Inc. Executive Incentive Compensation Plan.	S-4/A	333-219101	10.52	August 9, 2017
10.5*+	Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin, dated as of January 6, 2017.	S-4	333-219101	10.21	June 30, 2017
10.6#+	Offer Letter by and Between the Registrant and Thomas Sabol, dated as of November 10, 2016.
10.7*+	Offer Letter by and between the Registrant and Daniel Winslow, dated September 12, 2013.	S-4	333-219101	10.22	June 30, 2017
10.8*+	Offer Letter by and between the Registrant and Sebastian Grady, dated as of December 19, 2010.	S-4	333-219101	10.23	June 30, 2017
10.9*+	Employment Agreement by and between the Registrant and Sebastian Grady, dated January 1, 2011.	S-4	333-219101	10.24	June 30, 2017
10.10*+	Updated terms of employment by and between the Registrant and Sebastian Grady, dated May 14, 2013.	S-4	333-219101	10.25	June 30, 2017
10.11*	Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of June 24, 2016.	S-4	333-219101	10.26	June 30, 2017
10.12*	First Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of August 9, 2016.	S-4	333-219101	10.27	June 30, 2017
10.13*	Second Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of October 28, 2016.	S-4	333-219101	10.28	June 30, 2017
10.14*	Third Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of May 8, 2017.	S-4	333-219101	10.29	June 30, 2017

10.15*	Fourth Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of May 15, 2017.	S-4	333-219101	10.30	June 30, 2017
10.16*	Fifth Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of June 29, 2017.	S-4	333-219101	10.31	June 30, 2017
10.17*	Sixth Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of October 3, 2017.	8-K	001-37397	99.1	October 4, 2017
10.18*	Pledge and Security Agreement by and between the Registrant and each of the other Loan Parties from time to time party thereof, in favor of Cortland Capital Market Services LLC, as Collateral Agent, dated as of June 24, 2016.	S-4	333-219101	10.32	June 30, 2017
10.19*	Fee Letter by and between the Registrant and CB Agent Services LLC, as Origination Agent, dated as of June 24, 2016.	S-4	333-219101	10.33	June 30, 2017
10.20*	Second Amended and Restated Fee Letter by and between the Registrant and CB Agent Services LLC, as Origination Agent, dated as of June 29, 2017.	S-4	333-219101	10.34	June 30, 2017
10.21*	Third Amended and Restated Fee Letter by and between the Registrant and CB Agent Services LLC, as Origination Agent, dated as of October 3, 2017.	8-K	001-37397	99.4	October 4, 2017
10.22*	Cooperation Agreement by and between Seth Ravin and acknowledged by the Registrant and Cortland Capital Market Services LLC, as Collateral Agent, dated as of June 24, 2016.	S-4	333-219101	10.35	June 30, 2017
10.23*	Consulting Agreement by and between the Registrant and CB Agent Services LLC, dated as of June 24, 2016.	S-4	333-219101	10.36	June 30, 2017
10.24*	Amendment #1 to Consulting Agreement by and between the Registrant and CB Agent Services LLC, dated as of October 28, 2016.	S-4	333-219101	10.37	June 30, 2017
10.25*	Amendment #2 to Consulting Agreement by and between the Registrant and CB Agent Services LLC, dated as of October 3, 2017	8-K	001-37397	99.3	October 4, 2017
10.26*	Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of May 22, 2013.	S-4	333-219101	10.38	June 30, 2017
10.27*	First Amendment Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of October 8, 2014.	S-4	333-219101	10.39	June 30, 2017
10.28*	Second Amended Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of April 3, 2017.	S-4	333-219101	10.40	June 30, 2017

10.29*	Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 1, 2006.	S-4	333-219101	10.41	June 30, 2017
10.30*	First Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of October 16, 2007.	S-4	333-219101	10.42	June 30, 2017
10.31*	Second Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of May 4, 2009.	S-4	333-219101	10.43	June 30, 2017
10.32*	Third Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of October 12, 2009.	S-4	333-219101	10.44	June 30, 2017
10.33*	Fourth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of January 18, 2011.	S-4	333-219101	10.45	June 30, 2017
10.34*	Fifth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of April 29, 2012.	S-4	333-219101	10.46	June 30, 2017
10.35*	Sixth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 16, 2013.	S-4	333-219101	10.47	June 30, 2017
10.36*	Seventh Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 29, 2014.	S-4	333-219101	10.48	June 30, 2017
10.37*	Eighth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of January 25, 2016.	S-4	333-219101	10.49	June 30, 2017
10.38*	Ninth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of June 29, 2016.	S-4	333-219101	10.50	June 30, 2017
10.39*	Promissory Note issued to GPIC, Ltd., dated as of March 2, 2015.	S-1	333-203500	10.2	April 17, 2015
10.40*	Investment Management Trust Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015.	8-K	001-37397	10.1	June 1, 2015
10.41*	Amendment No. 1 to the Investment Management Trust Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 25, 2017.	8-K	001-37397	10.1	May 30, 2017
10.42*	Securities Escrow Agreement by and among GPIA, GPIC, Ltd., GPIAC, LLC, Jaime Szulc, Christopher Brotchie, Fernando d’Ornellas Silva and Continental Stock Transfer & Trust Company, dated as of December 18, 2015.	8-K	001-37397	10.3	December 21, 2015
10.43*	Amendment No. 1 to the Securities Escrow Agreement by and among GPIA, GPIC, Ltd., GPIAC, LLC, Jaime Szulc, Christopher Brotchie, Fernando d’Ornellas Silva and Continental Stock Transfer & Trust Company, dated as of May 30, 2017.	8-K	001-37397	10.2	May 30, 2017
10.44*	Administrative Services Agreement by and among GPIA, GPIC, Ltd. And GP North America, LLC, dated as of May 19, 2015.	8-K	001-37397	10.9	June 1, 2015
16.1*	Letter from BDO USA, LLP addressed to the Securities and Exchange Commission	S-4	333-219101	16.1	June 30, 2017
21.1†	List of subsidiaries of the Registrant
23.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 †	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2 †	Certification of Thomas B. Sabol, Chief Financial Officer Pursuant to Rule 13a-14(a)
31.3 #	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.4 #	Certification of Thomas B. Sabol, Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1 †	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2 †	Certification of Thomas B. Sabol, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase
101.DEF †	XBRL Taxonomy Extension Definition Linkbase
101.LAB †	XBRL Taxonomy Extension Label Linkbase
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed and incorporated herein by reference.

† Filed with the Original 10-K and incorporated herein by reference.

# Filed herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: April 30, 2018	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

