Form 10-Q
period 2018-03-31
Rimini Street, Inc.
filed 2018-05-10
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2018

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

YES ☐ NO ☒

The registrant had 59,494,942 shares of its $0.0001 par value common stock outstanding as of May 7, 2018.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(In thousands, except per share amounts)

ASSETS	2018	2017
Current assets:
Cash and cash equivalents	$22,116	$21,950
Restricted cash	32,374	18,077
Accounts receivable, net of allowance of $81 and $51, respectively	71,024	63,525
Prepaid expenses and other	8,264	8,560

Total current assets	133,778	112,112

Long-term assets:
Property and equipment, net of accumulated depreciation and amortization
of $7,426 and $6,947, respectively	4,130	4,255
Deferred debt issuance costs, net	3,177	3,520
Deposits and other	3,347	1,565
Deferred income taxes, net	729	719

Total assets	$145,161	$122,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$36,448	$15,500
Accounts payable	7,788	10,137
Accrued compensation, benefits and commissions	17,462	18,154
Other accrued liabilities	28,242	22,920
Deferred insurance settlement	-	8,033
Liability for embedded derivatives	1,100	1,600
Deferred revenue	160,028	152,390

Total current liabilities	251,068	228,734

Long-term liabilities:
Long-term debt, net of current maturities	56,391	66,613
Deferred revenue	35,582	29,182
Other long-term liabilities	7,931	7,943

Total liabilities	350,972	332,472

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.0001 par value per share. Authorized 100,000 shares; no shares issued
and outstanding	-	-
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding
59,440 and 59,314 shares as of March 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	95,987	94,967
Accumulated other comprehensive loss	(904)	(867)
Accumulated deficit	(300,900)	(304,407)
Total stockholders' deficit	(205,811)	(210,301)
Total liabilities and stockholders' deficit	$145,161	$122,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2018 and 2017

(In thousands, except per share amounts)

	2018	2017

Net revenue	$59,805	$49,070
Cost of revenue	23,541	18,356

Gross profit	36,264	30,714

Operating expenses:
Sales and marketing	20,207	14,696
General and administrative	10,805	9,276
Litigation costs and related recoveries:
Professional fees and other defense costs of litigation	8,899	4,971
Litigation appeal refund	(21,285)	-
Insurance recoveries, net	(7,583)	(1,026)

Total operating expenses	11,043	27,917

Operating income	25,221	2,797

Non-operating expenses:
Interest expense	(13,409)	(9,936)
Other debt financing expenses	(8,617)	(1,282)
Loss from change in fair value of redeemable warrants	-	(602)
Gain (loss) from change in fair value of embedded derivatives	500	(5,100)
Other income, net	328	89

Income (loss) before income taxes	4,023	(14,034)
Income tax expense	(516)	(441)

Net income (loss)	3,507	(14,475)
Other comprehensive income (loss)- foreign currency translation gain (loss)	(37)	111

Comprehensive income (loss)	$3,470	$(14,364)

Net income (loss) per share: (1)
Basic	$0.06	$(0.59)
Diluted	$0.05	$(0.59)

Weighted average number of shares of Common Stock outstanding: (1)
Basic	59,393	24,353
Diluted	68,154	24,353

(1)	See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(In thousands)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,507	$(14,475)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	5,968	6,145
Write-off of debt discount and issuance costs	7,169	-
Loss (gain) from change in fair value of embedded derivatives	(500)	5,100
Loss from change in fair value of redeemable warrants	-	602
Paid-in-kind interest expense	931	808
Stock-based compensation expense	867	361
Depreciation and amortization	484	476
Deferred income taxes	(6)	(20)
Other	-	30
Make-whole applicable premium included in interest expense	3,103	-
Changes in operating assets and liabilities:
Accounts receivable	(7,409)	14,902
Receivable from insurance settlement	-	(19,317)
Prepaid expenses, deposits and other	272	162
Accounts payable	(3,005)	(2,848)
Accrued compensation, benefits, commissions and other liabilities	1,337	(4,922)
Deferred insurance settlement	(8,033)	19,317
Deferred revenue	14,000	273

Net cash provided by operating activities	18,685	6,594

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(321)	(101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(3,000)	(1,500)
Payments for deferred financing costs	(951)	-
Principal payments on capital leases	(137)	(214)
Proceeds from exercise of employee stock options	153	64

Net cash used in financing activities	(3,935)	(1,650)

Effect of foreign currency translation changes	34	269

Net increase in cash, cash equivalents and restricted cash	14,463	5,112
Cash, cash equivalents and restricted cash at beginning of period	40,027	28,237

Cash, cash equivalents and restricted cash at end of period	$54,490	$33,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,770	$3,262
Cash paid for income taxes	441	513

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Adjustment for updated calculation of mandatory trigger event exit fees	$1,480	$1,961
Purchase of equipment under capital lease obligations	126	-
Increase in payables for capital expenditures	-	59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Rimini Street, Inc. is a global provider of enterprise software support services. The Company’s subscription-based software support products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products and services offered by enterprise software vendors.

Reverse Recapitalization

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. The transactions associated with the first merger and the second merger are referred to herein as the “Mergers”. The accompanying financial statements refer to the “Company” to include the accounts and activities of RSI before the Mergers, and those of RMNI after the Mergers, except where the context indicates otherwise. RSI’s capital structure consisted of Series A, B and C Convertible Preferred Stock (“RSI Preferred Stock”) and Class A and B Common Stock (“RSI Common Stock”). RSI Preferred Stock and RSI Common Stock are collectively referred to as “RSI Capital Stock”.

Since GPIA was a non-operating public shell company, the Mergers have been accounted for as a capital transaction rather than a business combination. Specifically, the transaction was accounted for as a reverse recapitalization consisting of the issuance of RMNI Common Stock by RSI for the net monetary assets of GPIA accompanied by a recapitalization. Accordingly, the net monetary assets received by RMNI as a result of the Mergers with GPIA were treated as a capital infusion on the closing date. In order to reflect the change in capitalization, the historical capitalization related to shares of RSI Common Stock have been retroactively restated based on the exchange ratio as if shares of RMNI Common Stock had been issued as of the later of (i) the issuance date of the shares, or (ii) the earliest period presented in the accompanying unaudited condensed consolidated financial statements. The conversion of RSI Preferred Stock to RMNI Common Stock required the affirmative vote by the respective holders of RSI Preferred Stock. Therefore, conversion was not reflected until October 10, 2017, and the capital structure of RMNI was deemed to include the RSI Preferred Stock until consummation of the Mergers when it converted into approximately 24.1 million shares of RMNI Common Stock.

As the surviving legal entity, the legal capital structure of GPIA is maintained post-merger, while the amounts associated with the historical capital activities and retained earnings of GPIA were eliminated since the amounts associated with the historical capital activities and operations are deemed to be those of RSI, the operating company and predecessor for accounting purposes. Prior to the consummation of the Mergers, GPIA domesticated as a Delaware corporation (the “Delaware Domestication”) and is authorized to issue up to one billion shares of $0.0001 par value common stock, and up to 100 million shares of $0.0001 par value preferred stock that may be issued in one or more series as determined by the Board of Directors. As such, the financial results of the Company for the three months ended March 31, 2017 reflect the operating results of RSI and its consolidated subsidiaries.

The exchange ratio for the Mergers resulted in the issuance of approximately 0.2394 shares of common stock of RMNI for each outstanding share of RSI Capital Stock (the “Exchange Ratio”) on October 10, 2017. Upon consummation of the Mergers, the former GPIA shareholders owned approximately 9.3 million shares of RMNI Common Stock and the former RSI shareholders obtained an 83% controlling interest in the outstanding shares of RMNI Common Stock. Upon consummation of the Mergers, seven of the nine members of the Board of Directors of RMNI previously served as directors of RSI.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s 2017 Annual Report on Form 10-K as filed with the SEC on March 15, 2018 (the “2017 Form 10-K”).

The accompanying condensed balance sheet and related disclosures as of December 31, 2017 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2018, and operating results for the three months ended March 31, 2018 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2018.

Reclassifications

In addition to the accounting for the reverse recapitalization discussed above, certain amounts in the unaudited condensed consolidated financial statements of RSI issued for the three months ended March 31, 2017 have been reclassified to conform to the Company’s presentation for the current period. These reclassifications had no effect on the previously reported net loss, working capital deficit, stockholders’ deficit and cash flows.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of March 31, 2018, the Company had available cash, cash equivalents and restricted cash of $54.5 million. As of March 31, 2018, the Company has cash obligations related to its debt agreements that are due within the next 12 months for principal, interest, make-whole applicable premium and other fees of approximately $56.5 million. Additionally, the Company is obligated to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $5.6 million. The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements. In addition, $17.5 million of the delayed draw B Term Loan under the Credit Facility discussed in Note 4 remains available and may be borrowed through June 2020 with the consent of the Origination Agent.

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

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The following accounting standards are not yet effective; Management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company beginning in the first quarter of fiscal 2019. The new standard allows for two transition methods: (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption date. Management is currently reviewing historical contracts to quantify the impact that the adoption of the standard will have on specific performance obligations, as well as the recognition of costs to obtain customer contracts.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which require organizations that lease assets (“lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Under the new standard, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by management, will also be required. The standard will be effective for the Company beginning in the first quarter of fiscal 2020, assuming the Company still qualifies as an emerging growth company. Early adoption is permitted. However, the new standard must be adopted retrospectively to each prior reporting period presented upon initial adoption.

NOTE 3 — OTHER FINANCIAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2018 and December 31, 2017, cash, cash equivalents and restricted cash are as follows (in thousands):

	2018	2017

Cash and cash equivalents	$22,116	$21,950
Restricted cash:
Control accounts under Credit Facility (Note 4)	31,941	17,644
Corporate credit card debts and other	433	433

Total restricted cash	32,374	18,077

Total cash, cash equivalents and restricted cash	$54,490	$40,027

Other Accrued Liabilities

As of March 31, 2018 and December 31, 2017, other accrued liabilities consist of the following (in thousands):

	2018	2017

Accrued sales and other taxes	$11,187	$11,266
Accrued professional fees	9,970	8,407
Make-whole applicable premium payable	3,103	-
Current maturities of capital lease obligations	622	533
Income taxes payable	487	485
Appeal proceeds payable to insurance company	449	-
Other accrued expenses	2,424	2,229

Total other accrued liabilities	$28,242	$22,920

As of March 31, 2018 and December 31, 2017, accrued professional fees included a 15% holdback, or approximately $2.7 million, for amounts due to one of the Company’s attorneys for defense costs in connection with the Oracle litigation described in Note 7. The holdback amount is expected to be paid by the end of fiscal 2018.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — DEBT

As of March 31, 2018 and December 31, 2017, debt consists of the following (in thousands):

	2018	2017

Credit Facility, net of discount	$90,572	$80,054
Note payable to GP Sponsor, net of discount	2,267	2,059

Total	92,839	82,113
Less current maturities	(36,448)	(15,500)

Long-term debt, net of current maturities	$56,391	$66,613

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

Borrowings under the Credit Facility are collateralized by substantially all assets of the Company, including certain cash depository accounts that are subject to control agreements with the Lenders. As of March 31, 2018 and December 31, 2017, the restricted cash balance under the control agreements totaled $31.9 million and $17.6 million, respectively. The Company is required to comply with various financial and operational covenants on a monthly or quarterly basis, including a leverage ratio, minimum liquidity, churn rate, asset coverage ratio, minimum gross margin, and certain budget compliance restrictions. As of March 31, 2018 and December 31, 2017, the Company was in compliance with covenants under the Credit Facility. Additionally, the covenants in the Credit Facility prohibit or limit the Company’s ability to incur additional debt, pay cash dividends, sell assets, merge or consolidate with another company, and other customary restrictions associated with debt arrangements.

Interest and Fees. The outstanding principal balance under the Credit Facility provides for monthly interest payments at 15.0% per annum, consisting of 12.0% per annum that is payable in cash and 3.0% per annum that is payable through the issuance of additional borrowings beginning on the interest payment due date (referred to as paid-in-kind, or “PIK” interest). In addition, a make-whole applicable premium payment of approximately 15.0% per annum through June 2019 is required for certain principal prepayments as defined in the Credit Facility. The Credit Facility provides for collateral monitoring fees at the rate of 2.5% of the outstanding principal balance thereafter. Until funding occurs, the Credit Facility requires unused line fees of 5.0% per annum on the $17.5 million undrawn portion of the delayed draw B Term Loan. All unused line fees and collateral monitoring fees are payable monthly in arrears and are recorded as a component of other debt financing expenses in the period incurred. Upon the occurrence and during the continuance of any event of default, the principal (including PIK interest), and all unpaid interest bear an additional interest rate of 2.0% per annum (the “Default Interest”) from the date such event of default occurs until it is cured or waived. To date, the Lenders have waived all Default Interest that would have otherwise been payable during periods when events of default existed.

Accretion and Amortization. DIC that relates to the entire Credit Facility has been allocated pro rata between the funded and unfunded portions of the Credit Facility based on the relative amounts that have been cumulatively borrowed versus the undrawn portion of the $125.0 million commitment. DIC related to funded debt is accreted to interest expense using the effective interest method based on the aggregate principal obligations to the Lenders and consulting and Trigger Event obligations to one of the lenders that serves as the origination agent (the “Origination Agent”). DIC associated with unfunded debt is amortized using the straight-line method from the date incurred through the maturity date of the Credit Facility, which is included in other debt financing expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2018 and December 31, 2017, accretion of DIC related to the funded portion of the Credit Facility is at an annual rate of 27.4% and 26.3%, respectively. Excluding the impact of unused line fees, collateral monitoring fees, and amortization of DIC related to the unfunded portion of the Credit Facility, the overall effective rate was 42.4% as of March 31, 2018 and 41.3% as of December 31, 2017.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principal Prepayments. Under the Credit Facility, the Company is required to make payments to the Lenders when certain extraordinary cash receipts are received. Extraordinary receipts include certain insurance settlements, and court awards from litigation and appeals of judgments. As discussed in Note 7, on March 30, 2018, the Company received $21.5 million from the appeal of the Oracle litigation, of which approximately $0.5 million is payable to a company that previously provided insurance coverage related to the litigation. On April 3, 2018, the Company paid $21.0 million consisting of $17.9 million of principal, and $3.1 million for make-whole applicable premium due to the Lenders. Since the make-whole applicable premium obligation was incurred on March 30, 2018, the Company recognized $3.1 million in expense for the three months ended March 31, 2018. As of March 31, 2018, the Company also recognized a write off of DIC for $7.2 million related to the $17.9 million principal prepayment that was triggered by collection of the appeal proceeds.

Funded Credit Facility Activity. Presented below is a summary of activity related to the funded debt, including allocated DIC, for the three months ended March 31, 2018 (in thousands):

	December 31,	PIK	Liability	Principal	Write-off	Accretion	March 31,
	2017	Accrual	Adjustments	Payments	DIC	Expense	2018

Contractual liabilities:
Principal balance	$125,872	$931	$-	$(3,000)	$-	$-	$123,803
Mandatory trigger event exit fees	9,672	-	1,480	-	-	-	11,152
Mandatory consulting fees	4,000	-	-	-	-	-	4,000

Total contractual liability	139,544	931	1,480	(3,000)	-	-	138,955

DIC:
Original issue discount	1,816	-	-	-	(234)	-	1,582
Origination fee	4,538	-	-	-	(586)	-	3,952
Amendment fee	11,521	-	-	-	(1,487)	-	10,034
Fair value of warrants	6,424	-	-	-	(829)	-	5,595
Consulting fees to lenders	6,519	-	-	-	(841)	-	5,678
Mandatory trigger event exit fees	55,200	-	1,480	-	(7,314)	-	49,366
Other issuance costs	3,600	-	-	-	(465)	-	3,135

Total DIC	89,618	-	1,480	-	(11,756)	-	79,342
Cumulative accretion	(30,128)	-	-	-	4,587	(5,418)	(30,959)

Net DIC	59,490	-	1,480	-	(7,169)	(5,418)	48,383

Net carrying value	$80,054	$931	$-	$(3,000)	$7,169	$5,418	$90,572

Related Party Note Payable

Upon consummation of the Merger Agreement with GPIA, the Company assumed an outstanding loan payable to GPIC Ltd., a Bermuda company (“GP Sponsor”) with a face amount of approximately $3.0 million. This loan is non-interest bearing and is not due and payable until the outstanding principal balance under the Credit Facility is less than $95.0 million. At inception of this loan, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the Credit Facility. However, due to the $17.9 million principal prepayment on April 3, 2018 as discussed above, the maturity date is now expected to occur in March 2019. Accordingly, the net carrying value of this obligation is included in current maturities of long-term debt as of March 31, 2018.

Interest was initially imputed under this note payable assuming a maturity date in June 2020 and based on the estimated market rate of 15.0% per annum, which resulted in a discount of approximately $1.0 million as of October 10, 2017. Based on the revised maturity date of March 2019, the imputed interest rate changed to 27.7% which resulted in accretion expense of $0.2 million for the three months ended March 31, 2018.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future Debt Maturities

For purposes of classifying current maturities of long-term debt in the Company’s balance sheets, none of the discount is attributed to the current portion until the maturity date is less than one year from the balance sheet date. Based on the $139.0 million contractual liability outstanding under the Credit Facility and the $2.3 million net carrying amount of the related party note payable to GP Sponsor, the scheduled future maturities as of March 31, 2018, are as follows (in thousands):

	Credit Facility
	Principal		Trigger	Mandatory		GP Sponsor
12 Months Ending March 31,	Balance		Event Fees	Consulting	Total	Note Payable	Total

2019	$32,181	(1)	$-	$2,000	$34,181	2,267	$36,448
2020	15,000		-	2,000	17,000	-	17,000
2021	76,622		11,152	-	87,774	-	87,774

Total	$123,803		$11,152	$4,000	$138,955	$2,267	$141,222

(1)	Consists of (i) principal amortization of $14.3 million as set forth in the sixth amendment to the Credit Facility, and (ii) a mandatory principal prepayment of $17.9 million related to the collection of the appeal proceeds that was paid on April 3, 2018.

Interest Expense

The components of interest expense for the three months ended March 31, 2018 and 2017 are presented below (in thousands):

	2018	2017

Credit Facility:
Interest expense at 12.0%	$3,726	$3,216
PIK interest at 3.0%	931	808
Accretion expense for funded debt	5,418	5,870
Make-whole applicable premium	3,103	-
Accretion expense for GP Sponsor note payable	207	-
Interest on other borrowings	24	42

Total interest expense	$13,409	$9,936

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Debt Financing Expenses

The components of other debt financing expenses for the three months ended March 31, 2018 and 2017 are presented below (in thousands):

	2018	2017

Write-off DIC related to Credit Facility	$7,169	$-
Collateral monitoring fees	776	674
Amortization of DIC related to unfunded debt	343	275
Unused line fees	216	219
Amortization of prepaid agent fees and other	113	114

Total other debt financing fees	$8,617	$1,282

Embedded Derivatives

The Credit Facility includes features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. As of March 31, 2018, the Company determined that embedded derivatives include the requirements to pay make-whole applicable premium in connection with certain mandatory prepayments of principal, and default interest due to non-credit-related events of default. These embedded derivatives are classified within Level 3 of the fair value hierarchy and have an aggregate fair value of $1.1 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively. The change in the fair value of embedded derivative liabilities resulted in a gain of $0.5 million for the three months ended March 31, 2018, and a loss of $5.1 million for the three months ended March 31, 2017. Gains and losses resulting from changes in fair value are reflected in the Company’s unaudited condensed consolidated statements of operations.

The fair value of these embedded derivatives was estimated using the “with” and “without” method. Accordingly, the Credit Facility was first valued with the embedded derivatives (the “with” scenario) and subsequently valued without the embedded derivatives (the “without” scenario). The fair values of the embedded derivatives were estimated as the difference between these two scenarios. The fair values were determined using the income approach, specifically the yield method. As of March 31, 2018, key Level 3 assumptions and estimates used in the valuation of the embedded derivatives include timing of projected principal payments, remaining term to maturity of approximately 2.2 years, probability of default of approximately 30% and a discount rate of 15.3%. As of March 31, 2018, the discount rate is comprised of a risk-free rate of 2.3% and a credit spread of 13.0% determined based on option-adjusted spreads from public companies with similar credit quality. As of December 31, 2017, key Level 3 assumptions and estimates used in the valuation of the embedded derivatives include timing of projected principal payments, remaining term to maturity of approximately 2.5 years, probability of default of approximately 35%, and a discount rate of 20.9%. As of December 31, 2017, the discount rate is comprised of a risk-free rate of 1.9% and a credit spread of 19.0% determined based on option-adjusted spreads from public companies with similar credit quality.

NOTE 5 — RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

The Company’s stock option plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. For additional information about the Stock Plans, please refer to Note 7 to the Company’s consolidated financial statements for the year ended December 31, 2017, included in the 2017 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the three months ended March 31, 2018.

Restricted Stock Units

On February 6, 2018, the Board of Directors granted restricted stock units (“RSU’s”) under the 2013 Plan for an aggregate of approximately 156,000 shares of Common Stock to members of the Board of Directors and an officer of the Company. These RSU’s vest over periods ranging from 12 to 24 months and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the fair market value of the Company’s Common Stock on the date of grant of $8.60 per share, the aggregate fair value for the shares underlying the RSU’s amounted to $1.3 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense of $0.2 was recognized for the three months ended March 31, 2018, and the remainder of $1.1 is expected to be charged to expense on a straight-line basis as the RSU’s vest are over a weighted-average period of approximately 1.1 years.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

On February 6, 2018, the Board of Directors authorized an increase of 2.3 million shares available for grant under the 2013 Plan. The Board of Directors also granted stock options for the purchase of an aggregate of approximately 1.0 million shares of Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant of $8.60 per share. These stock options vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the three months ended March 31, 2018 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, beginning of period	12,130	$2.95	4.9
Granted	1,034	8.63
Forfeited	(22)	7.22
Expired	(1)	1.02
Exercised	(126)	1.22

Outstanding, end of period (3)(4)	13,015	3.41	5.0

Vested, end of period (3)	10,674	2.44	4.0

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of March 31, 2018, the aggregate intrinsic value of stock options outstanding was $67.2 million. As of March 31, 2018, the aggregate intrinsic value of vested stock options was $65.3 million.

(4)	The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of March 31, 2018.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the three months ended March 31, 2018 (in thousands):

Available, beginning of period	2,413
Stock options granted	(1,034)
Restricted stock units granted	(156)
Expired options under 2007 Plan	1
Forfeited options under Stock Plans	22
Newly authorized by Board of Directors	2,300

Available, end of period	3,546

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value of approximately 1,034,000 stock options granted for the three months ended March 31, 2018 amounted to $3.0 million, or $2.95 per share as of the grant date. Fair value was computed using the Black-Scholes-Merton (“BSM”) method and will result in the recognition of compensation cost over the three-year vesting period of the stock options. No stock options were granted for the three months ended March 31, 2017. For the three months ended March 31, 2018, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	5.9
Volatility	31%
Dividend yield	0%
Risk-free interest rate	2.6%
Fair value per common share on date of grant	$8.60

As of March 31, 2018 and December 31, 2017, total unrecognized compensation costs related to unvested stock options was $5.4 million and $3.2 million, respectively. As of March 31, 2018, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.9 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSU’s and stock options for the three months ended March 31, 2018 and 2017 is classified as follows (in thousands):

	2018	2017

Cost of revenues	$165	$64
Sales and marketing	367	140
General and administrative	335	157

Total	$867	$361

Warrants

As of March 31, 2018, warrants are outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2017, included in the 2017 Form 10-K.

As of March 31, 2017, redeemable warrants were outstanding for approximately 3.4 million shares of the Company’s Common Stock, as restated to give effect for the reverse recapitalization discussed in Note 1. These redeemable warrants were classified under Level 3 of the fair value hierarchy. No warrants were granted or exercised for the three months ended March 31, 2017. The fair value of the warrants at March 31, 2017 was $7.9 million. The increase in fair value of $0.6 million for the three months ended March 31, 2017 was recorded as a loss from change in fair value of redeemable warrants in the Company’s unaudited condensed consolidated statements of operations. The cash redemption feature associated with these redeemable warrants was eliminated effective on October 10, 2017. Accordingly, the fair value of these warrants is no longer recognized as a liability in the Company’s consolidated balance sheets after October 10, 2017.

As of March 31, 2017, the valuation methodology for the redeemable warrants discussed above was performed through a hybrid model using Monte Carlo simulation, which considered possible future equity financing and liquidity scenarios, including an initial public offering, a sale of the business, and a liquidation of the Company. Key Level 3 assumptions inherent in the warrant valuation methodology as of March 31, 2017 include projected revenue multiples of 1.7 to 2.1, volatility of 52% to 57%, the risk-free interest rate of 1.08% to 1.36%, a discount rate for lack of marketability of 29%, and the overall discount rate of approximately 25%.

NOTE 6 — INCOME TAXES

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

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. The income tax effects of the Tax Act for which the accounting is incomplete for the year ended December 31, 2017 and the three months ended March 31, 2018 include (i) the impact of the Transition Tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, (ii) whether to elect to expense or depreciate new capital equipment, (iii) the impact to the aforementioned items on state income taxes, and (iv) potential unrecognized tax benefits relating to the aforementioned items. The Company has made reasonable estimates for each of these items; however, such estimates may subsequently be revised based on evolving analyses and interpretation of the Tax Act and related accounting guidance. Through March 31, 2018, the Company has not made any changes to the provisional estimates established as of December 31, 2017.

Due to a full valuation allowance for its net deferred tax assets in the United States, the Company recorded no change in deferred income tax expense for the three months ended March 31, 2018. For the three months ended March 31, 2018, no income tax expense was recorded in the United States due to utilization of net operating loss carryforwards. For the three months ended March 31, 2018 and 2017, income tax expense was attributable to earnings in foreign jurisdictions subject to income taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended March 31, 2018.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire from April 2018 to January 2023. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended March 31, 2018 and 2017 was $1.4 million and $1.2 million, respectively.

Future minimum lease payments under the non-cancellable operating lease agreements are as follows (in thousands):

12 months ending March 31:

2019	$5,003
2020	3,755
2021	3,657
2022	3,422
2023	1,896

Total	$17,733

Rimini I Litigation

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

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Appeal of Rimini I Litigation

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

In January 2018, the Court of Appeals reversed certain awards totaling $50.3 million made in Oracle’s favor during and after the Company’s 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the appellate court in December 2016, and all awards and judgments against Mr. Ravin. The Court of Appeals reversed awards previously paid by the Company as part of the $124.4 million judgment, consisting of an award under state computer access statutes and taxable costs and interest totaling $21.3 million, Oracle’s legal fees of $28.5 million (that was subsequently remanded back to the District Court), and post-judgment interest of $0.5 million. The Court of Appeals also vacated and remanded the injunction originally ordered by the District Court that would have required the Company to incur additional labor costs to provide support for clients as contracted. In March 2018, Oracle re-filed with the District Court requesting the reinstatement of the injunction. The motion has been fully briefed and is awaiting a decision by the District Court. Any injunction that might be ordered in the future may or may not have a similar, lesser or greater impact on the Company’s costs of support for its clients or other business impacts. In its opinion, the Court of Appeals, while affirming the finding of infringement against Rimini (which the jury had found to be "innocent" infringement) for the processes that the Company ceased using no later than July 2014, also stated that the Company "provided third-party support for Oracle's enterprise software, in lawful competition with Oracle's direct maintenance services”.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2018, Oracle filed a renewed motion for attorney’s fees and costs. A decision by the District Court on the refund of Oracle’s legal fees is expected in 2018, but the Company can make no assurances as to the ultimate amount of the refund or the timing of receipt. Accordingly, since any recovery as a result of the District Court decision is considered a gain contingency, no amounts will be recognized in the Company’s consolidated financial statements until the District Court decides this matter and the cash proceeds are received.

As mandated by the Court of Appeals, on March 30, 2018 Oracle paid the Company $21.5 million for the reversal of the award under state computer access statutes and taxable costs and interest totaling $21.3 million, and post-judgment interest of $0.2 million. Due to collection of this award in cash, the Company recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the three months ended March 31, 2018. Additionally, in May 2018 Oracle deposited $28.5 million in an interest-bearing account with the District Court pending a final decision by the Court on the refund to the Company of Oracle’s legal fees. The amount, if any, ultimately released to the Company is dependent upon the decision of the District Court. If the District Court decides to return any of the deposited funds to Oracle, the Company would have the right to appeal that decision. All amounts released to the Company from the interest-bearing account will be required to pay down the Credit Facility (including make-whole applicable premium if received prior to June 24, 2019) as discussed in Note 4, net of contractual amounts due to the insurance company that previously provided reimbursement of a portion of such legal fees. Such amount due to the insurance company will be net of all costs associated with the remand and appeal.

Petition for Rehearing En Banc

In January 2018, the Company filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, the Company asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the trial court set the interest rate using a date that precedes the filing of the litigation, which resulted in an additional judgment amount of approximately $20.2 million that was paid by the Company to Oracle in October 2016. Second, the Company asked the Court of Appeals to rehear the award of non-taxable costs, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the United States Supreme Court and resulted in the Company paying approximately $12.8 million that would not have been assessed in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018 and the mandate was issued on March 13, 2018. If the Company decides to further appeal, it will have up to 90 days from the date of issuance to file a request for certiorari in the United States Supreme Court. The Company may or may not choose to pursue further appeal and, if pursued, it is not possible to predict whether any such appeal would be successful.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int‘l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that the Company’s revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) the same allegations asserted in Rimini I but limited to new or existing clients for whom the Company provided support from the conclusion of Rimini I discovery in December 2011 until the revised support processes were fully implemented by July 2014, and (ii) new allegations that the Company’s revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, the Company filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss the Company’s amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. On February 14, 2017, the Company filed its answer and motion to dismiss Oracle’s third amended counterclaim, which has been fully briefed and is pending consideration by the court. On March 7, 2017, Oracle filed a motion to strike the Company’s copyright misuse affirmative defense which is briefed. By stipulation of the parties, the court granted the Company’s motion to file its third amended complaint to add claims arising from Oracle’s purported revocation of access by the Company to its support websites on behalf of the Company’s clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss the Company’s third amended complaint on May 30, 2017, and the Company’s opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the Court issued an order granting in part and denying in part the Company’s motion to dismiss Oracle’s third amended counterclaim. The Court granted the Company’s motion to dismiss as to count five, intentional interference with prospective economic advantage, and count eight, unjust enrichment. On October 5, 2017, Oracle filed a motion for reconsideration of the Court’s September 22, 2017 Order. The Company filed its opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the Court issued an order granting in part and denying in part Oracle’s motion to dismiss the Company’s third amended complaint. The Court granted Oracle’s motion to dismiss as to the Company’s third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The Court denied Oracle’s motion as to the Company’s causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS § 598.0915(8) and unfair competition. On November 17, 2017 the Court denied Oracle’s motion for reconsideration of the Court’s September 22, 2017 Order. On November 22, 2017, the Company filed a motion for reconsideration of the Court’s November 7, 2017 Order. Oracle filed its opposition to the Company’s motion for reconsideration on December 6, 2017, to which the Company filed its reply on December 13, 2017. That motion is still pending the Court’s decision.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fact discovery with respect to the above action ended in February 2018, with some depositions rescheduled in March 2018. In April 2018 the parties agreed to extend expert discovery from the end of July 2018 to the beginning of August 2018. There is currently no trial date scheduled and the Company does not expect a trial to occur in this matter earlier than 2020, but the trial could occur earlier or later than that. Given that discovery is ongoing, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by the Company in connection with its claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be determined. The Company believes that an award for damages is not probable, so no accrual has been made as of March 31, 2018 and December 31, 2017.

Other Litigation

From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources and other factors. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

Insurance Settlement Agreement

On March 31, 2017, the Company entered into a Settlement Agreement, Release and Policy Buyback Agreement (“Settlement Agreement”) with an insurance company that previously provided coverage for the defense costs related to the Oracle litigation referred to as Rimini II. The Settlement Agreement provided for aggregate payments to the Company of $24.0 million and resulted in the termination of coverage under the insurance policies. Prior to execution of the Settlement Agreement, the insurance company reimbursed the Company an aggregate of $4.7 million of defense costs, and pursuant to the settlement executed in March 2017, agreed to make an additional payment to the Company of $19.3 million that was received in April 2017. The Settlement Agreement was initially accounted for by recognizing a deferred insurance settlement liability for $19.3 million. This deferred insurance settlement liability was reduced as legal defense costs related to Rimini II were incurred subsequent to March 31, 2017. Accordingly, deferred insurance settlement liability was eliminated as of March 31, 2018 due to legal defense costs of $11.2 million incurred for the nine months ended December 31, 2017 and $8.1 million incurred for the three months ended March 31, 2018.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subpoena

On March 2, 2018, the Company received a federal grand jury subpoena, issued from the United States District Court for the Northern District of California, requesting the Company produce certain documents relating to specified support and related operational practices. The Company is cooperating with this inquiry.

Guarantees

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $ 20.3 million and $19.6 million as of March 31, 2018 and December 31, 2017, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

NOTE 8 — RELATED PARTY TRANSACTIONS

As of March 31, 2018 and December 31, 2017, Adams Street Partners LLC and its affiliates (“ASP”) owned approximately 39% of the Company’s issued and outstanding shares of Common Stock, and an individual that is affiliated with ASP is a member of the Company’s board of directors. ASP owns a $10.0 million indirect interest in the amended Credit Facility discussed in Note 4. For the three months ended March 31, 2018 and 2017, the Company recognized net revenue for software support services provided to two ASP investees of $0.6 million and $0.5 million, respectively.

NOTE 9 — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The effect of dilutive securities in the computation of diluted net income per share for the three months ended March 31, 2018 is shown below (in thousands, except per share amounts):

	Net	Weighted	Net Income
	Income	Average Shares	Per Share

Basic Net Income Per Share:
Net income	$3,507	59,393	$0.06
Effect of dilutive securities:
Origination Agent warrants	-	1,132
Stock options	-	7,619
Restricted stock units	-	10

Diluted Net Income Per Share	$3,507	68,154	$0.05

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2017, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of March 31, 2017, the following potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

RSI Preferred Stock	24,058
Stock options	12,668
Warrants	3,461

Total	40,187

NOTE 10 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Additional information on fair value measurements is included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2017, included in the 2017 Form 10-K.

The Company does not have any assets that are carried at fair value on a recurring basis. The Company’s redeemable warrant liability and embedded derivative liability are the only liabilities that have been carried at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy. Details of the embedded derivative and the redeemable warrant liabilities, including valuation methodology and key assumptions and estimates used, are disclosed in Note 4 and Note 5, respectively. As discussed in Note 5, the redemption feature for the redeemable warrant liability was eliminated on October 10, 2017, whereby the warrant is not carried at fair value after that date. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2018 and 2017, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following table shows net revenues by geographic region for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017

United States of America	$39,542	$32,569
International	20,263	16,501

Total	$59,805	$49,070

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No customers represented more than 10% of net revenue for the three months ended March 31, 2018 and 2017. As of March 31, 2018, one customer accounted for approximately 13% of our total net receivables. As of December 31, 2017, no single customer represented 10% or more of total net accounts receivable.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2018 and December 31, 2017, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $43.0 million and $31.0 million, respectively. The Company also had $2.1 million of restricted cash with another financial institution as of December 31, 2017. The Company has never experienced any losses related to these balances.

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

NOTE 11 — SUBSEQUENT EVENTS

As discussed further in Notes 4 and 7, on April 3, 2018 the Company made a mandatory payment to the Lenders under the Credit Facility of $21.0 million, consisting of $17.9 million of principal and $3.1 million for make-whole applicable premium.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•	the evolution of the enterprise software support landscape facing our customers and prospects;

•	our ability to educate the market regarding the advantages of our enterprise software support services and products;

•	estimates of our total addressable market;

•	projections of customer savings;

•	our ability to maintain an adequate rate of revenue growth;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our ability to expand our leadership position in independent enterprise software support;

•	our ability to attract and retain customers;

•	our ability to further penetrate our existing customer base;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner; our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to capitalize on changing market conditions including a market shift to hybrid information technology environments;

•	our ability to develop strategic partnerships;

•	benefits associated with the use of our services;

•	our ability to expand internationally;

•	our ability to raise financing in the future;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our intentions with respect to our pricing model;

•	cost of revenues, including changes in costs associated with production, manufacturing, and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general administrative expenses;

•	anticipated income tax rates;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to maintain our good standing with the United States and international governments and capture new contracts;

•	costs associated with defending intellectual property infringement and other claims, such as those claims discussed under the section titled “Business—Legal Proceedings” in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 15, 2018 (the “2017 Form 10-K”);

•	the final amount and timing of any refunds from Oracle related to our litigation;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the effects of seasonal trends on our results of operations.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referred to Part II, Item 2 of this Report. Moreover, we operate in a very competitive and rapidly changing market. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements in this Report are made as of the date of the filing, and except as required by law, we disclaim and do not undertake any obligation to update or revise publicly any forward-looking statements in this Report. You should read this Report and the documents that we reference in this Report and have filed with the SEC as exhibits with the understanding that our actual future results, levels of activity and performance, as well as other events and circumstances, may be materially different from what we expect.

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Report, and the Company's audited consolidated financial statements for the year ended December 31, 2017, included in our 2017 Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A of the 2017 Form 10-K, and elsewhere in this Report.

Certain figures, such as interest rates and other percentages included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated based on such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our unaudited condensed consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

We are a global provider of enterprise software support products and services, and the leading independent software support provider for Oracle and SAP products, based on both the number of active clients supported and recognition by industry analyst firms. We founded our company to disrupt and redefine the enterprise software support market by developing and delivering innovative new products and services that fill a then unmet need in the market. We believe we have achieved our leadership position in independent enterprise software support by recruiting and hiring experienced, skilled and proven staff; delivering outcomes-based, value-driven and award-winning enterprise software support products and services; seeking to provide an exceptional client-service, satisfaction and success experience; and continuously innovating our unique products and services by leveraging our proprietary knowledge, tools, technology and processes.

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2017, SAP reported that support revenue represented approximately 46% of its total revenue, and for fiscal year 2017 Oracle reported a margin of 94% for software license updates and product support.

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

As of March 31, 2018, we employed approximately 990 professionals and supported over 1,580 active clients globally, including 75 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

We have experienced 49 consecutive quarters of revenue growth through March 31, 2018. In addition, our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended March 31, 2018 and 2017, we generated net revenue of $59.8 million and $49.1 million, respectively, representing a quarter-over-quarter increase of 22%. We have a history of losses, and as of March 31, 2018, we had an accumulated deficit of $300.9 million. For each of the three months ended March 31, 2018 and 2017, we generated approximately 66% of our net revenue in the United States and approximately 34% of our net revenue from our international business.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of March 31, 2018, we had outstanding contractual debt obligations under our Credit Facility and a note payable to related party in the aggregate amount of $141.9 million and the net carrying value of those debt obligations was $93.1 million. In addition, we have outstanding liabilities of $6.25 million related to the Credit Facility for fees payable in the second and third quarters of 2019.

We intend to continue investing for long-term growth. We have invested and expect to continue investing in expanding our ability to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. We currently do not expect to be profitable for the year ending December 31, 2018.

Recent Developments

Reference is made to Notes 7 and 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recent developments related to our appeal of litigation and payments to the lenders for principal and make-whole applicable premium.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of March 31, 2018 and 2017, we had over 1,580 and 1,280 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of March 31, 2018 and 2017, we had over 940 and 800 unique clients, respectively.

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

Our annualized subscription revenue was approximately $239 million and $196 million as of March 31, 2018 and 2017, respectively. We believe the sequential increase in annualized subscription revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 93% and 94% for the 12 months ended March 31, 2018 and 2017, respectively.

Gross profit percentage

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between net revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by net revenue. Our gross profit percentage was approximately 61% and 63% for the three months ended March 31, 2018 and 2017, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Our consolidated statements of operations for the three months ended March 31, 2018 and 2017, are presented below (in thousands):

	2018	2017

Net revenue	$59,805	$49,070
Cost of revenue	23,541	18,356

Gross profit	36,264	30,714

Operating expenses:
Sales and marketing	20,207	14,696
General and administrative	10,805	9,276
Litigation costs and related recoveries:
Professional fees and other defense costs of litigation	8,899	4,971
Litigation appeal refund	(21,285)	-
Insurance recoveries	(7,583)	(1,026)

Total operating expenses	11,043	27,917

Operating income	25,221	2,797

Non-operating expenses:
Interest expense	(13,409)	(9,936)
Other debt financing expenses	(8,617)	(1,282)
Loss from change in fair value of redeemable warrants	-	(602)
Gain (loss) from change in fair value of embedded derivatives	500	(5,100)
Other income (expense), net	328	89

Income (loss) before income taxes	4,023	(14,034)
Income tax expense	(516)	(441)

Net income (loss)	$3,507	$(14,475)

The following table presents net revenue, key components of cost of revenue, and gross profit for the three months ended March 31, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Net revenue	$59,805	$49,070	$10,735	22%
Cost of revenue:
Employee compensation and benefits	15,718	12,753	2,965	23%
Engineering consulting costs	3,866	2,847	1,019	36%
Administrative allocations(1)	2,669	2,047	622	30%
All other costs	1,288	709	579	82%

Total cost of revenue	23,541	18,356	5,185	28%

Gross profit	$36,264	$30,714	$5,550	18%

Gross profit percentage	60.6%	62.6%

(1)	Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Net revenue. Net revenue increased from $49.1 million for the three months ended March 31, 2017 to $59.8 million for the three months ended March 31, 2018, an increase of $10.7 million or 22%. The vast majority of this increase was driven by a 19% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. The average number of active clients also increased from approximately 1,250 for the three months ended March 31, 2017 to approximately 1,570 for the three months ended March 31, 2018, an increase of 25%. On a regional basis, United States net revenue grew from $32.6 million for the three months ended March 31, 2017 to $39.5 million for the three months ended March 31, 2018, an increase of $7.0 million or 21%. We continue to invest in expansion of our business outside the United States which resulted in an increase in international net revenue from $16.5 million for the three months ended March 31, 2017 to $20.3 million for the three months ended March 31, 2018, an increase of $3.8 million or 23%.

Our Credit Facility includes covenants that restrict our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended. This amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first quarter of 2018, and we expect further quarter-over-quarter increases for the remainder of 2018 compared to the comparable periods in 2017. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into net revenue. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions. As a result, our 2018 versus 2017 quarter-over-quarter growth in net revenue decreased from approximately 42% for the first quarter of 2017 to 22% for the first quarter of 2018. Due to our subscription revenue model, the impact of these matters that resulted in net revenue growth of 22% for the first quarter of 2018 versus the comparable period in 2017 is expected to continue to impact revenue growth rates at least through the first half of 2019.

Cost of revenue. Cost of revenue increased from $18.4 million for the three months ended March 31, 2017 to $23.5 million for the three months ended March 31, 2018, an increase of $5.2 million or 28%. The key driver of the increase in cost of revenue was an increase of 74 average number of employees, which resulted in an increase in employee compensation and benefits costs of $3.0 million to support the growth in net revenue. In addition to hiring employees, we relied on the increased use of engineering consultants that resulted in an increase in engineering consulting costs of $1.0 million. For the three months ended March 31, 2018, administrative allocations and all other costs each increased by $0.6 million as compared to the same period in 2017. The increase of $0.6 million in administrative allocations resulted from faster growth in the number of employees classified in cost of revenue functions. The increase of $0.6 million in all other costs was driven by internal project-related and higher travel costs.

As discussed in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, in March 2018, Oracle re-filed with the District Court to obtain an injunction that would prohibit us from using certain processes that could require us to incur additional labor costs to provide support for our clients as contracted. A decision on the injunction is expected by the District Court before the end of 2018, but it could be earlier or later. The impact on our costs, if any, will depend on the District Court’s decision.

Gross Profit. For the three months ended March 31, 2018, total cost of revenue increased by 28%, compared to the increase in net revenue of 22%. Since our costs grew faster than our net revenue, gross profit in dollar terms increased by only 18% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. As a result, our gross profit percentage decreased from 62.6% for the three months ended March 31, 2017 to 60.6% for the three months ended March 31, 2018. The decrease in gross profit percentage was primarily due to labor and consulting costs associated with special tax, legal and regulatory updates in specific countries, and changes in global IFRS requirements that impacted our payroll related product lines, along with increased expenses associated with global infrastructure investments.

In our second quarter of fiscal 2018, we are conducting our global service delivery conference for our support delivery staff to provide training on new products and processes. This conference is typically held every two to three years. As a result of the costs associated with this internal conference, gross profit percentage is currently expected to be in the range of 57% to 59% for our fiscal second quarter of 2018.

Sales and marketing expenses. Sales and marketing expenses increased from $14.7 million for the three months ended March 31, 2017 to $20.2 million for the three months ended March 31, 2018, an increase of $5.5 million or 38%. This increase was primarily due to (i) an increase in travel and business meeting costs of $2.4 million primarily due to holding our sales kickoff meeting in January 2018 whereas we did not hold our sales kickoff meeting in 2017, (ii) an increase in employee compensation and benefits of $1.7 million primarily due to a 4% increase in the average number of employees and annual pay increases, (iii) an increase in spending on other marketing activities of $1.0 million, (iv) an increase in recruitment costs of $0.2 million, and (v) an increase in shared service allocations for facilities, security and technology of $0.2 million. Our overall increased spending was driven by a less stringent sales and marketing spending ratio covenant due to the sixth amendment to the Credit Facility that was effective in October 2017. We currently expect sales and marketing expense to range between 36% and 39% of net revenue in 2018.

General and administrative expenses. General and administrative expenses increased from $9.3 million for the three months ended March 31, 2017 to $10.8 million for the three months ended March 31, 2018, an increase of $1.5 million or 16%. This increase was primarily due to higher costs after we became a public company in October 2017, including increases in (i) employee compensation costs of $1.4 million as a result of a 20% increase in the average number of general and administrative employees, and (ii) an increase in travel to attend meetings of $0.3 million. These increases which total $1.7 million were partially offset by decreases in contract labor for $0.2 million.

Looking forward on a quarter-over-quarter basis, we expect to continue to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with our transition to being a public company. Public company costs that are expected to increase in the future include additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, we expect our general and administrative expenses will continue to increase in future periods.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended March 31, 2018 and 2017, consist of the following (in thousands):

	2018	2017	Change

Professional fees and other defense costs of litigation	$8,899	$4,971	$3,928
Litigation appeal refund	(21,285)	-	(21,285)
Insurance recoveries, net	(7,583)	(1,026)	(6,557)

Litigation costs, net of related insurance recoveries	$(19,969)	$3,945	$(23,914)

Professional fees and other defense costs associated with litigation increased from $5.0 million for the three months ended March 31, 2017 to $8.9 million for the three months ended March 31, 2018, an increase of $3.9 million or 79%. For the three months ended March 31, 2018, we incurred professional fees related to ongoing litigation with Oracle that we refer to as “Rimini II” for $8.4 million, our appeal of the Rimini I judgment for $0.5 million, and other matters for $0.3 million. Over a six-year period through October 2016, we were actively engaged in the Rimini I litigation, for which we paid a judgment of $124.4 million in October 2016. We currently expect to continue to incur legal expenses related to our ongoing appeal of the Rimini I outcome through at least mid-2018 and possibly later, while the Rimini II litigation costs are expected to continue through 2020 or 2021, and depending on appeals, if any, may be longer. Such litigation costs are not linear and can fluctuate significantly from quarter to quarter, but generally expected to range between $2.0 and $5.0 million per quarter at least through the Rimini II trial date. However, due to the timing of expert discovery work in Rimini II and the ongoing remand and appeal costs for Rimini I, litigation costs may exceed $8.0 million for our second quarter of fiscal 2018.

As discussed in Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, in January 2018 the Court of Appeals reversed certain awards under Rimini I. This reversal by the Court of Appeals included $21.3 million previously paid by us as part of the October 2016 judgment for state computer access statutes and taxable costs and interest. On March 31, 2018, Oracle paid us approximately $21.5 million including post-judgment interest of $0.2 million. Due to the collection of this award in cash, we recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the three months ended March 31, 2018.

We had certain insurance policies in effect related to our litigation activities whereby we were entitled to recover a portion of the legal fees to defend against the litigation. For the first quarter of 2017, we received insurance reimbursements of $1.0 million. In March 2017, we entered into a settlement agreement with an insurance company that had been providing defense cost coverage related to Rimini II. Pursuant to the settlement, we received a one-time payment of $19.3 million in April 2017. As of March 31, 2017, the $19.3 million settlement proceeds were accounted for as a receivable from the insurance company with a corresponding deferred liability that is being reduced as legal expenses related to Rimini II are incurred in the future. For the three months ended March 31, 2018, we incurred $8.4 million of legal fees related to Rimini II, of which $8.0 million reduced the remaining deferred settlement liability with an offsetting increase in insurance recoveries in our unaudited condensed consolidated statement of operations. In connection with the litigation appeal proceeds of $21.5 million discussed above, approximately $0.4 million of this amount is refundable to the company that provided insurance coverage. Therefore, approximately $0.4 million is reflected as a reduction of insurance recoveries for the three months ended March 31, 2018. As a result of the March 2017 insurance settlement agreement, we expect limited, if any, future cash recoveries from insurance and the deferred liability in the original amount of $19.3 million has been fully offset by costs incurred in the Rimini II litigation over the 12-month period ended March 31, 2018.

Interest expense. Interest expense increased from $9.9 million for the three months ended March 31, 2017 to $13.4 million for the three months ended March 31, 2018, an increase of $3.5 million or 35%. The increase in interest expense was primarily due to a charge of $3.1 million for make-whole applicable premium that resulted from the collection of the litigation appeal proceeds received on March 30, 2018, as discussed above. Interest expense, including PIK interest, also increased by $0.5 million due to an increase in our weighted average borrowings from $107.4 million for the three months ended March 31, 2017 to $126.6 million for the three months ended March 31, 2018. These increases which total $3.9 million were partially offset by a reduction in accretion expense of $0.5 million that was primarily due to the write off of DIC related to principal prepayments since the second quarter of 2017.

Our effective interest rate for accretion of DIC related to the Credit Facility increased from 26.3% as of December 31, 2017 to 27.4% as of March 31, 2018. The increase in our effective interest rate for the three months ended March 31, 2018 was primarily driven by additional DIC related to mandatory trigger event exit fees incurred for the three months ended March 31, 2018. The overall effective interest rate, including interest at the stated rate of 15.0% and accretion of DIC, was 41.3% as of December 31, 2017 and 42.4% as of March 31, 2018.

Other debt financing expenses. Other debt financing expenses increased from $1.3 million for the three months ended March 31, 2017 to $8.6 million for the three months ended March 31, 2018, an increase of $7.3 million. The significant increase in other debt financing expenses primarily resulted from the write off of DIC for $7.2 million related to the principal prepayment that was triggered by collection of the appeal proceeds on March 30, 2018, as discussed above. For the three months ended March 31, 2018, other debt financing expenses also increased by (i) $0.1 million due to the impact on collateral monitoring fees of the increase in our weighted average borrowings, and (ii) $0.1 million for increased amortization of DIC related to unfunded debt due to additional costs incurred after the first quarter of 2017.

Loss on change in fair value of redeemable warrants. For the three months ended March 31, 2017 the fair value of the redeemable warrants held by the Origination Agent increased by $0.6 which resulted in a corresponding loss on change in fair value of redeemable warrants. Due to the elimination of the cash redemption feature on October 10, 2017 in connection with the reverse recapitalization, the redeemable warrant liability of $23.6 million was reclassified to additional paid-in capital. Therefore, changes in fair value after October 10, 2017 are no longer reported in our consolidated statements of operations.

Loss on change in fair value of embedded derivatives. The requirements to pay default interest at 2.0% during the existence of an event of default, equity raise delay fees, and “make-whole” interest payments for certain principal prepayments as defined in the Credit Facility, are examples of embedded derivatives required to be bifurcated and reported at fair value. Make-whole applicable premium payments for certain principal prepayments are computed as set forth in the Credit Facility primarily based on the 15.0% per annum stated rate from the prepayment date until June 2019. Increases in the fair value of embedded derivatives result in losses that are recognized when the likelihood increases that a future cash payment will be required to settle an embedded derivative, whereas gains are recognized when the fair value decreases. Decreases in fair value occur when we become contractually obligated to pay an embedded derivative (whereby the embedded derivative liability is transferred to a contractual liability), or as the likelihood of a future cash settlement decreases.

The decrease in the fair value of embedded derivatives resulted in a gain of $0.5 million for the three months ended March 31, 2018. The gain of $0.5 million for the three months ended March 31, 2018 was primarily attributable to a lower principal balance subject to make-whole applicable premium, and due to a reduction in the future period for which make-whole applicable premium applies from approximately 18 months to 15 months. For the three months ended March 31, 2017, the increase in fair value of embedded derivatives resulted in the recognition of a loss of $5.1 million. This loss was driven by a March 2017 insurance settlement that resulted in net insurance proceeds of $18.7 million in April 2017, which were required to be applied under the Credit Facility to prepay principal of $14.1 million along with a make-whole interest payment of $4.6 million. The likelihood of the insurance settlement was unknown for the valuation of the embedded derivatives as of December 31, 2016 but resulted in a significant increase for the calculation of fair value as of March 31, 2017.

If future financing activities or court decisions are considered likely to trigger potential make-whole applicable premium payments, the fair value of embedded derivatives may increase in future periods which would result in recognition of a loss in our unaudited condensed consolidated statements of operations.

Other income (expense), net. For the three months ended March 31, 2017, we had net other income of $0.1 million as compared to the three months ended March 31, 2018, when we had net other income of $0.3 million. This change of $0.2 million was primarily attributable to an increase in interest income of $0.2 million due to collection of post-judgment interest on the appeal of litigation as discussed above.

Income tax expense. Income tax expense increased from $0.4 million for the three months ended March 31, 2017 to $0.5 million for the three months ended March 31, 2018, an increase of $0.1 million or 17%. Substantially all of our income tax expense is attributable to our foreign operations. Our foreign earnings before income taxes increased from $1.5 million for the three months ended March 31, 2017 to $1.7 million for the three months ended March 31, 2018, an increase of $0.2 million. For the three months ended March 31, 2018, no income tax expense was recognized in the United States due to utilization of net operating loss carryforwards.

As a result of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the U.S. federal corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2017 to a flat rate of 21% effective January 1, 2018. Accordingly, a provisional decrease of $31.8 million in our domestic deferred tax assets was recognized as of December 31, 2017, and this amount was fully offset by a decrease in our valuation allowance. As a result, we did not record any net domestic deferred income tax expense for the year ended December 31, 2017. While we believe we made a reasonable estimate of the impact of the reduction in the corporate rate and other provisions of the Tax Act, our estimates may be affected by other analyses related to the Tax Act, including, but not limited to, any deferred adjustments related to the filing of our 2017 federal and state tax returns and our calculation of the state tax effect of adjustments made to federal temporary differences. Through March 31, 2018 we have not made any changes to our provisional estimates established as of December 31, 2017. However, we are continuing to evaluate the impact of the Tax Act and may make adjustments to the provisional estimates during the remainder of 2018. See Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further discussion of the Tax Act.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had a working capital deficit of $117.3 million and an accumulated deficit of $300.9 million. For the three months ended March 31, 2018, we had net income of $3.5 million but we currently do not expect to be profitable for the year ending December 31, 2018.

A key component of our business model requires that substantially all customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $160.0 million that is included in current liabilities as of March 31, 2018. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to customers are currently limited to approximately 39% of the related deferred revenue based on our gross profit percentage of 61% for the three months ended March 31, 2018.

Debt

Our debt obligations consist of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	2018	2017

Contractual obligations under Credit Facility	$138,955	$139,544
Debt discount and issuance costs, net	(48,383)	(59,490)

Credit Facility, net of discount	90,572	80,054
Note payable to GP Sponsor, net of discount	2,267	2,059

Total	92,839	82,113
Less current maturities	(36,448)	(15,500)

Long-term debt, net of current maturities	$56,391	$66,613

Based on the $139.0 million contractual liability outstanding under the Credit Facility and the $2.3 million carrying value of the related party note payable to GP Sponsor, the scheduled future maturities as of March 31, 2018, are as follows (in thousands):

	Credit Facility
	Principal		Trigger	Mandatory		GP Sponsor
12 Months Ending March 31,	Balance		Event Fees	Consulting	Total	Note Payable	Total

2019	$32,181	(1)	$-	$2,000	$34,181	$2,267	$36,448
2020	15,000		-	2,000	17,000	-	17,000
2021	76,622		11,152	-	87,774	-	87,774

Total	$123,803		$11,152	$4,000	$138,955	$2,267	$141,222

We have aggregate contractual obligations of approximately $62.1 million that are due during the 12 months ending March 31, 2019. This amount consists of operating and capital lease payments of $5.6 million and estimated payments due under our debt agreements of $56.5 million, including (i) principal payments under the Credit Facility of $32.2 million, (ii) interest payable in cash for $12.3 million, (iii) collateral monitoring and unused line fees for $3.4 million, (iv) make-whole applicable premium of $3.1 million, (v) the principal balance under the GP Sponsor note payable for $3.0 million, (vi) consulting fees for $2.0 million, and (vii) annual loan service and agent fees for $0.5 million.

Capital Resources

As of March 31, 2018, our existing capital resources to satisfy these payments consist of cash and cash equivalents of $22.1 million and restricted cash in control accounts of $32.4 million, for a total of $54.5 million. Additionally, the unfunded portion of the Credit Facility for $17.5 million remains available and may be borrowed through the maturity date with the consent of the Origination Agent. Based on our expectations for future growth in net revenue and improved leverage on our cost of revenue and operating expenses, we believe our cash flow from operating activities for the 12 months ending March 31, 2019, combined with our existing capital resources, will be sufficient to fund our aggregate contractual obligations of $62.1 million.

As discussed below in greater detail, for the three months ended March 31, 2018, we generated cash flows from our operating activities of $18.7 million, including $21.5 million of net operating cash receipts from the appeal of Oracle judgment that was received on March 30, 2018. The appeal proceeds were primarily used to pay contractual obligations for make-whole applicable premium of $3.1 million and repayment of principal under the Credit Facility of $17.9 million on April 3, 2018.

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

Borrowings under the Credit Facility are collateralized by substantially all assets of the Company, including certain cash depository accounts that are subject to control agreements with the Lenders. As of March 31, 2018 and December 31, 2017, the restricted cash balance under the control agreements totaled $31.9 million and $17.6 million, respectively. The Company is required to comply with various financial and operational covenants on a monthly or quarterly basis, including a leverage ratio, minimum liquidity, churn rate, asset coverage ratio, minimum gross margin, and certain budget compliance restrictions. As of March 31, 2018 and December 31, 2017, the Company was in compliance with covenants under the Credit Facility. Additionally, the covenants in the Credit Facility prohibit or limit the Company’s ability to incur additional debt, pay cash dividends, sell assets, merge or consolidate with another company, and other customary restrictions associated with debt arrangements.

Amendments. We have entered into six amendments to the Credit Facility from August 2016 through October 2017. These amendments were primarily required to address non-compliance with certain covenants in the Credit Facility that resulted in events of default, whereby the Lenders agreed to revise the covenants to be less restrictive. In connection with these amendments, we incurred amendment fees of $10.0 million that was paid in October 2016, $1.25 million incurred in June 2017, and $3.75 million incurred in October 2017. The key provisions of the amendments entered into in 2017 are discussed below.

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

On October 3, 2017, we entered into the Sixth Amendment to the Credit Facility. The Sixth Amendment became effective on October 10, 2017. Pursuant to the Sixth Amendment, we were required to prepay $5.0 million of mandatory Trigger Event consulting exit fees due to the Origination Agent. In addition, $50.0 million of the remaining mandatory Trigger Event fees under the Credit Facility were converted into interest-bearing principal. As a result, the existing mandatory Trigger Event exit fees were reduced by $55.0 million and the principal balance outstanding under the Credit Facility increased by $50.0 million. The $50.0 million of additional principal incurred by the transfer of mandatory Trigger Event exit fees is not subject to future make-whole applicable premium in the event of prepayment. In addition, the conditions set forth in the Lender consents that required at the closing of the mergers a payment of at least $35.0 million be made to the Lenders under the Credit Facility, was deemed to be satisfied upon the effectiveness of the Sixth Amendment.

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

In connection with our entry into the Sixth Amendment, various financial covenants were adjusted such that we believe that future compliance will be maintained. Unpaid amendment fees in the aggregate amount of $5.0 million are payable in July 2019, but the Sixth Amendment fee of $3.75 million may be waived under certain conditions as discussed below. The Sixth Amendment is improved our liquidity and capital resources in the following ways:

•	The previous requirement to utilize $35.0 million of proceeds from the Merger Agreement to make an estimated principal and make-whole applicable premium payment was eliminated.

•	Principal payments of $6.75 million that would have been payable during the fourth quarter of 2017 were eliminated during that period and will be due at maturity. For the six months ending June 30, 2018, principal payments were reduced from $2.25 million per month to $1.0 million per month. Beginning in July 2018 and continuing through maturity of the Credit Facility, the principal payments were reduced from $2.5 million per month to $1.25 million per month.

•	The unfunded portion of the Credit Facility for $17.5 million remains available and may be borrowed through the maturity date with the consent of the Origination Agent.

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

For additional information about our debt obligations, please refer to Note 4 to our unaudited condensed consolidated financial statement in Part I, Item 1 of this Report.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017

Net cash provided by (used in):
Operating activities	$18,685	$6,594
Investing activities	(321)	(101)
Financing activities	(3,935)	(1,650)

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

For the three months ended March 31, 2018, cash flows provided by operating activities amounted to $18.7 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2018, included net income of $3.5 million, as adjusted for non-cash expenses totaling $18.5 for a total of $22.0 million, partially offset by a non-cash gain from change in fair value of embedded derivatives of $0.5 million and changes in working capital of $2.8 million. Non-cash expenses include accretion and amortization expense of $6.0 million, the write-off of DIC of $7.2 million, make-whole applicable premium of $3.1 million, PIK interest expense of $0.9 million, stock-based compensation expense of $0.8 million, and depreciation and amortization expense of $0.5 million. Net changes in working capital used $2.8 million of operating cash flow including (i) a reduction in the deferred insurance settlement liability of $8.0 million, (ii) an increase in accounts receivable of $7.4 million, and (iii) an increase in accounts payable and accrued liabilities of $1.7 million. These decreases which total $17.1 million were partially offset by customer cash collections that resulted in an increase in deferred revenue of $14.0 million and a decrease in prepaid expenses of $0.3 million.

For the three months ended March 31, 2017, cash flows provided by operating activities amounted to $6.6 million. While we recognized a net loss of $14.5 million for the three months ended March 31, 2017, non-cash expenses mitigated the cash impact of our net loss. For the three months ended March 31, 2017, non-cash expenses amounted to $13.5 million including accretion and amortization expense of $6.1 million, a loss from change in fair value of derivatives of $5.1 million, PIK interest expense of $0.8 million, and a loss from changes in fair value of redeemable warrants of $0.6 million. For the three months ended March 31, 2017, changes in working capital provided $7.6 million of operating cash flows. Positive changes in working capital were primarily attributable to an increase in accounts receivable of $14.9 million, which was partially offset by decreases in accounts payable of $2.8 million and accrued expenses of $4.9 million.

Cash Flows Used in Investing Activities

Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Since we entered into the Credit Facility in June 2016, we have been subject to covenants in the Credit Facility that restrict our capital expenditures.

For the three months ended March 31, 2018, capital expenditures of $0.3 million consisted of $0.2 million for new computer equipment at our U.S. facilities, and $0.1 million for computer equipment and software at foreign locations.

Cash Flows from Financing Activities

For the three months ended March 31, 2018, cash used in financing activities of $3.9 million was primarily attributable to principal payments of $3.0 million under the Credit Facility, payments of deferred financing costs of $1.0 million, and principal payments under capital lease obligations of $0.1 million. For the three months ended March 31, 2018, the sole source of cash from financing activities consisted of proceeds from the exercise of stock options of $0.2 million.

For the three months ended March 31, 2017, cash used in financing activities of $1.7 million was primarily attributable to principal payments under the Credit Facility of $1.5 million, and principal payments under capital lease obligations of $0.2 million. For the three months ended March 31, 2018, the sole source of cash from financing activities consisted of proceeds from the exercise of stock options of $0.1 million.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of March 31, 2018, we had cash and cash equivalents of $10.7 million in our foreign subsidiaries.

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

For the three months ended March 31, 2018, there were no material changes to the critical accounting policies as disclosed in Item 7 of our 2017 Form 10-K.

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

For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our net revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated approximately 34% of our net revenue from our international business for each of the three months ended March 31, 2018 and 2017. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our net revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

Interest Rate Sensitivity

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

ITEM 4. Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of March 31, 2018, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the latest fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

The legal proceedings described in Note 7 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report are incorporated herein by reference. In addition, from time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of judgment, defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1.A. Risk Factors of our 2017 Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2017 Form 10-K, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1 +	Offer Letter by and between the Registrant and Gregory Symon, dated as of December 28, 2017.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: May 10, 2018	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	/s/ Thomas B. Sabol
Name: Thomas B. Sabol
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

