Form 10-Q
period 2018-06-30
Rimini Street, Inc.
filed 2018-08-09
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES ☐ NO ☑

The registrant had 63,007,658 shares of its $0.0001 par value common stock outstanding as of August 6, 2018.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

(In thousands, except per share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$24,853	$21,950
Restricted cash	10,634	18,077
Accounts receivable, net of allowance of $293 and $51, respectively	63,416	63,525
Prepaid expenses and other	8,706	8,560

Total current assets	107,609	112,112

Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $7,805 and $6,947, respectively	3,899	4,255
Deferred debt issuance costs, net	2,834	3,520
Deferred offering costs	2,831	500
Deposits and other	1,387	1,065
Deferred income taxes, net	940	719

Total assets	$119,500	$122,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,677	$15,500
Accounts payable	12,416	10,137
Accrued compensation, benefits and commissions	18,420	18,154
Other accrued liabilities	28,509	22,920
Deferred insurance settlement	-	8,033
Liability for embedded derivatives	7,800	1,600
Deferred revenue	167,879	152,390

Total current liabilities	238,701	228,734

Long-term liabilities:
Long-term debt, net of current maturities	72,364	66,613
Deferred revenue	32,506	29,182
Other long-term liabilities	5,825	7,943

Total liabilities	349,396	332,472

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.0001 par value per share. Authorized 100,000 shares; no shares issued and outstanding	-	-
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 60,005 and 59,314 shares as of June 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	97,663	94,967
Accumulated other comprehensive loss	(1,219)	(867)
Accumulated deficit	(326,346)	(304,407)
Total stockholders' deficit	(229,896)	(210,301)
Total liabilities and stockholders' deficit	$119,500	$122,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2018	2017	2018	2017

Net revenue	$62,649	$52,048	$122,454	$101,118
Cost of revenue	26,084	19,537	49,625	37,893

Gross profit	36,565	32,511	72,829	63,225

Operating expenses:
Sales and marketing	23,097	15,801	43,304	30,497
General and administrative	10,324	8,928	21,129	18,204
Litigation costs and related recoveries:
Professional fees and other defense costs of litigation	9,113	3,426	18,012	8,397
Litigation appeal refund	-	-	(21,285)	-
Insurance recoveries, net	-	(3,125)	(7,583)	(4,151)

Total operating expenses	42,534	25,030	53,577	52,947

Operating income (loss)	(5,969)	7,481	19,252	10,278

Non-operating expenses:
Interest expense	(9,323)	(14,541)	(22,732)	(24,477)
Other debt financing expenses	(1,339)	(10,859)	(9,956)	(12,141)
Loss from change in fair value of redeemable warrants	-	(7,648)	-	(8,250)
Loss from change in fair value of embedded derivatives	(6,700)	(700)	(6,200)	(5,800)
Other income (expense), net	(1,568)	225	(1,240)	314

Loss before income taxes	(24,899)	(26,042)	(20,876)	(40,076)
Income tax benefit (expense)	(547)	183	(1,063)	(258)

Net loss	(25,446)	(25,859)	(21,939)	(40,334)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(315)	66	(352)	177

Comprehensive loss	$(25,761)	$(25,793)	$(22,291)	$(40,157)

Net loss per share: (1)
Basic	$(0.43)	$(1.05)	$(0.37)	$(1.65)
Diluted	$(0.43)	$(1.05)	$(0.37)	$(1.65)

Weighted average number of shares of Common Stock outstanding: (1)
Basic	59,800	24,561	59,534	24,457
Diluted	59,800	24,561	59,534	24,457

(1)	See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(In thousands)

		2017
	2018	(Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,939)	$(40,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	11,652	12,947
Write-off of debt discount and issuance costs	7,169	9,668
Loss from change in fair value of embedded derivatives	6,200	5,800
Loss from change in fair value of redeemable warrants	-	8,250
Stock-based compensation expense	1,965	714
Paid-in-kind interest expense	1,724	1,456
Depreciation and amortization	950	972
Deferred income taxes	(249)	(31)
Write-off of debt financing costs and other	704	198
Make-whole applicable premium included in interest expense	3,103	4,607
Changes in operating assets and liabilities:
Accounts receivable	(349)	18,435
Prepaid expenses, deposits and other	(600)	(2,264)
Accounts payable	737	(3,709)
Accrued compensation, benefits, commissions and other liabilities	4,392	(3,259)
Deferred insurance settlement	(8,033)	16,192
Deferred revenue	19,765	5,474

Net cash provided by operating activities	27,191	35,116

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(493)	(903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(25,932)	(29,815)
Make-whole applicable premium related to prepayment of borrowings	(3,103)	(4,607)
Payments for deferred offering and financing costs	(1,681)	(125)
Principal payments on capital leases	(342)	(449)
Proceeds from exercise of employee stock options	731	175

Net cash used in financing activities	(30,327)	(34,821)

Effect of foreign currency translation changes	(911)	352

Net decrease in cash, cash equivalents and restricted cash	(4,540)	(256)
Cash, cash equivalents and restricted cash at beginning of period	40,027	28,237

Cash, cash equivalents and restricted cash at end of period	$35,487	$27,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,316	$10,909
Cash paid for income taxes	773	826

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment for updated calculation of mandatory trigger event exit fees	$3,952	$4,462
Purchase of equipment under capital lease obligations	126	-
Increase in payables for:
Debt issuance costs	-	1,250
Deferred offering costs	1,514	2,015
Capital expenditures	102	72

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

Since GPIA was a non-operating public shell company, the Mergers have been accounted for as a capital transaction rather than a business combination. Specifically, the transaction was accounted for as a reverse recapitalization consisting of the issuance of RMNI Common Stock (defined below) by RSI for the net monetary assets of GPIA accompanied by a recapitalization. Accordingly, the net monetary assets received by RMNI as a result of the Mergers with GPIA were treated as a capital infusion on the closing date. In order to reflect the change in capitalization, the historical capitalization related to shares of RSI Common Stock have been retroactively restated based on the exchange ratio as if shares of RMNI Common Stock had been issued as of the later of (i) the issuance date of the shares, or (ii) the earliest period presented in the accompanying unaudited condensed consolidated financial statements. The conversion of RSI Preferred Stock to RMNI Common Stock required the affirmative vote by the respective holders of RSI Preferred Stock. Therefore, conversion was not reflected until October 10, 2017, and the capital structure of RMNI was deemed to include the RSI Preferred Stock until consummation of the Mergers when it converted into approximately 24.1 million shares of RMNI Common Stock.

As the surviving legal entity, the legal capital structure of GPIA is maintained post-merger, while the amounts associated with the historical capital activities and retained earnings of GPIA were eliminated since the amounts associated with the historical capital activities and operations are deemed to be those of RSI, the operating company and predecessor for accounting purposes. Prior to the consummation of the Mergers, GPIA domesticated as a Delaware corporation (the “Delaware Domestication”) and is authorized to issue up to one billion shares of $0.0001 par value common stock (referred to herein as “RMNI Common Stock” or “Common Stock”), and up to 100 million shares of $0.0001 par value preferred stock that may be issued in one or more series as determined by the Board of Directors. As such, the financial results of the Company for the three and six months ended June 30, 2017 reflect the operating results of RSI and its consolidated subsidiaries.

The exchange ratio for the Mergers resulted in the issuance of approximately 0.2394 shares of RMNI Common Stock for each outstanding share of RSI Capital Stock (the “Exchange Ratio”) on October 10, 2017. Upon consummation of the Mergers, the former GPIA shareholders owned approximately 9.3 million shares of RMNI Common Stock and the former RSI shareholders obtained an 83% controlling interest in the outstanding shares of RMNI Common Stock. Upon consummation of the Mergers, seven of the nine members of the Board of Directors of RMNI previously served as directors of RSI.

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

The accompanying condensed balance sheet and related disclosures as of December 31, 2017 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2018, and operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2018.

Reclassifications

In addition to the accounting for the reverse recapitalization discussed above, certain amounts in the balance sheet as of December 31, 2017 and the unaudited condensed consolidated financial statements of RSI issued for the six months ended June 30, 2017, have been reclassified to conform to the Company’s presentation for the current period. These reclassifications had no effect on the previously reported net loss, working capital deficit, stockholders’ deficit and cash flows.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of June 30, 2018, the Company’s current liabilities exceeded its current assets by $131.1 million, and the Company incurred a net loss of $21.9 million for the six months ended June 30, 2018. As of June 30, 2018, the Company had available cash, cash equivalents and restricted cash of $35.5 million. As discussed in Note 12, the Company refinanced and repaid its Credit Facility on July 19, 2018 through aggregate cash payments of $132.8 million that resulted in the termination of the Credit Facility. These cash payments were funded from the gross cash proceeds of $133.0 million from the sale of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock. In addition, the Company used approximately $2.7 million of its cash for unpaid transaction costs due at the Closing. This refinancing is expected to improve the Company’s liquidity and capital resources whereby cash dividends are payable at 10.0% per annum that will result in quarterly cash dividends ranging from $3.5 million to $4.0 million over the initial 5-year period beginning on the issuance date, and thereafter cash dividends will be payable at 13.0% per annum. Additionally, the Company is obligated to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $5.5 million. The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

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

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standard was adopted during the fourth quarter of fiscal year 2017:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The new standard is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statements of cash flows and must be adopted retrospectively for each prior reporting period presented upon initial adoption. The new standard is effective for the Company beginning in the first quarter of 2019 with early adoption permitted. The Company elected to adopt this standard during the fourth quarter of 2017, and there were no transactions that required retrospective adjustments in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015. For the six months ended June 30, 2017, the Company was required to pay $4.6 million for a make-whole applicable premium associated with a mandatory principal prepayment in April 2017. This new standard required that this payment be classified as a financing cash flow in the Company’s consolidated statement of cash flows for the year ended December 31, 2017.

For the six months ended June 30, 2017, retrospective effect must be given since the $4.6 million make-whole applicable premium payment was reflected as an operating cash flow when those financial statements were originally issued. Presented below is the retrospective effect of adoption of ASU No. 2016-15 on the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2017 (in thousands):

	Originally	Impact of	As
	Stated	Adoption	Restated

Net cash provided by (used in):
Operating activities	$30,509	$4,607	$35,116
Investing activities	(903)	-	(903)
Financing activities	(30,214)	(4,607)	(34,821)

The following accounting standards are not yet effective; Management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company beginning in the first quarter of fiscal 2019. The new standard allows for two transition methods: (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption date. The Company currently anticipates adopting the standard using the full retrospective method. The Company has assigned internal resources, engaged a third-party service provider, and is continuing the evaluation of the quantitative impact to our financial statements as well its accounting policies, processes and systems.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires organizations that lease assets (“lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Under the new standard, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by management, will also be required. The standard will be effective for the Company beginning in the first quarter of fiscal 2020, assuming the Company still qualifies as an emerging growth company. Early adoption is permitted and the new standard was required to be adopted retrospectively to each prior reporting period presented upon initial adoption. However, in July 2018 the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date. The Company is still evaluating which transition approach will be implemented upon adoption of ASU No. 2016-02.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — OTHER FINANCIAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2018 and December 31, 2017, cash, cash equivalents and restricted cash are as follows (in thousands):

	2018	2017

Cash and cash equivalents	$24,853	$21,950
Restricted cash:
Control accounts under Credit Facility (Note 4)	10,201	17,644
Corporate credit card debts and other	433	433

Total restricted cash	10,634	18,077

Total cash, cash equivalents and restricted cash	$35,487	$40,027

Other Accrued Liabilities

As of June 30, 2018 and December 31, 2017, other accrued liabilities consist of the following (in thousands):

	2018	2017

Accrued sales and other taxes	$10,610	$11,266
Accrued professional fees	8,631	8,407
Accrued amendment and equity raise delay fees	2,500	-
Deferred offering costs payable	1,514	-
Current maturities of capital lease obligations	486	533
Income taxes payable	664	485
Appeal proceeds payable to insurance company	449	-
Other accrued expenses	3,655	2,229

Total other accrued liabilities	$28,509	$22,920

As of June 30, 2018 and December 31, 2017, accrued professional fees included a 15% holdback, or approximately $2.7 million, for amounts due to one of the Company’s attorneys for defense costs in connection with the Oracle litigation described in Note 7. The holdback amount is expected to be paid by the end of fiscal 2018.

NOTE 4 — DEBT

Debt is presented net of debt discounts and issuance costs (“DDIC”) in the Company’s balance sheets. As of June 30, 2018 and December 31, 2017, the net carrying value and balance sheet classification of debt is summarized as follows (in thousands):

	2018	2017

Credit Facility, net of discount	$73,614	$80,054
Note payable to GP Sponsor, net of discount	2,427	2,059

Total	76,041	82,113
Less current maturities	(3,677)	(15,500)

Long-term debt, net of current maturities	$72,364	$66,613

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of classifying current maturities of long-term debt in the Company’s balance sheets, none of the discount is attributed to the current portion until the maturity date is less than one year from the balance sheet date. Accordingly, the $2.4 million net carrying amount of the related party note payable to GP Sponsor is classified as a current liability due to the revised maturity date in the first quarter of 2019. On July 2, 2018, the Company made a scheduled principal payment under the Credit Facility for $1.25 million. As discussed in Notes 11 and 12, the Company completed a private placement of Series A Preferred Stock and Common Stock on July 19, 2018 that resulted in gross cash proceeds of $133.0 million that were used to repay all remaining obligations under the Credit Facility. Accordingly, as of June 30, 2018, $1.25 million of the Credit Facility is classified as a current liability and the remainder of the net carrying value of $72.4 million is classified as a long-term liability due to the issuance of equity instruments that resulted in the refinancing on a long-term basis.

Credit Facility

Overview. In June 2016, the Company entered into a multi-draw term loan Financing Agreement (the “Credit Facility”) with a syndicate of lenders (the “Lenders”). The Credit Facility would have matured in June 2020 but was repaid and terminated in July 2018 as discussed in Note 12. The Credit Facility provided for an aggregate commitment of up to $125.0 million. An origination fee equal to 5.0% of the $125.0 million commitment was paid in cash to the Lenders from the proceeds of the initial term loan. The Credit Facility provided for an Original Issue Discount (“OID”) of 2.0% of the initial face amount of borrowings. Origination fees and OID have been accounted for as DDIC.

Borrowings under the Credit Facility were collateralized by substantially all assets of the Company, including certain cash depository accounts that were subject to control agreements with the Lenders. As of June 30, 2018 and December 31, 2017, the restricted cash balance under the control agreements totaled $10.2 million and $17.6 million, respectively. The Company was required to comply with various financial and operational covenants on a monthly or quarterly basis, including a leverage ratio, minimum liquidity, churn rate, asset coverage ratio, minimum gross margin, and certain budget compliance restrictions. Additionally, the covenants in the Credit Facility prohibited or limited the Company’s ability to incur additional debt, pay cash dividends, sell assets, merge or consolidate with another company, and other customary restrictions associated with debt arrangements.

Interest and Fees. The outstanding principal balance under the Credit Facility provided for monthly interest payments at 15.0% per annum, consisting of 12.0% per annum that was payable in cash and 3.0% per annum that was payable through the issuance of additional borrowings beginning on the interest payment due date (referred to as paid-in-kind, or “PIK” interest). In addition, a make-whole applicable premium payment of approximately 15.0% per annum through June 2019 was required for certain principal prepayments as defined in the Credit Facility. The Credit Facility provided for collateral monitoring fees at the rate of 2.5% of the outstanding principal balance. Until funding occurs, the Credit Facility required unused line fees of 5.0% per annum on the $17.5 million undrawn portion. All unused line fees and collateral monitoring fees were payable monthly in arrears and were recorded as a component of other debt financing expenses in the period incurred. Upon the occurrence and during the continuance of any event of default, the principal (including PIK interest), and all unpaid interest bear an additional interest rate of 2.0% per annum (the “Default Interest”) from the date such event of default occurred until it was cured or waived. The Lenders waived all Default Interest that would have otherwise been payable during periods when events of default existed.

Accretion and Amortization. DDIC that relates to the entire Credit Facility was allocated pro rata between the funded and unfunded portions of the Credit Facility based on the relative amounts that were cumulatively borrowed versus the undrawn portion of the $125.0 million commitment. DDIC related to funded debt was accreted to interest expense using the effective interest method based on the aggregate principal obligations to the Lenders and consulting and Trigger Event obligations to one of the lenders that served as the origination agent (the “Origination Agent”). DDIC associated with unfunded debt was amortized using the straight-line method from the date incurred through the maturity date of the Credit Facility, which was included in other debt financing expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2018 and December 31, 2017, accretion of DDIC related to the funded portion of the Credit Facility was at an annual rate of 28.4% and 26.3%, respectively. Excluding the impact of unused line fees, collateral monitoring fees, and amortization of DDIC related to the unfunded portion of the Credit Facility, the overall effective rate was 43.4% as of June 30, 2018 and 41.3% as of December 31, 2017.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principal Prepayments. Under the Credit Facility, the Company was required to make payments to the Lenders when certain extraordinary cash receipts were received. Extraordinary receipts include certain insurance settlements, and court awards from litigation and appeals of judgments. As discussed in Note 7, on March 30, 2018, the Company received $21.5 million from the appeal of the Oracle litigation, of which approximately $0.5 million is payable to a third party that previously provided insurance coverage related to the litigation. On April 3, 2018, the Company paid $21.0 million consisting of $17.9 million of principal, and $3.1 million for make-whole applicable premium due to the Lenders. Since the make-whole applicable premium obligation was incurred on March 30, 2018, the Company recognized the $3.1 million expense during the first quarter of 2018. As of March 31, 2018, the Company also recognized a write off of DDIC for $7.2 million related to the $17.9 million principal prepayment that was triggered by collection of the appeal proceeds.

Funded Credit Facility Activity. Presented below is a summary of activity related to the funded debt, including allocated DDIC, for the six months ended June 30, 2018 (in thousands):

	December 31,	PIK	Liability	Cash Payments		Write-off	Accretion	June 30,
	2017	Accrual	Adjustments	Scheduled	Prepayments	DDIC	Expense	2018

Contractual liabilities:
Principal balance	$125,872	$1,724	$-	$(6,000)	$(17,932)	$-	$-	$103,664
Mandatory trigger event exit fees	9,672	-	3,952	-	-	-	-	13,624
Mandatory consulting fees	4,000	-	-	(2,000)	-	-	-	2,000

Total contractual liability	139,544	1,724	3,952	(8,000)	(17,932)	-	-	119,288

DDIC:
Original issue discount	1,816	-	-	-	-	(234)	-	1,582
Origination fee	4,538	-	-	-	-	(586)	-	3,952
Amendment fee	11,521	-	-	-	-	(1,487)	-	10,034
Fair value of warrants	6,424	-	-	-	-	(829)	-	5,595
Consulting fees to lenders	6,519	-	-	-	-	(841)	-	5,678
Mandatory trigger event exit fees	55,200	-	3,952	-	-	(7,314)	-	51,838
Other issuance costs	3,600	-	-	-	-	(465)	-	3,135

Total DDIC	89,618	-	3,952	-	-	(11,756)	-	81,814
Cumulative accretion	(30,128)	-	-	-	-	4,587	(10,599)	(36,140)

Net DDIC	59,490	-	3,952	-	-	(7,169)	(10,599)	45,674

Net carrying value	$80,054	$1,724	$-	$(8,000)	$(17,932)	$7,169	$10,599	$73,614

Related Party Note Payable

Upon consummation of the Merger Agreement with GPIA, the Company assumed an outstanding loan payable to GPIC Ltd., a Bermuda company (“GP Sponsor”) with a face amount of approximately $3.0 million. This loan is non-interest bearing and was due and payable upon the outstanding principal balance under the Credit Facility being less than $95.0 million. At inception of this loan, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the Credit Facility. Due to the $17.9 million principal prepayment on April 3, 2018 discussed above, the maturity date was accelerated to March 2019. The maturity date was subsequently changed to January 2019 effective upon the closing of the private placement discussed in Note 11.

Interest was initially imputed under this note payable assuming a maturity date in June 2020 and based on the estimated market rate of 15.0% per annum, which resulted in a discount of approximately $1.0 million as of October 10, 2017. Based on the revised maturity date of March 2019, the imputed interest rate changed to 27.7% which resulted in accretion expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense

The components of interest expense for the three and six months ended June 30, 2018 and 2017 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2018	2017	2018	2017

Credit Facility:
Interest expense at 12.0%	$3,156	$2,722	$6,882	$5,938
PIK interest at 3.0%	793	648	1,724	1,456
Accretion expense for funded debt	5,181	6,527	10,599	12,397
Make-whole applicable premium	-	4,607	3,103	4,607
Accretion expense for GP Sponsor note payable	160	-	367	-
Interest on other borrowings	33	37	57	79

Total interest expense	$9,323	$14,541	$22,732	$24,477

Other Debt Financing Expenses

The components of other debt financing expenses for the three and six months ended June 30, 2018 and 2017 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2018	2017	2018	2017

Write-off of DDIC related to Credit Facility	$-	$9,668	$7,169	$9,668
Collateral monitoring fees	659	577	1,435	1,251
Amortization of DDIC related to unfunded debt	343	275	686	550
Unused line fees	223	226	439	445
Amortization of prepaid agent fees and other	114	113	227	227

Total other debt financing fees	$1,339	$10,859	$9,956	$12,141

Embedded Derivatives

The Credit Facility includes features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. As of June 30, 2018, the Company determined that embedded derivatives include the requirements to pay make-whole applicable premium in connection with certain mandatory prepayments of principal, and default interest due to non-credit-related events of default. These embedded derivatives are classified within Level 3 of the fair value hierarchy and have an aggregate fair value of $7.8 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively. The change in the fair value of embedded derivative liabilities resulted in a loss of $6.7 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively. The change in the fair value of embedded derivative liabilities resulted in a loss of $6.2 million and $5.8 million for the six months ended June 30, 2018 and 2017, respectively. Gains and losses resulting from changes in fair value are reflected in the Company’s unaudited condensed consolidated statements of operations.

The fair value of these embedded derivatives was estimated using the “with” and “without” method. Accordingly, the Credit Facility was first valued with the embedded derivatives (the “with” scenario) and subsequently valued without the embedded derivatives (the “without” scenario). The fair values of the embedded derivatives were estimated as the difference between these two scenarios. The fair values were determined using the income approach, specifically the yield method. As of June 30, 2018, key Level 3 assumptions and estimates used in the valuation of the embedded derivatives include timing of projected principal payments, remaining term to maturity of approximately 2.0 years, probability of refinancing the Credit Facility in July 2018 of 95%, and a discount rate of 17.0%. As of June 30, 2018, the discount rate is comprised of a risk-free rate of 2.5% and a credit spread of 14.5%. The implied credit spread of 14.5% is within the range of option-adjusted spread indications from bonds of companies with similar credit quality. As of December 31, 2017, key Level 3 assumptions and estimates used in the valuation of the embedded derivatives include timing of projected principal payments, remaining term to maturity of approximately 2.5 years, probability of default of approximately 35%, and a discount rate of 20.9%. As of December 31, 2017, the discount rate is comprised of a risk-free rate of 1.9% and a credit spread of 19.0% determined based on option-adjusted spreads from public companies with similar credit quality.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

The Company’s stock option plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. For additional information about the Stock Plans, please refer to Note 7 to the Company’s consolidated financial statements for the year ended December 31, 2017, included in the 2017 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the six months ended June 30, 2018.

Restricted Stock Units

For the six months ended June 30, 2018, the Board of Directors granted restricted stock units (“RSU’s”) under the 2013 Plan for an aggregate of approximately 176,000 shares of Common Stock to members of the Board of Directors, officers and employees of the Company. These RSU’s vest over periods ranging from 12 to 24 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock on the date of grant of $8.53 per share, the aggregate fair value for the shares underlying the RSU’s amounted to $1.5 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense of $0.2 million and $0.4 million was recognized for the three and six months ended June 30, 2018, respectively. The unrecognized portion of $1.0 million is expected to be charged to expense on a straight-line basis as the RSU’s vest are over a weighted-average period of approximately 0.8 years.

Stock Options

On February 6, 2018, the Board of Directors authorized an increase of 2.3 million shares available for grant under the 2013 Plan. For the six months ended June 30, 2018, the Board of Directors granted stock options for the purchase of an aggregate of approximately 1.3 million shares of Common Stock at an exercise price equal to or greater than the fair market value of the Common Stock on the date of grant of $8.46 per share. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the six months ended June 30, 2018 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, December 31, 2017	12,130	$2.95	4.9
Granted	1,297	8.46
Forfeited	(29)	7.32
Expired	(1)	1.02
Exercised	(691)	1.06

Outstanding, June 30, 2018 (3)(4)	12,706	3.60	5.0

Vested, June 30, 2018 (3)	10,302	2.58	4.0

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	As of June 30, 2018, the aggregate intrinsic value of all stock options outstanding was $41.7 million. As of June 30, 2018, the aggregate intrinsic value of vested stock options was $41.6 million.
(4)	The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of June 30, 2018.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the six months ended June 30, 2018 (in thousands):

Available, December 31, 2017	2,413
Stock options granted	(1,297)
Restricted stock units granted	(176)
Expired options under 2007 Plan	1
Forfeited options under Stock Plans	29
Newly authorized by Board of Directors	2,300

Available, June 30, 2018	3,270

The aggregate fair value of approximately 1,297,000 stock options granted for the six months ended June 30, 2018 amounted to $3.8 million, or $2.91 per share as of the grant date. Fair value was computed using the Black-Scholes-Merton (“BSM”) method and will result in the recognition of compensation cost over the vesting period of the stock options. For the six months ended June 30, 2018, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	5.9
Volatility	31%
Dividend yield	0%
Risk-free interest rate	2.7%
Fair value per common share on date of grant	$8.46

As of June 30, 2018 and December 31, 2017, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $5.4 million and $3.2 million, respectively. As of June 30, 2018, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.9 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSU’s and stock options for the three and six months ended June 30, 2018 and 2017 is classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2018	2017	2018	2017

Cost of revenues	$201	$57	$366	$121
Sales and marketing	450	163	817	303
General and administrative	447	133	782	290

Total	$1,098	$353	$1,965	$714

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held on June 7, 2018, the Company’s stockholders approved the Rimini Street, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the purchase by employees of up to an aggregate of 5,000,000 shares of Common Stock. The purchase price per share at which shares are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period). Offering periods will consist of two six-month periods generally commencing twice each calendar year. The purpose of the ESPP is to provide an opportunity for eligible employees of the Company to purchase shares of the Company at a discount through voluntary contributions from such employees’ eligible pay, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such employees and the Company’s stockholders. Through June 30, 2018, no offering period under the ESPP had commenced and no shares of Common Stock had been issued under the ESPP.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As of June 30, 2018, warrants are outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2017, included in the 2017 Form 10-K.

As of June 30, 2017, redeemable warrants were outstanding for approximately 3.4 million shares (as restated to give effect for the reverse recapitalization discussed in Note 1) of the Common Stock. These redeemable warrants were classified under Level 3 of the fair value hierarchy. No warrants were granted or exercised for the six months ended June 30, 2017. The fair value of the warrants at June 30, 2017 was $15.5 million. The increase in fair value of $7.6 million and $8.3 million for the three and six months ended June 30, 2017, respectively, was recorded as a loss from change in fair value of redeemable warrants in the Company’s unaudited condensed consolidated statements of operations. The cash redemption feature associated with these redeemable warrants was eliminated effective on October 10, 2017. Accordingly, the fair value of these warrants is no longer recognized as a liability in the Company’s consolidated balance sheets after October 10, 2017.

As of June 30, 2017, the valuation methodology for the redeemable warrants discussed above was performed through a hybrid model using Monte Carlo simulation, which considered consummation of the reverse recapitalization discussed in Note 1, a subsequent initial public offering, and a liquidation of the Company. Key Level 3 assumptions inherent in the warrant valuation methodology as of June 30, 2017 include projected revenue multiples of 1.7 to 1.8, volatility of 45% to 48%, the risk-free interest rate of 1.3% to 2.0%, a discount rate for lack of marketability of 19%, and an overall discount rate of approximately 25%.

NOTE 6—INCOME TAXES

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. The income tax effects of the Tax Act for which the accounting is incomplete for the year ended December 31, 2017 and the three and six months ended June 30, 2018 include (i) whether to elect to expense or depreciate new capital equipment, (ii) the impact to the aforementioned item on state income taxes, and (iii) potential unrecognized tax benefits relating to the aforementioned items. The Company has made reasonable estimates for each of these items; however, such estimates may subsequently be revised based on evolving analyses and interpretation of the Tax Act and related accounting guidance. Through June 30, 2018, the Company has not made any changes to the provisional estimates established as of December 31, 2017.

Due to a full valuation allowance for its net deferred tax assets in the United States, the Company recorded no change in deferred income tax expense for the three and six months ended June 30, 2018 and 2017. For the three and six months ended June 30, 2018 and 2017, no income tax expense was recorded in the United States since net operating losses were incurred. For the three and six months ended June 30, 2018 and 2017, income tax expense was attributable to earnings in foreign jurisdictions subject to income taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended June 30, 2018 and 2017.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire from July 2018 to September 2025. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended June 30, 2018 and 2017 was $1.4 million and $1.2 million, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $2.7 million and $2.4 million, respectively.

Future minimum lease payments under the non-cancellable operating lease agreements are as follows (in thousands):

12 months ending June 30:

2019	$4,960
2020	3,823
2021	3,900
2022	3,522
2023	1,414
Thereafter	660

Total	$18,279

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

Appeal of Rimini I Litigation

On October 31, 2016, the Company paid the full judgment amount of approximately $124.4 million to Oracle, and appealed the case to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) to appeal items (i) and (ii) above, as well as the injunction, award of attorney’s fees, non-taxable costs, and interest. The Company argued on appeal that the injunction is vague and contains overly broad language that could be read to cover some of the Company’s current business practices that were not adjudicated to be infringing at trial and should not have been issued under applicable law. On December 6, 2016, the Court of Appeals granted the Company’s emergency motion for a stay of the permanent injunction pending resolution of the underlying appeal and agreed to consider the appeal on an expedited basis. The Court of Appeals heard argument on July 13, 2017.

In January 2018, the Court of Appeals reversed certain awards totaling $50.3 million made in Oracle’s favor during and after the Company’s 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the appellate court in December 2016, and all awards and judgments against Mr. Ravin. The Court of Appeals reversed awards previously paid by the Company as part of the $124.4 million judgment, consisting of an award under state computer access statutes and taxable costs and interest totaling $21.3 million, Oracle’s legal fees of $28.5 million (that was subsequently remanded back to the District Court), and post-judgment interest of $0.5 million. The Court of Appeals also vacated and remanded the injunction originally ordered by the District Court that would have required the Company to incur additional labor costs to provide support for clients as contracted. On March 21, 2018, Oracle filed a renewed motion for a permanent injunction. The motion has been fully briefed and is awaiting a decision by the District Court. Any injunction that might be ordered in the future may or may not have a similar, lesser or greater impact on the Company’s costs of support for its clients or other business impacts. In its opinion, the Court of Appeals, while affirming the findings of infringement against Rimini (which the jury had found to be "innocent" infringement) for the processes that the Company ceased using no later than July 2014, also stated that the Company "provided third-party support for Oracle's enterprise software, in lawful competition with Oracle's direct maintenance services.”

On March 27, 2018, Oracle filed a renewed motion for attorneys’ fees and costs. Accordingly, since any recovery as a result of the District Court decision is considered a gain contingency, no amounts will be recognized in the Company’s consolidated financial statements until the District Court decides this matter and the cash proceeds are received.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The District Court heard argument on the renewed motions for a permanent injunction and for attorneys’ fees in Rimini I on July 23, 2018. Decisions by the District Court on both motions are expected in the third quarter of 2018, but the Company can make no assurances as to the ultimate amount of the attorneys’ fees refund, if any, or the timing of receipt.

As mandated by the Court of Appeals, on March 30, 2018 Oracle paid the Company $21.5 million for the reversal of the award under state computer access statutes and taxable costs and interest totaling $21.3 million, and post-judgment interest of $0.2 million. Due to collection of this award in cash, the Company recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the six months ended June 30, 2018. Additionally, in May 2018 Oracle deposited $28.5 million in an interest-bearing account with the District Court pending a final decision by the Court on the refund to the Company of Oracle’s legal fees. The amount, if any, ultimately released to the Company is dependent upon the decision of the District Court. If the District Court decides to return any of the deposited funds to Oracle, the Company would have the right to appeal that decision. All amounts released to the Company from the interest-bearing account will inure to the benefit of the Company, net of contractual amounts due to the insurance company that previously provided reimbursement of a portion of such legal fees. Such amounts due to the insurance company will be net of all costs associated with the remand and appeal.

Petition for Rehearing En Banc and Appeal to the United States Supreme Court

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

On May 31, 2018, the Company filed a request for certiorari in the United States Supreme Court appealing the decision of the Court of Appeals on the non-taxable costs issue. Oracle filed its opposition to the Company’s petition on August 1, 2018, and the Company’s response is due by August 15, 2018. It is not possible at this time to predict whether the United States Supreme Court will grant certiorari and, if it does, whether the Company’s appeal would be successful.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int‘l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that the Company’s revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) the same allegations asserted in Rimini I but limited to new or existing clients for whom the Company provided support from the conclusion of Rimini I discovery in December 2011 until the revised support processes were fully implemented by July 2014, and (ii) new allegations that the Company’s revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, the Company filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss the Company’s amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. On February 14, 2017, the Company filed its answer and motion to dismiss Oracle’s third amended counterclaim which has been fully briefed. On March 7, 2017, Oracle filed a motion to strike the Company’s copyright misuse affirmative defense which has been fully briefed. By stipulation of the parties, the court granted the Company’s motion to file its third amended complaint to add claims arising from Oracle’s purported revocation of access by the Company to its support websites on behalf of the Company’s clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss the Company’s third amended complaint on May 30, 2017, and the Company’s opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the Court issued an order granting in part and denying in part the Company’s motion to dismiss Oracle’s third amended counterclaim. The Court granted the Company’s motion to dismiss as to count five, intentional interference with prospective economic advantage, and count eight, unjust enrichment. On October 5, 2017, Oracle filed a motion for reconsideration of the Court’s September 22, 2017 Order. The Company filed its opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the Court issued an order granting in part and denying in part Oracle’s motion to dismiss the Company’s third amended complaint. The Court granted Oracle’s motion to dismiss as to the Company’s third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The Court denied Oracle’s motion as to the Company’s causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS § 598.0915(8) and unfair competition. On November 17, 2017 the Court denied Oracle’s motion for reconsideration of the Court’s September 22, 2017 Order. On November 22, 2017, the Company filed a motion for reconsideration of the Court’s November 7, 2017 Order. Oracle filed its opposition to the Company’s motion for reconsideration on December 6, 2017, to which the Company filed its reply on December 13, 2017. On June 5, 2018, the Court denied the Company’s motion for reconsideration of the Court’s November 7, 2017 Order.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fact discovery with respect to the above action ended in February 2018, with some depositions completed in March 2018. In April 2018 the parties agreed to extend expert discovery from the end of July 2018 to the beginning of August 2018. In July 2018, the court granted the parties’ joint motion to extend expert discovery until September 18, 2018, and to extend the deadline for the filing of summary judgment motions from September 28, 2018 to October 12, 2018. There is currently no trial date scheduled and the Company does not expect a trial to occur in this matter earlier than 2020, but the trial could occur earlier or later than that. Given that discovery is ongoing, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by the Company in connection with its claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be determined. The Company believes that an award for damages is not probable, so no accrual has been made as of June 30, 2018 and December 31, 2017.

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

Insurance Settlement Agreement

On March 31, 2017, the Company entered into a Settlement Agreement, Release and Policy Buyback Agreement (“Settlement Agreement”) with an insurance company that previously provided coverage for the defense costs related to the Oracle litigation referred to as Rimini II. The Settlement Agreement provided for aggregate payments to the Company of $24.0 million and resulted in the termination of coverage under the insurance policies. Prior to execution of the Settlement Agreement, the insurance company reimbursed the Company an aggregate of $4.7 million of defense costs, and pursuant to the settlement executed in March 2017, agreed to make an additional payment to the Company of $19.3 million that was received in April 2017. The Settlement Agreement was initially accounted for by recognizing a deferred insurance settlement liability for $19.3 million. This deferred insurance settlement liability was reduced as legal defense costs related to Rimini II were incurred subsequent to June 30, 2017. Accordingly, the deferred insurance settlement liability was eliminated as of March 31, 2018 due to legal defense costs of $11.2 million incurred for the nine months ended December 31, 2017 and $8.1 million incurred for the three months ended March 31, 2018.

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

Guarantees

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $25.1 million and $19.6 million as of June 30, 2018 and December 31, 2017, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

NOTE 8 — RELATED PARTY TRANSACTIONS

As of June 30, 2018 and December 31, 2017, Adams Street Partners LLC and its affiliates (“ASP”) owned approximately 39% of the issued and outstanding shares of Common Stock, and an individual that is affiliated with ASP is a member of the Company’s board of directors. ASP owned a $10.0 million indirect interest in the amended Credit Facility discussed in Note 4, and an entity affiliated with ASP acquired 19,209 shares of Series A Preferred Stock, Promissory Notes and approximately 400,000 shares of Common Stock issued in the Private Placement discussed in Notes 11 and 12. For the three months ended June 30, 2018 and 2017, the Company recognized net revenue for software support services provided to two ASP investees of $0.4 million and $0.6 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized net revenue for software support services provided to two ASP investees of $1.0 million and $1.1 million, respectively.

NOTE 9 —NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2018 and 2017, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of June 30, 2018 and 2017, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

	2018	2017

RSI Preferred Stock	-	24,058
Restricted stock units	176	-
Stock options	12,706	13,293
Warrants	18,128	3,461

Total	31,010	40,812

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

The Company does not have any assets that are carried at fair value on a recurring basis. The Company’s redeemable warrant liability and embedded derivative liability are the only liabilities that have been carried at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy. Details of the embedded derivative and the redeemable warrant liabilities, including valuation methodology and key assumptions and estimates used, are disclosed in Notes 4 and 5, respectively. As discussed in Note 5, the redemption feature for the redeemable warrant liability was eliminated on October 10, 2017, whereby the warrant is not carried at fair value after that date. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and six months ended June 30, 2018 and 2017, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following table shows net revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2018	2017	2018	2017

United States of America	$39,297	$35,791	$79,042	$68,360
International	23,352	16,257	43,412	32,758

Total	$62,649	$52,048	$122,454	$101,118

No customers represented more than 10% of net revenue for the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, one customer accounted for approximately 13% of total net accounts receivable. As of December 31, 2017, no single customer represented 10% or more of total net accounts receivable.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2018 and December 31, 2017, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $25.6 million and $31.0 million, respectively. As of June 30, 2018 and December 31, 2017, the Company also had restricted cash with another financial institution of $2.8 million and $2.1 million, respectively. The Company has never experienced any losses related to these balances.

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

NOTE 11 — PRIVATE PLACEMENT

On June 18, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with several accredited investors (the “Purchasers”) for a private placement (the “Private Placement”) of (i) shares of 13.00% Series A Redeemable Convertible Preferred Stock, par value $0.0001 (the “Series A Preferred Stock”), (ii) shares of Common Stock, and (iii) convertible secured promissory notes (the “Promissory Notes”), with no principal amount outstanding at issuance that solely collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the Series A Preferred Stock. As discussed in Note 12, closing of the Private Placement occurred on July 19, 2018.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities Purchase Agreement

Pursuant to the Securities Purchase Agreement, and subject to the conditions for completion of the Private Placement, the Purchasers agreed to acquire an aggregate of 140,000 shares of Series A Preferred Stock, 2,896,556 shares of Common Stock and Promissory Notes with no principal amount outstanding as of the issuance date, for an aggregate purchase price equal to $133.0 million in cash (after taking into account a discount of $7.0 million to the initial liquidation preference of the shares of Series A Preferred Stock but before transaction costs associated with the Private Placement).

As discussed in Note 12, the Company used the net proceeds from the Private Placement to repay all outstanding indebtedness and various fees and expenses under the Credit Facility discussed in Note 4, and to pay certain fees and expenses of the Purchasers and the Company in connection with the Private Placement.

Amendment to Related Party Note Payable

In June 2018, the Company entered into an amendment to the related party note payable with GP Sponsor. As discussed in Note 4, this obligation was due when the outstanding principal balance under the Credit Facility was less than $95.0 million. Contingent upon the Closing (as defined below) of the Private Placement, the parties agreed to change the maturity date to January 4, 2019.

Private Placement Transaction

In connection with the completion of the Private Placement, the Company was required to, among other customary closing actions, (i) file a Certificate of Designations with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “CoD”), (ii) enter into a Registration Rights Agreement with the Purchasers setting forth certain registration rights of the Purchasers (the “Registration Rights Agreement”), (iii) deliver a Promissory Note to each Purchaser, and (iv) enter into a Security Agreement (the “Security Agreement”) in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Promissory Notes if certain redemption provisions of the Series A Preferred Stock are triggered in the future. The completion of the Private Placement was subject to approval of the Company’s stockholders at a special meeting held on July 12, 2018, and the satisfaction or waiver of certain other closing conditions as set forth in the Securities Purchase Agreement. As discussed in Note 12, the closing of the Private Placement occurred on July 19, 2018 (the “Closing”).

NOTE 12 — SUBSEQUENT EVENTS

On July 12, 2018, a majority of the Company’s stockholders voted to approve the issuance of securities in connection with the Private Placement. On or before July 19, 2018, the Company and the Purchasers completed the Private Placement, in which the Company (i) issued to the Purchasers an aggregate of 140,000 shares of Series A Preferred Stock and 2,896,556 shares of Common Stock in exchange for an aggregate of $133.0 million in gross cash proceeds from the Purchasers; (ii) filed the CoD; (iii) executed the Registration Rights Agreement; (iv) delivered a Promissory Note to each Purchaser with no principal amount outstanding and executed the Security Agreement. Key provisions of the CoD, Promissory Notes and Registration Rights Agreement are discussed below. In addition, the Company utilized approximately $2.7 million of its cash for unpaid transaction costs due at the Closing.

Certificate of Designations of the Series A Preferred Stock

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the Closing and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Company intends to classify the Series A Preferred Stock in mezzanine equity in its consolidated balance sheets after the date of issuance.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series A Preferred Stock is entitled to vote with the Common Stock on an as-converted basis. In addition, the holders of the outstanding shares of Series A Preferred Stock are required to approve certain actions affecting the rights of the Series A Preferred Stock. The approval of a majority of the outstanding Series A Preferred Stock are required to approve any of the following: (i) the declaration or payment of any principal, dividend or distribution on securities junior in rights to the Series A Preferred Stock (“Junior Securities”) or pari passu in rights to the Series A Preferred Stock or the purchase, redemption or other acquisition by the Company of Junior Securities or pari passu securities if at the time of such declaration, payment, dividend or distribution, the Dividends for the Series A Preferred Stock have not been satisfied or paid in full; (ii) any amendment or repeal of the Company’s certificate of incorporation or the CoD adversely affecting the rights, preferences or privileges of the Series A Preferred Stock. The approval of all holders of outstanding Series A Preferred Stock are required for (i) the authorization or creation of, issuance of, or reclassification into, any stock that ranks pari passu with or senior to the Series A Preferred Stock with respect to payment of dividends and liquidation preference and (ii) amendment of the CoD provisions regarding Dividends, liquidation rights, redemption rights, conversion rights, voting rights and reorganization events.

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 14.0 million shares of Common Stock at inception. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after the three-year anniversary of the Closing if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

The Series A Preferred Stock will become mandatorily redeemable, upon the election by the holders of a majority of the then outstanding Preferred Stock, on or after the five-year anniversary of the Closing. Any and all of the then outstanding liquidation value of the Series A Preferred Stock plus any capitalized PIK Dividends and any unpaid accrued Cash Dividends not previously included in the Liquidation Preference (the “Redemption Amount”) is required to be repaid in full in cash on such redemption date or satisfied in the form of obligations under the Promissory Notes, as further described below. Additionally, the Company may convert shares of Series A Preferred Stock into shares of Common Stock in lieu of cash payable upon redemption in certain circumstances.

The Series A Preferred Stock will also become mandatorily redeemable by the holders at any time upon the reasonable determination of the holders of a majority of the Series A Preferred Stock then outstanding of the occurrence of a Material Adverse Effect or the occurrence of a Material Litigation Effect (as such terms are defined in the CoD), with the Redemption Amounts payable automatically becoming payment obligations pursuant to the Promissory Notes with a concurrent cancellation of the shares of the Series A Preferred Stock, unless under certain circumstances, the Company redeems the Series A Preferred Stock for cash at such time.

Prior to the three-year anniversary of the Closing, the Company will have the right to redeem up to $80.0 million of shares of the Series A Preferred Stock for cash amounts equal to the Redemption Amount which would include a make-whole premium that provides the holders thereof with full yield maintenance as if the Series A Preferred Stock was held until the three-year anniversary of the Closing, provided that such redemptions are subject to certain conditions and limitations. After the three-year anniversary of the Closing, the Company will have the right to redeem shares of Series A Preferred Stock for a cash per share amount equal to the Redemption Amount.

The holders of Series A Preferred Stock may exercise their conversion rights prior to any optional redemption. In the event of a liquidation, dissolution or winding up of the Company, the Series A Preferred Stock is entitled to a liquidation preference in the amount of the greater of (i) $1,000 plus accrued but unpaid Dividends (the “Liquidation Preference”), and (ii) the per share amount of all cash, securities and other property to be distributed in respect of the common stock such holder would have been entitled to receive for its Series A Preferred Stock on an as-converted basis. In the event of a liquidation, dissolution or winding up of the Company prior to the three-year anniversary of Closing, the holders are entitled to a make-whole premium that provides the holders thereof with full yield maintenance as if the shares of Series A Preferred Stock were held until the three-year anniversary of the Closing.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Until approximately 95% of the Series A Preferred Stock or Promissory Notes are no longer outstanding, the Company is restricted from incurring Indebtedness (as defined in the Stock Purchase Agreement), subject to certain exceptions.

Security Agreement and Promissory Notes

At the Closing, the Company entered into the Security Agreement in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Promissory Notes. The Company delivered a Promissory Note to each holder of Series A Preferred Stock to collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the shares of Series A Preferred Stock. No principal amount or interest will be outstanding under the Promissory Notes unless and until there is a redemption event as described in the section above on the CoD. Prior to such time, the Promissory Notes may not be transferred by the Purchasers other than an automatic assignment in whole or in part in connection with a transfer by the Purchasers of the shares of Series A Preferred Stock issued pursuant to the Securities Purchase Agreement. The Promissory Notes will bear interest at the rate of 13.0% per annum (10.0% per annum in cash and 3.0% per annum payment-in-kind until the five-year anniversary of the Closing). The Promissory Notes mature five years after the date of Closing or upon a Reorganization Event (as defined in the CoD) and are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. After a redemption of the Series A Preferred Stock which causes there to be outstanding obligations under the Promissory Notes, the Promissory Notes are convertible at the option of the holder (but not the Company) on the same terms as the Series A Preferred Stock.

The Company may prepay for cash up to $80.0 million of the Promissory Notes on a pro rata basis prior to the three-year anniversary of the Closing with full yield maintenance as if the Promissory Notes were held until the three-year anniversary of the Closing, provided that such redemptions are subject to certain conditions and limitations. The Company may prepay the Promissory Notes without penalty at any time on a pro rata basis after the three-year anniversary. All prepayments are subject to the right of the holder of each Promissory Note to convert the prepayment amount into shares of Common Stock. The Promissory Notes also contain customary restrictions on the ability of the Company to, among other things, make certain restricted payments with respect to its capital stock, subordinated indebtedness and unsecured indebtedness, consummate certain mergers, consolidations or dissolutions and make certain dispositions, subject to specific exclusions.

Upon the occurrence of an Event of Default (as defined in the Promissory Notes), the holders of such Promissory Notes will have the right to accelerate all obligations of the Company thereunder (or in some instances, such obligations shall be accelerated with no action required on the part of the holders), and such obligations will become immediately due and payable. In addition, if such acceleration occurs prior to the three-year anniversary of the Closing, the holders will also have the right to receive a make-whole premium thereunder.

Registration Rights Agreement

The Registration Rights Agreement requires the Company to register the resale of the shares of Common Stock and Series A Preferred Stock issued pursuant to the Securities Purchase Agreement within 120 days following the Closing. The Registration Rights Agreement also includes customary “piggyback” registration rights, suspension rights, indemnification, contribution, and assignment provisions.

Termination of Credit Facility

In connection with the closing of the Private Placement on July 19, 2018, the Company used substantially all of the $133.0 million of gross cash proceeds to repay all outstanding indebtedness and fees under the Credit Facility discussed in Note 4 and the Credit Facility was terminated. Certain investors in the Credit Facility, including ASP as discussed in Note 8, purchased an aggregate of approximately 42,000 shares of Series A Preferred Stock and 0.9 million shares of Common Stock in the Private Placement. Upon termination of the Credit Facility, the restrictions related to the cash control account were eliminated and the related funds will be classified as cash and cash equivalents in the future. The aggregate cash payment to terminate the Credit Facility was $132.8 million and consisted of the following (in thousands):

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual principal and exit fees:
Principal balance	$102,414
Mandatory trigger event exit fees	13,624
Mandatory consulting	2,000

Subtotal	118,038
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,235

Total cash termination payments	$132,830

As a result of the early termination of the Credit Facility, the Company expects to incur a non-cash charge ranging from $47.0 million to $48.0 million for the write-off of debt discount and issuance costs related to the Funded and Unfunded Debt in the third quarter of 2018. The Company will also incur a charge for make whole applicable premium of $7.3 million and expects to recognize a gain for the elimination of the embedded derivative liability related to the Credit Facility of $7.8 million for the third quarter of 2018.

Transaction Costs

In connection with the Private Placement, the Company incurred total transaction costs of approximately $4.7 million, including costs incurred on behalf of the Purchasers. Of this amount, approximately $2.8 million was incurred through June 30, 2018 and is included in deferred offering costs in the accompanying condensed consolidated balance sheet. After deduction of total transaction costs of $4.7 million, the net proceeds from the Private Placement were $128.3 million. The Company expects to account for issuance of the Series A Preferred Stock and the Common Stock using the relative fair value method with the resulting discount attributable to the Series A Preferred Stock accreted for purposes of future calculations of earnings per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•	the evolution of the enterprise software support landscape facing our customers and prospects;
•	our ability to educate the market regarding the advantages of our enterprise software support services and products;
•	estimates of our total addressable market;
•	projections of customer savings;
•	our ability to maintain an adequate rate of revenue growth;
•	our future financial, operating and cash flow results;
•	our business plan and our ability to effectively manage our growth and associated investments;
•	beliefs and objectives for future operations;
•	our ability to expand our leadership position in independent enterprise software support;
•	our ability to attract and retain customers;
•	our ability to further penetrate our existing customer base;
•	our ability to maintain our competitive technological advantages against new entrants in our industry;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner, including our recently announced salesforce.com offerings;
•	our ability to maintain, protect, and enhance our brand and intellectual property;
•	our ability to capitalize on changing market conditions including a market shift to hybrid and cloud/SaaS offerings for information technology environments;
•	our ability to develop strategic partnerships;
•	benefits associated with the use of our services;
•	our ability to expand internationally;
•	our intent and ability to raise equity or debt financing in the future;
•	the effects of increased competition in our market and our ability to compete effectively;
•	our intentions with respect to our pricing model;
•	cost of revenues, including changes in costs associated with production, manufacturing, and customer support;
•	operating expenses, including changes in sales and marketing, and general administrative expenses;
•	anticipated income tax rates;
•	sufficiency of cash to meet cash needs for at least the next 12 months, including quarterly cash dividends payable on the Series A Preferred Stock;
•	our ability to maintain our good standing with the United States and international governments and capture new contracts;
•	costs associated with defending intellectual property infringement and other claims, such as those claims discussed under the section titled “Business—Legal Proceedings” in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 15, 2018 (the “2017 Form 10-K”);
•	the final amount and timing of any refunds from Oracle related to our litigation;
•	our expectations concerning relationships with third parties, including channel partners and logistics providers;
•	economic and industry trends or trend analysis;
•	the attraction and retention of qualified employees and key personnel;
•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and
•	the effects of seasonal trends on our results of operations.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referred to Part II, Item 1A of this Report. Moreover, we operate in a very competitive and rapidly changing market. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Report, and the Company's audited consolidated financial statements for the year ended December 31, 2017, included in our 2017 Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part II, Item 1A of this Report.

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

We are a global provider of enterprise software support products and services, and the leading independent software support provider for Oracle and SAP products, based on both the number of active clients supported and recognition by industry analyst firms. Recently, we announced plans to support Software as a Service (SaaS) solutions beginning with Salesforce. As a partner of Salesforce, we plan to provide our award-winning service and support for custom code, release updates and application integrations in addition to ongoing administrative, configuration and enhancement of Salesforce’s industry leading cloud solutions.

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

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2017, SAP reported that support revenue represented approximately 46% of its total revenue, and for fiscal year 2018 Oracle reported a margin for cloud services and license support of 86%.

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

As of June 30, 2018, we employed approximately 1,075 professionals and supported over 1,620 active clients globally, including 78 Fortune 500 companies and 17 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

We have experienced 50 consecutive quarters of revenue growth through June 30, 2018. In addition, our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended June 30, 2018 and 2017, we generated net revenue of $62.6 million and $52.0 million, respectively, representing a quarter-over-quarter increase of 20%. We have a history of losses, and as of June 30, 2018, we had an accumulated deficit of $326.3 million. Approximately 63% and 69% of our net revenue was generated in the United States for the three months ended June 30, 2018 and 2017, respectively. Approximately 37% and 31% of our net revenue was generated in foreign jurisdictions for the three months ended June 30, 2018 and 2017, respectively.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of June 30, 2018, we had outstanding contractual debt obligations under our Credit Facility and a note payable to related party in the aggregate amount of $122.3 million and the net carrying value of those debt obligations was $76.0 million. In addition, we have outstanding liabilities of $6.25 million for fees related to the Credit Facility that were incurred in connection with amendments to the Credit Facility in 2017. As discussed in Notes 11 and 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, we terminated the Credit Facility on July 19, 2018.

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

Recent Developments

Reference is made to Notes 11 and 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recent developments related to the securities purchase agreement entered into on June 18, 2018, the related private placement of Series A Preferred Stock, Common Stock and Promissory Notes with no principal amount outstanding as of the issuance date, the termination of our Credit Facility, and the effectiveness of the amendment of our $3.0 million related party note which is now due on January 4, 2019. Additionally, reference is made to Note 7 for recent developments related to the receipt of a $21.5 million award in March 2018 from the appeal of Rimini I litigation and payments required under the Credit Facility for principal and make-whole applicable premium in April 2018.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of June 30, 2018 and 2017, we had over 1,620 and 1,330 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of June 30, 2018 and 2017, we had over 955 and 830 unique clients, respectively.

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

Our annualized subscription revenue was approximately $246 million and $208 million as of June 30, 2018 and 2017, respectively. We believe the sequential increase in annualized subscription revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 93% and 94% for the 12 months ended June 30, 2018 and 2017, respectively.

Gross profit percentage

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between net revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by net revenue. Our gross profit percentage was approximately 58% and 62% for the three months ended June 30, 2018 and 2017, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

Presented below is a summary of our operating results for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	June 30:		Change
	2018	2017	Amount	Percent

Net revenue	$62,649	$52,048	$10,601	20%
Cost of revenue	26,084	19,537	6,547	34%

Gross profit	36,565	32,511	4,054	12%

Operating expenses:
Sales and marketing	23,097	15,801	7,296	46%
General and administrative	10,324	8,928	1,396	16%
Litigation costs, net of related recoveries	9,113	301	8,812	2928%

Total operating expenses	42,534	25,030	17,504	70%

Operating income (loss)	(5,969)	7,481	(13,450)	(180)%

Non-operating expenses:
Interest expense	(9,323)	(14,541)	5,218	(36)%
Other debt financing expenses	(1,339)	(10,859)	9,520	(88)%
Loss from change in fair value of redeemable warrants	-	(7,648)	7,648	(100)%
Loss from change in fair value of embedded derivatives	(6,700)	(700)	(6,000)	857%
Other income (expense), net	(1,568)	225	(1,793)	(797)%

Loss before income taxes	(24,899)	(26,042)	1,143	(4)%
Income tax benefit (expense)	(547)	183	(730)	(399)%

Net loss	$(25,446)	$(25,859)	$413	(2)%

The following table presents net revenue, key components of cost of revenue, and gross profit for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	June 30:		Change
	2018	2017	Amount	Percent

Net revenue	$62,649	$52,048	$10,601	20%

Cost of revenue:
Employee compensation and benefits	16,469	13,493	2,976	22%
Engineering consulting costs	3,372	2,479	893	36%
Administrative allocations(1)	2,578	2,219	359	16%
All other costs	3,665	1,346	2,319	172%

Total cost of revenue	26,084	19,537	6,547	34%

Gross profit	$36,565	$32,511	$4,054	12%

Gross profit percentage	58.4%	62.5%

(1)	Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Net revenue. Net revenue increased from $52.0 million for the three months ended June 30, 2017 to $62.6 million for the three months ended June 30, 2018, an increase of $10.6 million or 20%. The vast majority of this increase was driven by a 15% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. The average number of active clients also increased from approximately 1,310 for the three months ended June 30, 2017 to approximately 1,600 for the three months ended June 30, 2018, an increase of 22%. On a regional basis, United States net revenue grew from $35.8 million for the three months ended June 30, 2017 to $39.3 million for the three months ended June 30, 2018, an increase of $3.5 million or 10%. We continue to invest in expansion of our business outside the United States which resulted in an increase in international net revenue from $16.3 million for the three months ended June 30, 2017 to $23.4 million for the three months ended June 30, 2018, an increase of $7.1 million or 44%.

Our Credit Facility included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended and were eliminated beginning in the third quarter of 2018 as a result of the termination of the Credit Facility. The October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first six months of 2018, and we expect further quarter-over-quarter increases for the remainder of 2018 compared to the same periods in 2017. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into net revenue. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions. As a result, our 2018 versus 2017 quarter-over-quarter growth in net revenue decreased from approximately 37% for the second quarter of 2017 to 20% for the second quarter of 2018. Due to our subscription revenue model, the impact of these matters that resulted in net revenue growth of 20% for the second quarter of 2018 versus the comparable period in 2017 is expected to result in similar or potentially relatively lower revenue growth rates at least through the first half of 2019, or longer if our investment in sales and marketing does not result in increased sales activity.

Cost of revenue. Cost of revenue increased from $19.5 million for the three months ended June 30, 2017 to $26.1 million for the three months ended June 30, 2018, an increase of $6.6 million or 34%. The key driver of the increase in cost of revenue was an increase of 62 average number of employees, which resulted in an increase in employee compensation and benefits costs of $3.0 million to support the growth in net revenue. In addition to hiring employees, we relied on the increased use of engineering consultants that resulted in an increase in engineering consulting costs of $0.9 million. For the three months ended June 30, 2018, administrative allocations increased by $0.4 million as compared to the same period in 2017. This increase in administrative allocations resulted from faster growth in the number of employees classified in cost of revenue functions. For the three months ended June 30, 2018, all other costs increased by $2.3 million as compared to the same period in 2017. This increase in all other costs was primarily attributable to costs of $2.1 million in the second quarter of 2018 for our global service delivery (“GSD”) conference and related travel costs for our support delivery staff to provide training on new products and processes. This conference was not held in 2017 and is typically held at intervals of every two to three years.

The $3.0 million increase in cost of revenue attributable to employee compensation and benefits for the three months ended June 30, 2018, was primarily due to (a) an increase in salaries, wages and benefit costs of $2.2 million due to a 13% increase in the average number of employees devoted to cost of revenue functions, annual pay increases, and increased bonus payouts, (b) an increase of $0.6 million due to adoption of a sabbatical benefit plan in May 2018, and (c) an increase in stock-based compensation expense of $0.1 million. Our recently adopted sabbatical benefit plan provides full time employees that achieve 10 years of service with a one-month paid sabbatical leave, and the grant of restricted stock units (“RSUs”) with a fair value on the date of grant of $10,000 (the RSUs then vest over the subsequent 12-month period).

As discussed in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, in March 2018 Oracle re-filed with the District Court to obtain an injunction that would prohibit us from using certain processes that could require us to incur additional labor costs to provide support for our clients as contracted. A decision on the injunction is expected by the District Court in the third quarter of 2018, but it could be earlier or later. The impact on our future costs, if any, will depend on the District Court’s decision.

Gross Profit. For the three months ended June 30, 2018, total cost of revenue increased by 34%, compared to the increase in net revenue of 20%. Since our costs grew faster than our net revenue, gross profit in dollar terms increased by only 12% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. As a result, our gross profit percentage decreased from 62.5% for the three months ended June 30, 2017 to 58.4% for the three months ended June 30, 2018. The decrease in gross profit percentage was primarily due to aggregate costs of $2.7 million associated with our GSD conference and the costs associated with the adoption of our new sabbatical benefit plan for the three months ended June 30, 2018. We currently expect gross profit percentage to increase slightly from this level in the second half of 2018, even as we continue to invest in new products and geographic reach.

Sales and marketing expenses. As a percentage of our net revenue, sales and marketing expenses have increased from 30% for the three months ended June 30, 2017 to 37% for the three months ended June 30, 2018. In dollar terms, sales and marketing expenses increased from $15.8 million for the three months ended June 30, 2017 to $23.1 million for the three months ended June 30, 2018, an increase of $7.3 million or 46%. This increase was primarily due to (i) an increase in employee compensation and benefits of $4.4 million, (ii) an increase in travel and business meeting costs of $1.1 million primarily for our sales and marketing staff to attend our GSD conference and other sales conferences for the three months ended June 30, 2018, whereas we did not hold as many of these events in 2017, (iii) an increase in spending on trade shows and other marketing activities of $0.9 million, (iv) an increase in shared service allocations for facilities, security and technology of $0.3 million, and (v) an increase in computer software costs and professional fees of $0.2 million. Our overall increased spending was driven by a less stringent sales and marketing spending ratio covenant due to the sixth amendment to the Credit Facility that was effective in October 2017. We currently expect sales and marketing expense to range between 36% and 39% of net revenue for the second half of 2018.

The $4.5 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended June 30, 2018, was primarily due to an increase in (a) salaries, wages and benefit costs of $2.6 million due to a 24% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and higher bonus payouts, (b) commissions of $1.3 million due to new customer wins in excess of the prior year, (c) stock-based compensation expense of $0.3 million, and (d) costs of $0.3 million due to adoption of a sabbatical benefit plan in May 2018.

General and administrative expenses. General and administrative expenses increased from $8.9 million for the three months ended June 30, 2017 to $10.3 million for the three months ended June 30, 2018, an increase of $1.4 million or 16%. This increase was primarily due to higher costs after we became a public company in October 2017, including increases in (i) employee compensation and benefit costs of $2.0 million, (ii) travel and related costs of $0.4 million to attend conferences and meetings, (iii) Delaware franchise and other business taxes of $0.2 million, and (iv) insurance costs of $0.2 million primarily due to higher premiums for officer and director insurance premiums based on our status as a public company. These increases which total $2.8 million were partially offset by a reduction in sales tax expense of $0.9 million since our clients now reimburse this cost, and a reduction in audit, consulting and accounting fees of $0.4 million primarily due to higher audit fees for the three months ended June 30, 2017 since RSI’S 2016 audit was not completed until June 30, 2017.

The $2.0 million increase in general and administrative expenses attributable to employee compensation and benefits for the three months ended June 30, 2018, was primarily due to increases in (a) salaries, wages and benefit costs of $1.5 million due to a 21% increase in the average number of employees devoted to general and administrative functions, annual pay increases, and higher bonus payouts, (b) an increase of $0.3 million in stock-based compensation expense, and (d) an increase of $0.2 million due to adoption of a sabbatical benefit plan in May 2018.

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

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended June 30, 2018 and 2017, consist of the following (in thousands):

	2018	2017	Change

Professional fees and other defense costs of litigation	$9,113	$3,426	$5,687
Insurance recoveries, net	-	(3,125)	3,125

Litigation costs, net of related recoveries	$9,113	$301	$8,812

Professional fees and other defense costs associated with litigation increased from $3.4 million for the three months ended June 30, 2017 to $9.1 million for the three months ended June 30, 2018, an increase of $5.6 million. This increase was primarily due to higher costs associated with discovery work on the Rimini II litigation, the Rimini I appeal, and the USAO inquiry during the three months ended June 30, 2018. For the three months ended June 30, 2018, we incurred professional fees related to ongoing litigation with Oracle that we refer to as “Rimini II” of $7.4 million and our appeal of the Rimini I judgment of $0.5 million, and the USAO inquiry of $1.2 million. Over a six-year period through October 2016, we were actively engaged in the Rimini I litigation, for which we paid a judgment of $124.4 million in October 2016. Of this amount, we received a court mandated refund of $21.3 million in March 2018, in May 2018 Oracle deposited $28.5 million in an interest-bearing account with the District Court pending a final decision by the Court on the refund to the Company of Oracle’s legal fees, and in May 2018 we appealed to the United States Supreme Court approximately $12.8 million of the lower court’s award of non-taxable costs related to the judgment. We currently expect to continue to incur legal expenses related to our ongoing appeal of the Rimini I outcome at least through 2018 and possibly later, while the Rimini II litigation costs are expected to continue through 2020 or 2021, and depending on appeals, if any, may be longer. Such litigation costs are not linear and can fluctuate significantly from quarter to quarter, but generally expected to range between $2.0 million and $5.0 million per quarter at least through the Rimini II trial date. However, due to the timing of expert discovery work in Rimini II and the ongoing remand and appeal costs for Rimini I, litigation costs may exceed $9.0 million for the third quarter of fiscal 2018.

We had certain insurance policies in effect related to our litigation activities whereby we were entitled to recover a portion of the legal fees that were incurred to defend against the litigation. In March 2017, we entered into a settlement agreement with an insurance company that had been providing defense cost coverage related to Rimini II. Pursuant to the settlement, we received a one-time payment of $19.3 million in April 2017. As of March 31, 2017, the $19.3 million settlement proceeds were accounted for as a receivable from the insurance company with a corresponding deferred liability. For the three months ended June 30, 2017, we incurred $3.1 million of legal fees expense related to Rimini II that also resulted in a reduction in the deferred settlement liability and offsetting increases in insurance recoveries in our consolidated statements of operations. For the period July 1, 2017 through March 31, 2018, we incurred an additional $16.2 million of legal fees related to Rimini II, which eliminated the deferred settlement liability. Accordingly, the Company did not recognize any insurance recoveries for the three months ended June 30, 2018. As a result of the March 2017 insurance settlement agreement, we expect limited, if any, future cash recoveries from insurance policies associated with our litigation activities.

Interest expense. Interest expense decreased from $14.5 million for the three months ended June 30, 2017 to $9.3 million for the three months ended June 30, 2018, a decrease of $5.2 million or 36%. The decrease in interest expense was primarily due to a $4.6 million reduction in make-whole applicable premium. For the three months ended June 30, 2017, we incurred make-whole applicable premium of $4.6 million related to collection of the insurance settlement discussed above, whereas we did not incur make-whole applicable premium for the three months ended June 30, 2018. Interest expense also decreased due to a net reduction in accretion expense related to the Credit Facility and the GP Sponsor loan of $1.2 million, which was primarily due to the write off of DDIC related to principal prepayments under the Credit Facility since the third quarter of 2017. These decreases which total $5.8 million were partially offset by an increase in cash and PIK interest expense of $0.6 million due to an increase in our weighted average borrowings from $86.2 million for the three months ended June 30, 2017 to $103.2 million for the three months ended June 30, 2018. The increase in our weighted average borrowings was primarily due to the transfer of $50.0 million of mandatory trigger event exit fees to interest-bearing obligations pursuant to the sixth amendment to the Credit Facility in October 2017, partially offset by principal payments since the third quarter of 2017.

Our effective interest rate for accretion of DDIC related to the Credit Facility increased from 26.3% as of December 31, 2017 to 28.4% as of June 30, 2018. The increase in our effective interest rate for the six months ended June 30, 2018 was primarily driven by additional DDIC related to mandatory trigger event exit fees incurred for the six months ended June 30, 2018. The overall effective interest rate, including interest at the stated rate of 15.0% and accretion of DDIC, was 41.3% as of December 31, 2017 and 43.4% as of June 30, 2018.

Other debt financing expenses. Other debt financing expenses decreased from $10.9 million for the three months ended June 30, 2017 to $1.3 million for the three months ended June 30, 2018, a decrease of $9.6 million. This significant decrease in other debt financing expenses primarily resulted from the write off of DDIC for $9.7 million related to the principal prepayment that was triggered by collection of the insurance settlement proceeds in April 2017, as discussed above. For the three months ended June 30, 2018, we did not have any write offs of DDIC related to the Credit Facility. The decrease in other debt financing expenses was partially offset by an increase of $0.1 million for collateral monitoring fees that resulted from the increase in our weighted average borrowings as discussed above.

Loss on change in fair value of redeemable warrants. For the three months ended June 30, 2017 the fair value of the redeemable warrants held by the Origination Agent increased by $7.6 million which resulted in a corresponding loss on change in fair value of redeemable warrants. Due to the elimination of the cash redemption feature on October 10, 2017 in connection with the reverse recapitalization, the redeemable warrant liability was reclassified to additional paid-in capital, and changes in fair value after October 10, 2017 are no longer reported in our consolidated statements of operations.

Loss on change in fair value of embedded derivatives. The requirements to pay “make-whole” applicable premium charges for certain principal prepayments as defined in the Credit Facility and default interest at 2.0% during the existence of an event of default, are examples of embedded derivatives required to be bifurcated and reported at fair value. Make-whole applicable premium payments for certain principal prepayments are computed as set forth in the Credit Facility, primarily based on the 15.0% per annum stated rate from the prepayment date until June 2019. Increases in the fair value of embedded derivatives result in losses that are recognized when the likelihood increases that a future cash payment will be required to settle an embedded derivative, whereas gains are recognized when the fair value decreases. Decreases in fair value occur when we become contractually obligated to pay an embedded derivative (whereby the embedded derivative liability is transferred to a contractual liability), or as the likelihood of a future cash settlement decreases.

The loss on change in fair value of embedded derivatives increased from $0.7 million for the three months ended June 30, 2017 to $6.7 million for the three months ended June 30, 2018, an increase of $6.0 million. For the three months ended June 30, 2018, the loss of $6.7 million was primarily due to our assessment that there was a 95% likelihood that we would complete a private placement of common stock and Series A Preferred Stock and incur make-whole applicable premium upon termination of the Credit Facility, partially offset by a reduced likelihood that default interest would be incurred. As discussed further in Note 12 to the unaudited condensed consolidated financial statements included in Item 1, Part I hereof, the closing of this private placement occurred on July 19, 2018, and triggered a make-whole applicable premium payment of $7.3 million that will be recognized as an expense for the third quarter of 2018. Upon recognition of this expense and termination of the Credit Facility, the liability for embedded derivatives of $7.8 million as of June 30, 2018 will be eliminated with a corresponding gain on change in fair value of embedded derivatives recognized in the third quarter of 2018.

For the three months ended June 30, 2017, the increase in fair value of embedded derivatives resulted in the recognition of a loss of $0.7 million. This loss was driven by an amendment to the Credit Facility in the second quarter of 2017 that created new embedded derivatives for equity raise delay fees.

Other income (expense), net. Other income (expense) is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended June 30, 2018, net other expense of $1.6 million was comprised of foreign exchange losses of $0.7 million, write-off of deferred financing costs of $0.7 million related to an unsuccessful debt financing, and other nonoperating expenses of $0.2 million. For the three months ended June 30, 2017, foreign exchange gains and losses were insignificant and substantially all net other income was attributable to interest income of $0.2 million.

Income tax benefit (expense). We had an income tax benefit of $0.2 million for the three months ended June 30, 2017 compared to income tax expense of $0.5 million for the three months ended June 30, 2018. Substantially all of our income tax benefit (expense) is attributable to our foreign operations. The income tax benefit of $0.2 million for the three months ended June 30, 2017 was comprised of foreign income tax expense of $0.4 million offset by recognition of Brazilian tax reimbursement credits of $0.6 million.  For the three months ended June 30, 2018 and 2017, no income tax expense was recognized in the United States due to utilization of net operating loss carryforwards.

As a result of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the U.S. federal corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2017 to a flat rate of 21% effective January 1, 2018. Accordingly, a provisional decrease of $31.8 million in our domestic deferred tax assets was recognized as of December 31, 2017, and this amount was fully offset by a decrease in our valuation allowance. As a result, we did not record any net domestic deferred income tax expense for the year ended December 31, 2017. While we believe we made a reasonable estimate of the impact of the reduction in the corporate rate and other provisions of the Tax Act, our estimates may be affected by other analyses related to the Tax Act, including, but not limited to, any deferred adjustments related to the filing of our 2017 federal and state tax returns and our calculation of the state tax effect of adjustments made to federal temporary differences. Through June 30, 2018 we have not made any changes to our provisional estimates established as of December 31, 2017. However, we are continuing to evaluate the impact of the Tax Act and may make adjustments to the provisional estimates during the remainder of 2018. See Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further discussion of the Tax Act.

Comparison of Six Months Ended June 30, 2018 and 2017

Presented below is a summary of our operating results for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended
	June 30:		Change
	2018	2017	Amount	Percent

Net revenue	$122,454	$101,118	$21,336	21%
Cost of revenue	49,625	37,893	11,732	31%

Gross profit	72,829	63,225	9,604	15%

Operating expenses:
Sales and marketing	43,304	30,497	12,807	42%
General and administrative	21,129	18,204	2,925	16%
Litigation costs, net of related recoveries	(10,856)	4,246	(15,102)	(356)%

Total operating expenses	53,577	52,947	630	1%

Operating income	19,252	10,278	8,974	87%

Non-operating expenses:
Interest expense	(22,732)	(24,477)	1,745	(7)%
Other debt financing expenses	(9,956)	(12,141)	2,185	(18)%
Loss from change in fair value of redeemable warrants	-	(8,250)	8,250	(100)%
Loss from change in fair value of embedded derivatives	(6,200)	(5,800)	(400)	7%
Other income (expense), net	(1,240)	314	(1,554)	(495)%

Loss before income taxes	(20,876)	(40,076)	19,200	(48)%
Income tax expense	(1,063)	(258)	(805)	312%

Net loss	$(21,939)	$(40,334)	$18,395	(46)%

The following table presents net revenue, key components of cost of revenue, and gross profit for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended
	June 30:		Change
	2018	2017	Amount	Percent

Net revenue	$122,454	$101,118	$21,336	21%

Cost of revenue:
Employee compensation and benefits	32,187	26,246	5,941	23%
Engineering consulting costs	7,238	5,326	1,912	36%
Administrative allocations(1)	5,247	4,266	981	23%
All other costs	4,953	2,055	2,898	141%

Total cost of revenue	49,625	37,893	11,732	31%

Gross profit	$72,829	$63,225	$9,604	15%

Gross profit percentage	59.5%	62.5%

(1)	Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Net revenue. Net revenue increased from $101.1 million for the six months ended June 30, 2017 to $122.5 million for the six months ended June 30, 2018, an increase of $21.4 million or 21%. The vast majority of this increase was driven by a 17% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. The average number of active clients also increased from approximately 1,280 for the six months ended June 30, 2017 to approximately 1,590 for the six months ended June 30, 2018, an increase of 24%. On a regional basis, United States net revenue grew from $68.4 million for the six months ended June 30, 2017 to $79.0 million for the six months ended June 30, 2018, an increase of $10.6 million or 16%. We continue to invest in expansion of our business outside the United States which resulted in an increase in international net revenue from $32.8 million for the six months ended June 30, 2017 to $43.4 million for the six months ended June 30, 2018, an increase of $10.6 million or 33%.

Cost of revenue. Cost of revenue increased from $37.9 million for the six months ended June 30, 2017 to $49.6 million for the six months ended June 30, 2018, an increase of $11.7 million or 31%. The key driver of the increase in cost of revenue was an increase of 68 average number of employees, which resulted in an increase in employee compensation and benefits costs of $5.9 million to support the growth in net revenue. In addition to hiring employees, we relied on the increased use of engineering consultants that resulted in an increase in engineering consulting costs of $1.9 million. For the six months ended June 30, 2018, administrative allocations increased by $1.0 million as compared to the same period in 2017. This increase in administrative allocations resulted from faster growth in the number of employees classified in cost of revenue functions. For the six months ended June 30, 2018, all other costs increased by $2.9 million as compared to the same period in 2017. This increase in all other costs was primarily attributable to costs of $2.1 million in the second quarter of 2018 for our GSD conference for our support delivery staff to provide training on new products and processes. This conference was not held in 2017 and is typically held in intervals of every two to three years. For the six months ended June 30, 2018, we also had an increase of $0.8 million for computer software and related professional fees.

The $5.9 million increase in cost of revenue attributable to employee compensation and benefits for the six months ended June 30, 2018, was primarily due to (a) an increase in salaries, wages and benefit costs of $5.0 million due to a 14% increase in the average number of employees devoted to cost of revenue functions, annual pay increases, and increased bonus payouts, (b) an increase of $0.6 million due to adoption of our new sabbatical benefit plan in May 2018, and (c) an increase in stock-based compensation expense of $0.2 million.

Gross Profit. For the six months ended June 30, 2018, total cost of revenue increased by 31%, compared to the increase in net revenue of 21%. Since our costs grew faster than our net revenue, gross profit in dollar terms increased by only 15% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. As a result, our gross profit percentage decreased from 62.5% for the six months ended June 30, 2017 to 59.5% for the six months ended June 30, 2018. The decrease in gross profit percentage was primarily due to (i) aggregate costs of $2.7 million associated with our GSD conference and the costs associated with the adoption of our new sabbatical benefit plan for the six months ended June 30, 2018, and (ii) labor and consulting costs associated with special tax, legal and regulatory updates in specific countries, and changes in global IFRS requirements that impacted our payroll related product lines, along with increased expenses associated with global infrastructure investments.

Sales and marketing expenses. As a percentage of our net revenue, sales and marketing expenses have increased from 30% for the six months ended June 30, 2017 to 35% for the six months ended June 30, 2018. In dollar terms, sales and marketing expenses increased from $30.5 million for the six months ended June 30, 2017 to $43.3 million for the six months ended June 30, 2018, an increase of $12.8 million or 42%. This increase was primarily due to increases in (i) employee compensation and benefits of $6.1 million, (ii) travel and business meeting costs of $3.8 million, primarily for our sales and marketing staff to attend our GSD conference and other sales conferences for the six months ended June 30, 2018, whereas we did not hold as many of these events in 2017, (iii) spending on trade shows and other marketing activities of $1.4 million, (iv) computer software and professional fees of $0.5 million, (v) shared service allocations for facilities, security and technology of $0.5 million, and (vi) employee recruitment costs of $0.3 million. Our overall increased spending was driven by a less stringent sales and marketing spending ratio covenant due to the sixth amendment to the Credit Facility in October 2017.

The $6.1 million increase in sales and marketing expense attributable to employee compensation and benefits for the six months ended June 30, 2018, was primarily due to (a) an increase in salaries, wages and benefit costs of $3.4 million due to a 14% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and increased bonus payouts, (b) an increase in commissions of $1.9 million due to new customer wins that exceeded plan, (c) an increase in stock-based compensation expense of $0.5 million, and (d) an increase of $0.3 million due to adoption of our new sabbatical benefit plan in May 2018.

General and administrative expenses. General and administrative expenses increased from $18.2 million for the six months ended June 30, 2017 to $21.1 million for the six months ended June 30, 2018, an increase of $2.9 million or 16%. This increase was primarily due to higher costs after we became a public company in October 2017, including increases in (i) employee compensation and benefit costs of $3.6 million, (ii) travel and related costs to attend conferences and meetings of $0.6 million, (iii) Delaware franchise and other business taxes of $0.5 million, and (iv) insurance costs of $0.3 million primarily due to higher premiums for officer and director insurance premiums based on our status as a public company. These increases which total $5.0 million were partially offset by a reduction for the six months ended June 30, 2018 in sales tax expense of $1.5 million since our clients now reimburse this cost; and audit, consulting and accounting services of $0.5 million primarily due to delays in the completion of the audit of our 2016 financial statements that resulted in higher costs for the six months ended June 30, 2017.

The $3.6 million increase in general and administrative expenses attributable to employee compensation and benefits for the six months ended June 30, 2018, was primarily due to (a) an increase in salaries, wages and benefit costs of $2.9 million due to a 21% increase in the average number of employees devoted to general and administrative functions, annual pay increases, and increased bonus payouts, (b) an increase of $0.5 million in stock-based compensation expense, and (d) an increase of $0.2 million due to adoption of our new sabbatical benefit plan in May 2018.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the six months ended June 30, 2018 and 2017, consist of the following (in thousands):

	2018	2017	Change

Professional fees and other defense costs of litigation	$18,012	$8,397	$9,615
Litigation appeal refund	(21,285)	-	(21,285)
Insurance recoveries, net	(7,583)	(4,151)	(3,432)

Litigation costs, net of related recoveries	$(10,856)	$4,246	$(15,102)

Professional fees and other defense costs associated with litigation increased from $8.4 million for the six months ended June 30, 2017 to $18.0 million for the six months ended June 30, 2018, an increase of $9.6 million. This increase was primarily due to higher costs associated with discovery work on the Rimini II litigation, the Rimini I appeal, and the USAO inquiry during the first six months of 2018. For the six months ended June 30, 2018, we incurred professional fees of $18.0 million consisting of $15.8 million related to Rimini II, $1.2 million related to the USAO inquiry, and $1.0 million related to our appeal of the Rimini I judgment. For the six months ended June 30, 2017, we incurred professional fees related to Rimini II for $7.5 million and $0.9 million primarily related to the appeal of the Rimini I judgment.

We had certain insurance policies in effect related to our litigation activities whereby we were entitled to recover a portion of the legal fees that were incurred to defend against the litigation. For the three months ended March 31, 2017, the insurance company that had been providing defense cost coverage related to Rimini II provided cost reimbursements of $1.0 million. In March 2017, we entered into a settlement agreement with this insurance company whereby we received a one-time payment of $19.3 million that was accounted for as a deferred settlement liability as of March 31, 2017. This deferred settlement liability was reduced as we incurred costs related to Rimini II after the settlement date, with a corresponding increase in insurance recoveries in our consolidated statements of operations. For the six months ended June 30, 2017, we recognized total legal expense recoveries of $4.2 million, consisting of the $1.0 million cost reimbursement for the three months ended March 31, 2017, and post-settlement legal expenses related to Rimini II of $3.1 million. For the period July 1, 2017 through December 31, 2017, we incurred an additional $8.2 million of legal fees related to Rimini II, which reduced the deferred settlement liability to $8.0 million as of December 31, 2017. For the three months ended March 31, 2018, Rimini II legal fees exceeded the $8.0 million balance of the deferred settlement liability which was eliminated through the recognition of insurance recoveries.

Interest expense. Interest expense decreased from $24.5 million for the six months ended June 30, 2017 to $22.7 million for the six months ended June 30, 2018, a decrease of $1.8 million or 7%. The decrease in interest expense was primarily due to reductions in make-whole applicable premium of $1.5 million and accretion of $1.4 million for a total of $2.9 million. For the six months ended June 30, 2017, we incurred make-whole applicable premium of $4.6 million related to collection of the insurance settlement discussed above, whereas for the six months ended June 30, 2018, we incurred make-whole applicable premium of $3.1 million related to $21.5 million of appeal proceeds collected in March 2018. Accretion expense related to the Credit Facility decreased by $1.8 million, primarily due to the write off of DDIC related to principal prepayments under the Credit Facility since the third quarter of 2017. The decrease in accretion related to the Credit Facility was partially offset by an increase in accretion of $0.4 million related to the GP Sponsor loan that was assumed in October 2017.

These decreases which total $2.9 million were partially offset by an increase in cash and PIK interest expense of $1.2 million due to an increase in our weighted average borrowings from $97.3 million for the six months ended June 30, 2017 to $113.8 million for the six months ended June 30, 2018. The increase in our weighted average borrowings was primarily due to the transfer of $50.0 million of mandatory trigger event exit fees to interest-bearing obligations pursuant to the sixth amendment to the Credit Facility in October 2017, partially offset by principal payments since the third quarter of 2017.

Other debt financing expenses. Other debt financing expenses decreased from $12.1 million for the six months ended June 30, 2017 to $10.0 million for the six months ended June 30, 2018, a decrease of $2.1 million. This decrease in other debt financing expenses primarily resulted from a reduction in the write off of DDIC related to the Credit Facility for $2.5 million. For the six months ended June 30, 2017, we recognized a write-off of $9.7 million related to the principal prepayment that was triggered by collection of the insurance settlement proceeds in April 2017, whereas for the six months ended June 30, 2018 we recognized a write-off of $7.2 million related to $21.5 million of appeal proceeds collected in March 2018. This decrease in other debt financing expenses of $2.5 million was partially offset by an increase of $0.2 million for collateral monitoring fees due to an increase in our weighted average borrowings as discussed above.

Loss on change in fair value of redeemable warrants. For the six months ended June 30, 2017 the fair value of the redeemable warrants held by the Origination Agent increased by $8.3 million which resulted in a corresponding loss on change in fair value of redeemable warrants. Due to the elimination of the cash redemption feature on October 10, 2017, changes in fair value after October 10, 2017 are no longer reported in our consolidated statements of operations.

Loss on change in fair value of embedded derivatives. The loss on change in fair value of embedded derivatives increased from $5.8 million for the six months ended June 30, 2017 to $6.2 million for the six months ended June 30, 2018, an increase of $0.4 million. For the six months ended June 30, 2018, the loss of $6.2 million was primarily due to our assessment that there was a 95% likelihood that we would complete a private placement of common stock and Series A Preferred Stock and incur make-whole applicable premium upon termination of the Credit Facility, partially offset by a reduced likelihood that default interest would be incurred.

For the six months ended June 30, 2017, the increase in fair value of embedded derivatives resulted in the recognition of a loss of $5.8 million. For the sixth months ended June 30, 2017, this loss was driven by amendments to the Credit Facility that increased the probability that embedded derivatives for make-whole applicable premium and certain target date fees would be paid in connection with the reverse recapitalization with GPIA.

Other income (expense), net. For the six months ended June 30, 2018, net other expense of $1.2 million was comprised of foreign exchange losses of $0.5 million, write-off of deferred financing costs of $0.7 million related to an unsuccessful debt financing, and other non-operating expenses of $0.2 million. These amounts, which total $1.4 million, were partially offset by interest income of $0.2 million. For the six months ended June 30, 2017, net other income of $0.3 million was comprised of interest income of $0.2 million and foreign exchange gains of $0.1 million.

Income tax expense. For the six months ended June 30, 2017, we had income tax expense of $0.3 million compared to income tax expense of $1.1 million for the six months ended June 30, 2018. Substantially all of our income tax expense is attributable to our foreign operations. The income tax expense of $0.3 million for the six months ended June 30, 2017 was comprised of foreign income tax expense of $0.9 million offset by recognition of Brazilian tax reimbursement credits of $0.6 million.  For the six months ended June 30, 2018 and 2017, no income tax expense was recognized in the United States due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had a working capital deficit of $131.1 million and an accumulated deficit of $326.3 million. For the six months ended June 30, 2018, we had a net loss of $21.9 million and we currently do not expect to be profitable for the year ending December 31, 2018. As of June 30, 2018, we had available cash, cash equivalents and restricted cash of $35.5 million.

A key component of our business model requires that substantially all customers prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $167.9 million that is included in current liabilities as of June 30, 2018. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to customers are currently limited to approximately 42% of the related deferred revenue based on our gross profit percentage of 58% for the three months ended June 30, 2018.

Refinancing

On July 19, 2018, we completed a private placement (the “Private Placement”) of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock for gross cash proceeds of $133.0 million (after taking into account a discount of $7.0 million to the initial liquidation preference of the shares of Series A Preferred Stock but before transaction costs associated with the Private Placement). In connection with the Private Placement, we incurred total transaction costs of $4.7 million, including costs incurred on behalf of the Purchasers. After deduction of total transaction costs, the net proceeds from the Private Placement were $128.3 million. We expect to account for issuance of the Series A Preferred Stock and the Common Stock using the relative fair value method. Accordingly, the resulting discount attributable to the Series A Preferred Stock will be accreted for purposes of future calculations of earnings per share. We used substantially all of the gross cash proceeds to terminate our Credit Facility resulting in aggregate cash payments of $132.8 million, which consisted of the following (in thousands):

Contractual principal and exit fees:
Principal balance	$102,414
Mandatory trigger event exit fees	13,624
Mandatory consulting	2,000

Subtotal	118,038
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,235

Total cash termination payments	$132,830

Upon termination of the Credit Facility, the restrictions related to the cash control account were eliminated and the related funds will be classified as cash and cash equivalents in the future. This refinancing is expected to improve our liquidity and capital resources whereby future financing cash payments are expected to be limited to annual cash dividends ranging from $14.2 million to $16.0 million over the 5-year period beginning on the issuance date. In order to illustrate the expected improvement in our cash flow and liquidity, the table below provides a breakdown of cash payments for dividends for the initial 12-month period that the Series A Preferred Stock is outstanding, as compared to cash payments that would have been required if the Credit Facility had remained in place for the year ending June 30, 2019 (in thousands):

	Series A	Credit
	Preferred	Facility

Dividends payable in cash at 10.0%	$14,200	$-
Contractual principal and exit fees:
Principal	-	15,000
Mandatory consulting	-	2,000
Interest payable in cash at 12.0%	-	11,800
Collateral monitoring fees	-	2,470
Unused line fee	-	890
Annual agent and loan service fee	-	450
Amendment and other fees incurred in 2017	-	6,250

Total cash payments	$14,200	$38,860

As shown above, our cash payments are expected to be reduced from $38.9 million under the Credit Facility to $14.2 million for the Series A Preferred Stock, an improvement of approximately $24.7 million for the initial 12-month period after the closing of the Private Placement.

The holders of Series A Preferred Stock are entitled to a cash dividend of 10.0% per annum and a payment-in-kind dividend of 3.0% per annum for the first five years following the closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. Assuming no redemptions of the Series A Preferred Stock and no conversions to Common Stock, the following cash and PIK dividends (settled through issuance of additional shares of Series A Preferred Stock) are expected to accrue for each year through December 31, 2022:

Year Ending December 31:	Cash	PIK	Total

2018	$6,400	$1,920	$8,320
2019	14,350	4,310	18,660
2020	14,790	4,440	19,230
2021	15,240	4,570	19,810
2022	15,700	4,710	20,410

We have a note payable to GP Sponsor with a face amount of $3.0 million and a carrying amount of $2.4 million as of June 30, 2018. This obligation was originally due when the outstanding principal balance under the Credit Facility was less than $95.0 million. In June 2018, we entered into an amendment whereby the parties agreed to change the maturity date to January 4, 2019, contingent upon the closing of the Private Placement. Accordingly, this obligation is expected to be repaid from existing capital resources on the due date.

For the year ending June 30, 2019, we believe that cash, cash equivalents, and restricted cash of $35.5 million as of June 30, 2018, plus future cash flow from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures, cash dividends, the GP Sponsor note payable, and other contractual obligations consisting of operating and capital lease payments that are due within the next 12 months in the aggregate amount of $5.5 million.

Please refer to Notes 11 and 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further details about the Series A Preferred Stock including (i) mandatory redemption rights, (ii) the security agreement and promissory notes that may become payable pursuant to certain redemption provisions, (iii) rights to convert to shares of Common Stock, (iv) registration rights, and (v) voting rights and preferences in liquidation.

Debt

Our debt obligations consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	2018	2017

Contractual obligations under Credit Facility	$119,288	$139,544
Debt discount and issuance costs, net	(45,674)	(59,490)

Credit Facility, net of discount	73,614	80,054
Note payable to GP Sponsor, net of discount	2,427	2,059

Total	76,041	82,113
Less current maturities	(3,677)	(15,500)

Long-term debt, net of current maturities	$72,364	$66,613

For additional information about our debt obligations, please refer to Note 4 to our unaudited condensed consolidated financial statement in Part I, Item 1 of this Report.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017

Net cash provided by (used in):
Operating activities	$27,191	$35,116
Investing activities	(493)	(903)
Financing activities	(30,327)	(34,821)

Cash Flows Provided by Operating Activities

A key component of our business model requires that customers typically prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided.

For the six months ended June 30, 2018, cash flows provided by operating activities amounted to $27.2 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2018, included our net loss of $21.9 million, as adjusted for non-cash and non-operating expenses totaling $33.5 million and favorable changes in operating assets and liabilities of $15.6 million, resulting in net cash provided by operating activities of $27.2 million. Non-cash and non-operating expenses include accretion and amortization expense of $11.7 million, the write-off of DDIC of $7.2 million, make-whole applicable premium of $3.1 million, PIK interest expense of $1.7 million, stock-based compensation expense of $2.0 million, write-off of deferred debt financing costs of $0.7 million, loss from change in fair value of embedded derivatives of $6.2 million, and depreciation and amortization expense of $0.9 million. Net changes in operating assets and liabilities provided $15.6 million of operating cash flow including customer cash collections that resulted in an increase in deferred revenue of $19.8 million and an increase in accounts payable and accrued liabilities of $5.1 million. These increases which total $24.9 million were partially offset by (i) a reduction in the deferred insurance settlement liability of $8.0 million, (ii) a decrease in prepaid expenses and other of $0.6 million, (iii) a decrease in accounts receivable of $0.4 million, and (iv) an increase in deferred tax assets of $0.3 million.

For the six months ended June 30, 2017, cash flows provided by operating activities amounted to $35.1 million. While we recognized a net loss of $40.3 million for the six months ended June 30, 2017, non-cash expenses mitigated the cash impact of our net loss. For the six months ended June 30, 2017, non-cash and non-operating expenses amounted to $44.6 million including accretion and amortization expense of $12.9 million, the write-off of DDIC of $9.7 million, make-whole applicable premium of $4.6 million, a loss from change in fair value of derivatives of $5.8 million, PIK interest expense of $1.5 million, a loss from changes in fair value of redeemable warrants of $8.2 million, depreciation and amortization expense of $1.0 million, and stock-based compensation expense of $0.7 million. For the six months ended June 30, 2017, changes in operating assets and liabilities provided $30.8 million of operating cash flows. Positive changes in operating assets and liabilities were primarily attributable to a decrease in accounts receivable of $18.4 million, an increase in the deferred insurance settlement of $16.2 million, and an increase in customer cash collections that drove an increase in deferred revenue of $5.5 million. These increases which total $40.1 million were partially offset by decreases in accounts payable and accrued liabilities of $7.0 million, and an increase in prepaid expenses and other of $2.3 million.

Cash Flows Used in Investing Activities

Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $0.5 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. From June 2016 when we entered into the Credit Facility until the termination of the Credit Facility in July 2018, we were subject to covenants in the Credit Facility that restricted our capital expenditures.

For the six months ended June 30, 2018, capital expenditures of $0.5 million included $0.2 million for new computer equipment at our U.S. facilities, and $0.3 million for computer equipment and software at foreign locations. For the six months ended June 30, 2017, capital expenditures of $0.9 million consisted of $0.3 million for new computer equipment at our U.S. facilities, leasehold improvements and equipment of $0.4 million for our larger facility in Brazil, and $0.2 million for computer equipment for our facility in India.

Cash Flows from Financing Activities

For the six months ended June 30, 2018, cash used in financing activities of $30.3 million was primarily attributable to principal payments of $25.9 million and make-whole applicable premium payments of $3.1 million under the Credit Facility, payments for deferred offering and debt financing costs of $1.7 million, and principal payments under capital lease obligations of $0.3 million. Principal payments under the Credit Facility consist of a mandatory prepayment in April 2018 of $17.9 million from collection of the Rimini I appeal award, $2.0 million of mandatory consulting fees under the Credit Facility, and scheduled principal payments of $6.0 million. Payments for deferred offering and debt financing costs of $1.7 million consist of $1.0 million related to the Private Placement that was completed on July 19, 2018, and $0.7 million related to an unsuccessful debt financing that was charged to expense for the six months ended June 30, 2018. For the six months ended June 30, 2018, the sole source of cash from financing activities consisted of proceeds from the exercise of stock options of $0.7 million.

Cash used in financing activities of $34.8 million for the six months ended June 30, 2017 was primarily attributable to principal payments of $29.8 million and make-whole applicable premium payments of $4.6 million under the Credit Facility, and principal payments under capital lease obligations of $0.4 million. For the six months ended June 30, 2017, principal payments include a mandatory prepayment in April 2017 of $14.1 million from the deferred insurance settlement, $4.0 million from the 75% of Excess Cash Flow requirement under the Credit Facility for the first quarter of 2017, $2.5 million required under the Third Amendment in May 2017, $2.0 million of mandatory consulting fees under the Credit Facility, $0.4 million from customer prepayments received, and scheduled principal payments of $6.8 million. For the six months ended June 30, 2017, the sole source of cash from financing activities consisted of proceeds from the exercise of stock options of $0.2 million.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of June 30, 2018, we had cash and cash equivalents of $6.7 million in our foreign subsidiaries.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported net revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

For the three months ended June 30, 2018, there were no material changes to the critical accounting policies as disclosed in Item 7 of our 2017 Form 10-K.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our net revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated approximately 37% and 31% of our net revenue from our international business for the three months ended June 30, 2018 and 2017, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our net revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of June 30, 2018, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

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

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in this Item 1.A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our business operations are subject to a number of risk factors that may adversely affect our business, financial condition, results of operations or cash flows. If any significant adverse developments resulting from these risk factors should occur, the trading price of our securities could decline, and moreover, investors in our securities could lose all or part of their investment in our securities.

You should refer to the explanation of the qualifications and limitations on forward-looking statements under “Cautionary Note about Forward-Looking Statements” set forth in Part I, Item 2 of this Report. All forward-looking statements made by us are qualified by the risk factors described below.

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

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al v. Rimini Street, Inc. et al (United States District Court for the District of Nevada) (“District Court”), against us and our Chief Executive Officer, Seth Ravin, alleging that certain of our processes violated Oracle’s license agreements with its customers and that we committed acts of copyright infringement and violated other federal and state laws (“Rimini I”). The litigation involved our business processes and the manner in which we provided our services to our clients. To provide software support and maintenance services, we request access to a separate environment for developing and testing the updates to the software programs. Prior to July 2014, PeopleSoft, J.D. Edwards and Siebel clients switching from Oracle to our enterprise software support systems were given a choice of two models for hosting the development and testing environment for their software: the environment could be hosted on the client’s servers or on our servers. In addition to other allegations, Oracle challenged the Rimini Street-hosted model for certain Oracle license agreements with its customers that contained use and site-based restrictions. Oracle alleged that its license agreements with these customers restrict licensees’ rights to provide third parties, such as Rimini Street, with copies of Oracle software who then use those companies to serve other customers, and restrict where a licensee physically may install the software. Oracle alleged that, in the course of providing services, we violated such license agreements and illegally downloaded software and support materials without authorization. Oracle further alleged that we impaired its computer systems in the course of downloading materials for our clients. In April 2010, Oracle filed its first amended complaint, and in June 2011 Oracle filed its second amended complaint. Specifically, Oracle’s second amended complaint asserted the following causes of action: copyright infringement; violations of the Federal Computer Fraud and Abuse Act; violations of the Computer Data Access and Fraud Act; violations of Nevada Revised Statute 205.4765; breach of contract; inducing breach of contract; intentional interference with prospective economic advantage; unfair competition; trespass to chattels; unjust enrichment/restitution; unfair practices; and a demand for an accounting. Oracle’s second amended complaint sought the entry of a preliminary and permanent injunction prohibiting us from copying, distributing, using, or creating derivative works based on Oracle Software and Support Materials except as allowed by express license from Oracle; from using any software tool to access Oracle Software and Support Materials; and from engaging in other actions alleged to infringe Oracle’s copyrights or were related to its other causes of action. The parties conducted extensive fact and expert discovery from 2010 through mid-2012.

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

On January 8, 2018, the Court of Appeals reversed certain awards made in Oracle’s favor during and after our 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the appellate court in December 2016, all awards and judgments against Mr. Ravin, and approximately $50.3 million of the judgment previously paid by Rimini Street consisting of Oracle’s legal fees of $28.5 million, an award under state computer access statutes and related taxable costs and interest totaling $21.3 million, and post-judgment interest of $0.5 million. In its opinion, the Court of Appeals, while affirming the finding of infringement against us (which the jury had found to be “innocent” infringement) for the processes that we ceased using no later than July 2014, also stated that we “provided third-party support for Oracle's enterprise software, in lawful competition with Oracle's direct maintenance services”. As mandated by the Court of Appeals, on March 30, 2018 Oracle paid the Company $21.5 million for the reversal of the award under state computer access statutes and taxable costs and interest totaling $21.3 million, and post-judgment interest of $0.2 million. Additionally, by stipulation of the parties, in May 2018 Oracle deposited $28.5 million in an interest-bearing account with the District Court pending a final decision by the Court on the refund to the Company of Oracle’s legal fees. The amount, if any, ultimately released to the Company is dependent upon the decision of the District Court. If the District Court decides to return any of the deposited funds to Oracle, the Company would have the right to appeal that decision. All amounts released to the Company from the interest-bearing account will inure to the benefit of the Company, net of contractual amounts due to the insurance company (net of costs associated with the remand and appeal) that previously provided reimbursement of a portion of such legal fees.

On January 22, 2018, we filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, we asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the trial court set the interest rate using a date that precedes the filing of the litigation, which resulted in an additional approximate amount of $20.2 million cost paid by us. Second, we asked the Court of Appeals to rehear the award of non-taxable costs, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the United States Supreme Court and resulted in us paying approximately $12.8 million that we would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, the Company filed a request for certiorari in the United States Supreme Court appealing the decision of the Court of Appeals on the non-taxable costs issue. Oracle filed its opposition to our petition on August 1, 2018, and our response is due by August 15, 2018. It is not possible at this time to predict whether the United States Supreme Court will grant certiorari and, if it does, whether the Company’s appeal would be successful.

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

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that our revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I but limited to new or existing clients for whom we provided support from the conclusion of Rimini I discovery in December 2011 until the revised support processes were fully implemented by July 2014, and (ii) new allegations that our revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, we filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code § 17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss our amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code § 17200 et seq. On February 14, 2017, we filed our answer and motion to dismiss Oracle’s third amended counterclaims. On March 7, 2017, Oracle filed a motion to strike our copyright misuse affirmative defense. By stipulation of the parties, the District Court granted our motion to file our third amended complaint to add claims arising from Oracle’s purported revocation of our access to its support websites on behalf of our clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss our third amended complaint on May 30, 2017, our opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the Court issued an order granting in part and denying in part our motion to dismiss Oracle’s third amended counterclaims. The Court granted our motion to dismiss as to count five, intentional interference with prospective economic advantage, and count eight unjust enrichment. On October 5, 2017, Oracle filed a motion for reconsideration of the Court’s September 22, 2017 Order. We filed our opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the Court issued an order granting in part and denying in part Oracle’s motion to dismiss our third amended complaint. The Court granted Oracle’s motion to dismiss as to our third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The Court denied Oracle’s motion as to our causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS § 598.0915(8) and unfair competition. On November 17, 2017, the Court denied Oracle’s motion for reconsideration of the Court’s September 22, 2017 Order. On November 22, 2017, we filed a motion for reconsideration of the Court’s November 7, 2017 Order. Oracle filed its opposition to our motion for reconsideration on December 6, 2017, to which we filed our reply on December 13, 2017. On June 5, 2018, the Court denied the Company’s motion for reconsideration of the Court’s November 7, 2017 Order.

Fact discovery with respect to the above action substantially ended in February 2018, with some depositions rescheduled to March 2018 to accommodate witness or counsel availability, and expert discovery is currently expected to end in September 2018. There is currently no trial date scheduled, and we do not expect a trial to occur in this matter earlier than 2020, but the trial could occur earlier or later than that. At this time, we do not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by us in connection with our claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter.

For counterclaims in Rimini II on which Oracle may prevail, we could be required to pay substantial damages for our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. Further, these outcomes may also trigger the mandatory redemption of all of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligations under our Promissory Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock, as provided in the Certificate of Designations for the Series A Preferred Stock and the Form of Convertible Secured Promissory Note, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 3.1 and 10.6, respectively, and as discussed more fully in Note 12 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. If we are obligated to pay substantial damages to Oracle or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay the indebtedness under the Promissory Notes. If we default in our payment obligations under the Promissory Notes and the indebtedness under the Promissory Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full and we could be forced into bankruptcy or liquidation.

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

While we plan to continue to vigorously litigate the appeal in Rimini I and the claims and counterclaims in Rimini II, we are unable to predict the timing or outcome of these lawsuits. No assurance is or can be given that we will prevail on any appeal, claim or counterclaim.

See Part II, Item 1, Legal Proceedings, and Note 7 of the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information related to this litigation.

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

We have experienced challenges growing our business as a result of our ongoing litigation with Oracle. Many of our existing and prospective clients have expressed concerns regarding our ongoing litigation and, in some cases, have been subjected to subpoenas, depositions and various negative communications by Oracle in connection with the litigation. We have experienced in the past, and may continue to experience in the future, volatility and slowness in acquiring new clients, as well as clients not renewing their agreements with us, due to these challenges relating to our ongoing litigation with Oracle. Further, certain of our prospective and existing clients may be subject to additional subpoenas, depositions and negative communications from software vendors. We have taken steps to minimize disruptions to our existing and prospective clients regarding the litigation, but we continue to face challenges growing our business while the litigation remains ongoing. In certain cases, we have agreed to reimburse our clients and our former lenders for their reasonable legal fees incurred in connection with any litigation-related subpoenas and depositions or to provide certain client indemnification or termination rights if any outcome of litigation results in our inability to continue providing any of the paid-for services. In addition, we believe the length of our sales cycle is longer than it otherwise would be due to prospective client diligence on possible effects of the Oracle litigation on our business. We cannot assure you that we will continue to overcome the challenges we face as a result of the litigation and continue to renew existing clients or secure new clients.

Additionally, the existence of this ongoing litigation, as well as the federal grand jury inquiry initiated in March 2018, could negatively impact the value of our equity securities, could negatively impact our ability to raise additional equity or debt financing by creating challenges to providing satisfactory due diligence to potential investors or lenders to enable the evaluation of risk as well as could necessitate economic terms of any equity or debt financing that are more favorable to investors or lenders than otherwise in the absence of such conditions, in connection with any financing completed by the Company, if at all.

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

We have received a federal grand jury inquiry directing delivery of certain documents relating to the Company’s operations. If such inquiry leads to legal proceedings against the Company or any of its employees or members of its board of directors, the Company would incur legal costs and may potentially suffer an adverse outcome negatively affecting our business and financial results.

On March 2, 2018, we received a subpoena directing us to produce to a federal grand jury certain communications and documents relating to the Company’s support for certain software systems and certain related operational practices. We intend to cooperate with this governmental inquiry but cannot predict its ultimate resolution. Responding to the subpoena has caused us to incur substantial legal costs to date, and we will continue to incur legal costs until our response is complete. A governmental inquiry and any legal proceedings instituted involving us, if any, from such inquiry, would require us to incur further legal costs, and if adversely determined, may ultimately result in the imposition of fines or other penalties. The mere fact of a grand jury inquiry regardless of merit or outcome could have a negative impact on our future net revenue, revenue growth, client acquisition and retention, and our prospects to obtain new or alternative financing. Any such resulting material costs and expenses or other penalties could have a material adverse effect on our financial condition and results of operations.

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

We incurred net losses of $45.3 million, $12.9 million and $53.3 million in 2015, 2016 and 2017, respectively. We incurred net losses of $21.9 million for the six months ended June 30, 2018 and we had an accumulated deficit of $326.3 million as of June 30, 2018. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operation as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our current and potential competitors may have significantly more financial, technical and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and provide more robust support offerings. In addition, certain independent enterprise software support organizations may have or may develop more cooperative relationships with enterprise software vendors, which may allow them to compete more effectively over the long term. Enterprise software vendors may also offer support services at reduced or no additional cost to their customers. In addition, enterprise software vendors may take other actions in an attempt to maintain their support service business, including changing the terms of their customer agreements, the functionality of their products or services, or their pricing terms. For example, starting in the second quarter of 2017 Oracle has prohibited us from accessing its support websites to download software updates on behalf of our clients who are authorized to do so and permitted to authorize a third party to do so on their behalf. In addition, various support policies of Oracle and SAP may include clauses that could penalize customers that choose to use independent enterprise software support vendors or that, following a departure from the software vendor’s support program, seek to return to the software vendor to purchase new licenses or services. To the extent any of our competitors have existing relationships with potential clients for enterprise software products and support services, those potential clients may be unwilling to purchase our services because of those existing relationships. If we are unable to compete with such companies, the demand for our services could be substantially impacted.

Our recent growth may not be indicative of our future growth and if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our net revenue grew from $101.1 million for the six months ended June 30, 3017 to $122.5 million for the six months ended June 30, 2018, representing a period-over-period increase of 21%. Our net revenue grew from $160.2 million for the year ended December 31, 2016 to $212.6 million for the year ended December 31, 2017, representing a period-over-period increase of 33%. The year-over-year decrease in revenue growth was due primarily to covenants from our former Credit facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017. In addition, beginning in the second quarter of 2017, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. We expect that, if our revenue increases to higher levels in the future, our revenue growth rate percentage may continue to be similar to the rate experienced in the first half of 2018 or decline as demonstrated by our relatively lower growth rate during the first six months of 2018. You should not consider our recent growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

•	price our products and services effectively so that we are able to attract and retain clients without compromising our profitability;

•	introduce our products and services to new geographic markets;

•	introduce new enterprise software products and services supporting additional enterprise software vendors, products and releases;

•	satisfactorily conclude the Oracle litigation and any other litigation that may occur; and

•	increase awareness of our company, products and services on a global basis.

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

Our former Credit Facility, which was repaid in full and terminated in July 2018, included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017. An October 2017 amendment provided some covenant relief and allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and we expect further increases throughout 2018 following the termination of the Credit Facility. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into the net revenue growth rates experienced in the first half of 2017. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain actions by our competitors. As a result, our 2017 versus 2016 quarter over quarter growth in net revenue decreased from approximately 42% for the first quarter of 2017 to 24% for the fourth quarter of 2017 to 20% for the second quarter of 2018. Due to our subscription revenue model, the impact of these matters that resulted in net revenue growth of 20% for the second quarter of 2018 versus the comparable period in 2017 is expected to result in similar or potentially relatively lower revenue growth rates at least through the first half of 2019 or longer if our investment in sales and marketing does not result in increased sales activity.

Our failure to generate significant capital or raise additional capital necessary to fund and expand our operations and invest in new services and products could reduce our ability to compete and could harm our business.

We may need to raise additional capital beyond funds raised from our recent issuance and sale of Series A Preferred Stock if we cannot fund our growth through our operating cash flows and we may not be able to obtain debt or additional equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financings, the holders of the debt securities would have priority over the holders of our common stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

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

To execute our business strategy, we must attract and retain highly qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we have experienced an extremely competitive hiring environment in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and the other countries in which we operate. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines or experiences significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required management, sales, marketing and support services personnel to profitably grow our business. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

Our quarterly results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Historically, our sales cycle has been tied to the renewal dates for our clients’ existing and prior vendor support agreements for the products that we support. Because our clients make support vendor selection decisions in conjunction with the renewal of their existing support agreements with Oracle and SAP, among other enterprise software vendors, we have experienced an increase in business activity during the periods in which those agreements are up for renewal. Because we have introduced and intend to continue to introduce products and services for additional software products that do not follow the same renewal timeline or pattern, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. Also, if we are unable to engage a potential client before its renewal date for software support services in a particular year, it will likely be at least another year before we would have the opportunity to engage that potential client again, given that such potential client likely had to renew or extend its existing support agreement for at least an additional year’s worth of service with its existing support provider. Furthermore, our existing clients generally renew their agreements with us at or near the end of each calendar year, so we have also experienced and expect to continue to experience heavier renewal rates in the fourth quarter. In addition to the other risks described herein, factors that may affect our quarterly results of operations include the following:

•	changes in spending on enterprise software products and services by our current or prospective clients;

•	pricing of our products and services so that we are able to attract and retain clients;

•	acquisition of new clients and increases of our existing clients’ use of our products and services;

•	client renewal rates and the amounts for which agreements are renewed;

•	budgeting cycles of our clients;

•	changes in the competitive dynamics of our market, including consolidation among competitors or clients;

•	the amount and timing of payment for operating expenses, particularly sales and marketing expenses and employee benefit expenses, as well as the quarterly Cash Dividends required to be made on our Series A Preferred Stock;

•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, in-kind dividends on our Series A Preferred Stock and other non-cash charges;

•	the amount and timing of costs associated with recruiting, training and integrating new employees;

•	the amount and timing of cash collections from our clients;

•	unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;

•	the amount and timing of our legal costs, particularly related to our litigation with Oracle;

•	changes in the levels of our capital expenditures;

•	foreign currency exchange rate fluctuations; and

•	general economic and political conditions in global markets.

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

Our headcount and operations have grown substantially in recent years. We increased the number of full-time employees from 842 as of December 31, 2016 to 928 as of December 31, 2017 to 1,075 as of June 30, 2018. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international net revenue grew from $32.8 million for the six months ended June 30, 2017 to $43.4 million for the six months ended June 30, 2018, an increase of $10.6 million or 33%. We currently have subsidiaries and operations outside of North America in Australia, Brazil, China, France, Germany, India, Israel, Japan, Korea, New Zealand, Singapore, Sweden and the United Kingdom, which focus primarily on selling our services in those regions.

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

Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our customers. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information. If our security measures are compromised as a result of third party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our customers may be harmed, and we could incur significant liabilities. In particular, cyberattacks, such as phishing, continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. In addition, if the security measures of our customers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our customers’ systems that we support, and we may not be able to make such repairs in a timely manner or at all. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ proprietary and protected data.

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

As a global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding the accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation, and may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation (GDPR), which came into application in the European Union (EU) on May 25, 2018,creates a broad range of new compliance requirements, and imposes substantial penalties for non-compliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements), and new laws, such as the New California Consumer Privacy Act slated to become effective in 2020, are expected to apply to the Company’s activities. We generally comply with industry standards and strive to comply with all applicable laws and other legal obligations relating to privacy and data protection, but it is possible that these laws and legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices. Compliance with such laws and other legal obligations may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, potential fines and other expenses related to such governmental actions, result in an order requiring that we change our data practices or business practices, and could cause our customers to lose trust in us, any of which could have an adverse effect on our business.

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

If we are not able to maintain an effective system of internal control over financial reporting, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price. For the years ended December 31, 2015 and 2016, material weaknesses in our internal control over financial reporting were identified. While we remediated these material weaknesses during the years ended December 31, 2017 and 2016, we cannot provide assurance that material weaknesses will not occur in the future.

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

In connection with the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015, management determined that we had several material weaknesses in our internal control over financial reporting. The material weaknesses related to the following:

•	inadequate controls in relation to recognition of liabilities for embedded derivatives in connection with our former Credit Facility (2016);

•	inadequate controls in relation to revenue recognition from support service sales contracts whereby RSI incorrectly accounted for multi-year, non-cancelable support service sales contracts as a single delivery arrangement and incorrectly accounting for revenue for certain non-standard contract provisions (2015 and 2016);

•	various sales tax control matters related to manual processes and determination of tax liabilities in certain states (2015); and

•	inadequate controls for accrual of loss contingencies related to RSI’s litigation with Oracle (2015).

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, recent events, including the United Kingdom’s 2016 vote in favor of exiting the European Union (“Brexit”), change in U.S. trade policies and responsive changes in policy by foreign jurisdictions, and similar geopolitical developments and uncertainty in the European Union and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary intellectual property. Further, these agreements may not prevent our competitors from independently developing products and services that are substantially equivalent or superior to our products and services.

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

Our business is subject to regulation by various global governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, securities laws and tax laws and regulations. For example, transfer of certain software outside of the United States or to certain persons is regulated by export controls.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. As discussed in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, the FASB has issued a new revenue recognition accounting standard. Accounting for revenue from sales of subscriptions to software products and services is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve when the new standard on revenue recognition is implemented. The new revenue recognition standard is currently expected to take effect for us beginning in the first quarter of 2019. Management has not completed its evaluation to determine the impact and method that adoption of this standard will have on our consolidated financial statements.

In addition, in February 2016 the FASB issued ASU No. 2016-02, Leases, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. Under the new guidance, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by the management, will also be required. The new lease guidance is expected to take effect for us beginning in the first quarter of 2020. Early adoption is permitted and the new guidance was required to be adopted retrospectively to each prior reporting period presented upon initial adoption. However, in July 2018 the FASB issued ASU No. 2018-11, Targeted Improvements, which provides us with the option to apply the new leasing standard to all open leases as of the adoption date. We are still evaluating which transition approach will be implemented upon adoption of ASU No. 2016-02. We have not completed our evaluation to determine the impact that adoption of this standard will have on our consolidated financial statements.

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

Our Series A Preferred Stock and Promissory Notes restrict our ability to incur certain indebtedness, and the Promissory Notes contain additional restrictions and obligations that are currently effective or become effective upon certain events, which limit our flexibility in operating our business.

While a specified minimum amount of shares of Series A Preferred Stock or principal amount of Promissory Notes remain outstanding, holders owning a majority of the then outstanding shares of Series A Preferred Stock or principal outstanding under the Promissory Notes must consent to the issuance of debt other than “permitted indebtedness” which means (i) unsecured indebtedness, (ii) indebtedness classified and accounted for as capital leases in an aggregate amount not to exceed $3.5 million at any time outstanding, (iii) indebtedness with respect to credit cards and similar services or in respect of guarantees to customers or suppliers in the ordinary course of business, (iv) secured indebtedness assumed when a person becomes a subsidiary of the Company, provided that such secured indebtedness was not incurred in contemplation of such acquisition, merger or consolidation, such liens do not attach to assets of the Company other than the assets subject to such lien at the time of the transaction, and in any event does not exceed $3.0 million at any time outstanding, and (v) indebtedness secured by a lien not to exceed $1.0 million at any time outstanding, which (i) through (v) in the aggregate may not exceed the greater of (x) $20.0 million or (y) 5% of GAAP revenue (calculated on a quarterly basis as set forth in the Company’s annual report on Form 10-K or the Company’s quarterly reports on Form 10-Q, as applicable), for the 12 month period ending at the quarter-end immediately prior to the incurrence of such indebtedness.

The Promissory Notes also contain customary covenants, including among others, a prohibition on the disposal (by merger, consolidation, liquidation or otherwise) of all or any part of the Company’s business, assets or property, subject to certain exceptions (i.e., sales of inventory in the ordinary course of business, non-exclusive licenses, etc.), and from the date upon which there is a redemption event causing redemption obligations to become principal under the Promissory Notes, restrictions on the Company’s ability to make certain payments with respect to its capital stock, subordinated and unsecured indebtedness and, at the option of a holder of a Promissory Note, requirements to deliver certain financial information to the holders at specified intervals, among others.

Upon the occurrence of an event of default under the Promissory Notes, the Noteholders would have the right to accelerate all obligations of the Company under the Promissory Notes, which obligations will immediately become due and payable. If such acceleration occurs prior to the three-year anniversary of the issuance of the Series A Preferred Stock, the Purchasers will also be entitled to a make-whole premium that provides the Purchasers with full yield maintenance as if the Promissory Notes were held until such three-year anniversary.

Risks Related to our Capital Structure and Corporate Governance

Risks Related to our Preferred Stock and Common Stock, Warrants and Units and Corporate Governance

The price of our common stock, warrants and units may be volatile.

The price of our common stock, warrants and units may fluctuate due to a variety of factors, including:

•	developments in our continuing litigation with Oracle;

•	actions that may be taken by our holders of Series A Preferred Stock and the Promissory Notes;

•	any future equity or debt financing by us;

•	our ability to effectively service any outstanding debt obligations;

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights;

•	changes in legal, regulatory and enforcement frameworks impacting our products;

•	developments in the governmental inquiry instituted in March 2018 and any legal proceedings instituted involving us, if any, from such inquiry;

•	variations in our and our competitors’ results of operations;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances;

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	the level and changes in our year-over-year revenue growth rate;

•	the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;

•	any delisting of our common stock from Nasdaq due to any failure to meet listing requirements;

•	our warrants and units are quoted on OTC Pink which is a significantly more limited market than Nasdaq; and

•	the general state of the securities market.

These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Our preferred stockholders and certain of our common stockholders can exercise significant control, which could limit your ability to influence the outcome of key transactions, including a change of control.

After giving effect for the issuance of 2.9 million shares of common stock and 140,000 shares of Series A Preferred Stock on July 19, 2018, five of our stockholders will have aggregate voting power of 73% of our outstanding capital stock. As of July 31, 2018, on an as-converted basis, (i) approximately 33% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 17% of our outstanding voting capital stock is beneficially owned by Seth Ravin, our Chief Executive Officer, through ownership by The SAR Trust U/A/D August 30, 2005, (iii) approximately 10% of our outstanding voting capital stock is owned by GPIC, (iv) approximately 6% of our outstanding voting capital stock is owned by Thomas Shay and (v) one other holder of our Series A Preferred Stock has voting power representing approximately 6% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on all matters submitted to a vote of stockholders on an as-converted basis and to convert their shares into common stock at any time, which amounts will increase as in-kind dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the common stock, such as dividends or distributions on our common stock, purchase or redemption of our common stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 68% as of July 31, 2018.

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

Future resales of our common stock held by our significant stockholders or of the shares of common stock issuable upon conversation of the Series A Preferred Stock may cause the market price of our common stock to drop significantly.

Three of our stockholders, Seth Ravin (through the SAR Trust U/A/D August 30, 2005), Thomas Shay and ASP (collectively, the “RSI Lock-up Stockholders”) are subject to lock-up arrangements that expire on October 10, 2018 and have agreed not to transfer or otherwise dispose of an aggregate of 40.9 million shares of our common stock that they received upon consummation of the business combination through October 10, 2018, subject to certain exceptions (including an exception related to when, following the six month anniversary of the consummation of the business combination with GPIA, the 20 trading day volume weighted average price of our common stock exceeds a specified price per share). In order to secure the indemnification, reimbursement and other rights of GPIA’s former shareholders under the Merger Agreement, the RSI Lock-up Stockholders have also agreed to place an aggregate of 5.5 million shares of common stock in escrow through October 10, 2018. These 5.5 million of escrowed shares are also subject to the lock-up restrictions discussed above and are entitled to exercise all voting rights during such escrow period.

In addition, GPIC and its affiliates have agreed to lock-up restrictions that are similar to the restrictions on the RSI Lock-up Stockholders with respect to 4.3 million GPIA shares that converted to shares of our common stock upon consummation of the business combination. Accordingly, an aggregate of 45.2 million shares, or approximately 75% of our outstanding common stock as of June 30, 2018, is subject to lock-up and/or escrow arrangements through October 10, 2018, after which date GPIC and the RSI Lock-up Stockholders may sell their shares without contractual restriction.

We are obligated to register the resale of the common stock issuable upon conversion of, or issued as dividends upon, the Series A Preferred Stock or Promissory Notes, and take certain actions to facilitate the transfer and sale of such shares. Upon such registration, shares of common stock into which the Series A Preferred Stock or Promissory Notes are converted would be freely salable. The common stock issuable upon conversion may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens, the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market, or the perception that such sales might occur, will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the holders of the Series A Preferred Stock, then the value of our common stock will likely decrease.

Any sale of large amounts of our common stock on the open market or in privately negotiated transactions could have the effect of increasing the volatility in the price of our common stock or putting significant downward pressure on the price of our common stock.

Any issuance of common stock upon conversion of the Series A Preferred Stock will cause dilution to existing stockholders and may depress the market price of our common stock.

Each outstanding share of our 140,000 shares of Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our common stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 14.0 million shares of common stock on the issuance date of the Series A Preferred Stock and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. We also have the right to convert outstanding Series A Preferred Stock into common stock after the three-year anniversary of the issuance of the Series A Preferred Stock if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of common stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of common stock that have been issued pursuant to any such conversion during such 60-day period).

The issuance of common stock upon conversion of the Series A Preferred Stock may result in immediate and substantial dilution to the interests of our common stockholders since the holders of the Series A Preferred Stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series A Preferred Stock.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment in our common stock will depend on appreciation in the price of our common stock.

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends on our common stock will be dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our board of directors and, in certain circumstances, would require us to obtain the consent of and to pay a corresponding dividend to holders of our shares of Series A Preferred Stock. It is presently expected that except for the cash dividends we are obligated to pay to the holders of our Series A Preferred Stock, we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends on our common stock in the foreseeable future. Our ability to declare dividends on our common stock may also be limited by the terms of financing and other agreements entered into by us or our subsidiaries from time to time. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Delaware law and our certificate of incorporation and bylaws and certificate of designations of our Series A Preferred Stock contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	The ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer, pursuant to which the Company has issued Series A Preferred Stock entitled to receive a liquidation preference and certain amounts in connection with a change of control of the company and other similar extraordinary transactions;

•	the limitation of the liability of, and the indemnification of our directors and officers;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the requirement that directors may only be removed from our board of directors for cause;

•	a prohibition on common stockholder action by written consent, which forces common stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

•	The requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

•	the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or our bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•	the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

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

Our bylaws designate a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents

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

Other Risks Related to our Series A Preferred Stock and Promissory Notes

Our Series A Preferred Stock and related Promissory Notes have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Preferred Stock and Promissory Notes differing from those of our common stockholders.

In the event of our liquidation, dissolution or the winding up of our affairs, the holders of our Series A Preferred Stock have the right to receive a liquidation preference (the “Liquidation Preference”) entitling them to be paid out of our assets generally available for distribution to our equity holders, before any payment may be made to holders of any other class or series of capital stock, in an amount equal to the greater of (i) $1,000 plus accrued but unpaid dividends and (ii) the per share amount of all cash, securities and other property to be distributed in respect of the common stock such holder would have been entitled to receive for its Series A Preferred Stock on an as-converted basis. In the event of a liquidation, dissolution or winding up of our affairs prior to the three-year anniversary of the July 19, 2018 issuance of the Series A Preferred Stock, the holders of Series A Preferred Stock are entitled to a make-whole premium that provides them with full yield maintenance as if the shares of Series A Preferred Stock were held until the three-year anniversary of the Closing. To the extent principal amounts become outstanding under our Promissory Notes, such notes are entitled to similar preferential amounts upon such events.

In addition, the holders of our Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the issuance of the Series A Preferred Stock and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. To the extent principal amounts become outstanding under our Promissory Notes, such Promissory Notes are entitled to substantially the same payments in the form of interest (in lieu of dividends) payments.

Further, the holders of our Series A Preferred Stock also have redemption rights upon the occurrence of certain events any may trigger redemption obligations that become principal amounts under the Promissory Notes. Specifically, the Series A Preferred Stock is mandatorily redeemable, upon the election by the holders of a majority of the then-outstanding shares of Series A Preferred Stock, on or after the five-year anniversary of the issuance of the Series A Preferred Stock at a redemption price per share equal to the sum of (i) the Liquidation Preference per share plus (ii) an amount per share equal to accrued but unpaid dividends not previously added to the Liquidation Preference on such share of Series A Preferred Stock (the “Redemption Amount”). Any and all then-outstanding liquidation value of the Series A Preferred Stock plus any capitalized or unpaid accrued Dividends not previously included in the Liquidation Preference (the “Redemption Amount”) will be repaid in full in cash on such redemption date or satisfied in the form of obligations under the Promissory Notes issued concurrently with the issuance of the Series A Preferred Stock to collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the shares of Series A Preferred Stock. The Series A Preferred Stock will also become mandatorily redeemable by the holders at any time upon the reasonable determination of the holders of a majority of the Series A Preferred Stock then outstanding of the occurrence of a Material Adverse Effect or upon a Material Litigation Effect (as such terms are defined in the Certificate of Designations for the Series A Preferred Stock), with the Redemption Amounts automatically becoming payment obligations pursuant to the Promissory Notes with a concurrent cancellation of the shares of the Series A Preferred Stock.

Finally, prior to the three-year anniversary of the issuance of the Series A Preferred Stock, we will have the right to redeem up to $80.0 million of shares of the Series A Preferred Stock for cash amounts equal to the Redemption Amount which would include a make-whole premium that provides the holders thereof with full yield maintenance as if the Series A Preferred Stock was held until the three-year anniversary of its issuance, subject to certain conditions and limitations. After such anniversary, we will have the right to redeem shares of Series A Preferred Stock for a cash per share amount equal to the Redemption Amount subject to certain conditions.

These Dividend and Redemption Amount payment obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights described above could also result in divergent interests between the holders of shares of Series A Preferred Stock or Promissory Notes and the holders of our common stock.

Our ability to pay Dividends on the Series A Preferred Stock may be limited under Delaware law or we may not have sufficient cash to pay Dividends to the holders of our Series A Preferred Stock or pay our redemption obligations (and potential Promissory Note payments) due upon the occurrence of a redemption event.

Under Delaware law, our Board of Directors may only declare and pay dividends on shares of our capital stock out of our statutory “surplus” (which is the amount equal to total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year. However, even if we are permitted under Delaware law to declare and pay Cash Dividends on the Series A Preferred Stock, we may not have sufficient cash to declare and pay dividends in cash on the shares of Series A Preferred Stock or pay the Redemption Amounts due upon the occurrence of certain redemption events, causing there to be outstanding obligations under the Promissory Notes. The Promissory Notes contain customary restrictions on our ability to, among other things, make certain restricted payments with respect to our capital stock, subordinated indebtedness and unsecured indebtedness, consummate certain mergers, consolidations or dissolutions and make certain dispositions, subject to specific exclusions. The Promissory Notes also include customary obligations in respect of inspection, reporting, preservation of the security interest and indemnification.

Upon the occurrence of an Event of Default (as defined in the Promissory Notes), the holders of such Promissory Notes will have the right to accelerate all of our obligations thereunder, and such obligations will become immediately due and payable. In addition, if such acceleration occurs prior to the three-year anniversary of the issuance of the Series A Preferred Stock, the holders will also have the right to receive a make-whole premium thereunder.

If the indebtedness under the Promissory Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full and we could be forced into bankruptcy or liquidation.

There is no market for the Series A Preferred Stock or Promissory Notes and their value will be directly affected by the market price of our common stock, which may be volatile.

The Series A Preferred Stock has no established trading market and is not listed on any securities exchange, and we have no intention to list the Series A Preferred Stock on any securities exchange. Additionally, the Promissory Notes issued in respect of the redemption obligations for the Series A Preferred Stock are only transferable with the related shares of Series A Preferred Stock until certain events occur. To the extent that a secondary market for the Series A Preferred Stock develops, we believe that the market price of the Series A Preferred Stock will be significantly affected by the market price of our Common Stock. We cannot predict how shares of our Common Stock will trade in the future. The trading price of our common stock has been and is likely to continue to be volatile. The risk factors described elsewhere or incorporated by reference herein may cause the price of our common stock to fluctuate. In addition, the stock market has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of affected companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. These broad market fluctuations may adversely affect the market prices of our common stock, and, in turn, the value of the Series A Preferred Stock and Promissory Notes.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

			Incorporated by Reference
Exhibit Number	Description	Form	Form	File No.	Exhibit	Filing Date
3.1*	Certificate of Designations of 13.00% Series A Redeemable Convertible Preferred Stock	8-K	8-K	001-37397	3.1	July 19, 2018
10.1*	Rimini Street, Inc. 2018 Employee Stock Purchase Plan	8-K	8-K	001-37397	10.1	June 8, 2018
10.2*	Securities Purchase Agreement, dated June 18, 2018, by and among the Company and the Purchasers	8-K	8-K	001-37397	10.1	June 18, 2018
10.3*	Loan Agreement, dated October 6, 2017, by and among the Company and GPIC, Ltd.	8-K	8-K	001-37397	10.2	June 18, 2018
10.4*	Amendment to Loan Agreement, dated June 18, 2018, by and among the Company and GPIC, Ltd.	8-K	8-K	001-37397	10.3	June 18, 2018
10.5*	Registration Rights Agreement, dated July 19, 2018	8-K	8-K	001-37397	10.1	July 19, 2018
10.6*	Form of Convertible Secured Promissory Note	8-K	8-K	001-37397	10.2	July 19, 2018
10.7*	Security Agreement, dated July 19, 2018	8-K	8-K	001-37397	10.3	July 19, 2018
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2†	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1†	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2†	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

____________________

* Previously filed and incorporated herein by reference.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: August 9, 2018	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Thomas B. Sabol
Name: Thomas B. Sabol
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

