Form 10-Q
period 2018-09-30
Rimini Street, Inc.
filed 2018-11-08
CIK 1635282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 63,580,470 shares of its $0.0001 par value Common Stock outstanding as of November 1, 2018.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(In thousands, except per share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$23,488	$21,950
Restricted cash	434	18,077
Accounts receivable, net of allowance of $260 and $51, respectively	42,546	63,525
Prepaid expenses and other	9,124	8,560

Total current assets	75,592	112,112

Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $8,173 and $6,947, respectively	3,632	4,255
Deferred debt issuance costs, net	-	3,520
Deferred offering costs	-	500
Deposits and other	1,338	1,065
Deferred income taxes, net	921	719

Total assets	$81,483	$122,171

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$2,735	$15,500
Accounts payable	9,574	10,137
Accrued compensation, benefits and commissions	20,483	18,154
Other accrued liabilities	23,434	32,553
Deferred revenue	143,578	152,390

Total current liabilities	199,804	228,734

Long-term liabilities:
Long-term debt, net of current maturities	-	66,613
Deferred revenue	31,018	29,182
Accrued PIK dividends payable	846	-
Other long-term liabilities	1,979	7,943

Total liabilities	233,647	332,472

Commitments and contingencies (Note 7)

Redeemable Series A Preferred Stock. Authorized 180 shares, issued and outstanding 140 shares in 2018 Liquidation preference of $140,000, net of discount of $26,755 in 2018	113,245	-

Stockholders’ deficit:
Preferred Stock, $0.0001 par value per share. Authorized 99,820 shares (exclusive of 180 shares of Series A Preferred Stock); no other series has been designated	-	-
Common Stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 63,514 and 59,314 shares as of September 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	110,895	94,967
Accumulated other comprehensive loss	(1,596)	(867)
Accumulated deficit	(374,714)	(304,407)

Total stockholders' deficit	(265,409)	(210,301)

Total liabilities, redeemable preferred stock and stockholders' deficit	$81,483	$122,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2018	2017	2018	2017

Revenue	$62,629	$53,611	$185,083	$154,729
Cost of revenue	22,220	20,109	71,845	58,002

Gross profit	40,409	33,502	113,238	96,727

Operating expenses:
Sales and marketing	22,312	17,188	65,616	47,685
General and administrative	8,585	8,580	29,714	26,784
Litigation costs and related recoveries:
Professional fees and other defense costs of litigation	6,990	3,327	25,002	11,724
Litigation appeal refund	-	-	(21,285)	-
Insurance recoveries, net	-	(2,962)	(7,583)	(7,113)

Total operating expenses	37,887	26,133	91,464	79,080

Operating income	2,522	7,369	21,774	17,647

Non-operating expenses:
Interest expense	(9,499)	(9,152)	(32,231)	(33,629)
Other debt financing expenses	(48,375)	(2,563)	(58,331)	(14,704)
Loss from change in fair value of redeemable warrants	-	(5,817)	-	(14,067)
Gain (loss) from change in fair value of embedded derivatives	7,800	1,400	1,600	(4,400)
Other income (expense), net	(306)	108	(1,546)	422

Loss before income taxes	(47,858)	(8,655)	(68,734)	(48,731)
Income tax expense	(510)	(385)	(1,573)	(643)

Net loss	(48,368)	(9,040)	(70,307)	(49,374)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(377)	(17)	(729)	160

Comprehensive loss	$(48,745)	$(9,057)	$(71,036)	$(49,214)

Loss applicable to common stockholders (Note 9)	$(53,070)	$(9,040)	$(75,009)	$(49,374)

Net loss per share of Common Stock (basic and diluted): (1)	$(0.85)	$(0.37)	$(1.24)	$(2.02)

Weighted average number of shares of Common Stock outstanding (basic and diluted): (1)	62,590	24,727	60,565	24,457

(1)	See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2018

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balances, December 31, 2017	59,314	$6	$94,967	$(867)	$(304,407)	$(210,301)
Stock-based compensation expense	-	-	3,143	-	-	3,143
Exercise of stock options for cash	1,303	-	1,349	-	-	1,349
Issuance of Common Stock in Private Placement, net	2,897	-	16,138	-	-	16,138
Accretion of discount on Series A Preferred Stock	-	-	(1,011)	-	-	(1,011)
Accrued dividends on Series A Preferred Stock:
Payable in cash	-	-	(2,845)	-	-	(2,845)
Payable in kind	-	-	(846)	-	-	(846)
Foreign currency translation loss	-	-	-	(729)	-	(729)
Net loss	-	-	-	-	(70,307)	(70,307)

Balances, September 30, 2018	63,514	$6	$110,895	$(1,596)	$(374,714)	$(265,409)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(In thousands)

		2017
	2018	(Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,307)	$(49,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of debt discount and issuance costs	54,536	9,861
Accretion and amortization of debt discount and issuance costs	13,102	19,403
Make-whole applicable premium included in interest expense	10,410	4,607
Stock-based compensation expense	3,143	1,916
Paid-in-kind interest expense	1,886	2,038
Depreciation and amortization	1,399	1,477
Write-off of deferred debt financing costs	704	-
Loss (gain) from change in fair value of embedded derivatives	(1,600)	4,400
Deferred income taxes	(255)	(32)
Loss from change in fair value of redeemable warrants	-	14,067
Other	-	364
Changes in operating assets and liabilities:
Accounts receivable	20,206	21,745
Prepaid expenses, deposits and other	(1,148)	(1,756)
Accounts payable	(759)	291
Accrued compensation, benefits, commissions and other liabilities	67	547
Deferred insurance settlement	(8,033)	13,230
Deferred revenue	(5,800)	(12,021)

Net cash provided by operating activities	17,551	30,763

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(890)	(1,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series A Preferred Stock and Common Stock in Private Placement	133,000	-
Payments for principal and other contractual obligations	(145,382)	(36,993)
Make-whole applicable premium related to prepayment of borrowings	(10,410)	(4,607)
Payments for DDIC and other financing costs	(5,704)	-
Payments for deferred offering costs	(3,937)	(1,036)
Principal payments on capital leases	(502)	(648)
Proceeds from exercise of employee stock options	1,349	397

Net cash used in financing activities	(31,586)	(42,887)

Effect of foreign currency translation changes	(1,180)	550

Net decrease in cash, cash equivalents and restricted cash	(16,105)	(12,648)
Cash, cash equivalents and restricted cash at beginning of period	40,027	28,237

Cash, cash equivalents and restricted cash at end of period	$23,922	$15,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2018 and 2017

(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,294	$13,377
Cash paid for income taxes	1,372	1,414

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares issued in Private Placement:
Fair value of 2,897 shares of Common Stock issued for no consideration	$20,131	$-
Original issuance discount	7,000	-

Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	2,845	-
Accrued PIK dividends	846	-
Accretion of original issue discount and transaction costs	1,011	-

Adjustment for updated calculation of mandatory trigger event exit fees under Credit Facility	3,952	5,775

Purchase of equipment under capital lease obligations	126	-

Increase in payables for:
Deferred offering costs	350	3,253
Capital expenditures	44	85
Debt issuance costs	-	1,250

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

As the surviving legal entity, the legal capital structure of GPIA is maintained post-merger, while the amounts associated with the historical capital activities and retained earnings of GPIA were eliminated since the amounts associated with the historical capital activities and operations are deemed to be those of RSI, the operating company and predecessor for accounting purposes. Prior to the consummation of the Mergers, GPIA domesticated as a Delaware corporation (the “Delaware Domestication”) and is authorized to issue up to one billion shares of $0.0001 par value common stock (referred to herein as “RMNI Common Stock” or “Common Stock”), and up to 100 million shares of $0.0001 par value preferred stock that may be issued in one or more series as determined by the Board of Directors. As such, the financial results of the Company for the three and nine months ended September 30, 2017 reflect the operating results of RSI and its consolidated subsidiaries.

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

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s 2017 Annual Report on Form 10-K as filed with the SEC on March 15, 2018 (the “2017 Form 10-K”).

The accompanying condensed balance sheet and related disclosures as of December 31, 2017 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2018, and operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2018.

Reclassifications

In addition to the accounting for the reverse recapitalization discussed above, certain amounts in the balance sheet as of December 31, 2017 and the unaudited condensed consolidated financial statements of RSI issued for the three and nine months ended September 30, 2017, have been reclassified to conform to the Company’s presentation for the current period. These reclassifications had no effect on the previously reported net loss, stockholders’ deficit and cash flows.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of September 30, 2018, the Company’s current liabilities exceeded its current assets by $124.2 million, and the Company incurred a net loss of $70.3 million for the nine months ended September 30, 2018. As of September 30, 2018, the Company had available cash, cash equivalents and restricted cash of $23.9 million. As of September 30, 2018, the Company’s current liabilities included $143.6 million of deferred revenue whereby the historical costs of fulfilling the Company’s commitments to provide services to its customers was approximately 35% of the related deferred revenue for the three months ended September 30, 2018.

As discussed in Note 11, the Company refinanced and repaid its Credit Facility on July 19, 2018 through aggregate cash payments of $132.8 million that resulted in the termination of the Credit Facility. These payments were funded from the Private Placement discussed in Note 11 that resulted in cash proceeds of $133.0 million from the sale of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock. In addition, the Company used approximately $2.7 million of its cash, primarily for interest and fees under the Credit Facility and transaction costs that were due at the Closing. This refinancing is expected to improve the Company’s liquidity and capital resources whereby cash dividends are payable at 10.0% per annum that will result in quarterly cash dividends ranging from $3.5 million to $4.0 million over the initial 5-year period beginning on the issuance date assuming all shares of Series A Preferred Stock remain outstanding, and thereafter, if not previously redeemed or converted, cash dividends will be payable at 13.0% per annum. Additionally, as discussed in Note 4 the Company is obligated to repay the $3.0 million face amount of the note payable to GP Sponsor in January 2019, and to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $5.6 million. The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, accounts receivable, valuation assumptions for stock options, embedded derivatives, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation may be affected.

Accounting for Series A Preferred Stock

Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet since the holders have redemption rights beginning in July 2023 (and earlier under certain circumstances). Discounts and incremental and direct costs incurred to consummate the Private Placement were allocated pro rata between the Series A Preferred Stock and the common stock issued based on the relative fair value on the Closing Date. The discount related to Series A Preferred Stock is being accreted using the effective interest method. Accordingly, the carrying value of the Series A Preferred Stock is being increased with a corresponding reduction in additional paid-in capital from the issuance date of July 19, 2018 until the first redemption date of July 19, 2023, when the carrying value will be equal to the aggregate liquidation preference. The Company records a liability for dividends in the period incurred. Accretion and accrued dividends are treated as deductions in the calculation of earnings applicable to common stockholders.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standard was adopted during the fourth quarter of fiscal year 2017:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The new standard is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statements of cash flows and must be adopted retrospectively for each prior reporting period presented upon initial adoption. The new standard is effective for the Company beginning in the first quarter of 2019 with early adoption permitted. The Company elected to adopt this standard during the fourth quarter of 2017, and there were no transactions that required retrospective adjustments in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015. For the nine months ended September 30, 2017, the Company was required to pay $4.6 million for a make-whole applicable premium associated with a mandatory principal prepayment in April 2017. This new standard required that this payment be classified as a financing cash flow in the Company’s consolidated statement of cash flows for the year ended December 31, 2017.

For the nine months ended September 30, 2017, retrospective effect must be given since the $4.6 million make-whole applicable premium payment was reflected as an operating cash flow when those financial statements were originally issued. Presented below is the retrospective effect of adoption of ASU No. 2016-15 on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2017 (in thousands):

	Originally	Impact of	As
	Stated	Adoption	Restated

Net cash provided by (used in):
Operating activities	$26,156	$4,607	$30,763
Investing activities	(1,074)	-	(1,074)
Financing activities	(38,280)	(4,607)	(42,887)

The following accounting standards are not yet effective; Management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company beginning in the first quarter of fiscal 2019. The new standard allows for two transition methods: (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption date. The Company will adopt this standard using the full retrospective method. The Company has assigned internal resources, engaged a third-party service provider, and is continuing the evaluation of the quantitative impact to our financial statements as well its accounting policies, processes and systems.  While the Company is continuing to assess all potential impacts of adoption, management currently believes that the primary impact will be the timing of revenue recognition for certain contracts due to the removal of the current limitation on contingent revenue. The Company also expects potential impact to the accounting for costs to obtain contracts, which is primarily comprised of sales commissions.  Such costs, which are expensed as incurred under the current standard, will be capitalized and amortized over their estimated useful lives under the new standard.  The Company is currently evaluating the useful life over which such costs will be amortized.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires organizations that lease assets (“lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Under the new standard, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by management, will also be required. The standard will be effective for the Company beginning in the first quarter of fiscal 2020, assuming the Company still qualifies as an emerging growth company. Early adoption is permitted, and the new standard was required to be adopted retrospectively to each prior reporting period presented upon initial adoption. However, in July 2018 the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company is still evaluating which transition approach will be implemented upon adoption of ASU No. 2016-02.

In August 2018, the SEC adopted a final rule that extends the current annual requirement to disclose changes in stockholders’ equity to interim periods and will also require interim disclosure of dividends per share for each class of shares (including the Company’s Series A Preferred Stock). These disclosure provisions become effective beginning in the first quarter of 2019, whereby the Company will be required to disclose changes in stockholders’ deficit for the current and comparative fiscal quarters as well as the current and comparative year-to-date periods presented in future interim condensed consolidated financial statements. The Company intends to provide the expanded disclosures with respect to changes in stockholders’ deficit beginning in the first quarter of 2019.

NOTE 3 — OTHER FINANCIAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2018 and December 31, 2017, cash, cash equivalents and restricted cash are as follows (in thousands):

	2018	2017

Cash and cash equivalents	$23,488	$21,950
Restricted cash:
Control accounts under Credit Facility (Note 4)	-	17,644
Corporate credit card debts and other	434	433

Total restricted cash	434	18,077

Total cash, cash equivalents and restricted cash	$23,922	$40,027

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon termination of the Credit Facility as discussed in Note 4, the restrictions related to the control accounts were eliminated and the related funds have been classified as cash and cash equivalents as of September 30, 2018.

Other Accrued Liabilities

As of September 30, 2018 and December 31, 2017, other accrued liabilities consist of the following (in thousands):

	2018	2017

Accrued sales and other taxes	$8,663	$11,266
Accrued professional fees	8,329	8,407
Accrued dividends on Redeemable Series A Preferred Stock	2,845	-
Current maturities of capital lease obligations	371	533
Income taxes payable	597	485
Appeal proceeds payable to insurance company	449	-
Deferred insurance settlement	-	8,033
Liability for embedded derivatives	-	1,600
Other accrued expenses	2,180	2,229

Total other accrued liabilities	$23,434	$32,553

As of September 30, 2018 and December 31, 2017, accrued professional fees included a 15% holdback, or approximately $2.7 million, for amounts due to one of the Company’s attorneys for defense costs in connection with the Oracle litigation described in Note 7. The holdback amount is currently expected to be paid in fiscal 2019.

NOTE 4 — DEBT

Debt is presented net of debt discounts and issuance costs (“DDIC”) in the Company’s balance sheets. As of September 30, 2018 and December 31, 2017, the net carrying value and balance sheet classification of debt is summarized as follows (in thousands):

	2018	2017

Credit Facility, net of DDIC	$-	$80,054
Note payable to GP Sponsor, net of DDIC	2,735	2,059

Total	2,735	82,113
Less current maturities	(2,735)	(15,500)

Long-term debt, net of current maturities	$-	$66,613

For purposes of classifying current maturities of long-term debt in the Company’s balance sheets, none of the discount is attributed to the current portion until the maturity date is less than one year from the balance sheet date. Accordingly, the $2.7 million net carrying amount of the related party note payable to GP Sponsor is classified as a current liability due to the amended maturity date of January 4, 2019. As discussed below, the Company repaid in full and terminated the Credit Facility on July 19, 2018.

Credit Facility

Overview. In June 2016, the Company entered into a multi-draw term loan Financing Agreement (the “Credit Facility”) with a syndicate of lenders (the “Lenders”). The Credit Facility would have matured in June 2020 but was repaid and terminated in July 2018 as discussed below. The Credit Facility provided for an aggregate commitment of up to $125.0 million. An origination fee equal to 5.0% of the $125.0 million commitment was paid in cash to the Lenders from the proceeds of the initial term loan. The Credit Facility provided for an Original Issue Discount (“OID”) of 2.0% of the initial face amount of borrowings. Origination fees and OID were accounted for as DDIC.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Facility were collateralized by substantially all assets of the Company, including certain cash depository accounts that were subject to control agreements with the Lenders as discussed in Note 3. Upon termination of the Credit Facility as discussed below, the restrictions related to the cash control account were eliminated and the related funds held in the control accounts are classified as cash and cash equivalents as of September 30, 2018. The Company was previously required to comply with various financial and operational covenants on a monthly or quarterly basis, including a leverage ratio, minimum liquidity, churn rate, asset coverage ratio, minimum gross margin, and certain budget compliance restrictions under the Credit Facility. Additionally, the covenants in the Credit Facility prohibited or limited the Company’s ability to incur additional debt, pay cash dividends, sell assets, merge or consolidate with another company, and other customary restrictions associated with debt arrangements.

Interest and Fees. The outstanding principal balance under the Credit Facility provided for monthly interest payments at 15.0% per annum, consisting of 12.0% per annum that was payable in cash and 3.0% per annum that was payable through the issuance of additional borrowings beginning on the interest payment due date (referred to as paid-in-kind, or “PIK” interest). In addition, a make-whole applicable premium payment of approximately 15.0% per annum through June 2019 was required for certain principal prepayments as defined in the Credit Facility. The Credit Facility provided for collateral monitoring fees at the rate of 2.5% of the outstanding principal balance. The Credit Facility also required unused line fees of 5.0% per annum on the $17.5 million undrawn portion. All unused line fees and collateral monitoring fees were payable monthly in arrears and were recorded as a component of other debt financing expenses in the period incurred. Upon the occurrence and during the continuance of any event of default, the principal (including PIK interest), and all unpaid interest provided for an additional interest rate of 2.0% per annum (the “Default Interest”) from the date such event of default occurred until it was cured or waived. The Lenders waived all Default Interest that would have otherwise been payable during periods when events of default existed.

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

As of December 31, 2017, accretion of DDIC related to the funded portion of the Credit Facility was at an annual rate of 26.3%. Excluding the impact of unused line fees, collateral monitoring fees, and amortization of DDIC related to the unfunded portion of the Credit Facility, the overall effective rate was 41.3% as of December 31, 2017.

Principal Prepayments. Under the Credit Facility, the Company was required to make payments to the Lenders when certain extraordinary cash receipts were received. Extraordinary receipts included certain insurance settlements, and court awards from litigation and appeals of judgments. As discussed in Note 7, on March 30, 2018, the Company received $21.5 million from the appeal of the Oracle litigation, of which approximately $0.5 million is payable to a third party that previously provided insurance coverage related to the litigation. On April 3, 2018, the Company paid $21.0 million consisting of $17.9 million of principal, and $3.1 million for make-whole applicable premium due to the Lenders. The Company also recognized a write-off of DDIC of $7.2 million related to the $17.9 million principal prepayment that was triggered by collection of the appeal proceeds.

Termination of the Credit Facility. In connection with the closing on July 19, 2018 of the Private Placement discussed in Note 11, the Company used substantially all of the $133.0 million of gross proceeds from the Private Placement (together with cash-on-hand) to repay all outstanding indebtedness and fees under the Credit Facility and the Credit Facility was terminated. The aggregate cash payment to terminate the Credit Facility was $132.8 million and consisted of the following (in thousands):

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual principal and exit fees:
Principal balance	$102,576
Mandatory trigger event exit fees	13,624
Mandatory consulting fees	2,000

Subtotal	118,200
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,073

Total cash termination payments	$132,830

As a result of the early termination of the Credit Facility, the Company recognized a write-off of DDIC related to the funded debt for $44.6 million and the unfunded debt for $2.8 million. Certain investors in the Credit Facility, including ASP as discussed in Note 8, purchased an aggregate of approximately 42,000 shares of Series A Preferred Stock and 0.9 million shares of Common Stock in the Private Placement discussed in Note 11.

Funded Credit Facility Activity. Presented below is a summary of activity related to the funded debt, including allocated DDIC, for the nine months ended September 30, 2018 (in thousands):

	December 31,	PIK	Liability	Contractual Liability Payments			Accretion	DDIC Write-off		September 30,
	2017	Accrual	Adjustments	Scheduled	Prepayments	Pay-off	Expense	Prepayments	Pay-off	2018

Contractual liabilities:
Principal balance	$125,872	$1,886	$-	$(7,250)	$(17,932)	$(102,576)	$-	$-	$-	$-
Mandatory trigger event exit fees	9,672	-	3,952	-	-	(13,624)	-	-	-	-
Mandatory consulting fees	4,000	-	-	(2,000)	-	(2,000)	-	-	-	-

Total contractual liability	139,544	1,886	3,952	(9,250)	(17,932)	(118,200)	-	-	-	-

DDIC:
Original issue discount	1,816	-	-	-	-	-	-	(234)	(1,582)	-
Origination fee	4,538	-	-	-	-	-	-	(586)	(3,952)	-
Amendment fee	11,521	-	-	-	-	-	-	(1,487)	(10,034)	-
Fair value of warrants	6,424	-	-	-	-	-	-	(829)	(5,595)	-
Consulting fees to lenders	6,519	-	-	-	-	-	-	(841)	(5,678)	-
Mandatory trigger event exit fees	55,200	-	3,952	-	-	-	-	(7,314)	(51,838)	-
Other issuance costs	3,600	-	-	-	-	-	-	(465)	(3,135)	-

Total DDIC	89,618	-	3,952	-	-	-	-	(11,756)	(81,814)	-
Cumulative accretion	(30,128)	-	-	-	-	-	(11,670)	4,587	37,211	-

Net DDIC	59,490	-	3,952	-	-	-	(11,670)	(7,169)	(44,603)	-

Net carrying value	$80,054	$1,886	$-	$(9,250)	$(17,932)	$(118,200)	$11,670	$7,169	$44,603	$-

Related Party Note Payable

Upon consummation of the Merger Agreement with GPIA, the Company assumed an outstanding loan payable to GPIC Ltd., a Bermuda company (“GP Sponsor”) with a face amount of approximately $3.0 million. This loan is non-interest bearing and was originally due and payable upon the outstanding principal balance under the Credit Facility being less than $95.0 million. At inception of this loan, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the Credit Facility. Due to the $17.9 million principal prepayment on April 3, 2018 discussed above, the maturity date was prospectively accelerated to March 2019 for purposes of accretion calculations for the six months ended June 30, 2018. Effective in July 2018, the maturity date was amended to January 4, 2019 whereby the accretion calculations for the three months ended September 30, 2018 were prospectively adjusted to reflect the shorter period to maturity.

Interest was initially imputed under this note payable assuming a maturity date in June 2020 and based on the estimated market rate of 15.0% per annum, which resulted in a discount of approximately $1.0 million as of October 10, 2017. Based on the revised maturity date of January 4, 2019, the imputed interest rate changed to 33.1% for the three months ended September 30, 2018.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense

The components of interest expense for the three and nine months ended September 30, 2018 and 2017 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2018	2017	2018	2017

Credit Facility:
Interest expense at 12.0%	$631	$2,389	$7,513	$8,327
PIK interest at 3.0%	162	582	1,886	2,038
Accretion expense for funded debt	1,071	6,151	11,670	18,548
Make-whole applicable premium:
Credit Facility prepayments	-	-	3,103	4,607
Payoff of Credit Facility	7,307	-	7,307	-
Accretion expense for GP Sponsor note payable	309	-	676	-
Interest on other borrowings	19	30	76	109

Total interest expense	$9,499	$9,152	$32,231	$33,629

Other Debt Financing Expenses

The components of other debt financing expenses for the three and nine months ended September 30, 2018 and 2017 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2018	2017	2018	2017

Write-off of DDIC:
Credit Facility prepayments	$-	$193	$7,169	$9,861
Payoff of funded Credit Facility	44,603	-	44,603	-
Termination of unfunded Credit Facility	2,764	-	2,764	-
Collateral monitoring fees	121	483	1,556	1,734
Target date fee under Credit Facility	-	1,250	-	1,250
Amortization of DDIC related to unfunded debt	70	305	756	855
Unused line fees	42	219	481	664
Amortization of prepaid agent fees and other	775	113	1,002	340

Total other debt financing expenses	$48,375	$2,563	$58,331	$14,704

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Embedded Derivatives

The Credit Facility included features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. Prior to termination of the Credit Facility on July 19, 2018, the Company determined that embedded derivatives included the requirements to pay make-whole applicable premium in connection with certain mandatory prepayments of principal, and default interest due to non-credit-related events of default. These embedded derivatives were classified within Level 3 of the fair value hierarchy and had an aggregate fair value of $7.8 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively. Due to the termination of the Credit Facility on July 19, 2018, the embedded derivatives no longer exist and therefore had no value as of September 30, 2018. The liability for embedded derivatives is included in other accrued liabilities in the accompanying unaudited condensed consolidated balances sheets. The change in the fair value of embedded derivative liabilities resulted in gains of $7.8 million and $1.6 million for the three and nine months ended September 30, 2018, respectively. The change in the fair value of embedded derivative liabilities resulted in a gain of $1.4 million and a loss of $4.4 million for the three and nine months ended September 30, 2017, respectively.

The fair value of these embedded derivatives was estimated using the “with” and “without” method. Accordingly, the Credit Facility was first valued with the embedded derivatives (the “with” scenario) and subsequently valued without the embedded derivatives (the “without” scenario). Fair values of the embedded derivatives were estimated as the difference between these two scenarios. The fair values were determined using the income approach, specifically the yield method. As of December 31, 2017, key Level 3 assumptions and estimates used in the valuation of the embedded derivatives included timing of projected principal payments, remaining term to maturity of approximately 2.5 years, probability of default of approximately 35%, and a discount rate of 20.9%. As of December 31, 2017, the discount rate was comprised of a risk-free rate of 1.9% and a credit spread of 19.0% determined based on option-adjusted spreads from public companies with similar credit quality.

NOTE 5—RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

The Company’s equity incentive plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. For additional information about the Stock Plans, please refer to Note 7 to the Company’s consolidated financial statements for the year ended December 31, 2017, included in the 2017 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the nine months ended September 30, 2018.

Restricted Stock Units

For the nine months ended September 30, 2018, the Board of Directors granted restricted stock units (“RSU’s”) under the 2013 Plan for an aggregate of approximately 0.2 million shares of Common Stock to members of the Board of Directors, officers and employees of the Company. These RSU’s vest over periods ranging from 12 to 24 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock on the date of grant of $8.42 per share, the aggregate fair value for the shares underlying the RSU’s amounted to $1.6 million as of the grant date that is being recognized as compensation cost over the vesting period. Accordingly, compensation expense of $0.3 million and $0.8 million was recognized for the three and nine months ended September 30, 2018, respectively. The unrecognized portion of $0.8 million is expected to be charged to expense on a straight-line basis as the RSU’s vest are over a weighted-average period of approximately 0.5 years.

Stock Options

On February 6, 2018, the Board of Directors authorized an increase of 2.3 million shares available for grant under the 2013 Plan. For the nine months ended September 30, 2018, the Board of Directors granted stock options for the purchase of an aggregate of approximately 1.5 million shares of Common Stock at an exercise price equal to or greater than the fair market value of the Common Stock on the date of grant of $8.12 per share. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of stock option activity under the Stock Plans for the nine months ended September 30, 2018 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, December 31, 2017	12,130	$2.95	4.9
Granted	1,526	8.12
Forfeited	(63)	7.18
Expired	(1)	1.02
Exercised	(1,303)	1.03

Outstanding, September 30, 2018 (3)(4)	12,289	3.77	5.0

Vested, September 30, 2018 (3)	9,787	2.73	4.0

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	As of September 30, 2018, the aggregate intrinsic value of all stock options outstanding was $36.2 million. As of September 30, 2018, the aggregate intrinsic value of vested stock options was $36.0 million.
(4)	The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of September 30, 2018.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the nine months ended September 30, 2018 (in thousands):

Available, December 31, 2017	2,413
Stock options granted	(1,526)
Restricted stock units granted	(184)
Expired options under 2007 Plan	1
Forfeited options under Stock Plans	63
Newly authorized by Board of Directors	2,300

Available, September 30, 2018	3,067

The aggregate fair value of approximately 1.5 million stock options granted for the nine months ended September 30, 2018 amounted to $4.3 million, or $2.80 per share as of the grant date. Fair value was computed using the Black-Scholes-Merton (“BSM”) method and will result in the recognition of compensation cost over the vesting period of the stock options. For the nine months ended September 30, 2018, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	5.9
Volatility	31%
Dividend yield	0%
Risk-free interest rate	2.7%

As of September 30, 2018 and December 31, 2017, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $4.1 million and $3.2 million, respectively. As of September 30, 2018, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.7 years.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSU’s and stock options for the three and nine months ended September 30, 2018 and 2017 is classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2018	2017	2018	2017

Cost of revenues	$246	$152	$612	$273
Sales and marketing	504	604	1,321	907
General and administrative	428	446	1,210	736

Total	$1,178	$1,202	$3,143	$1,916

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held on June 7, 2018, the Company’s stockholders approved the Rimini Street, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the purchase by employees of up to an aggregate of 5.0 million shares of Common Stock. The purchase price per share at which shares are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period). Offering periods will consist of two six-month periods generally commencing twice each calendar year. The purpose of the ESPP is to provide an opportunity for eligible employees of the Company to purchase shares of the Company at a discount through voluntary contributions from such employees’ eligible pay, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such employees and the Company’s stockholders. Through September 30, 2018, no offering period under the ESPP had commenced and no shares of Common Stock have been issued under the ESPP.

Warrants

As of September 30, 2018, warrants are outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. No warrants were granted or exercised for the nine months ended September 30, 2018. For additional information about these warrants, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2017, included in the 2017 Form 10-K.

As of September 30, 2017, redeemable warrants were outstanding for approximately 3.4 million shares (as restated to give effect for the reverse recapitalization discussed in Note 1) of the Common Stock. These redeemable warrants were classified under Level 3 of the fair value hierarchy. No warrants were granted or exercised for the nine months ended September 30, 2017. The fair value of the warrants at September 30, 2017 was $21.3 million. The increase in fair value of $5.8 million and $14.1 million for the three and nine months ended September 30, 2017, respectively, was recorded as a loss from change in fair value of redeemable warrants in the Company’s unaudited condensed consolidated statements of operations. The cash redemption feature associated with these redeemable warrants was eliminated effective on October 10, 2017. Accordingly, the fair value of these warrants is no longer recognized as a liability in the Company’s consolidated balance sheets after October 10, 2017.

As of September 30, 2017, the valuation methodology for the redeemable warrants discussed above was performed through a hybrid model using Monte Carlo simulation, which considered consummation of the reverse recapitalization discussed in Note 1, a subsequent initial public offering, and a liquidation of the Company. Key Level 3 assumptions inherent in the warrant valuation methodology as of September 30, 2017 include projected revenue multiples of 1.7 to 1.8, volatility of 46% to 48%, the risk-free interest rate of 1.4% to 2.0%, a discount rate for lack of marketability of 6%, and an overall discount rate of approximately 20%.

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

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. The income tax effects of the Tax Act for which the accounting is incomplete for the year ended December 31, 2017 and the three and nine months ended September 30, 2018 include (i) whether to elect to expense or depreciate new capital equipment, (ii) the impact to the aforementioned item on state income taxes, and (iii) potential unrecognized tax benefits relating to the aforementioned items. The Company has made reasonable estimates for each of these items; however, such estimates may subsequently be revised based on evolving analyses and interpretation of the Tax Act and related accounting guidance. Through September 30, 2018, the Company has not made any changes to the provisional estimates established as of December 31, 2017.

Due to a full valuation allowance for its net deferred tax assets in the United States, the Company recorded no change in deferred income tax expense for the three and nine months ended September 30, 2018 and 2017. For the three and nine months ended September 30, 2018 and 2017, no income tax expense was recorded in the United States since net operating losses were incurred. For the three and nine months ended September 30, 2018 and 2017, income tax expense was attributable to earnings in foreign jurisdictions subject to income taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended September 30, 2018 and 2017.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire from October 2018 to September 2025. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended September 30, 2018 and 2017 was $1.4 million and $1.3 million, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $4.1 million and $3.7 million, respectively.

Future minimum lease payments under the non-cancellable operating lease agreements are as follows (in thousands):

12 months ending September 30:

2019	$5,174
2020	4,155
2021	3,843
2022	3,316
2023	795
Thereafter	422

Total	$17,705

Series A Preferred Stock Dividends

In connection with the issuance of Series A Preferred Stock on July 19, 2018 as discussed in Note 11, the Company is obligated to pay Cash Dividends and issue additional shares of Series A Preferred Stock in settlement of PIK Dividends. For the initial five-year period through July 19, 2023 that the Series A Preferred Stock is expected to be outstanding, estimated Cash Dividends and PIK Dividends are payable are as follows (in thousands):

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31:	Cash		PIK		Total

2018	$6,360	(1)(2)	$1,908	(1)(2)	$8,268
2019	14,351	(1)	4,305	(1)	18,656
2020	14,787	(1)	4,436	(1)	19,223
2021	15,235	(1)	4,571	(1)	19,806
2022	15,697	(1)	4,709	(1)	20,406
2023	8,839	(1)	2,652	(1)	11,491

Total	$75,269		$22,581		$97,850

(1)	Amounts shown assume there are no conversions to common stock or redemptions for the first five years.
(2)	Includes Cash Dividends of $2.8 million and PIK Dividends of $0.8 million declared for the period from July 19, 2018 through September 30, 2018 as discussed in Note 11.

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

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Appeal of Rimini I Litigation

On October 31, 2016, the Company paid the full judgment amount of approximately $124.4 million to Oracle and appealed the case to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) to appeal items (i) and (ii) above, as well as the injunction, award of attorney’s fees, non-taxable costs, and interest. The Company argued on appeal that the injunction is vague and contains overly broad language that could be read to cover some of the Company’s current business practices that were not adjudicated to be infringing at trial and should not have been issued under applicable law. On December 6, 2016, the Court of Appeals granted the Company’s emergency motion for a stay of the permanent injunction pending resolution of the underlying appeal and agreed to consider the appeal on an expedited basis. The Court of Appeals heard argument on July 13, 2017.

In January 2018, the Court of Appeals reversed certain awards totaling $50.3 million made in Oracle’s favor during and after the Company’s 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the appellate court in December 2016, and all awards and judgments against Mr. Ravin. The Court of Appeals reversed awards previously paid by the Company as part of the $124.4 million judgment, consisting of an award under state computer access statutes and taxable costs and interest totaling $21.3 million, Oracle’s attorneys’ fees of $28.5 million (that was subsequently remanded back to the District Court), and post-judgment interest of $0.5 million. The Court of Appeals also vacated and remanded the injunction originally ordered by the District Court. In its opinion, the Court of Appeals, while affirming the findings of infringement against Rimini (which the jury had found to be “innocent” infringement) for the processes that the Company ceased using no later than July 2014, also stated that the Company “provided third-party support for Oracle's enterprise software, in lawful competition with Oracle's direct maintenance services.”

As mandated by the Court of Appeals, on March 30, 2018 Oracle paid the Company $21.5 million for the reversal of the award under state computer access statutes and taxable costs and interest totaling $21.3 million, and post-judgment interest of $0.2 million. Due to collection of this award in cash, the Company recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the nine months ended September 30, 2018. Additionally, in May 2018, by stipulation of the parties, Oracle deposited $28.5 million into an account with the District Court pending a decision by the District Court on the remanded attorneys’ fees award. On August 14, 2018, the District Court (i) imposed an injunction that was substantially identical to the injunction that the Court of Appeals had vacated in January 2018, and (ii) ordered the return to Oracle of the $28.5 million of escrowed funds deposited by Oracle with the District Court in May 2018.

On August 15, 2018, the Company filed a notice of appeal of the District Court’s renewed injunction and its decision to return the $28.5 million escrow to Oracle. The Company also filed in the District Court a motion to stay the injunction pending appeal. On September 12, 2018, the District Court denied the motion, but granted a temporary 60-day stay for the Company to obtain a stay with the Court of Appeals. On November 5, 2018, the Court of Appeals denied the Company’s motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of the Company’s appeal. The Company intends to continue pursuing its appeal of the injunction and the attorneys’ fee award.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 14, 2018, the Company filed a motion with the Court of Appeals, seeking a stay of the permanent injunction pending appeal and requesting a decision before the expiration of the temporary stay entered by the District Court. This motion is currently pending with the Court of Appeals. If the temporary stay of the injunction expires before a decision of the Court of Appeals on this issue, or if the Court of Appeals ultimately does not extend the stay during the pendency of the appeal, we could incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (described below) and that have not been found to be infringing. Briefing on our appeal to the Court of Appeals is expected to be completed in early 2019, and a hearing on the Company’s appeal has not yet been scheduled.

Petition for Rehearing En Banc and Appeal to the United States Supreme Court

In January 2018, the Company filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, the Company asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the trial court set the interest rate using a date that precedes the filing of the litigation, which resulted in an additional judgment amount of approximately $20.2 million that was paid by the Company to Oracle in October 2016. Second, the Company asked the Court of Appeals to rehear the award of non-taxable costs, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the Supreme Court of the United States (the “Supreme Court”) and resulted in the Company paying approximately $12.8 million that it would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, the Company filed a request for certiorari in the Supreme Court appealing the decision of the Court of Appeals on the non-taxable costs issue. On September 27, 2018, the Supreme Court granted the Company’s petition for a writ of certiorari. Briefing on the Company’s appeal is expected to be completed in early 2019. While there is currently no hearing date scheduled, a hearing is currently expected to occur during the first half of 2019.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int‘l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that the Company’s revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) the same allegations asserted in Rimini I but limited to new or existing clients for whom the Company provided support from the conclusion of Rimini I discovery in December 2011 until the revised support processes were fully implemented by July 2014, and (ii) new allegations that the Company’s revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, the Company filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss the Company’s amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. On February 14, 2017, the Company filed its answer and motion to dismiss Oracle’s third amended counterclaim. On March 7, 2017, Oracle filed a motion to strike the Company’s copyright misuse affirmative defense. By stipulation of the parties, the court granted the Company’s motion to file its third amended complaint to add claims arising from Oracle’s purported revocation of access by the Company to its support websites on behalf of the Company’s clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss the Company’s third amended complaint on May 30, 2017, and the Company’s opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the Court issued an order granting in part and denying in part the Company’s motion to dismiss Oracle’s third amended counterclaim. The Court granted the Company’s motion to dismiss as to count five, intentional interference with prospective economic advantage, and count eight, unjust enrichment. On October 5, 2017, Oracle filed a motion for reconsideration of the Court’s September 22, 2017 Order. The Company filed its opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the Court issued an order granting in part and denying in part Oracle’s motion to dismiss the Company’s third amended complaint. The Court granted Oracle’s motion to dismiss as to the Company’s third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The Court denied Oracle’s motion as to the Company’s causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS § 598.0915(8) and unfair competition. On November 17, 2017 the Court denied Oracle’s motion for reconsideration of the Court’s September 22, 2017 Order. On June 5, 2018, the Court denied the Company’s motion for reconsideration of the Court’s November 7, 2017 Order.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fact discovery with respect to the above action substantially ended by March 2018 to accommodate witness or counsel availability, and expert discovery ended in September 2018. There is currently no trial date scheduled, and we do not expect a trial to occur in this matter earlier than 2021, but the trial could occur earlier or later than that. At this time, we do not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by us in connection with our claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be determined. The Company believes that an award for damages is not probable, so no accrual has been made as of September 30, 2018 and December 31, 2017.

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

Insurance Settlement Agreement

On March 31, 2017, the Company entered into a Settlement Agreement, Release and Policy Buyback Agreement (“Settlement Agreement”) with an insurance company that previously provided coverage for the defense costs related to the Oracle litigation referred to as Rimini II. The Settlement Agreement provided for aggregate payments to the Company of $24.0 million and resulted in the termination of coverage under the insurance policies. Prior to execution of the Settlement Agreement, the insurance company reimbursed the Company an aggregate of $4.7 million of defense costs, and pursuant to the settlement executed in March 2017, agreed to make an additional payment to the Company of $19.3 million that was received in April 2017. The Settlement Agreement was initially accounted for by recognizing a deferred insurance settlement liability for $19.3 million. This deferred insurance settlement liability was reduced as legal defense costs related to Rimini II were incurred subsequent to September 30, 2017. Accordingly, the deferred insurance settlement liability was eliminated as of March 31, 2018 due to legal defense costs of $11.2 million incurred for the nine months ended December 31, 2017 and $8.1 million incurred for the three months ended March 31, 2018.

Subpoena

On March 2, 2018, the Company received a federal grand jury subpoena, issued from the United States District Court for the Northern District of California, requesting the Company produce certain documents relating to the Company’s support for certain software systems and certain related operational practices. The Company is cooperating with this inquiry.

Liquidated Damages

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $24.7 million and $19.6 million as of September 30, 2018 and December 31, 2017, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — RELATED PARTY TRANSACTIONS

As of December 31, 2017, Adams Street Partners LLC and its affiliates (“ASP”) owned approximately 39% of the Company’s issued and outstanding shares of Common Stock, and an individual that is affiliated with ASP is currently a member of the Company’s Board of Directors. ASP acquired 19,209 shares of Series A Preferred Stock, Convertible Notes (as defined in Note 11) and approximately 0.4 million shares of Common Stock issued in the Private Placement discussed in Note 11 for total consideration of approximately $19.2 million. As of September 30, 2018, ASP had voting control of approximately 33% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with the shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the amended Credit Facility discussed in Note 4, ASP owned a $10.0 million indirect interest in the Credit Facility.

For the three months ended September 30, 2018 and 2017, the Company recognized revenue for software support services provided to two ASP investees of $0.2 million and $0.6 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized revenue for software support services provided to two ASP investees of $1.2 million and $1.6 million, respectively.

As discussed in Note 4, on October 10, 2017, the Company assumed an outstanding loan payable to GP Sponsor with a face amount of approximately $3.0 million, which was amended effective July 2018 to be due and payable in January 2019. Two individuals that are affiliated with GP Sponsor are members of the Company’s Board of Directors.

NOTE 9 —NET LOSS PER SHARE

The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. Accordingly, in periods in which the Company has net income, earnings per share will be computed using the two-class method whereby the pro rata dividends distributable to the holders of Series A Preferred Stock will be deducted from earnings applicable to common stockholders, regardless of whether a dividend is declared for such undistributed earnings. For the three and nine months ended September 30, 2018 and 2017, the Company incurred a net loss and, accordingly, there were no undistributed earnings to allocate under the two-class method.

For the three and nine months ended September 30, 2018 and 2017, basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted loss per share of Common Stock for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2018	2017	2018	2017

Loss applicable to common stockholders:
Net loss	$(48,368)	$(9,040)	$(70,307)	$(49,374)
Dividends and accretion related to Series A Preferred Stock:
Accrued cash dividends	(2,845)	-	(2,845)	-
Accrued PIK dividends	(846)	-	(846)	-
Accretion of discount	(1,011)	-	(1,011)	-

Loss applicable to common stockholders	$(53,070)	$(9,040)	$(75,009)	$(49,374)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	62,590	24,727	60,565	24,457

Net loss per share of Common Stock (basic and diluted)	$(0.85)	$(0.37)	$(1.24)	$(2.02)

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2018 and 2017, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of September 30, 2018 and 2017, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

	2018	2017

Warrants	18,128	3,461
Series A Preferred Stock	14,000	-
Stock options	12,289	13,272
Restricted stock units	184	-
RSI Preferred Stock	-	24,058

Total	44,601	40,791

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

The Company does not have any assets that are carried at fair value on a recurring basis. The Company’s redeemable warrant liability and embedded derivative liability are the only liabilities that have been carried at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy. Details of the embedded derivative and the redeemable warrant liabilities, including valuation methodology and key assumptions and estimates used, are disclosed in Notes 4 and 5, respectively. As discussed in Note 5, the redemption feature for the redeemable warrant liability was eliminated on October 10, 2017, whereby the warrant is not carried at fair value after that date. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and nine months ended September 30, 2018 and 2017, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to their short-term maturities. Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of capital lease obligations approximate fair value as of the respective balance sheet dates. Due to the complex and unique terms of the Credit Facility and the related party note payable to GP Sponsor, it was not reasonably practicable to determine the current fair value for those financial instruments.

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following table shows revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2018	2017	2018	2017

United States of America	$40,363	$36,751	$119,405	$105,120
International	22,266	16,860	65,678	49,609

Total	$62,629	$53,611	$185,083	$154,729

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No customers represented more than 10% of revenue for the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, one customer accounted for approximately 10% of total net accounts receivable. As of December 31, 2017, no single customer accounted for 10% or more of total net accounts receivable.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2018 and December 31, 2017, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $18.4 million and $31.0 million, respectively. As of December 31, 2017, the Company also had restricted cash with another financial institution of $2.1 million. The Company has never experienced any losses related to these balances.

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

NOTE 11 — PRIVATE PLACEMENT

Securities Purchase Agreement

On June 18, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with several accredited investors (the “Purchasers”) for a private placement (the “Private Placement”) of (i) shares of 13.00% Series A Redeemable Convertible Preferred Stock, par value $0.0001 (the “Series A Preferred Stock”), (ii) shares of Common Stock, and (iii) convertible secured promissory notes (the “Convertible Notes”), with no principal amount outstanding at issuance that solely collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the Series A Preferred Stock. The completion of the Private Placement was approved by the Company’s stockholders at a special meeting held on July 12, 2018, and the closing of the Private Placement occurred on July 19, 2018 (the “Closing Date”).

Pursuant to the Securities Purchase Agreement, the Purchasers acquired an aggregate of 140,000 shares of Series A Preferred Stock, 2,896,556 shares of Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date, for an aggregate purchase price equal to $133.0 million in cash (after taking into account a discount of $7.0 million, but before the incremental and direct transaction costs associated with the Private Placement of $4.6 million). The allocation of the net proceeds as of the Closing Date, along with the net carrying value of the Series A Preferred Stock as of September 30, 2018, are set forth below (in thousands):

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Series A		Common	Convertible
	Preferred Stock		Stock	Notes

Liquidation preference of Series A Preferred Stock (1)	$140,000		$-	$-
Fair value of Common Stock (2)	-		20,131	-
Principal balance under Convertible Notes	-		-	-

Total	140,000		20,131	-

Allocation of discount and issuance costs:
Original issue discount (3)	(6,120)		(880)	-
Incremental and direct costs (3)(4)	(4,046)		(582)	-
Common stock issuance (3)(5)	(17,600)		(2,531)	-

Total	(27,766	)(6)	(3,993)	-

Net carrying value on Closing Date	112,234		$16,138	$-
Accretion of discount through September 30, 2018	1,011	(6)

Net carrying value as of September 30, 2018	$113,245

(1)	The liquidation preference for each share of Series A Preferred Stock on the Closing Date was $1,000 per share for an aggregate liquidation preference of $140.0 million.
(2)	The fair value of the issuance of approximately 2.9 million shares of the Common Stock was based on the last closing price of $6.95 per share prior to closing.
(3)	Discounts and incremental and direct costs of the Private Placement were allocated on a pro rata basis as of the Closing Date.
(4)	Incremental and direct costs of the Private Placement include financial advisor and professional fees of $2.7 million that were incurred by the Company, and due diligence and professional fees incurred by the investors of $1.9 million. Of the total incremental and direct costs of $4.6 million, $2.7 million was paid from the net proceeds at closing and $1.9 million was paid or is payable directly by the Company.
(5)	The pro rata fair value of approximately 2.9 million shares of Common Stock issued in the Private Placement was treated as an additional discount for the issuance of the Series A Preferred Stock.
(6)	The aggregate discount of $27.8 million for the Series A Preferred Stock is being accreted at a rate of 4.5% per annum using the effective interest method. Accordingly, the carrying value of the Series A Preferred Stock is being increased with a corresponding reduction in additional paid-in capital from the issuance date of July 19, 2018 until July 19, 2023 when the holders may elect to redeem. As a result of these periodic accretion adjustments, the carrying value of the Series A Preferred Stock will be equal to the aggregate liquidation preference on July 19, 2023. As shown in Note 9, accretion is treated as a deduction in the calculation of earnings applicable to common stockholders.

At the closing, the Company used the $133.0 million of proceeds from the Private Placement plus cash and cash equivalents of $2.7 million to (i) repay all outstanding indebtedness and various operating and financing fees and expenses under the Credit Facility in the aggregate amount of $132.8 million as discussed in Note 4, (ii) pay incremental and direct transaction costs of $2.7 million, and (iii) pay a professional services retainer of $0.2 million.

In connection with the completion of the Private Placement, the Company, among other customary closing actions, (i) filed a Certificate of Designations with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “CoD”), (ii) entered into a Registration Rights Agreement with the Purchasers setting forth certain registration rights of capital stock held by the Purchasers (the “Registration Rights Agreement”), (iii) delivered a Convertible Note to each Purchaser, and (iv) entered into a Security Agreement (the “Security Agreement”) in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Convertible Notes if certain redemption provisions of the Series A Preferred Stock are triggered in the future.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the Closing and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of September 30, 2018 since the holders have redemption rights beginning in July 2023 (and earlier under certain circumstances).

As required under the CoD and approved by the Company’s Board of Directors, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the third quarter of 2018 were paid on October 1, 2018 to holders of record on September 15, 2018. Accordingly, the Company accrued a current liability for $2.8 million of dividends payable in cash and a long-term liability for dividends settled through the issuance of 846 shares of Series A Preferred Stock with a liquidation preference of $0.8 million. On October 1, 2018, all accrued Cash Dividends were paid and 846 shares of Series A Preferred Stock were issued to settle the liability for PIK Dividends. Presented below is a summary of total and per share dividends declared based on 140,000 shares of Series A Preferred Stock outstanding as of September 30, 2018 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total
	Cash	PIK	Dividends	Per Share

Cash Dividends at 10.0% per annum	$2,839	$-	$2,839	$20.28
PIK Dividends at 3.0% per annum:
Issuable for 846 shares of Series A Preferred Stock	-	846	846	6.04
Fractional shares payable in cash	6	-	6	0.04

Total	$2,845	$846	$3,691	$26.36

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

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Series A Preferred Stock will become mandatorily redeemable, upon the election by the holders of a majority of the then outstanding Preferred Stock, on or after the five-year anniversary of the Closing. Any and all of the then outstanding liquidation value of the Series A Preferred Stock plus any capitalized PIK Dividends and any unpaid accrued Cash Dividends not previously included in the Liquidation Preference (the “Redemption Amount”) is required to be repaid in full in cash on such redemption date or satisfied in the form of obligations under the Convertible Notes, as further described below. Additionally, in certain circumstances the Company may require the holders of shares of Series A Preferred Stock to convert into shares of Common Stock in lieu of cash payable upon redemption.

The Series A Preferred Stock will also become mandatorily redeemable at any time upon the reasonable determination of the holders of a majority of the Series A Preferred Stock then outstanding of the occurrence of a Material Adverse Effect or the occurrence of a Material Litigation Effect (as such terms are defined in the CoD), with the Redemption Amounts payable automatically becoming payment obligations pursuant to the Convertible Notes with a concurrent cancellation of the shares of the Series A Preferred Stock, unless under certain circumstances, the Company redeems the Series A Preferred Stock for cash at such time.

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

Until approximately 95% of the Series A Preferred Stock or Convertible Notes are no longer outstanding, the Company is restricted from incurring Indebtedness (as defined in the Stock Purchase Agreement), subject to certain exceptions.

Security Agreement and Convertible Notes

At the Closing, the Company entered into the Security Agreement in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Convertible Notes. The Company delivered a Convertible Note to each holder of Series A Preferred Stock to collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the shares of Series A Preferred Stock. No principal amount or interest will be outstanding under the Convertible Notes unless and until (i) there is a redemption event as described in the section above on the CoD, and (ii) the holders of Series A Preferred Stock elect to surrender their shares in exchange for the Convertible Notes. Prior to such time, the Convertible Notes may not be transferred by the Purchasers other than an automatic assignment in whole or in part in connection with a transfer by the Purchasers of the shares of Series A Preferred Stock issued pursuant to the Securities Purchase Agreement. The Convertible Notes will bear interest at the rate of 13.0% per annum (10.0% per annum in cash and 3.0% per annum payment-in-kind until the five-year anniversary of the Closing). The Convertible Notes mature five years after the date of Closing or upon a Reorganization Event (as defined in the CoD) and are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. After a redemption of the Series A Preferred Stock which causes there to be outstanding obligations under the Convertible Notes, the Convertible Notes are convertible at the option of the holder (but not the Company) on the same terms as the Series A Preferred Stock.

RIMINI STREET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may prepay for cash up to $80.0 million of the Convertible Notes on a pro rata basis prior to the three-year anniversary of the Closing with full yield maintenance as if the Convertible Notes were held until the three-year anniversary of the Closing, provided that such redemptions are subject to certain conditions and limitations. The Company may prepay the Convertible Notes without penalty at any time on a pro rata basis after the three-year anniversary. All prepayments are subject to the right of the holder of each Convertible Note to convert the prepayment amount into shares of Common Stock. The Convertible Notes also contain customary restrictions on the ability of the Company to, among other things, make certain restricted payments with respect to its capital stock, subordinated indebtedness and unsecured indebtedness, consummate certain mergers, consolidations or dissolutions and make certain dispositions, subject to specific exclusions.

Upon the occurrence of an Event of Default (as defined in the Convertible Notes), the holders of such Convertible Notes will have the right to accelerate all obligations of the Company thereunder (or in some instances, such obligations shall be accelerated with no action required on the part of the holders), and such obligations will become immediately due and payable. In addition, if such acceleration occurs prior to the three-year anniversary of the Closing, the holders will also have the right to receive a make-whole premium thereunder.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•	the evolution of the enterprise software support landscape facing our customers and prospects;
•	our ability to educate the market regarding the advantages of our enterprise software support services and products;
•	estimates of our total addressable market;
•	projections of customer savings;
•	our ability to maintain an adequate rate of revenue growth;
•	our expectations about future financial, operating and cash flow results;
•	our business plan and our ability to effectively manage our growth and associated investments;
•	beliefs and objectives for future operations;
•	our ability to expand our leadership position in independent enterprise software support;
•	our ability to attract and retain customers;
•	our ability to further penetrate our existing customer base;
•	our ability to maintain our competitive technological advantages against new entrants in our industry;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner, including our recently announced salesforce.com offerings;
•	our ability to maintain, protect, and enhance our brand and intellectual property;
•	our ability to capitalize on changing market conditions including a market shift to hybrid and cloud/SaaS offerings for information technology environments;
•	our ability to develop strategic partnerships;
•	benefits associated with the use of our services;
•	our ability to expand internationally;
•	our intent and ability to raise equity or debt financing in the future;
•	the effects of increased competition in our market and our ability to compete effectively;
•	our intentions with respect to our pricing model;
•	cost of revenues, including changes in costs associated with production, manufacturing, and customer support;
•	operating expenses, including changes in sales and marketing, and general administrative expenses;
•	anticipated income tax rates;
•	sufficiency of cash to meet cash needs for at least the next 12 months, including quarterly cash dividends payable on the Series A Preferred Stock;
•	our ability to maintain our good standing with the United States and international governments and capture new contracts;
•	costs associated with defending intellectual property infringement and other claims, such as those claims discussed under the section titled “Business—Legal Proceedings” in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 15, 2018 (the “2017 Form 10-K”) and in Note 7 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report;
•	the final amount and timing of any refunds from Oracle related to our litigation;
•	our expectations concerning relationships with third parties, including channel partners and logistics providers;
•	economic and industry trends or trend analysis;
•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies;
•	the effects of seasonal trends on our results of operations, and
•	other risks and uncertainties, including those discussed under the “Risk Factors” in Part II, Item 1A of this Report.

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

As of September 30, 2018, we employed approximately 1,090 professionals and supported over 1,730 active clients globally, including 81 Fortune 500 companies and 18 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended September 30, 2018 and 2017, we generated revenue of $62.6 million and $53.6 million, respectively, representing a quarter-over-quarter increase of 17%. We have a history of losses, and as of September 30, 2018, we had an accumulated deficit of $374.7 million. Approximately 64% and 69% of our revenue was generated in the United States for the three months ended September 30, 2018 and 2017, respectively. Approximately 36% and 31% of our revenue was generated in foreign jurisdictions for the three months ended September 30, 2018 and 2017, respectively.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of September 30, 2018, our redeemable Series A Preferred Stock had a liquidation preference of $140.0 million, and we had outstanding contractual debt obligations under a note payable to a related party in the aggregate amount of $3.0 million.

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

Recent Developments

Reference is made to Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recent developments related to a Private Placement that resulted in cash proceeds of $133.0 million from the sale of 140,000 shares of Series A Preferred Stock, approximately 2.9 million shares of Common Stock and Convertible Notes with no principal amount outstanding, the payoff and termination of our Credit Facility through aggregate cash payments of $132.8 million, and the effectiveness of the amendment of our $3.0 million related party note which is now due on January 4, 2019.

Additionally, reference is made to Note 7 for recent developments in the Rimini I litigation, including (i) the return to Oracle in August 2018 of $28.5 million escrow funds deposited with the District Court in May 2018, (ii) the imposition by the District Court of an injunction on the Company that was substantially identical to the injunction that the Court of Appeals had vacated in January 2018, which injunction was stayed until November 5, 2018 when the Court of Appeals denied our motion for a further stay, and (iii) the grant in September 2018 by the Supreme Court of the United States of the Company’s petition for a writ of certiorari appealing the decision of the Court of Appeals on the award of $12.8 million of certain non-taxable costs to Oracle as part of the judgment previously paid by the Company.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of September 30, 2018 and 2017, we had 1,732 and 1,459 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of September 30, 2018 and 2017, we had 1,012 and 886 unique clients, respectively.

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

Our annualized subscription revenue was approximately $250 million and $214 million as of September 30, 2018 and 2017, respectively. We believe the sequential increase in annualized subscription revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that were clients on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92% and 95% for the 12 months ended September 30, 2018 and 2017, respectively.

Gross margin

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross margin is the ratio of gross profit divided by revenue. Our gross margin was approximately 64.5% and 62.5% for the three months ended September 30, 2018 and 2017, respectively. We believe that gross margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

Presented below is a summary of our operating results for the three months ended September 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Revenue	$62,629	$53,611	$9,018	17%
Cost of revenue	22,220	20,109	2,111	10%

Gross profit	40,409	33,502	6,907	21%

Operating expenses:
Sales and marketing	22,312	17,188	5,124	30%
General and administrative	8,585	8,580	5	0%
Litigation costs, net of related recoveries	6,990	365	6,625	1815%

Total operating expenses	37,887	26,133	11,754	45%

Operating income	2,522	7,369	(4,847)	(66)%

Non-operating expenses:
Interest expense	(9,499)	(9,152)	(347)	4%
Other debt financing expenses	(48,375)	(2,563)	(45,812)	1787%
Loss from change in fair value of redeemable warrants	-	(5,817)	5,817	(100)%
Gain (loss) from change in fair value of embedded derivatives	7,800	1,400	6,400	457%
Other income (expense), net	(306)	108	(414)	(383)%

Loss before income taxes	(47,858)	(8,655)	(39,203)	453%
Income tax expense	(510)	(385)	(125)	32%

Net loss	$(48,368)	$(9,040)	$(39,328)	435%

The following table presents revenue, key components of cost of revenue, and gross profit for the three months ended September 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Revenue	$62,629	$53,611	$9,018	17%
Cost of revenue:
Employee compensation and benefits	15,891	13,993	1,898	14%
Engineering consulting costs	2,635	2,996	(361)	(12)%
Administrative allocations(1)	2,537	2,194	343	16%
All other costs	1,157	926	231	25%

Total cost of revenue	22,220	20,109	2,111	10%

Gross profit	$40,409	$33,502	$6,907	21%

Gross margin	64.5%	62.5%

(1)	Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Revenue. Revenue increased from $53.6 million for the three months ended September 30, 2017 to $62.6 million for the three months ended September 30, 2018, an increase of $9.0 million or 17%. The vast majority of this increase was driven by a 14% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. The average number of active clients also increased from approximately 1,400 for the three months ended September 30, 2017 to approximately 1,680 for the three months ended September 30, 2018, an increase of 20%. On a regional basis, United States revenue grew from $36.8 million for the three months ended September 30, 2017 to $40.4 million for the three months ended September 30, 2018, an increase of $3.6 million or 10%. We continue to invest in the expansion of our business outside the United States which resulted in an increase in international revenue from $16.9 million for the three months ended September 30, 2017 to $22.3 million for the three months ended September 30, 2018, an increase of $5.4 million or 32%.

Our former Credit Facility included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended and were eliminated beginning in the third quarter of 2018 as a result of the termination of the Credit Facility. The October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first nine months of 2018. In addition, we currently expect sales and marketing spending to increase in the fourth quarter of 2018 compared to the third quarter of 2018. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into revenue, if at all. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions, and we are encountering increased competitive discounting by enterprise software vendors. As a result, our 2018 versus 2017 quarter-over-quarter growth in revenue decreased from approximately 37% for the second quarter of 2017 to 17% for the third quarter of 2018. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 17% for the third quarter of 2018 versus the comparable period in 2017 is expected to result in similar or potentially relatively lower revenue growth rates at least through the first half of 2019, or longer if our investment in sales and marketing does not result in increased sales activity.

Cost of revenue. Cost of revenue increased from $20.1 million for the three months ended September 30, 2017 to $22.2 million for the three months ended September 30, 2018, an increase of $2.1 million or 10%. The key driver of the increase in cost of revenue was an increase of 59 average number of employees, which resulted in an increase in employee compensation and benefits costs of $1.9 million to support the growth in revenue. For the three months ended September 30, 2018, we decreased use of engineering consultants that resulted in a reduction in engineering consulting costs of $0.4 million as compared to the same period in 2017. For the three months ended September 30, 2018, administrative allocations increased by $0.3 million and all other costs increased by $0.2 million as compared to the same period in 2017.

The $1.9 million increase in cost of revenue attributable to employee compensation and benefits for the three months ended September 30, 2018, was primarily due to an increase in salaries, wages and benefit costs of $1.8 million due to a 12% increase in the average number of employees devoted to cost of revenue functions, annual pay increases, and increased bonus payouts, and an increase in stock-based compensation expense of $0.1 million.

As discussed in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, in August 2018 Oracle obtained a permanent injunction from the District Court which has been temporarily stayed pending appeal, that would prohibit us from using certain processes that could require us to incur additional labor costs to provide support for our clients as contracted. If the temporary stay of the injunction expires before a decision of the Court of Appeals on this issue, or if the Court of Appeals ultimately does not extend the stay during the pendency of the appeal, we could incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing. Briefing on our appeal to the Court of Appeals is expected to be completed in early 2019, and a hearing on the Company’s appeal has not yet been scheduled.

Gross Profit. For the three months ended September 30, 2018, total cost of revenue increased by 10%, compared to the increase in revenue of 17%. Since our revenue grew faster than our costs, gross profit increased by 21% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. As a result, our gross margin increased from 62.5% for the three months ended September 30, 2017 to 64.5% for the three months ended September 30, 2018. We typically experience increased onboarding costs in the fourth quarter of our fiscal year due to the higher level of new client wins in the second half of our fiscal year that, along with continued investment in new products and geographic reach, that will result in decreased gross margins in the fourth quarter of 2018. We currently expect full year gross margin in 2018 to be essentially flat with 2017 as increased leverage and efficiencies will be offset by our investment in new products and geographic expansion costs.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 32% for the three months ended September 30, 2017 to 36% for the three months ended September 30, 2018. In dollar terms, sales and marketing expenses increased from $17.2 million for the three months ended September 30, 2017 to $22.3 million for the three months ended September 30, 2018, an increase of $5.1 million or 30%. This increase was primarily due to (i) an increase in employee compensation and benefits of $3.5 million, (ii) an increase in travel and business meeting costs of $0.5 million for the three months ended September 30, 2018 as we increase our efforts to obtain new customers, (iii) an increase in shared service allocations for facilities, security and technology of $0.6 million, (iv) an increase in trade show and market research costs of $0.3 million, and (v) an increase in employee recruitment costs of $0.3 million. Our overall increased spending has been driven by a less stringent sales and marketing spending ratio covenant due to the sixth amendment to the Credit Facility that was effective in October 2017 and the elimination of spending restrictions upon termination of the Credit Facility in July 2018. We currently expect sales and marketing expense to approach 40% of revenue for the fourth quarter of 2018 as compared to approximately 36% of revenue for the third quarter of 2018.

The $3.5 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended September 30, 2018, was primarily due to an increase in salaries, wages and benefit costs of $3.0 million due to a 33% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and higher bonus payouts, and commissions of $0.6 million due to new customer wins in excess of the prior year. These increases which total $3.6 million were partially offset by a decrease in stock-based compensation expense of $0.1 million.

General and administrative expenses. General and administrative expenses totaled $8.6 million for each of the three months ended September 30, 2017 and 2018. We have incurred higher costs after we became a public company in October 2017, including increases in (i) employee compensation and benefit costs of $1.5 million, (ii) audit, accounting and contract services of $0.5 million primarily in preparation for adoption of the new revenue recognition accounting standard in the first quarter of 2019, (iii) insurance costs of $0.2 million due to higher premiums for officer and director insurance premiums based on our status as a public company, and (iv) an increase in employee recruitment costs of $0.1 million. These increases which total $2.3 million were offset by a reduction in sales tax expense of $0.7 million since we have begun billing our clients for sales taxes, settlement of sales taxes incurred in prior periods for a gain of $1.4 million, and a reduction in facilities, security and technology costs of $0.3 million.

The $1.5 million increase in general and administrative expenses attributable to employee compensation and benefits for the three months ended September 30, 2018, was primarily due to increases in salaries, wages and benefit costs due to a 25% increase in the average number of employees devoted to general and administrative functions, annual pay increases, and higher bonus payouts.

Looking forward on a quarter-over-quarter basis, we expect to continue to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with our transition to become a public company. Public company costs that are expected to increase in the future include additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, we currently expect our general and administrative expenses to increase in future periods.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended September 30, 2018 and 2017, consist of the following (in thousands):

	2018	2017	Change

Professional fees and other defense costs of litigation	$6,990	$3,327	$3,663
Insurance recoveries, net	-	(2,962)	2,962

Litigation costs, net of related recoveries	$6,990	$365	$6,625

Professional fees and other defense costs associated with litigation increased from $3.3 million for the three months ended September 30, 2017 to $7.0 million for the three months ended September 30, 2018, an increase of $3.7 million. This increase was primarily due to higher costs associated with expert discovery work on the Rimini II litigation, the Rimini I appeal, and the USAO inquiry during the three months ended September 30, 2018. For the three months ended September 30, 2018, we incurred professional fees related to ongoing litigation with Oracle that we refer to as “Rimini II” of $5.6 million and our appeal of the Rimini I judgment of $0.9 million, and the USAO inquiry of $0.5 million. Over a six-year period through October 2016, we have been and continue to be actively engaged in the Rimini I litigation, for which we paid a judgment of $124.4 million in October 2016. Of this amount, we received a court mandated refund of $21.3 million in March 2018. In addition, we continue to seek further returns of certain proceeds with respect to the 2016 Rimini I judgment for $28.5 million of attorney’s fees with the Ninth Circuit Court of Appeals and $12.8 million of non-taxable costs with the Supreme Court.

We currently expect to continue to incur legal expenses related to our ongoing appeal of the Rimini I outcome at least through the first half of 2019 and possibly later, while the Rimini II litigation costs are expected to continue through 2021, and depending on appeals, if any, may be longer. Such litigation costs are not linear and can fluctuate significantly from quarter to quarter, but generally expected to range between $2.0 million and $5.0 million per quarter at least through the Rimini II trial date. However, due to the timing of work on the Rimini I appeals, work on the Rimini II case, and the costs associated with the USAO inquiry, litigation costs are currently expected to range between $5.0 million and $6.0 million for the fourth quarter of fiscal 2018.

We had certain insurance policies in effect related to our litigation activities whereby we were entitled to recover a portion of the legal fees that were incurred to defend against the litigation. In March 2017, we entered into a settlement agreement with an insurance company that had been providing defense cost coverage related to Rimini II. Pursuant to the settlement, we received a one-time payment of $19.3 million in April 2017. As of March 31, 2017, the $19.3 million settlement proceeds were accounted for as a receivable from the insurance company with a corresponding deferred liability. For the three months ended September 30, 2017, we incurred $3.0 million of legal fees expense related to Rimini II that also resulted in a reduction in the deferred settlement liability and offsetting increases in insurance recoveries in our consolidated statements of operations. For the period October 1, 2017 through March 31, 2018, we incurred an additional $13.2 million of legal fees related to Rimini II, which eliminated the deferred settlement liability. Accordingly, the Company did not recognize any insurance recoveries for the three months ended September 30, 2018. As a result of the March 2017 insurance settlement agreement, we do not expect any future cash recoveries from insurance policies associated with our litigation activities.

Interest expense. Interest expense increased from $9.2 million for the three months ended September 30, 2017 to $9.5 million for the three months ended September 30, 2018, an increase of $0.3 million or 4%. The increase in interest expense was primarily due to $7.3 million of make-whole applicable premium incurred upon payoff of the Credit Facility on July 19, 2018, and accretion on the GP Sponsor loan of $0.3 million. These increases in interest expense total $7.6 million and were partially offset by reductions in interest due to the payoff of the Credit Facility, including (i) interest payable at 12.0% of $1.8 million, (ii) a reduction in PIK interest payable at 3.0% of $0.4 million, and (iii) a decrease in accretion expense of $5.1 million. These reductions were primarily attributable to the Credit Facility being outstanding for 91 days during the three months ended September 30, 2017 as compared to only 19 days for the three months ended September 30, 2018.

Other debt financing expenses. Other debt financing expenses increased from $2.6 million for the three months ended September 30, 2017 to $48.4 million for the three months ended September 30, 2018, an increase of $45.8 million. This significant increase in other debt financing expenses primarily resulted from the payoff of the Credit Facility on July 19, 2018, which resulted in charges for the write-off of DDIC for the funded debt of $44.6 million, the unfunded debt of $2.8 million, and the write-off of agent fees and other charges of $0.7 million, for a total of $48.1 million. This increase was partially offset by decreases in (i) target date fees of $1.3 million, (ii) lower collateral monitoring, amortization and unused line fees of $0.7 million due to the shorter period that the Credit Facility was outstanding, and (iii) a reduction in write-offs of DDIC due to mandatory prepayments of $0.2 million.

Loss on change in fair value of redeemable warrants. For the three months ended September 30, 2017 the fair value of the redeemable warrants held by the Origination Agent increased by $5.8 million which resulted in a corresponding loss on change in fair value of redeemable warrants. Due to the elimination of the cash redemption feature on October 10, 2017 in connection with the reverse recapitalization, the redeemable warrant liability was reclassified to additional paid-in capital, and changes in fair value after October 10, 2017 are no longer reported in our consolidated statements of operations.

Gain (loss) on change in fair value of embedded derivatives. The requirements to pay “make-whole” applicable premium charges for certain principal prepayments as defined in the Credit Facility and default interest at 2.0% during the existence of an event of default, were examples of embedded derivatives required to be bifurcated and reported at fair value. Make-whole applicable premium payments for certain principal prepayments were computed as set forth in the Credit Facility, primarily based on the 15.0% per annum stated rate from the prepayment date until June 2019. Increases in the fair value of embedded derivatives result in losses that are recognized when the likelihood increases that a future cash payment will be required to settle an embedded derivative, whereas gains are recognized when the fair value decreases. Decreases in fair value occur when we become contractually obligated to pay an embedded derivative (whereby the embedded derivative liability is transferred to a contractual liability), or as the likelihood of a future cash settlement decreases.

The gain on change in fair value of embedded derivatives increased from $1.4 million for the three months ended September 30, 2017 to $7.8 million for the three months ended September 30, 2018, an increase of $6.4 million. As of June 30, 2018, we recognized an embedded derivative liability of $7.8 million primarily due to our assessment that there was a 95% likelihood that we would complete a private placement of Series A Preferred Stock and Common Stock and incur make-whole applicable premium upon termination of the Credit Facility. The closing of the Private Placement and payoff of the Credit Facility occurred on July 19, 2018, which triggered a make-whole applicable premium payment of $7.3 million. Upon recognition of this expense and termination of the Credit Facility, the liability for embedded derivatives of $7.8 million was eliminated with a corresponding gain on change in fair value of embedded derivatives for the three months ended September 30, 2018.

For the three months ended September 30, 2017, there was a decrease in the fair value of embedded derivatives that resulted in the recognition of a gain of $1.4 million. This gain was due to a lower probability of incurring additional trigger event delay fees as the likelihood of consummating the merger with GPIA increased.

Other income (expense), net. Other income (expense) is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended September 30, 2018, net other expense of $0.3 million was comprised of foreign exchange losses. For the three months ended September 30, 2017, we had foreign exchange gains of $0.1 million.

Income tax expense. We had income tax expense of $0.4 million for the three months ended September 30, 2017 compared to income tax expense of $0.5 million for the three months ended September 30, 2018. Substantially all of our income tax benefit (expense) is attributable to our foreign operations. For the three months ended September 30, 2018 and 2017, no income tax expense was recognized in the United States due to utilization of net operating loss carryforwards.

As a result of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the U.S. federal corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2017 to a flat rate of 21% effective January 1, 2018. Accordingly, a provisional decrease of $31.8 million in our domestic deferred tax assets was recognized as of December 31, 2017, and this amount was fully offset by a decrease in our valuation allowance. As a result, we did not record any net domestic deferred income tax expense for the year ended December 31, 2017. While we believe we made a reasonable estimate of the impact of the reduction in the corporate rate and other provisions of the Tax Act, our estimates may be affected by other analyses related to the Tax Act, including, but not limited to, any deferred adjustments related to the filing of our 2017 federal and state tax returns and our calculation of the state tax effect of adjustments made to federal temporary differences. Through September 30, 2018 we have not made any changes to our provisional estimates established as of December 31, 2017. However, we are continuing to evaluate the impact of the Tax Act and may make adjustments to the provisional estimates during the fourth quarter of 2018. See Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further discussion of the Tax Act.

Comparison of Nine months Ended September 30, 2018 and 2017

Presented below is a summary of our operating results for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Revenue	$185,083	$154,729	$30,354	20%
Cost of revenue	71,845	58,002	13,843	24%

Gross profit	113,238	96,727	16,511	17%

Operating expenses:
Sales and marketing	65,616	47,685	17,931	38%
General and administrative	29,714	26,784	2,930	11%
Litigation costs, net of related recoveries	(3,866)	4,611	(8,477)	(184)%

Total operating expenses	91,464	79,080	12,384	16%

Operating income	21,774	17,647	4,127	23%

Non-operating expenses:
Interest expense	(32,231)	(33,629)	1,398	(4)%
Other debt financing expenses	(58,331)	(14,704)	(43,627)	297%
Loss from change in fair value of redeemable warrants	-	(14,067)	14,067	(100)%
Gain (loss) from change in fair value of embedded derivatives	1,600	(4,400)	6,000	(136)%
Other income (expense), net	(1,546)	422	(1,968)	(466)%

Loss before income taxes	(68,734)	(48,731)	(20,003)	41%
Income tax expense	(1,573)	(643)	(930)	145%

Net loss	$(70,307)	$(49,374)	$(20,933)	42%

The following table presents revenue, key components of cost of revenue, and gross profit for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Revenue	$185,083	$154,729	$30,354	20%
Cost of revenue:
Employee compensation and benefits	48,078	40,239	7,839	19%
Engineering consulting costs	9,873	8,322	1,551	19%
Administrative allocations(1)	7,785	6,460	1,325	21%
All other costs	6,109	2,981	3,128	105%

Total cost of revenue	71,845	58,002	13,843	24%

Gross profit	$113,238	$96,727	$16,511	17%

Gross margin	61.2%	62.5%

(1)	Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Revenue. Revenue increased from $154.7 million for the nine months ended September 30, 2017 to $185.1 million for the nine months ended September 30, 2018, an increase of $30.4 million or 20%. The vast majority of this increase was driven by a 16% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. The average number of active clients also increased from approximately 1,330 for the nine months ended September 30, 2017 to approximately 1,630 for the nine months ended September 30, 2018, an increase of 23%. On a regional basis, United States revenue grew from $105.1 million for the nine months ended September 30, 2017 to $119.4 million for the nine months ended September 30, 2018, an increase of $14.3 million or 14%. We continue to invest in expansion of our business outside the United States which resulted in an increase in international revenue from $49.6 million for the nine months ended September 30, 2017 to $65.7 million for the nine months ended September 30, 2018, an increase of $16.1 million or 32%.

Cost of revenue. Cost of revenue increased from $58.0 million for the nine months ended September 30, 2017 to $71.8 million for the nine months ended September 30, 2018, an increase of $13.8 million or 24%. The key driver of the increase in cost of revenue was an increase of 66 average number of employees, which resulted in an increase in employee compensation and benefits costs of $7.8 million to support the growth in revenue. In addition to hiring employees, we relied on the increased use of engineering consultants that resulted in an increase in engineering consulting costs of $1.6 million. For the nine months ended September 30, 2018, administrative allocations increased by $1.3 million as compared to the same period in 2017. This increase in administrative allocations resulted from faster growth in the number of employees classified in cost of revenue functions. For the nine months ended September 30, 2018, all other costs increased by $3.1 million as compared to the same period in 2017. This increase in all other costs was primarily attributable to costs of $2.1 million in the second quarter of 2018 for our GSD conference for our support delivery staff to provide training on new products and processes. This conference was not held in 2017 and is typically held in intervals of every two to three years. For the nine months ended September 30, 2018, we also had an increase of $1.0 million for computer software and related professional fees.

The $7.8 million increase in cost of revenue attributable to employee compensation and benefits for the nine months ended September 30, 2018, was primarily due to (a) an increase in salaries, wages and benefit costs of $6.8 million due to a 14% increase in the average number of employees devoted to cost of revenue functions, annual pay increases, and increased bonus payouts, (b) an increase of $0.7 million due to adoption of our new sabbatical benefit plan in May 2018, and (c) an increase in stock-based compensation expense of $0.3 million. Our recently adopted sabbatical benefit plan provides full time employees that achieve 10 years of service with a one-month paid sabbatical leave, and the grant of restricted stock units (“RSU’s”) with a fair value on the date of grant of $10,000 (the RSU’s then vest over the subsequent 12-month period).

Gross Profit. For the nine months ended September 30, 2018, total cost of revenue increased by 24%, compared to the increase in revenue of 20%. Since our costs grew faster than our revenue, gross profit in dollar terms increased by only 17% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. As a result, our gross margin decreased from 62.5% for the nine months ended September 30, 2017 to 61.2% for the nine months ended September 30, 2018. The decrease in gross margin was primarily due to aggregate costs of $2.8 million associated with our GSD conference and the costs associated with the adoption of our new sabbatical benefit plan for the nine months ended September 30, 2018.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 31% for the nine months ended September 30, 2017 to 35% for the nine months ended September 30, 2018. In dollar terms, sales and marketing expenses increased from $47.7 million for the nine months ended September 30, 2017 to $65.6 million for the nine months ended September 30, 2018, an increase of $17.9 million or 38%. This increase was primarily due to increases in (i) employee compensation and benefits of $9.6 million, (ii) travel and business meeting costs of $4.3 million, primarily for our sales and marketing staff to attend our GSD conference and other sales conferences, including our 2018 sales kickoff conference which was not held in 2017, for the nine months ended September 30, 2018, whereas we did not hold as many of these events in 2017, (iii) spending on trade shows and other marketing activities of $1.7 million, (iv) computer software and professional fees of $0.4 million, (v) shared service allocations for facilities, security and technology of $1.1 million, and (vi) employee recruitment costs of $0.5 million. Our overall increased spending for the nine months ended September 30, 2018 was driven by a less stringent sales and marketing spending ratio covenant due to the sixth amendment to our former Credit Facility in October 2017.

The $9.6 million increase in sales and marketing expense attributable to employee compensation and benefits for the nine months ended September 30, 2018, was primarily due to (a) an increase in salaries, wages and benefit costs of $6.3 million due to a 20% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and increased bonus payouts, (b) an increase in commissions of $2.6 million due to an increase in sales employees that are subject to commission-based compensation, (c) an increase in stock-based compensation expense of $0.4 million, and (d) an increase of $0.3 million due to adoption of our new sabbatical benefit plan in May 2018.

General and administrative expenses. General and administrative expenses increased from $26.8 million for the nine months ended September 30, 2017 to $29.7 million for the nine months ended September 30, 2018, an increase of $2.9 million or 11%. This increase was primarily due to higher costs after we became a public company in October 2017, including increases in (i) employee compensation and benefit costs of $5.1 million, (ii) travel and related costs to attend conferences and meetings of $0.7 million, (iii) Delaware franchise and other business taxes of $0.5 million, and (iv) insurance costs of $0.5 million primarily due to higher premiums for officer and director insurance premiums based on our status as a public company. These increases which total $6.8 million were partially offset by reductions for the nine months ended September 30, 2018 in sales tax expense of $3.6 million; and audit, consulting and accounting services of $0.4 million primarily due to delays in the completion of the audit of our 2016 financial statements that resulted in higher costs for the nine months ended September 30, 2017. The $3.6 million reduction in sales tax expense was comprised of lower expenses of $2.2 million since we now bill our clients for sales taxes, and a gain of $1.4 million since we had a favorable settlement of sales taxes incurred in prior periods.

The $5.1 million increase in general and administrative expenses attributable to employee compensation and benefits for the nine months ended September 30, 2018, was primarily due to (a) an increase in salaries, wages and benefit costs of $3.9 million due to a 22% increase in the average number of employees devoted to general and administrative functions, annual pay increases, and increased bonus payouts, (b) an increase of $0.5 million in stock-based compensation expense, and (c) an increase of $0.2 million due to adoption of our new sabbatical benefit plan in May 2018.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the nine months ended September 30, 2018 and 2017, consist of the following (in thousands):

	2018	2017	Change

Professional fees and other defense costs of litigation	$25,002	$11,724	$13,278
Litigation appeal refund	(21,285)	-	(21,285)
Insurance recoveries, net	(7,583)	(7,113)	(470)

Litigation costs, net of related recoveries	$(3,866)	$4,611	$(8,477)

Professional fees and other defense costs associated with litigation increased from $11.7 million for the nine months ended September 30, 2017 to $25.0 million for the nine months ended September 30, 2018, an increase of $13.3 million. This increase was primarily due to higher costs associated with discovery work on the Rimini II litigation, the Rimini I appeals, and the USAO inquiry during the first nine months of 2018. For the nine months ended September 30, 2018, we incurred professional fees of $25.0 million consisting of $21.2 million related to Rimini II, $1.9 million related to our appeals of the Rimini I judgment, and $1.9 million related to the USAO inquiry. For the nine months ended September 30, 2017, we incurred professional fees related to Rimini II for $10.5 million and $1.2 million primarily related to the appeal of the Rimini I judgment.

We had certain insurance policies in effect related to our litigation activities whereby we were entitled to recover a portion of the legal fees that were incurred to defend against the litigation. For the three months ended March 31, 2017, the insurance company that had been providing defense cost coverage related to Rimini II provided cost reimbursements of $1.0 million. In March 2017, we entered into a settlement agreement with this insurance company whereby we received a one-time payment of $19.3 million that was accounted for as a deferred settlement liability as of March 31, 2017. This deferred settlement liability was reduced as we incurred costs related to Rimini II after the settlement date, with a corresponding increase in insurance recoveries in our consolidated statements of operations. For the nine months ended September 30, 2017, we recognized total legal expense recoveries of $7.1 million, consisting of the $1.0 million cost reimbursement for the three months ended March 31, 2017, and post-settlement legal expenses related to Rimini II of $6.1 million. For the period October 1, 2017 through December 31, 2017, we incurred an additional $5.2 million of legal fees related to Rimini II, which reduced the deferred settlement liability to $8.0 million as of December 31, 2017. For the three months ended March 31, 2018, Rimini II legal fees exceeded the $8.0 million balance of the deferred settlement liability which was eliminated through the recognition of insurance recoveries.

Interest expense. Interest expense decreased from $33.6 million for the nine months ended September 30, 2017 to $32.2 million for the nine months ended September 30, 2018, a decrease of $1.4 million or 4%. Reductions in interest expense totaled an aggregate of $9.4 million and were primarily due to the payoff of the Credit Facility, including reductions in (i) interest payable at 12.0% of $0.8 million, (ii) PIK interest payable at 3.0% of $0.2 million, (iii) accretion expense of $6.9 million, and (iv) make-whole applicable premium of $1.5 million due to lower mandatory Credit Facility prepayments in 2018. These reductions were primarily attributable to the Credit Facility being outstanding for 273 days during the nine months ended September 30, 2017 as compared to only 200 days for the nine months ended September 30, 2018. These reductions were partially offset by $7.3 million of make-whole applicable premium incurred upon payoff of the Credit Facility on July 19, 2018, and accretion of $0.7 million related to the GP Sponsor loan that was assumed in October 2017.

Our weighted average borrowings decreased from $90.2 million for the nine months ended September 30, 2017 to $84.9 million for the nine months ended September 30, 2018. The decrease in our weighted average borrowings was primarily due to the transfer of $50.0 million of mandatory trigger event exit fees to interest-bearing obligations pursuant to the sixth amendment to the Credit Facility in October 2017, offset by principal payments since the third quarter of 2017, including the payoff of the Credit Facility on July 19, 2018.

Other debt financing expenses. Other debt financing expenses increased from $14.7 million for the nine months ended September 30, 2017 to $58.3 million for the nine months ended September 30, 2018, an increase of $43.6 million. This significant increase in other debt financing expenses primarily resulted from the payoff of the Credit Facility on July 19, 2018, which resulted in charges for the write-off of DDIC for the funded debt of $44.6 million and the unfunded debt of $2.8 million, and the write-off of agent fees and other charges of $0.7 million, for a total of $48.1 million. This increase was partially offset by decreases in (i) target date fees of $1.3 million, (ii) lower collateral monitoring, amortization and unused line fees of $0.5 million due to the shorter period that the Credit Facility was outstanding, and (iii) a reduction in write-offs of DDIC due to mandatory prepayments of $2.7 million.

Loss on change in fair value of redeemable warrants. For the nine months ended September 30, 2017 the fair value of the redeemable warrants held by the Origination Agent increased by $14.1 million which resulted in a corresponding loss on change in fair value of redeemable warrants. Due to the elimination of the cash redemption feature on October 10, 2017, changes in fair value after October 10, 2017 are no longer reported in our consolidated statements of operations.

Gain (loss) on change in fair value of embedded derivatives. For the nine months ended September 30, 2018, we recognized a gain of $1.6 million on changes in fair value of embedded derivatives whereas for the nine months ended September 30, 2017 we incurred a loss of $4.4 million. As of December 31, 2017, we recognized an embedded derivative liability of $1.6 million, and upon termination of the Credit Facility on July 19, 2018, the liability for embedded derivatives was eliminated with a corresponding gain on change in fair value of embedded derivatives of $1.6 million for the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, there was an increase in the fair value of embedded derivatives that resulted in the recognition of a loss of $4.4 million. This loss was primarily due to an increased probability of incurring make-whole applicable premium as the likelihood of consummating the merger with GPIA increased.

Other income (expense), net. For the nine months ended September 30, 2018, net other expense of $1.5 million was primarily comprised of foreign exchange losses of $0.8 million, and write-off of deferred financing costs of $0.7 million related to an unsuccessful debt financing, and other non-operating expenses of $0.2 million. These amounts, which total $1.7 million, were partially offset by interest income of $0.2 million. For the nine months ended September 30, 2017, net other income of $0.4 million was comprised of interest income of $0.2 million and foreign exchange gains of $0.3 million, partially offset by other non-operating expenses of $0.1 million.

Income tax expense. For the nine months ended September 30, 2017, we had income tax expense of $0.6 million compared to income tax expense of $1.6 million for the nine months ended September 30, 2018. Substantially all of our income tax expense is attributable to our foreign operations. The income tax expense of $0.6 million for the nine months ended September 30, 2017 was comprised of foreign income tax expense of $1.2 million, partially offset by recognition of Brazilian tax reimbursement credits of $0.6 million.  For the nine months ended September 30, 2018 and 2017, no income tax expense was recognized in the United States due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

Overview

As of September 30, 2018, our current liabilities exceeded our current assets by $124.2 million and we had an accumulated deficit of $374.7 million. For the nine months ended September 30, 2018, we had a net loss of $70.3 million and we do not expect to be profitable for the year ending December 31, 2018. As of September 30, 2018, we had available cash, cash equivalents and restricted cash of $23.9 million.

A key component of our business model requires that substantially all customers prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $143.6 million that is included in current liabilities as of September 30, 2018. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to customers are currently limited to approximately 35% of the related deferred revenue based on our gross margin of 65% for the three months ended September 30, 2018.

Refinancing

On July 19, 2018, we completed a private placement (the “Private Placement”) of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock for cash proceeds of $133.0 million (after taking into account a discount of $7.0 million to the initial liquidation preference of the shares of Series A Preferred Stock but before transaction costs associated with the Private Placement). In connection with the Private Placement, we incurred total transaction costs of $4.6 million, including costs incurred on behalf of the Purchasers. After deduction of total transaction costs, the net proceeds from the Private Placement were $128.4 million. We accounted for the issuance of the capital stock based on the relative value of the Series A Preferred Stock and the Common Stock. Accordingly, the resulting discount attributable to the Series A Preferred Stock is being accreted for the calculation of earnings per share. Substantially all of the $133.0 million of cash proceeds were used to repay and terminate our Credit Facility for a total of $132.8 million, which consisted of the following (in thousands):

Contractual principal and exit fees:
Principal balance	$102,576
Mandatory trigger event exit fees	13,624
Mandatory consulting	2,000

Subtotal	118,200
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,073

Total cash termination payments	$132,830

Upon termination of the Credit Facility, the restrictions related to the restricted cash control account were eliminated and the related funds are classified as cash and cash equivalents as of September 30, 2018. This refinancing improves our liquidity and capital resources whereby future financing cash payments are expected to be limited to annual cash dividends ranging from $14.2 million to $16.0 million over the 5-year period beginning on the issuance date. In order to illustrate the expected improvement in our cash flow and liquidity, the table below provides a breakdown of cash payments for dividends for the initial 12-month period that the Series A Preferred Stock is outstanding, as compared to cash payments that would have been required if the Credit Facility had remained in place for the entirety of the 12-months ending June 30, 2019 (in thousands):

	Series A	Credit
	Preferred	Facility

Dividends payable in cash at 10.0%	$14,200	$-
Contractual principal and exit fees:
Principal	-	15,000
Mandatory consulting	-	2,000
Interest payable in cash at 12.0%	-	11,800
Collateral monitoring fees	-	2,470
Unused line fee	-	890
Annual agent and loan service fee	-	450
Amendment and other fees incurred in 2017	-	6,250

Total cash payments	$14,200	$38,860

As shown above, our future cash payments were reduced from $38.9 million that would have been payable under the Credit Facility to $14.2 million for the Series A Preferred Stock, an improvement of approximately $24.7 million for the initial 12-month period after the closing of the Private Placement.

The holders of Series A Preferred Stock are entitled to a Cash Dividend of 10.0% per annum and a PIK Dividend of 3.0% per annum for the first five years following the closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. Assuming no redemptions of the Series A Preferred Stock and no conversions to Common Stock, the following Cash Dividends and PIK Dividends (settled through issuance of additional shares of Series A Preferred Stock) are expected to accrue through the fifth anniversary of the closing date on July 19, 2023 (in thousands):

	Cash	PIK	Total

Fourth Quarter of 2018	$3,525	$1,055	$4,580
Year Ending December 31:
2019	14,351	4,305	18,656
2020	14,787	4,436	19,223
2021	15,235	4,571	19,806
2022	15,697	4,709	20,406
January 1, 2023 through July 19, 2023	8,839	2,652	11,491
Total	$72,434	$21,728	$94,162

We have a note payable to GP Sponsor with a face amount of $3.0 million and a carrying amount of $2.7 million as of September 30, 2018. This obligation was originally due when the outstanding principal balance under the Credit Facility was less than $95.0 million. In June 2018, we entered into an amendment whereby the parties agreed to change the maturity date to January 4, 2019, contingent upon the closing of the Private Placement. Accordingly, this obligation is expected to be repaid from existing capital resources on the due date.

For the next 12 months, we believe that cash, cash equivalents, and restricted cash of $23.9 million as of September 30, 2018, plus future cash flow from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures, cash dividends of $14.2 million, the GP Sponsor note payable for $3.0 million, and other contractual obligations consisting of operating and capital lease payments in the aggregate amount of $5.6 million that are due within the next 12 months.

Please refer to Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further details about the Series A Preferred Stock including (i) mandatory redemption rights, (ii) the security agreement and Convertible Notes that may become payable pursuant to certain redemption provisions, (iii) rights to convert to shares of Common Stock, (iv) registration rights, and (v) voting rights and preferences in liquidation.

Debt

Our debt obligations consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	2018	2017

Contractual obligations under Credit Facility	$-	$139,544
Debt discount and issuance costs, net	-	(59,490)

Credit Facility, net of discount	-	80,054
Note payable to GP Sponsor, net of discount	2,735	2,059

Total	2,735	82,113
Less current maturities	(2,735)	(15,500)

Long-term debt, net of current maturities	$-	$66,613

For additional information about our debt obligations, please refer to Note 4 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017	Change

Net cash provided by (used in):
Operating activities	$17,551	$30,763	$(13,212)
Investing activities	(890)	(1,074)	184
Financing activities	(31,586)	(42,887)	11,301

Cash Flows Provided by Operating Activities

A key component of our business model requires that customers typically prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. For the nine months ended September 30, 2018 and 2017, cash flows provided by operating activities amounted to $17.6 million and $30.8 million, respectively. The key components in the calculation of our cash provided by operating activities for the nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	2018	2017	Change

Net loss	$(70,307)	$(49,374)	$(20,933)
Non-cash and non-operating expenses, net	83,325	58,101	25,224
Changes in operating assets and liabilities, net	4,533	22,036	(17,503)

Total	$17,551	$30,763	$(13,212)

For the nine months ended September 30, 2018, net non-cash and non-operating expenses of $83.3 million for the nine months ended September 30, 2018, included the write-off of DDIC of $54.5 million (of which $47.4 million was due to the payoff of the Credit Facility), accretion and amortization expense of $13.1 million, make-whole applicable premium of $10.4 million (of which $7.3 million related to payoff of the Credit Facility), stock-based compensation expense of $3.1 million, PIK interest expense of $1.9 million, depreciation and amortization expense of $1.4 million, and write-off of deferred debt financing costs of $0.7 million. These non-cash and non-operating expenses total $85.1 million for the nine months ended September 30, 2018 and were partially offset by a $1.6 million gain on the change in fair value of embedded derivatives and a deferred income tax benefit of $0.2 million.

For the nine months ended September 30, 2018, net changes in operating assets and liabilities provided $4.5 million of operating cash flow primarily due to customer cash collections that resulted in a decrease in accounts receivable of $20.2 million, partially offset by (i) a reduction in deferred revenue of $5.8 million, (ii) a reduction in the deferred insurance settlement liability of $8.0 million, (iii) an increase in prepaid expenses and other of $1.1 million, and (iv) a decrease in accounts payable and accrued liabilities of $0.7 million.

Non-cash and non-operating expenses of $58.1 million for the nine months ended September 30, 2017, included accretion and amortization expense of $19.4 million, a loss from the change in fair value of redeemable warrants of $14.1 million, a loss from the change in fair value of embedded derivatives of $4.4 million, the write-off of DDIC of $9.9 million and make-whole applicable premium of $4.6 million (both of which were due to mandatory principal payments under the Credit Facility), PIK interest expense of $2.0 million, stock-based compensation expense of $1.9 million, depreciation and amortization expense of $1.5 million, and other non-cash expenses of $0.4 million. For the nine months ended September 30, 2017, net changes in operating assets and liabilities provided $22.0 million of operating cash flow primarily due to (i) customer cash collections that resulted in a decrease in accounts receivable of $21.7 million, (ii) an increase in the deferred insurance liability of $13.2 million, and (iii) an increase in accounts payable and other accrued liabilities of $0.8 million. These favorable changes in operating assets and liabilities totaled $35.7 million and were partially offset by a reduction in deferred revenue of $12.0 million, and an increase in prepaid expenses and other of $1.7 million.

Cash Flows Used in Investing Activities

Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $0.9 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively. From June 2016 when we entered into the Credit Facility until the termination of the Credit Facility in July 2018, we were subject to covenants in the Credit Facility that restricted our capital expenditures.

For the nine months ended September 30, 2018, capital expenditures of $0.9 million included $0.5 million primarily for new computer equipment at our U.S. facilities, and $0.3 million for computer equipment and software for our facility in India, and $0.1 million for computer equipment and software at our facility in Brazil. For the nine months ended September 30, 2017, capital expenditures of $1.1 million consisted of $0.3 million for new computer equipment at our U.S. facilities, leasehold improvements and equipment of $0.6 million for our larger facility in Brazil, and $0.2 million for computer equipment for our facility in India.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018, cash used in financing activities was $31.6 million. For the nine months ended September 30, 2018, we had $134.3 million of sources of cash from financing activities that consisted of $133.0 million of proceeds from the issuance of Series A Preferred Stock and Common Stock in the Private Placement, and $1.3 million from the exercise of stock options. For the nine months ended September 30, 2018, our financing activities resulted in cash outflows that totaled $165.9 million. The key uses of cash from financing activities consisted of (i) payments under the Credit Facility for principal and other contractual obligations of $145.4 million, (ii) make-whole applicable premium payments of $10.4 million, (iii) payments for DDIC and other financing costs of $5.7 million, (iv) payments for deferred offering costs related to the Private Placement of $3.9 million, and (v) principal payments under capital lease obligations of $0.5 million. Principal payments under the Credit Facility consisted of a mandatory prepayment in April 2018 of $17.9 million from collection of the Rimini I appeal award, $2.0 million of mandatory consulting fees under the Credit Facility in June 2018, scheduled principal payments of $7.3 million, and a cash payment of $118.2 million upon payoff of the Credit Facility on July 19, 2018. Payments for DDIC and other financing costs totaled $5.7 million, which consisted of $5.0 million of Credit Facility amendment fees that were incurred in 2017, and $0.7 million related to an unsuccessful debt financing that was charged to expense for the nine months ended September 30, 2018. Payments for deferred offering of $3.9 million were related to the Private Placement.

Cash used in financing activities of $42.9 million for the nine months ended September 30, 2017 was primarily attributable to principal payments of $37.0 million and make-whole applicable premium payments of $4.6 million under the Credit Facility, and principal payments under capital lease obligations of $0.6 million. For the nine months ended September 30, 2017, principal payments include a mandatory prepayment in April 2017 of $14.1 million from the deferred insurance settlement, $4.0 million from the 75% of Excess Cash Flow requirement under the Credit Facility for the first quarter of 2017, $2.5 million required under the Third Amendment in May 2017, $2.0 million of mandatory consulting fees under the Credit Facility, $0.9 million from customer prepayments received, and scheduled principal payments of $13.5 million. Other uses of cash for the nine months ended September 30, 2017 consisted of payments for debt issuance costs related to amendments to the Credit Facility of $0.3 million and payment of deferred offering costs related to the reverse recapitalization of $0.7 million. For the nine months ended September 30, 2017, the sole source of cash from financing activities consisted of proceeds from the exercise of stock options of $0.4 million.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of September 30, 2018, we had cash and cash equivalents of $3.9 million in our foreign subsidiaries.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

For the three months ended September 30, 2018, the only material change to the critical accounting policies as disclosed in Item 7 of our 2017 Form 10-K, is the following change related to our Series A Preferred Stock that was issued on July 19, 2018.

Accounting for Series A Preferred Stock

Series A Preferred Stock is classified as mezzanine equity in our consolidated balance sheet since the holders have conditional redemption rights beginning in July 2023 (and earlier under certain circumstances). Discounts and incremental and direct costs incurred to consummate the Private Placement were allocated pro rata between the Series A Preferred Stock and the common stock issued based on the relative fair value on the Closing Date. The discount related to our Series A Preferred Stock is being accreted using the effective interest method. Accordingly, the carrying value of the Series A Preferred Stock is being increased with a corresponding reduction in additional paid-in capital from the issuance date of July 19, 2018 until the first redemption date of July 19, 2023, when the carrying value will be equal to the aggregate liquidation preference. Accretion and accrued dividends are treated as a deduction in the calculation of earnings applicable to common stockholders. We record a liability for dividends in the period incurred.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated approximately 36% and 31% of our revenue from our international business for the three months ended September 30, 2018 and 2017, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of September 30, 2018, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

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

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al v. Rimini Street, Inc. et al (United States District Court for the District of Nevada) (“District Court”), against us and our Chief Executive Officer, Seth Ravin, alleging that certain of our processes violated Oracle’s license agreements with its customers and that we committed acts of copyright infringement and violated other federal and state laws (“Rimini I”). The litigation involved our business processes and the manner in which we provided our services to our clients. To provide software support and maintenance services, we request access to a separate environment for developing and testing the updates to the software programs. Prior to July 2014, PeopleSoft, J.D. Edwards and Siebel clients switching from Oracle to our enterprise software support systems were given a choice of two models for hosting the development and testing environment for their software: the environment could be hosted on the client’s servers or on our servers. In addition to other allegations, Oracle challenged the Rimini Street-hosted model for certain Oracle license agreements with its customers that contained use and site-based restrictions. Oracle alleged that its license agreements with these customers restrict licensees’ rights to provide third parties, such as Rimini Street, with copies of Oracle software, and to restrict where a licensee physically may install the software. Oracle alleged that, in the course of providing services, we violated such license agreements and illegally downloaded software and support materials without authorization. Oracle further alleged that we impaired its computer systems in the course of downloading materials for our clients. Oracle filed amended complaints in April 2010 and June 2011. Specifically, Oracle’s amended complaint asserted the following causes of action: copyright infringement; violations of the Federal Computer Fraud and Abuse Act; violations of the Computer Data Access and Fraud Act; violations of Nevada Revised Statute 205.4765; breach of contract; inducing breach of contract; intentional interference with prospective economic advantage; unfair competition; trespass to chattels; unjust enrichment/restitution; unfair practices; and a demand for an accounting. Oracle’s amended complaint sought the entry of a preliminary and permanent injunction prohibiting us from copying, distributing, using, or creating derivative works based on Oracle Software and Support Materials except as allowed by express license from Oracle; from using any software tool to access Oracle Software and Support Materials; and from engaging in other actions alleged to infringe Oracle’s copyrights or were related to its other causes of action. The parties conducted extensive fact and expert discovery from 2010 through mid-2012.

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

A jury trial in Rimini I commenced in September 2015. On October 13, 2015, the jury returned a verdict against us finding that (i) we were liable for innocent copyright infringement, (ii) we and Mr. Ravin were each liable for violating certain state computer access statutes, (iii) Mr. Ravin was not liable for copyright infringement, and (iv) neither we nor Mr. Ravin were liable for inducing breach of contract or intentional interference with prospective economic advantage. The jury determined that the copyright infringement did not cause Oracle to suffer lost profits, that the copyright infringement was not willful, and did not award punitive damages. Following post-trial motions, Oracle was awarded a final judgment of approximately $124.4 million, consisting of copyright infringement damages based on the fair market value license damages theory, damages for violation of certain state computer access statutes, prejudgment interest and attorneys’ fees and costs. In addition, the District Court entered a permanent injunction prohibiting us from using certain processes – including processes adjudicated as infringing at trial – that we ceased using no later than July 2014. We paid the full judgment amount of approximately $124.4 million to Oracle on October 31, 2016 and appealed the case to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) to appeal items (i) and (ii) above, as well as the injunction, awards of attorney’s fees, non-taxable costs, and interest. We argued on appeal that the injunction is vague and contains overly broad language that could be read to cover some of our current business practices that were not adjudicated to be infringing at trial and should not have been issued under applicable law. On December 6, 2016, the Court of Appeals granted our emergency motion for a stay of the permanent injunction pending resolution of the underlying appeal and agreed to consider the appeal on an expedited basis. The Court of Appeals heard argument on July 13, 2017.

In January 2018, the Court of Appeals reversed certain awards totaling $50.3 million made in Oracle’s favor during and after our 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the appellate court in December 2016. The Court of Appeals reversed awards that we previously paid as part of the $124.4 million judgment, consisting of an award under state computer access statutes and taxable costs and interest totaling $21.3 million, Oracle’s attorneys’ fees of $28.5 million (that was subsequently remanded back to the District Court), and post-judgment interest of $0.5 million. In its opinion, the Court of Appeals, while affirming the finding of infringement against us (which the jury had found to be “innocent” infringement) for the processes that we ceased using no later than July 2014, also stated that we “provided third-party support for Oracle’s enterprise software, in lawful competition with Oracle’s direct maintenance services”. The Court of Appeals also vacated and remanded the injunction originally ordered by the District Court. As mandated by the Court of Appeals, on March 30, 2018 Oracle paid the Company $21.5 million for the reversal of the award under state computer access statutes and taxable costs and interest totaling $21.3 million, and post-judgment interest of $0.2 million. Additionally, by stipulation of the parties, in May 2018, Oracle deposited $28.5 million into account with the District Court pending a decision by the District Court on the remanded attorneys’ fees award.

On August 14, 2018, the District Court (i) imposed an injunction that was substantially identical to the injunction that the Court of Appeals had vacated in January 2018, and (ii) ordered the return to Oracle of the $28.5 million of escrow funds deposited by Oracle with the District Court in May 2018.

On August 15, 2018, we filed a notice of appeal of the District Court’s renewed injunction and its decision to return of the $28.5 million escrow to Oracle. We also filed in the District Court a motion to stay the injunction pending appeal. On September 12, 2018, the District Court denied the motion, but granted a temporary 60-day stay for the Company to obtain a stay with the Court of Appeals. On November 5, 2018, the Court of Appeals denied our motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of our appeal. We intend to continue pursuing our appeal of the injunction and the attorneys’ fee award.

On September 14, 2018, the Company filed a motion with the Court of Appeals, seeking a stay of the permanent injunction pending appeal and requesting a decision before the expiration of the temporary stay entered by the District Court. This motion is currently pending with the Court of Appeals. If the temporary stay of the injunction expires before a decision of the Court of Appeals on this issue, or if the Court of Appeals ultimately does not extend the stay during the pendency of the appeal, we could incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (described below) and that have not been found to be infringing. Briefing on our appeal to the Court of Appeals is expected to be completed in early 2019, and a hearing on our appeal has not yet been scheduled. We cannot predict whether our appeal will be successful.

In January 2018, we filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, we asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the trial court set the interest rate using a date that precedes the filing of the litigation, which resulted in an additional approximate amount of $20.2 million cost paid by us in October 2016. Second, we asked the Court of Appeals to rehear the award of non-taxable costs, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the Supreme Court of the United States (“the Supreme Court”) and resulted in us paying approximately $12.8 million that we would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, the Company filed a request for certiorari in the Supreme Court appealing the decision of the Court of Appeals on the non-taxable costs issue. On September 27, 2018, the Supreme Court granted the Company’s petition for a writ of certiorari. Briefing on our appeal is expected to be completed in early 2019. While there is currently no hearing date scheduled, a hearing is currently expected to occur during the first half of 2019. It is not possible at this time to predict whether our appeal will be successful.

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that our revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I but limited to new or existing clients for whom we provided support from the conclusion of Rimini I discovery in December 2011 until the revised support processes were fully implemented by July 2014, and (ii) new allegations that our revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, we filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code § 17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss our amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code § 17200 et seq. On February 14, 2017, we filed our answer and motion to dismiss Oracle’s third amended counterclaims. On March 7, 2017, Oracle filed a motion to strike our copyright misuse affirmative defense. By stipulation of the parties, the District Court granted our motion to file our third amended complaint to add claims arising from Oracle’s purported revocation of our access to its support websites on behalf of our clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss our third amended complaint on May 30, 2017, our opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the Court issued an order granting in part and denying in part our motion to dismiss Oracle’s third amended counterclaim. The Court granted our motion to dismiss as to count five, intentional interference with prospective economic advantage, and count eight unjust enrichment. On October 5, 2017, Oracle filed a motion for reconsideration of the Court’s September 22, 2017 Order. We filed our opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the Court issued an order granting in part and denying in part Oracle’s motion to dismiss our third amended complaint.

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

Fact discovery with respect to the above action substantially ended by March 2018 to accommodate witness or counsel availability, and expert discovery ended in September 2018. There is currently no trial date scheduled, and we do not expect a trial to occur in this matter earlier than 2021, but the trial could occur earlier or later than that. At this time, we do not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by us in connection with our claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter.

For counterclaims in Rimini II on which Oracle may prevail, while the Company believes an award for damages is not probable, we could be required to pay substantial damages for our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. Further, these outcomes may also trigger the mandatory redemption of all of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligations under our Convertible Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock, as provided in the Certificate of Designations for the Series A Preferred Stock and the Form of Convertible Note previously filed with the SEC. If we are obligated to pay substantial damages to Oracle or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay dividends due in respect of our Series A Preferred Stock or the indebtedness under the Convertible Notes. If we default in our payment obligations under the Convertible Notes and the indebtedness under the Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full and we could be forced into bankruptcy or liquidation.

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be rulings by the District Court in Rimini II and the Supreme Court and Court of Appeals in Rimini I in connection with hearings, motions, decisions and other matters, as well as other interim developments related to the litigations. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may decline. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue to vigorously litigate the appeal and petition in Rimini I and the claims and counterclaims in Rimini II, we are unable to predict the timing or outcome of these lawsuits. No assurance is or can be given that we will prevail on any appeal, claim or counterclaim.

See the section titled “Business—Legal Proceedings” in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 15, 2018 and Note 7 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

Subject to the final outcome of the appeals, during 2016 we paid the Rimini I final judgment of $124.4 million in full and in March 2018 recovered $21.3 million plus $0.2 million of post-judgment interest. Any additional recovery of any part of the judgment will depend on the outcome of the appeals. If the permanent injunction is reinstated and upheld on further appeal in Rimini I, we estimate it will cost us between 1% and 2% of revenue to further modify our support processes to comply with the terms of the injunction as ordered by the District Court. In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. For the nine months ended September 30, 2018, approximately 70% of our total revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for just PeopleSoft software was approximately 18% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation and Rimini I appeal. Should Oracle prevail on its claims in Rimini II or should an injunction be entered in the future in either litigation, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our ongoing litigation with Oracle presents challenges for growing our business.

 We have experienced challenges growing our business as a result of our ongoing litigation with Oracle. Many of our existing and prospective clients have expressed concerns regarding our ongoing litigation and, in some cases, have been subjected to subpoenas, depositions and various negative communications by Oracle in connection with the litigation. We have experienced in the past, and may continue to experience in the future, volatility and slowness in acquiring new clients, as well as clients not renewing their agreements with us, due to these challenges relating to our ongoing litigation with Oracle. Further, certain of our prospective and existing clients may be subject to additional subpoenas, depositions and negative communications from software vendors. We have taken steps to minimize disruptions to our existing and prospective clients regarding the litigation, but we continue to face challenges growing our business while the litigation remains ongoing. In certain cases, we have agreed to pay certain liquidated damages to our clients if the Company is no longer able to provide services to these clients, and/or reimburse our clients and our former lenders for their reasonable legal fees incurred in connection with any litigation-related subpoenas and depositions or to provide certain client indemnification or termination rights if any outcome of litigation results in our inability to continue providing any of the paid-for services. In addition, we believe the length of our sales cycle is longer than it otherwise would be due to prospective client diligence on possible effects of the Oracle litigation on our business. We cannot assure you that we will continue to overcome the challenges we face as a result of the litigation and continue to renew existing clients or secure new clients.

Additionally, the existence of this ongoing litigation, as well as the federal grand jury inquiry as discussed below initiated in March 2018, could negatively impact the value of our equity securities, could negatively impact our ability to raise additional equity or debt financing by creating challenges to providing satisfactory due diligence to potential investors or lenders to enable the evaluation of risk as well as could necessitate economic terms of any equity or debt financing that are more favorable to investors or lenders than otherwise in the absence of such conditions, in connection with any financing completed by the Company, if at all.

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

On March 2, 2018, we received a subpoena directing us to produce to a federal grand jury certain communications and documents relating to the Company’s support for certain software systems and certain related operational practices. We are cooperating with the governmental inquiry but cannot predict its ultimate resolution. Responding to the subpoena has caused us to incur substantial legal costs to date, and we will continue to incur legal costs until this inquiry is complete. A governmental inquiry and any legal proceedings instituted involving us, if any, from such inquiry, would require us to incur further legal costs, and if adversely determined, may ultimately result in the imposition of fines or other penalties. The mere fact of a grand jury inquiry regardless of merit or outcome could have a negative impact on our future revenue, revenue growth, client acquisition and retention, and our prospects to obtain new or alternative financing. Any such resulting material costs and expenses or other penalties could have a material adverse effect on our financial condition and results of operations.

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

We incurred net losses of $45.3 million, $12.9 million and $53.3 million in 2015, 2016 and 2017, respectively. We incurred a net loss of $70.3 million for the nine months ended September 30, 2018, and we had an accumulated deficit of $374.7 million as of September 30, 2018. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our revenue grew from $154.7 million for the nine months ended September 30, 2017 to $185.1 million for the nine months ended September 30, 2018, representing a period-over-period increase of 20%. Our revenue grew from $160.2 million for the year ended December 31, 2016 to $212.6 million for the year ended December 31, 2017, representing a period-over-period increase of 33%. The year-over-year decline in our revenue growth rates was due primarily to covenants of our former Credit facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017. In addition, beginning in the second quarter of 2017, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

•	price our products and services effectively so that we are able to attract new clients and retain existing clients without compromising our profitability;
•	introduce our products and services to new geographic markets;

•	introduce new enterprise software products and services supporting additional enterprise software vendors, products and releases;
•	satisfactorily conclude the Oracle litigation and any other litigation that may occur and our governmental inquiry; and
•	increase awareness of our company, products and services on a global basis.

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

Our former Credit Facility, which was repaid and terminated in July 2018, included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017. An October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and we expect further increases in the second half of 2018 following the termination of the Credit Facility. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into the revenue growth rates experienced in the first half of 2017. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain actions by our competitors. As a result, our quarter over quarter growth in revenue has decreased over time from approximately 42% for the first quarter of 2017 to 17% for the third quarter of 2018. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 17% for the third quarter of 2018 versus the comparable period in 2017 is expected to result in similar or potentially relatively lower revenue growth rates at least through 2019 or longer if our investment in sales and marketing does not result in increased sales activity.

Our failure to generate significant capital or raise additional capital necessary to fund and expand our operations and invest in new services and products could reduce our ability to compete and could harm our business.

We may need to raise additional capital beyond funds raised from our issuance and sale of Series A Preferred Stock in July 2018 if we cannot fund our growth sufficiently through our operating cash flows. Should this occur, we may not be able to obtain debt or additional equity financing on favorable terms, if at all. We are also subject to certain restrictions for future financings as discussed in the risk factor “Our Series A Preferred Stock and Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations that are currently effective or become effective upon certain events, which limit our flexibility in operating our business”. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our Common Stock could decline. If we engage in debt financings, the holders of the debt securities would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

•	maintain our operations;
•	develop or enhance our products and services;
•	continue to expand our sales and marketing functions;
•	devote resources to research and development activities;
•	acquire complementary technologies, products or businesses;
•	expand operations, in the United States or globally;
•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could impact our ability to grow our revenue and seriously harm our business, financial condition and results of operations.

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

For example, as described further in the section titled “Risk Factors—Risks Related to Litigation” above, we are engaged in litigation with Oracle relating in part to copyright infringement claims. See the risk factor “We and our Chief Executive Officer are involved in litigation with Oracle. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results” above for additional information regarding the Rimini I and Rimini II cases.

We rely on our management team and other key employees, including our Chief Executive Officer, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including Seth Ravin, our Chief Executive Officer, and other key employees. Since 2008, Mr. Ravin has been under the regular care of a physician for kidney disease, which includes ongoing treatment. During this time, Mr. Ravin has continuously performed all of his duties as Chief Executive Officer of our company on a full-time basis. Although Mr. Ravin’s condition has not had any impact on his performance in his role as Chief Executive Officer or on the overall management of the company, we can provide no assurance that his condition will not affect his ability to perform the role of Chief Executive Officer in the future. In addition, from time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We may terminate any employee at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not maintain key man life insurance on any of our employees. The loss of one or more of our key employees could harm our business.

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

As a subscription-based business, we recognize revenue over the service period of our contracts. As a result, much of our reported revenue each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our products and services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new sales, renewals or extensions of our service agreements will not be reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable service contract term.

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

Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters, security breaches or a result of any other issues, whether accidental or willful, could harm our relationships with clients and cause our revenue to decrease and our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors, in turn, could further reduce our revenue, subject us to liability, cause us to pay liquidated damages, issue credits or cause clients not to renew their agreements with us, any of which could materially adversely affect our business.

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

Our quarterly results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Historically, our sales cycle has been tied to the renewal dates for our clients’ existing and prior vendor support agreements for the products that we support. Because our clients make support vendor selection decisions in conjunction with the renewal of their existing support agreements with Oracle and SAP, among other enterprise software vendors, we have experienced an increase in business activity during the periods in which those agreements are up for renewal. Because we have introduced and intend to continue to introduce products and services for additional software products that do not follow the same renewal timeline or pattern, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. Also, if we are unable to engage a potential client before its renewal date for software support services in a particular year, it will likely be at least another year before we would have the opportunity to engage that potential client again, given that such potential client likely had to renew or extend its existing support agreement for at least an additional year’s worth of service with its existing support provider. Furthermore, our existing clients generally renew their agreements with us at or near the end of each calendar year, so we have also experienced and expect to continue to experience heavier renewal rates in the fourth quarter. In addition to the other risks described herein, factors that may affect our quarterly results of operations include the following:

•	changes in spending on enterprise software products and services by our current or prospective clients;
•	pricing of our products and services so that we are able to attract and retain clients;
•	acquisition of new clients and increases of our existing clients’ use of our products and services;
•	client renewal rates and the amounts for which agreements are renewed;
•	budgeting cycles of our clients;
•	changes in the competitive dynamics of our market, including consolidation among competitors or clients;
•	the amount and timing of payment for operating expenses, particularly sales and marketing expenses and employee benefit expenses, as well as the quarterly Cash Dividends required to be made on our Series A Preferred Stock;
•	the amount and timing of non-cash expenses, including stock-based compensation, in-kind dividends on our Series A Preferred Stock and other non-cash charges;
•	the amount and timing of costs associated with recruiting, training and integrating new employees;
•	the amount and timing of cash collections from our clients;
•	unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;
•	the amount and timing of our legal costs, particularly related to our litigation with Oracle;
•	changes in the levels of our capital expenditures; foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our global markets.

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

Due to the collection of cash from our customers before services are provided, our revenue is recognized over future periods when there are no corresponding cash receipts from such customers. Accordingly, our future liquidity is highly dependent upon the ability to continue to attract new customers and to enter into renewal arrangements with existing customers. If we experience a decline in orders from new customers or renewals from existing customers, our revenue may continue to increase while our liquidity and cash levels decline. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of declines in orders from new customers or renewals from existing customers may not be fully reflected in our results of operations and cash flows until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance or liquidity.

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

Our headcount and operations have grown substantially in recent years. We increased the number of full-time employees from 842 as of December 31, 2016 to 928 as of December 31, 2017 to 1,092 as of September 30, 2018. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $49.6 million for the nine months ended September 30, 2017 to $65.7 million for the nine months ended September 30, 2018, an increase of $16.1 million or 32%. We currently have subsidiaries and operations outside of North America in Australia, Brazil, China, France, Germany, India, Israel, Japan, Korea, New Zealand, Singapore, Sweden and the United Kingdom, which focus primarily on selling our services in those regions.

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

If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our results of operations and liquidity could be adversely affected.

Because our recent growth has resulted in the rapid expansion of our business, we do not have a long history upon which to base forecasts of future operating revenue. In addition, the variability of the sales cycle for the evaluation and implementation of our products and services, which typically has been six to twelve months once a client is engaged, may also cause us to experience a delay between increasing operating expenses for such sales efforts, and the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our results of operations and liquidity in future reporting periods may be significantly below the expectations of the public market, securities analysts or investors, which could negatively impact the price of our Common Stock.

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

Our current revenue is primarily derived from the provision of support services for Oracle and SAP enterprise software products. If other enterprise software vendors, products and releases emerge to take substantial market share from current Oracle and SAP products and releases we support, and we do not provide products or services for such vendors, products or releases, demand for our products and services may decline or our products and services may become obsolete. Developing new products and services to address different enterprise software vendors, products and releases could take a substantial investment of time and financial resources, and we cannot guarantee that we will be successful. If fewer clients use enterprise software products for which we provide products and services, and we are not able to provide services for new vendors, products or releases, our business may be adversely impacted.

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

As a global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding the accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation, and may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation (GDPR), which came into application in the European Union (EU) on May 25, 2018, creates a broad range of new compliance requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We generally comply with industry standards and strive to comply with all applicable laws and other legal obligations relating to privacy and data protection, but it is possible that these laws and legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices. Compliance with such laws and other legal obligations may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, potential fines and other expenses related to such governmental actions, result in an order requiring that we change our data practices or business practices, and could cause our customers to lose trust in us, any of which could have an adverse effect on our business.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status before that time, including if the market value of our Common Stock held by non-affiliates exceeds $700 million as of June 30 of future years, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the market prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market prices of our securities may be more volatile.

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

If we are not able to maintain an effective system of internal control over financial reporting, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price. For the years ended December 31, 2016 and 2015, material weaknesses in our internal control over financial reporting were identified. While we remediated these material weaknesses during the years ended December 31, 2017 and 2016, we cannot provide assurance that material weaknesses will not occur in the future.

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

As of December 31, 2017, we believe that we have remediated all of the material weaknesses discussed above. With respect to controls over revenue accounting procedures, we intend to work on automating our processes, especially around the new FASB revenue accounting standard, as well as to continue to enhance our review processes around new and renewal contracts. We cannot provide assurance that these or other material weaknesses may not occur in the future.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change”. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws in the United States. Future issuances of our capital stock, including the private placement of Series A Preferred Stock and Common Stock in July 2018, could cause a Section 382 “ownership change”. We expect to complete our evaluation in the fourth quarter of 2018 of whether or not a Section 382 “ownership change” has occurred. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Accounting for revenue from sales of subscriptions to software products and services is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve when the new standard on revenue recognition is implemented. The new revenue recognition standard takes effect for us beginning on January 1, 2019. We believe we are on schedule to be substantially complete with our implementation efforts by the first quarter of fiscal 2019. We have not completed our evaluation to determine the impact that adoption of this standard will have on our consolidated financial statements.

In addition, in February 2016 the FASB issued ASU No. 2016-02, Leases, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. Under the new guidance, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by the management, will also be required. The new lease guidance will take effect for us beginning on January 1, 2020. Early adoption is permitted, and we have the option to either (i) adopt retrospectively to each prior reporting period presented upon initial adoption, or (ii) apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative effect adjustment to accumulated deficit in the period of adoption without restating prior periods. We are still evaluating which transition approach will be implemented upon adoption of this standard. We have not completed our evaluation to determine the impact that adoption of this standard will have on our consolidated financial statements.

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

Our Series A Preferred Stock and Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations that are currently effective or become effective upon certain events, which limit our flexibility in operating our business.

While a specified minimum number of shares of Series A Preferred Stock or, if applicable, principal amount of Convertible Notes remain outstanding, holders owning a majority of the then outstanding shares of Series A Preferred Stock or principal outstanding under the Convertible Notes must consent to the issuance of debt other than “permitted indebtedness” which means (i) unsecured indebtedness, (ii) indebtedness classified and accounted for as capital leases in an aggregate amount not to exceed $3.5 million at any time outstanding, (iii) indebtedness with respect to credit cards and similar services or in respect of guarantees to customers or suppliers in the ordinary course of business, (iv) secured indebtedness assumed when a person becomes a subsidiary of the Company, provided that such secured indebtedness was not incurred in contemplation of such acquisition, merger or consolidation, such liens do not attach to assets of the Company other than the assets subject to such lien at the time of the transaction, and in any event does not exceed $3.0 million at any time outstanding, and (v) indebtedness secured by a lien not to exceed $1.0 million at any time outstanding, which (i) through (v) in the aggregate may not exceed the greater of (x) $20.0 million or (y) 5% of U.S. GAAP revenue (calculated on a quarterly basis as set forth in the Company’s annual report on Form 10-K or the Company’s quarterly reports on Form 10-Q, as applicable), for the 12 month period ending at the quarter-end immediately prior to the incurrence of such indebtedness.

The Convertible Notes contain customary covenants, including among others, a prohibition on the disposal (by merger, consolidation, liquidation or otherwise) of all or any part of the Company’s business, assets or property, subject to certain exceptions (i.e., sales of inventory in the ordinary course of business, non-exclusive licenses, etc.), and from the date upon which there is a redemption event causing redemption obligations to become principal under the Convertible Notes, restrictions on the Company’s ability to make certain payments with respect to its capital stock, subordinated and unsecured indebtedness and, at the option of a holder of a Convertible Note, requirements to deliver certain financial information to the holders at specified intervals, among others.

Upon the occurrence of an event of default under the Convertible Notes, the Noteholders would have the right to accelerate all obligations of the Company under the Convertible Notes, which obligations will immediately become due and payable. If such acceleration occurs prior to the three-year anniversary of the issuance of the Series A Preferred Stock, the Purchasers will also be entitled to a make-whole premium that provides the Purchasers with full yield maintenance as if the Convertible Notes were held until such three-year anniversary.

Risks Related to Capitalization Matters and Corporate Governance

Risks Related to our Preferred Stock and Common Stock, Warrants and Units

The price of our Common Stock, warrants and units may be volatile.

The price of our Common Stock, warrants and units may fluctuate due to a variety of factors, including:

•	developments in our continuing litigation with Oracle;
•	actions that may be taken by our holders of Series A Preferred Stock and the Convertible Notes;
•	any future equity or debt financing by us;
•	our ability to pay cash dividends payable upon our Series A Preferred Stock or to effectively service any outstanding debt obligations;
•	the announcement of new products or product enhancements by us or our competitors;
•	developments concerning intellectual property rights;
•	changes in legal, regulatory and enforcement frameworks impacting our products;
•	developments in the governmental inquiry instituted in March 2018 and any legal proceedings instituted involving us, if any, from such inquiry;
•	variations in our and our competitors’ results of operations;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances;
•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry
•	the level and changes in our year-over-year revenue growth rate;

•	the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•	any delisting of our Common Stock from Nasdaq Global Market (“Nasdaq”) due to any failure to meet listing requirements;
•	our Public Warrants and units are quoted on the OTC Pink Current Information Marketplace which is a significantly more limited market than Nasdaq; and
•	the general state of the securities market.

These market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance.

Our preferred stockholders and certain of our common stockholders can exercise significant control, which could limit your ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock and convertible Series A Preferred Stock outstanding as of October 1, 2018, nine of our stockholders have aggregate voting power of 85.9% of our outstanding capital stock As of October 1, 2018, on an as-converted basis, (i) approximately 33.0% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 17.1% of our outstanding voting capital stock is beneficially owned by Seth Ravin, our Chief Executive Officer, (iii) approximately 10.1% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., an exempted company incorporated in Bermuda, (iv) approximately 6.2% of our outstanding voting capital stock is owned by Thomas Shay, our Senior Vice President, Global Operations, and (v) five other holders of our Series A Preferred Stock have aggregate voting power representing approximately 19.5% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as in-kind dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 67.3% as of October 1, 2018.

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

We are obligated to register the resale of the Common Stock issuable upon conversion of, or issued as dividends upon, the Series A Preferred Stock or Convertible Notes, and take certain actions to facilitate the transfer and sale of such shares. Upon such registration, shares of Common Stock into which the Series A Preferred Stock or Convertible Notes are converted would be freely salable. The Common Stock issuable upon conversion may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens, the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market, or the perception that such sales might occur, will only further decrease the share price. If the share volume of our Common Stock cannot absorb converted shares sold by the holders of the Series A Preferred Stock, then the value of our Common Stock will likely decrease.

Any sale of large amounts of our Common Stock on the open market or in privately negotiated transactions could have the effect of increasing the volatility in the price of our Common Stock or putting significant downward pressure on the price of our Common Stock.

Any issuance of Common Stock upon conversion of the Series A Preferred Stock and/or exercise of warrants will cause dilution to existing stockholders and may depress the market price of our Common Stock.

Each outstanding share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 14.0 million shares of Common Stock on the issuance date of the Series A Preferred Stock and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a payment-in-kind dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A Preferred Stock into Common Stock after the three-year anniversary of the issuance of the Series A Preferred Stock if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

The issuance of Common Stock upon conversion of the Series A Preferred Stock may result in immediate and substantial dilution to the interests of our Common Stock holders since the holders of the Series A Preferred Stock may ultimately receive and sell all of shares issuable in connection with the conversion of such Series A Preferred Stock.

Further, the issuance of Common Stock upon exercise of warrants may result in immediate and substantial dilution to the equity interests of our existing common stockholders and might result in dilution in the tangible net book value of a share of a Common Stock, depending upon the price on which the additional shares are issued.

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

Our certificate of incorporation and bylaws, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•	a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•	the ability of our Board of Directors to issue shares of preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer, pursuant to which we have issued Series A Preferred Stock entitled to receive a liquidation preference and certain amounts in connection with a change of control of the company and other similar extraordinary transactions;

•	the limitation of the liability of, and the indemnification of our directors and officers;
•	the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•	the requirement that directors may only be removed from our Board of Directors for cause;
•	a prohibition on common stockholder action by written consent, which forces common stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•	the requirement that a special meeting of stockholders may be called only by our Board of Directors, the chairperson of our Board of Directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•	controlling the procedures for the conduct and scheduling of Board of Directors and stockholder meetings;
•	the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or our bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•	the ability of our Board of Directors to amend the bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•	advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

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

Other Risks Related to our Series A Preferred Stock and Convertible Notes

Our Series A Preferred Stock and related Convertible Notes have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Preferred Stock and Convertible Notes differing from those of our common stockholders.

In the event of our liquidation, dissolution or the winding up of our affairs, the holders of our Series A Preferred Stock have the right to receive a liquidation preference (the “Liquidation Preference”) entitling them to be paid out of our assets generally available for distribution to our equity holders, before any payment may be made to holders of any other class or series of capital stock, in an amount equal to the greater of (i) $1,000 plus accrued but unpaid dividends and (ii) the per share amount of all cash, securities and other property to be distributed in respect of the Common Stock such holder would have been entitled to receive for its Series A Preferred Stock on an as-converted basis. In the event of a liquidation, dissolution or winding up of our affairs prior to the three-year anniversary of the July 19, 2018 issuance of the Series A Preferred Stock, the holders of Series A Preferred Stock are entitled to a make-whole premium that provides them with full yield maintenance as if the shares of Series A Preferred Stock were held until the three-year anniversary of the Closing. To the extent principal amounts become outstanding under our Convertible Notes, such notes are entitled to similar preferential amounts upon such events.

In addition, the holders of our Series A Preferred Stock are entitled to (i) Cash Dividends of 10.0% per annum payable quarterly in arrears, and (ii) PIK Dividends of 3.0% per annum. The PIK dividend is accrued quarterly in arrears for the first five years following the issuance of the Series A Preferred Stock and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. To the extent principal amounts become outstanding under our Convertible Notes, such Convertible Notes are entitled to substantially the same payments in the form of interest (in lieu of dividends) payments.

Further, the holders of our Series A Preferred Stock also have redemption rights upon the occurrence of certain events any may trigger redemption obligations that become principal amounts under the Convertible Notes. Specifically, the Series A Preferred Stock is mandatorily redeemable, upon the election by the holders of a majority of the then-outstanding shares of Series A Preferred Stock, on or after the five-year anniversary of the issuance of the Series A Preferred Stock at a redemption price per share equal to the sum of (i) the Liquidation Preference per share plus (ii) an amount per share equal to accrued but unpaid dividends not previously added to the Liquidation Preference on such share of Series A Preferred Stock (the “Redemption Amount”). Any and all then-outstanding liquidation value of the Series A Preferred Stock plus any capitalized or unpaid accrued Dividends not previously included in the Liquidation Preference (the “Redemption Amount”) will be repaid in full in cash on such redemption date or satisfied in the form of obligations under the Convertible Notes issued concurrently with the issuance of the Series A Preferred Stock to collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the shares of Series A Preferred Stock. The Series A Preferred Stock will also become mandatorily redeemable by the holders at any time upon the reasonable determination of the holders of a majority of the Series A Preferred Stock then outstanding of the occurrence of a Material Adverse Effect or upon a Material Litigation Effect (as such terms are defined in the Certificate of Designations for the Series A Preferred Stock), with the Redemption Amounts automatically becoming payment obligations pursuant to the Convertible Notes with a concurrent cancellation of the shares of the Series A Preferred Stock.

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

These Dividend and Redemption Amount payment obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights described above could also result in divergent interests between the holders of shares of Series A Preferred Stock or Convertible Notes and the holders of our Common Stock.

Our ability to pay Cash Dividends on the Series A Preferred Stock may be limited under Delaware law or we may not have sufficient cash to pay Dividends to the holders of our Series A Preferred Stock or pay our redemption obligations (and potential Convertible Note payments) due upon the occurrence of a redemption event.

Under Delaware law, our Board of Directors may only declare and pay cash dividends on shares of our capital stock out of our statutory “surplus” (which is the amount equal to total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year. However, even if we are permitted under Delaware law to declare and pay Cash Dividends on the Series A Preferred Stock, we may not have sufficient cash to declare and pay Dividends in cash on the shares of Series A Preferred Stock or pay the Redemption Amounts due upon the occurrence of certain redemption events, causing there to be outstanding obligations under the Convertible Notes. The Convertible Notes contain customary restrictions on our ability to, among other things, make certain restricted payments with respect to our capital stock, subordinated indebtedness and unsecured indebtedness, consummate certain mergers, consolidations or dissolutions and make certain dispositions, subject to specific exclusions. The Convertible Notes also include customary obligations in respect of inspection, reporting, preservation of the security interest and indemnification.

Upon the occurrence of an Event of Default (as defined in the Convertible Notes), the holders of such Convertible Notes will have the right to accelerate all of our obligations thereunder, and such obligations will become immediately due and payable. In addition, if such acceleration occurs prior to the three-year anniversary of the issuance of the Series A Preferred Stock, the holders will also have the right to receive a make-whole premium thereunder.

If the indebtedness under the Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full and we could be forced into bankruptcy or liquidation.

There is no market for the Series A Preferred Stock or Convertible Notes and their value will be directly affected by the market price of our Common Stock, which may be volatile.

The Series A Preferred Stock has no established trading market and is not listed on any securities exchange, and we have no intention to list the Series A Preferred Stock on any securities exchange. Additionally, the Convertible Notes issued in respect of the redemption obligations for the Series A Preferred Stock are only transferable with the related shares of Series A Preferred Stock until certain events occur. To the extent that a secondary market for the Series A Preferred Stock develops, we believe that the market price of the Series A Preferred Stock will be significantly affected by the market price of our Common Stock. We cannot predict how shares of our Common Stock will trade in the future. The trading price of our Common Stock has been and is likely to continue to be volatile. The risk factors described elsewhere or incorporated by reference herein may cause the price of our Common Stock to fluctuate. In addition, the stock market has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of affected companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. These broad market fluctuations may adversely affect the market prices of our Common Stock, and, in turn, the value of the Series A Preferred Stock and Convertible Notes.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2018, the Board of Directors approved the issuance of 25,000 shares to the spouse of a deceased employee whose equity grants were forfeited. No consideration was paid for such shares, which were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. There were no other unregistered sales of the Company's equity securities during the three months ended September 30, 2018, other than as reported in the Company’s Current Report on Form 8-K filed on July 19, 2018.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

On November 6, 2018, the Board of Directors approved an amendment to the Annual Compensation Program for non-employee directors of the Company to provide for a grant of RSU’s with a value of $155,000, effective as of January 2, 2019. The RSU grants will vest 12 months after the grant date.

ITEM 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1*	Certificate of Designations of 13.00% Series A Redeemable Convertible Preferred Stock	8-K	001-37397	3.1	July 19, 2018
10.1*	Registration Rights Agreement, dated July 19, 2018	8-K	001-37397	10.1	July 19, 2018
10.2*	Form of Convertible Secured Promissory Note	8-K	001-37397	10.2	July 19, 2018
10.3*	Security Agreement, dated July 19, 2018	8-K	001-37397	10.3	July 19, 2018
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2†	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1†	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2†	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS†	XBRL Instance Document
101.SC†	XBRL Taxonomy Extension Schema
101.CA†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LA†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

*  Previously filed and incorporated herein by reference.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: November 8, 2018	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	/s/ Thomas B. Sabol
Name: Thomas B. Sabol
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)