Form 10-K
period 2018-12-31
Rimini Street, Inc.
filed 2019-03-14
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES☑ NO ☐
Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2018, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $66,690,000 based on the last reported sales price of $6.55 as quoted on the Nasdaq Capital Market on such date.
The registrant had approximately 65,200,000 shares of its $0.0001 par value Common Stock outstanding as of March 11, 2019.
Documents incorporated by reference
The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2019 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2019 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

Table of Contents

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•	the evolution of the enterprise software support landscape facing our customers and prospects;

•	our ability to educate the market regarding the advantages of our enterprise software support services and products;

•	estimates of our total addressable market;

•	projections of customer savings;

•	our ability to maintain an adequate rate of revenue growth;

•	our expectations about future financial, operating and cash flow results;

•	the sufficiency of future cash and cash equivalents to meet our liquidity requirements;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our ability to expand our leadership position in independent enterprise software support;

•	our ability to attract and retain customers;

•	our ability to further penetrate our existing customer base;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner, including our recently announced salesforce.com offerings;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to capitalize on changing market conditions including a market shift to hybrid and cloud/SaaS offerings for information technology environments;

•	our ability to develop strategic partnerships;

•	benefits associated with the use of our services;

•	our ability to expand internationally;

•	our ability to raise equity or debt financing in the future;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our intentions with respect to our pricing model;

•	cost of revenues, including changes in costs associated with production, manufacturing and customer support;

•	operating expenses, including changes in sales and marketing and general administrative expenses;

•	anticipated income tax rates;

•	sufficiency of cash to meet cash needs for at least the next 12 months, including quarterly cash dividends payable on the Series A Preferred Stock;

•	our ability to maintain our good standing with the United States and international governments and capture new contracts;

•	costs associated with defending intellectual property infringement and other claims, such as those claims discussed in the section titled “Business—Legal Proceedings”;

•	the final amount and timing of any refunds from Oracle related to our litigation;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies;

•	the effects of seasonal trends on our results of operations, and

•	other risks and uncertainties, including those discussed under "Risk Factors" in Part 1, Item 1A of this Report.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing market. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we

-ii-

may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Business Overview

Rimini Street, Inc. is a global provider of enterprise software support products and services, and the leading independent software support provider for Oracle and SAP products, based on both the number of active clients supported and recognition by industry analyst firms. We founded our company to disrupt and redefine the enterprise software support market by developing and delivering innovative new products and services that fill a then unmet need in the market. We believe we have achieved our leadership position in independent enterprise software support by recruiting and hiring experienced, skilled and proven staff; delivering outcomes-based, value-driven and award-winning enterprise software support products and services; seeking to provide an exceptional client-service, satisfaction and success experience; enabling clients to follow a business-driven roadmap aligned with their business objectives that better supports competitive advantage and growth; and continuously innovating our unique products and services by leveraging our proprietary knowledge, tools, technology and processes.

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2018, SAP reported that support revenue represented approximately 44% of its total revenue and, for fiscal 2018, Oracle reported a margin of 86% for cloud services and license support.

 We believe that software vendor support is an increasingly costly model that has not evolved to offer licensees the responsiveness, quality, breadth of capabilities or value needed to meet the needs of licensees. Organizations are under increasing pressure to reduce their IT costs while also delivering improved business performance through the adoption and integration of emerging technologies, such as mobile, virtualization, internet of things (“IoT”) and cloud computing. Today, however, the majority of IT budget is spent operating and maintaining existing infrastructure and systems, in part as a result of software vendor policies and support models that are designed to benefit the vendor and force organizations to follow a vendor-dictated roadmap. As a result, we believe organizations are increasingly seeking ways to create competitive advantage and growth by redirecting budgets from expensive maintenance programs and costs to new technology investments that provide greater strategic value. Our software products and services help clients achieve these objectives by reducing the total cost of support.

As of December 31, 2018, we employed approximately 1,080 professionals and supported over 1,800 active clients globally, including 81 Fortune 500 companies and 20 Fortune Global 100 companies, across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and currently have wholly-owned subsidiaries in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $252.8 million, $212.6 million and $160.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, representing a year-over-year increase of 19% and 33% for 2018 and 2017, respectively. We have a history of losses, and as of December 31, 2018, we had an accumulated deficit of $372.4 million. We had net losses of $68.0 million, $53.3 million and $12.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. We generated approximately 65% of our revenue in the United States and approximately 35% of our revenue from our international business for the year ended December 31, 2018.

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

We believe enterprise software vendors have historically been the primary providers of software support services for their products, enabling such vendors to dictate which products and releases are supported and for how long, the scope of support services offered, service levels, terms and pricing. We believe the lack of credible competitors of any scale left software licensees with little choice but to agree to the software vendors’ terms of service, or risk potential tax, legal and regulatory non-compliance or failures of critical systems that require knowledge and skill sets beyond a licensee’s own abilities to resolve. Some software vendor support customers may be required to perform expensive and disruptive upgrades to newer product releases - even if they find no business value in doing so - just to remain eligible to receive full support.

Today, we believe many organizations are defining business-driven roadmaps that better enable competitive advantage and growth by combining different software under perpetual licenses and subscription licenses into an integrated business platform that is deployed across their own systems and cloud providers, commonly referred to as hybrid IT environments. For these organizations, the cost of operating and supporting their hybrid IT environments consumes too many financial and labor resources and prevents the strategic investment that is needed to compete effectively, grow revenue and improve margins.

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

Our current software support products and service offerings cover a broad range of enterprise software vendors, product families and product lines. In the future, we intend to expand our support to new vendors and products in order to meet the growing and diverse needs of our clients. The table below sets out the vendors and products we currently support:

Supported Vendor and Product Family	Supported Product Lines
IBM DB2 Database	All
Microsoft SQL Server Database	All
Oracle Siebel	All
Oracle PeopleSoft	HCM, FIN, CRM, EPM, SRM, SCM, Public Sector, and Campus Solutions
Oracle J.D. Edwards	HCM, Financials, Distribution and Manufacturing (World and EnterpriseOne)
Oracle E-Business Suite	All
Oracle Retail	Retek Merchandising Operations Management (MOM), Merchandise Planning & Optimization, Supply Chain Planning and Execution
Oracle Database	All
Oracle Fusion Middleware	All
Oracle Hyperion	Hyperion Planning, Essbase, Financial Management, Financial Close Management, Strategic Finance and Financial Management Analytics
Salesforce	Salesforce Sales Cloud and Salesforce Service Cloud
SAP Business Suite	R/3, ECC
SAP S/4HANA	All
SAP HANA Database	All
SAP Sybase Database	SAP ASE, SAP Advantage Server, SAP IQ, SAP SQL Anywhere
SAP Business Objects	Business Objects Enterprise, Advanced Analysis, Interactive Analysis (Web Intelligence), Explorer, Dashboard Design (Xcelsius) and Crystal Reports
Oracle Agile	All
Oracle ATG Web Commerce	Campaign Optimizer, Outreach, MDEX Engine 6.5, Oracle Commerce Guided Search (Endeca Search) and Experience Manager

When we provide base software support for a perpetual license, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to approximately 25% of the annual fees charged by the software vendor for their base support. For support services relating to a subscription license, we generally offer our clients support and managed services for a fee based on the scope of the deployment and desired outcomes. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks for engineers accessing the client’s system than our standard employment security background check process. Rimini Street Extra Secure Support is an additional fee added to our base or supplemental support fee, and priced at approximately 1% of the software vendor’s annual fees for base maintenance for perpetual licenses and priced at approximately 2% of the subscription fees for subscription licenses. Subscriptions for additional software products and services are available, designed to meet specific client needs and provide exceptional value for the fees charged.

Since our inception over 13 years ago, we have invested significant resources developing our proprietary knowledge, software tools and processes to meet the growing needs of our clients. During the year ended December 31, 2018, we have delivered approximately 50,000 tax, legal and regulatory updates to our global client base. We believe that we offer the most comprehensive scope of tax, legal and regulatory research from a single vendor, including collecting and analyzing information from more than 4,200 government sites, close to 3,500 information sources and over 26,000 localities for over 100 countries. We utilize a certified triple-scope verification process that involves multiple third-parties such as premier subject matter experts including industry associations as well as accounting, consulting and law firms. Our capabilities are enabled by our proprietary data capture, management and analysis tool and ISO 9001:2015 certified processes that we believe provide us with a significant competitive advantage.

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

Large global client base

As of December 31, 2018, we supported over 1,800 active clients globally, including 81 Fortune 500 companies and 20 Fortune Global 100 companies. We also believe that our proven ability to deliver value to an extensive list of clients across a broad range of industries validates our business model and provides us with important references to prospective clients.

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

Highly experienced management team

Our senior management team has over 150 years of combined experience in the enterprise software and services industry with companies such as Accenture, Agile, EDS, JD Edwards, Oracle, PeopleSoft, Saba, and SAP and with a significant amount of time and experience focused on building, managing and delivering support products and services. We believe our senior management team’s significant relevant industry experience positions us to continue to extend our market leadership.

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

Continue global expansion

For the year ended December 31, 2018, we generated approximately 35% of our revenue outside of the United States. We believe that there is a large opportunity to grow our global business by increasing our direct sales force and by selective utilization of strategic marketing and sales partnerships around the world. We attribute revenue to individual countries based on the location of the contracting entity. No foreign country comprised more than 10% of revenue for the three-year period ended December 31, 2018.

 Expand the portfolio of supported vendors and products

Since our inception over 13 years ago, we have developed enterprise support services for five software vendors and 23 software product families. We believe there is a significant market opportunity to offer support for additional product lines, and we intend to extend our support service offerings to additional enterprise software products.

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

Further penetrate our existing client base

We intend to increase adoption of our services among our existing clients by selling additional support contracts for other software products within their organizations. As of December 31, 2018, approximately 50% of our 1,052 unique clients have selected us to provide support for more than one product line, and we believe there is additional opportunity for growth with our existing client base. Our client-centric focus in combination with the critical nature of our services, enables us to maintain close working relationships with primary decision makers, which we believe helps us identify and capitalize on additional growth opportunities, including products, business divisions and geographies, within our existing client base.

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

Client Service Delivery

Client Support Delivery

Our Client Support Delivery operation is staffed globally and provides product support services to our clients 24 hours a day, seven days a week. A key element of our support delivery model is the assignment of one or more named Primary Support Engineers (“PSEs”), who serve as the primary product support contact for our clients. PSEs provide technical advice, functional expertise and general support to ensure the resolution of all support issues. Our PSEs are focused exclusively on supporting our clients and have on average over 15 years of experience and significant real-world understanding of client implementations and deployments. For the year ended December 31, 2018, we delivered an average support call response time of less than five minutes for a PSE to engage with a client to address high priority issues, which is significantly shorter than the 15-minute guaranteed response time that is standard in our client support agreements.

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

We believe the quality and scope of our Product Delivery processes and deliverables surpass those of traditional enterprise software vendors. For example, we maintain updates for tax, legal, and regulatory changes for over 100 countries on a continuous basis by employing a rigorous software development lifecycle that is ISO 9001:2015 certified to ensure that required and identified tax, legal, and regulatory changes are delivered in an accurate and timely manner that based on management’s experience and analysis, we believe is typically earlier than traditional enterprise software vendors. Our Product Delivery organization is scalable and has the capability to deploy its solutions for additional countries based on the needs of our clients. For the year ended December 31, 2018, we have delivered over 50,000 tax, legal and regulatory updates to clients with quality and accuracy.

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

Clients

As of December 31, 2018, we supported over 1,800 active clients globally, including 81 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We define a unique client as a distinct entity, such as a company, an educational or government institution or subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services.

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

As of December 31, 2018, we employed approximately 1,080 professionals globally. We also engage temporary employees and consultants as needed. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

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

In 2010, we achieved ISO 9001 Quality Management System certification for “Third-party provider of enterprise software support services specifically on-boarding of client and client environments”. In 2011, we expanded our certification for “Provision of third-party enterprise software support services specifically on-boarding of client, building of client environments, worldwide tax and regulatory research and delivery of tax and regulatory updates”. In 2012, we expanded our certification for “Global provision of enterprise software support services, including client onboarding; client account management; product support for vendor delivered and client customized code; fix development and delivery; and research, development and delivery of worldwide tax, legal and regulatory updates”. The certification process verifies that detailed processes for relevant business areas are reviewed, continuously monitored and improved to ensure services and deliverables are consistently delivered with excellence. During 2018, the ISO standard was upgraded. Our current ISO 9001:2015 certification was issued in September 2018 and is valid until December 2019.  During this certification cycle, annual surveillance audits are conducted to validate ongoing compliance to the requirements.

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

We own federal trademark registrations for the Rimini Street trademark in the United States, which registration will expire in March 2020 unless renewed through customary processes. In addition, we have the Engineered for Support trademark in the United States, which registration will expire in September 2026 unless renewed through customary processes. We also own trademark registrations for Rimini Street in Canada, the European Union, China, Japan, India, Australia and certain other countries. Such registered trademarks will expire unless renewed at various times in the future. We have also applied for registration of Rimini Street as a trademark in certain other countries.

Policing unauthorized use of our processes and software tools and intellectual property rights is difficult. As of December 31, 2018, we are not aware of any breaches of our intellectual property rights.

Executive Officers.

The following table sets forth the names, ages and positions of our executive officers as of March 11, 2019:

Name	Age	Position
Executive Officers
Seth A. Ravin	52	Chief Executive Officer and Chairman of the Board of Directors
Anthony DeShazor	46	Senior Vice President and Chief Client Officer
Sebastian Grady	55	President
Nancy Lyskawa	56	Senior Vice President, Global Client Onboarding
Kevin Maddock	53	Senior Vice President, Global Sales - Recurring Revenue
Julie Murphy	59	Senior Vice President and Chief People Officer
Jim Petraglia	62	Senior Vice President, Global Operations
David Rowe	53	Senior Vice President and Chief Marketing Officer
Thomas Sabol	60	Senior Vice President and Chief Financial Officer
Steven Salaets	41	Senior Vice President Global Security & Compliance and Chief Information Officer
Brian Slepko	55	Senior Vice President, Global Service Delivery
Daniel B. Winslow	60	Senior Vice President and General Counsel

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

Anthony DeShazor has served as our Senior Vice President and Chief Client Officer since October 2018. Prior to joining the company, Mr. DeShazor served in multiple senior executive and director-level positions for over 12 years at Pentaho, an open source business intelligence, analytics and data integration software provider, which was acquired by Hitachi Data Systems (now Hitachi Vantara) in 2015. From June 2015 to August 2018, he spent three years in the Hitachi Vantara business unit focused on data integration, analytics and emerging technologies. His most recent title at Hitachi Vantara was Global Vice President of Customer Success. Prior thereto, he served from February 2015 to March 2018 as Pentaho’s/Hitachi Data Systems’ Chief Solution Architect and Senior Vice President of Customer Success. He served from February 2015 to February 2016 as Vice President of Customer Success and Principal Architect, and from November 2012 to February 2015 as Pentaho’s Vice President, Enterprise Architecture, as well as in multiple other senior and director-level positions since first joining Pentaho in 2005. Earlier in his career, Mr. DeShazor served in software development and project management roles at

Lawson Software and Hyperion Solutions. Mr. DeShazor holds a M.S. in Industrial and Systems Engineering from the University of Florida and a B.S. in Customer Science from the University of Central Florida.

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

Julie Murphy has served as our Senior Vice President and Chief People Officer since February 2019. Prior to joining the company, she provided chief human resources officer consulting services, which included serving as an Executive Coach and Chief Executive Officer of a nonprofit community outreach services provider based in San Carlos, California. From August 2011 to May 2015, she served as Global Vice President of the LED Division of Philips-Lumileds, a diversified technology company. Prior thereto, she served from 2001 to 2010 as the Chief Human Resources Officer, Worldwide Human Resources - US Facilities Team of Plantronics, a multinational communication and entertainment technology company. Earlier in her career, she served in senior human resources leadership roles at Oak Technology and Seagate Technology. Since June 2015, she has served as a member of the Board of Directors of WAFWC, a nonprofit public benefit organization dedicated to improving the quality of life for women, children and families in Santa Cruz County, California. She holds a B.A. in Psychology and Behavioral Science from San Jose University and is a graduate of the University of Michigan’s HR Executive Program.

Jim Petraglia joined our company in 2009 and is currently our Senior Vice President, Global Operations. Previously, he served as our Senior Vice President and Chief People Officer (July 2018 until February 2019), our Group Vice President, Global HR and Shared Services (December 2016 to July 2018) and our Group Vice President, Global IT and Shared Services Operations (January 2014 to December 2016). Prior to January 2014, he held a variety of operational leadership roles throughout our company, including in sales, marketing, service delivery and finance. Prior to joining us, Mr. Petraglia held several senior operational leadership positions with Oracle, PeopleSoft and SunGard. He holds a B.A. in Math and Economics from St. Norbert College. Mr. Petraglia has announced his intention to retire from our company in late March 2019.

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

Steven Salaets joined our company in 2009 and has served as our Senior Vice President, Global Security & Compliance and Chief Information Officer since August 2018. Previously, he served as our Group Vice President, Information Technology & Global Security, Compliance and Internal Audit (December 2016 to July 2018) and our Group Vice President, Global Human Resources and Global Security, Risk and Compliance (September 2013 to November 2016). Prior to September 2013, he held multiple other senior and director-level roles within our company focused on global security, risk and compliance. Prior to joining our company Mr. Salaets held management-level positions with Moody’s KMV and Wind River.  He holds a B.S. in Computer Science from Groep-T in Leuven, Belgium.

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

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website address is www.riministreet.com. The information contained on our website is not incorporated by reference in this document.

Item 1A - Risk Factors

Our business, financial condition, results of operations and cash flows are subject to a number of risk factors, including those described below, and may adversely affect our business, financial condition, results of operations or cash flows. If any significant adverse developments resulting from these risk factors should occur, the trading price of our securities could decline, and moreover, investors in our securities could lose all or part of their investment in our securities.

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

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al v. Rimini Street, Inc. et al (United States District Court for the District of Nevada) (“District Court”), against us and our Chief Executive Officer, Seth Ravin, alleging that certain of our processes violated Oracle’s license agreements with its customers and that we committed acts of copyright infringement and violated other federal and state laws (“Rimini I”). The litigation involved our business processes and the manner in which we provided our services to our clients. To provide software support and maintenance services to our clients, we request access to a separate environment for developing and testing the updates to the software programs. Prior to July 2014, PeopleSoft, J.D. Edwards and Siebel clients switching from Oracle to our enterprise software support were given a choice of two models for hosting the development and testing environment for their software: the environment could be hosted on the client’s servers or on our servers. In addition to other allegations, Oracle challenged the Rimini Street-hosted model for certain Oracle license agreements with its customers that contained use and site-based restrictions. Oracle alleged that its license agreements with these customers restrict licensees’ rights to provide third parties, such as Rimini Street, with copies of Oracle software, and restrict where a licensee may physically install the software. Oracle alleged that, in the course of providing services, we violated such license agreements and illegally downloaded software and support materials without authorization. Oracle further alleged that we impaired its computer systems in the course of downloading materials for our clients. Oracle filed amended complaints in April 2010 and June 2011. Specifically, Oracle’s amended complaint asserted the following causes of action: copyright infringement; violations of the Federal Computer Fraud and Abuse Act; violations of the Computer Data Access and Fraud Act; violations of Nevada Revised Statute 205.4765; breach of contract; inducing breach of contract; intentional interference with prospective economic advantage; unfair competition; trespass to chattels; unjust enrichment/restitution; unfair practices; and a demand for an accounting. Oracle’s amended complaint sought the entry of a preliminary and permanent injunction prohibiting us from copying, distributing, using, or creating derivative works based on Oracle Software and Support Materials except as allowed by express license from Oracle; from using any software tool to access Oracle Software and Support Materials; and from engaging in other actions alleged to infringe Oracle’s copyrights or were related to its other causes of action. The parties conducted extensive fact and expert discovery from 2010 through mid-2012.

In March and September 2012, Oracle filed two motions seeking partial summary judgment as to, among other things, its claim of infringement of certain copyrighted works owned by Oracle. In February 2014, the District Court issued a ruling on Oracle’s March 2012 motion for partial summary judgment (i) granting summary judgment on Oracle’s claim of copyright infringement as it related to two of our PeopleSoft clients and (ii) denying summary judgment on Oracle’s claim with respect to one of our J.D. Edwards clients and one of our Siebel clients. The parties stipulated that the licenses among clients were substantially similar for purposes of the Rimini I action. In August 2014, the District Court issued a ruling on Oracle’s September 2012 motion for partial summary judgment (i) granting summary judgment on Oracle’s claim of copyright infringement as it relates to Oracle Database and (ii) dismissing our first counterclaim for defamation, business disparagement and trade libel and our third counterclaim for unfair competition. In response to the February 2014 ruling, we revised our business practices to eliminate the processes determined to be infringing, which was completed no later than July 2014.

A jury trial in Rimini I commenced in September 2015. On October 13, 2015, the jury returned a verdict against us finding that (i) we were liable for innocent copyright infringement, (ii) we and Mr. Ravin were each liable for violating certain state computer access statutes, (iii) Mr. Ravin was not liable for copyright infringement, and (iv) neither we nor Mr. Ravin were liable for inducing breach of contract or intentional interference with prospective economic advantage. The jury determined that the copyright infringement did not cause Oracle to suffer lost profits, that the copyright infringement was not willful, and did not award punitive damages. Following post-trial motions, Oracle was awarded a final judgment of approximately $124.4 million, consisting of copyright infringement damages based on the fair market value license damages theory, damages for violation of certain state computer access statutes, prejudgment interest and attorneys’ fees and costs. In addition, the District Court entered a permanent injunction prohibiting us from using certain processes - including processes adjudicated as infringing at trial - that we ceased using no later than July 2014. We paid the full judgment amount of approximately $124.4 million to Oracle on October 31, 2016 and appealed the case to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) to appeal findings (i) and (ii) above, as well as the injunction and awards of attorneys' fees, non-taxable expenses, and interest. We argued on appeal that the injunction is vague and contains overly broad language that could be read to cover some of our current business practices that were not adjudicated to be infringing at trial, and the injunction should not have been issued under applicable law. On December 6, 2016, the Court of Appeals granted our emergency motion for a stay of the injunction pending resolution of the underlying appeal, and it agreed to consider the appeal on an expedited basis. The Court of Appeals heard argument on July 13, 2017.

In January 2018, the Court of Appeals reversed certain awards totaling $50.3 million made in Oracle’s favor during and after our 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the Court of Appeals in December 2016. The Court of Appeals reversed awards that we previously paid as part of the $124.4 million judgment, consisting of an award under state computer access statutes and taxable expenses and interest totaling $21.3 million, Oracle’s attorneys’ fees of $28.5 million (that was subsequently remanded to the District Court), and post-judgment interest of $0.5 million. Although the Court of Appeals affirmed the finding of infringement against us (which the jury had found to be “innocent” infringement) for the processes that we ceased using no later than July 2014, it stated in the opinion that we “provided third-party support for Oracle’s enterprise software, in lawful competition with Oracle’s direct maintenance services”. The Court of Appeals also vacated and remanded the injunction originally ordered by the District Court. As mandated by the Court of Appeals, on March 30, 2018 Oracle paid the Company $21.5 million for the reversal of the award under state computer access statutes and taxable expenses and interest totaling $21.3 million, and post-judgment interest of $0.2 million. Additionally, by stipulation of the parties, in May 2018, Oracle deposited $28.5 million into an escrow account with the District Court pending a decision by the District Court on the remanded attorneys’ fee award.

On August 14, 2018, the District Court (i) imposed an injunction that was substantially identical to the injunction that the Court of Appeals had vacated in January 2018, and (ii) ordered the return to Oracle of the $28.5 million attorneys' fee award deposited in the escrow account deposited by Oracle with the District Court in May 2018.

On August 16, 2018, we filed a notice of appeal of the District Court’s renewed injunction and its decision to return the $28.5 million attorneys' fee award Oracle. We also filed in the District Court a motion to stay the injunction pending appeal. On September 11, 2018, the District Court denied the motion, but granted a temporary 60-day stay for the Company to obtain a stay with the Court of Appeals. On November 5, 2018, the Court of Appeals denied our motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of our appeal, and it confirmed the briefing schedule for the appeal. We intend to continue pursuing our appeal of the injunction and the attorneys’ fee award.

As a result, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (described below) and that have not been found to be infringing. Briefing on our appeal to the Court of Appeals is expected to be completed in early 2019, and a hearing on our appeal will likely be scheduled for early July 2019. The Company believes that it is in compliance with the terms of the injunction insofar as they are comprehensible and within the scope of the judgment in Rimini I. On February 27, 2019, Oracle filed a motion to reopen discovery and a motion to modify the protective order in Rimini II, in a purported effort to investigate whether the Company is complying with the injunction. We cannot predict whether our appeal will be successful.

Oracle may file contempt proceedings against us at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with express terms of the injunction. Such contempt proceeding or any judicial finding of contempt could result in a material adverse effect on our business and financial condition, the pendency of the injunction alone could dissuade clients from purchasing or continuing to purchase our services. Further, these outcomes may also trigger the mandatory redemption of all of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligation under our Convertible Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock, as provided in the Certificate of Designations for the Series A Preferred Stock and the Form of Convertible Note previously filed with the SEC. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay dividends due in respect of our Series A Preferred Stock or the indebtedness under the Convertible Notes. If we default in our payment obligations under the Convertible Notes and the indebtedness under the Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full at such time or we may not be able to obtain debt or equity financing on favorable terms or if at all to repay the Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

In January 2018, we filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, we asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the District Court set the interest rate using a date that precedes the filing of Oracle's complaint, which resulted in an additional approximate amount of $20.2 million cost paid by us in October 2016. Second, we asked the Court of Appeals to rehear the award of non-taxable expenses, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the Supreme Court of the United States (“the Supreme Court”) and resulted in us paying approximately

$12.8 million that we would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, we filed a petition for writ of certiorari in the Supreme Court appealing the decision of the Court of Appeals on the non-taxable expenses issue. On September 27, 2018, the Supreme Court granted our petition for a writ of certiorari. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses (plus interest) that the Company had previously paid to Oracle. See Notes 10 and 15 of the 2018 consolidated financial statements included in Item 8 of this Report for further information.

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that our revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I but limited to clients not addressed in Rimini I, and (ii) new allegations that our revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, we filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code § 17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss our amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code § 17200 et seq. On February 14, 2017, we filed our answer and motion to dismiss Oracle’s third amended counterclaims. On March 7, 2017, Oracle filed a motion to strike our copyright misuse affirmative defense. By stipulation of the parties, the District Court granted our motion to file our third amended complaint to add claims arising from Oracle’s purported revocation of our access to its support websites on behalf of our clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss our third amended complaint on May 30, 2017, our opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the Court issued an order granting in part and denying in part our motion to dismiss Oracle’s third amended counterclaims. The Court granted our motion to dismiss Oracle's intentional interference with prospective economic advantage and unjust enrichment counterclaims. On October 5, 2017, Oracle filed a motion for reconsideration of the Court’s September 22, 2017 Order. We filed our opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the Court issued an order granting in part and denying in part Oracle’s motion to dismiss our third amended complaint.

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

Fact discovery with respect to the above action substantially ended in March 2018, and expert discovery ended in September 2018. Briefing on the parties' motions for summary judgment was completed in December 2018, and we wait the District Court's ruling on those motions. There is currently no trial date scheduled, and we do not expect a trial to occur in this matter earlier than 2021, but the trial could occur earlier or later than that. At this time, we do not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by us in connection with our claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter.

For counterclaims in Rimini II on which Oracle may prevail, while we believe an award for damages is not probable, we could be required to pay substantial damages for our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. Further, these outcomes may also trigger the mandatory redemption of all of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligations under our Convertible Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock, as provided in the Certificate of Designations for the Series A Preferred Stock and the Form of Convertible Note previously filed with the SEC. If we are obligated to pay substantial damages to Oracle or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay dividends due in respect of our Series A Preferred Stock or the indebtedness under the Convertible Notes. If we default in our payment obligations under the Convertible Notes and the indebtedness under the Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full, and we could be forced into bankruptcy or liquidation.

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be rulings by the District Court in Rimini II and the Court of Appeals in Rimini I in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigations. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may decline. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue to vigorously litigate the pending appeals in Rimini I and the claims and counterclaims in Rimini II, we are unable to predict the timing or outcome of these lawsuits. No assurance is or can be given that we will prevail on any appeal, claim, or counterclaim.

See Item 3, Legal Proceedings and Notes 10 and 15 of the 2018 consolidated financial statements included in Item 8 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

Subject to the final outcome of the appeals, during 2016 we paid the Rimini I final judgment of $124.4 million in full and in March 2018 recovered $21.3 million plus $0.2 million of post-judgment interest. Any additional recovery of any part of the judgment will depend on the outcome of the appeals. As long as the permanent injunction is still in place in Rimini I, we estimate it will cost us between 1% and 2% of revenue to further modify our support processes to comply with the terms of the injunction as ordered by the District Court. In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. For the year ended December 31, 2018, approximately 72% of our total revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for just PeopleSoft software was approximately 18% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation and Rimini I appeal. Should Oracle prevail on its claims in Rimini II or should an injunction be entered in the future in either litigation, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the existence of this ongoing litigation, as well as the federal grand jury inquiry as discussed below initiated in March 2018, could negatively impact the value of our equity securities, could negatively impact our ability to raise additional equity or debt financing by creating challenges to providing satisfactory due diligence to potential investors or lenders to enable the evaluation of risk as well as could necessitate economic terms of any equity or debt financing that are more favorable to investors or lenders than otherwise in the absence of such conditions, in connection with any financing completed by us, if at all.

While we had insurance coverage for the Rimini I litigation, we currently have no insurance coverage with respect to the Rimini II litigation or with respective to any future litigation with Oracle.

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

The market for independent enterprise software support services is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to provide software support services for their enterprise software. Many enterprise software licensees are still hesitant to use a third party to provide such support services, choosing instead to rely on support services provided by the enterprise software vendor. Other enterprise software licensees have invested substantial personnel, infrastructure and financial resources in their own organizations with respect to support of their licensed enterprise software products and may choose to self-support with their own internal resources instead of purchasing services from the enterprise software vendor or an independent provider such as ourselves. Companies may not engage us for other reasons, including concerns regarding our ongoing litigation with Oracle and governmental inquiry, the potential for future litigation, the potential negative effect our engagement could have on their relationships with their enterprise software vendor, or concerns that they could infringe third party intellectual property rights or breach one or more software license agreements if they engage us to provide support services. New concerns or considerations may also emerge in the future. Particularly because our market is relatively undeveloped, we must address our potential clients’ concerns and explain the benefits of our approach in order to convince them of the value of our services. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our services are compelling, then the market for our services may not develop as we anticipate, and our business will not grow.

We have a history of losses and may not achieve profitability in the future.

We incurred net losses of $68.0 million, $53.3 million and $12.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $372.4 million. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our past growth is not indicative of our future growth but if we grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $212.6 million for the year ended December 31, 2017 to $252.8 million for the year ended December 31, 2018, representing a year-over-year increase of 19%. Our revenue grew from $160.2 million for the year ended December 31, 2016 to $212.6 million for the year ended December 31, 2017, representing a period-over-period increase of 33%. The year-over-year decline in our revenue growth rates was due in part to covenants of our former Credit facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and the first half of 2018. In addition, beginning in the second quarter of 2017 and continuing through 2018, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls, as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client service that has been central to our growth.

Our former Credit Facility, which was repaid and terminated in July 2018, included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and 2018. An October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first half of 2018. Due to the termination of the Credit Facility on July 19, 2018, we are no longer subject to restrictions related to our sales and marketing spending. However, even though we have increased our sales and marketing spending over the past year, it can take several quarters before these efforts translate to improved revenue growth rates. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain actions by our competitors. As a result, our quarter over quarter growth in revenue has decreased over time from approximately 37% for the second quarter of 2017 to 17% for the fourth quarter of 2018. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 17% for the fourth quarter of 2018 versus the comparable period in 2017 is expected to result in relatively lower revenue growth rates at least through 2019 or longer if our investment in sales and marketing does not result in increased sales activity.

Our failure to generate significant capital or raise additional capital necessary to fund and expand our operations and invest in new services and products could reduce our ability to compete and could harm our business.

We may need to raise additional capital beyond funds raised from our issuance and sale of Series A Preferred Stock in July 2018 and March 2019 if we cannot fund our growth sufficiently through our operating cash flows. Should this occur, we may not be able to obtain debt or additional equity financing on favorable terms, if at all. We are also subject to certain restrictions for future financings as discussed in the risk factor “Our Series A Preferred Stock and Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations that are currently effective or become effective upon certain events, which limit our flexibility in operating our business”. If we raise additional equity financing, which may include the issuance and sale of additional shares of our Series A Preferred Stock, our stockholders may experience significant dilution of their ownership interests and the per share value of our Common Stock could decline. If we engage in debt financings, the holders of the debt securities would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

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

For example, as described further in the section titled “Risk Factors-Risks Related to Litigation” above, we are engaged in litigation with Oracle relating in part to copyright infringement claims. See the risk factor “We and our Chief Executive Officer are involved in litigation with Oracle. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results” above for additional information regarding the Rimini I and Rimini II cases.

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

As a subscription-based business, we recognize revenue over the service period of our contracts. As a result, much of our reported revenue each quarter results from contracts entered into during previous quarters. Consequently, while a shortfall in demand for our products and services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter, it could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new sales, renewals or extensions of our service agreements will not be reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable service contract term.

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

Due to the collection of cash from our customers before services are provided, our revenue is recognized over future periods when there are no corresponding cash receipts from such customers. Accordingly, our future liquidity is highly dependent upon the ability to continue to attract new customers and to enter into renewal arrangements with existing customers. If we experience a decline in orders from new customers or renewals from existing customers, our revenue may continue to increase while our liquidity and cash levels decline. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of declines in orders from new customers or renewals from existing customers may not be fully reflected in our results of operations and cash flows until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, as it may not be an indicator of the future sufficiency of our cash and cash equivalents to meet our liquidity requirements. You should not rely on our past results as an indication of our future performance or liquidity.

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

Our headcount and operations have grown substantially in recent years. We increased the number of full-time employees from 928 as of December 31, 2017 to 1,085 as of December 31, 2018. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $68.6 million for the year ended December 31, 2017 to $89.6 million for the year ended December 31, 2018, an increase of $21.0 million or 31%. We currently have subsidiaries outside of the United States in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

In the future, we may expand to other locations outside of the United States. Our current global operations and future initiatives will involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	changes in regulatory requirements, taxes or trade laws such as Brexit;

•	more stringent regulations relating to data security, such as where and how data can be housed, accessed and used, and the unauthorized use of, or access to, commercial and personal information;

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

As a global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding the accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation, and may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation (GDPR), which came into effect in the European Union (EU) on May 25, 2018, creates a broad range of new compliance requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We will also be subject to the requirements of the California Consumer Privacy Act in 2020, which adds to the range of new compliance requirements. We generally comply with industry standards and strive to comply with all applicable laws and other legal obligations relating to privacy and data protection, but it is possible that these laws and legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices. Compliance with such laws and other legal obligations may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, potential fines and other expenses related to such governmental actions, result in an order requiring that we change our data practices or business practices, and could cause our customers to lose trust in us, any of which could have an adverse effect on our business.

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

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from reporting and disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We expect to continue to have such reporting status until 2020, although circumstances could cause us to lose that status before that time. These circumstances include if the market value of our Common Stock held by non-affiliates exceeds $700 million as of June 30 of future years, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the market prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market prices of our securities may be more volatile.

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

As reported in prior years, we have had material weaknesses in our internal control over financial reporting.  In connection with the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015, management determined that we had several material weaknesses in our internal control over financial reporting. The material weaknesses related to the following:

•	inadequate controls in relation to recognition of liabilities for embedded derivatives in connection with our former Credit Facility (2016);

•
inadequate controls in relation to revenue recognition from support service sales contracts whereby RSI incorrectly accounted for multi-year, non-cancellable support service sales contracts as a single delivery arrangement and incorrectly accounting for revenue for certain non-standard contract provisions (2015 and 2016);

•	various sales tax control matters related to manual processes and determination of tax liabilities in certain states (2015); and

•	inadequate controls for accrual of loss contingencies related to RSI’s litigation with Oracle (2015).

Although we remediated these material weaknesses during the years ended December 31, 2017 and 2016, we cannot provide assurance that material weaknesses in our internal control over financial reporting will not be identified in the future.

For the year ended December 31, 2018, our management was required to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal control in our annual report on Form 10-K. As of December 31, 2018, we have concluded that our internal control over financial reporting was effective.

With respect to controls over revenue accounting procedures, we intend to continue to work on automating our processes, especially around the new FASB revenue accounting standard, as well as to continue to enhance our review processes around new and renewal contracts. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting when we cease qualifying as an “emerging growth company” pursuant to the JOBS Act. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.  For further information regarding our controls and procedures, see Part II, Item 9A of this Annual Report.

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

We may not be able to use a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

We have U.S. federal and state net operating loss carryforwards due to prior period losses, which could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws in the United States. While our ownership changes to date have not triggered any limitations under Section 382, it is possible that any future ownership changes or issuances of our capital stock, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions worldwide with increasingly complex tax laws, the application of which can be uncertain. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. As such, our results may differ from previous estimates and may materially affect our financial position.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. For example in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. In addition, the FASB issued ASU No. 2016-02, Leases, in February 2016, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. For the impact on our financial position or results of operations upon adoption of recently issued accounting standards that are not yet effective and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our consolidated financial statements included in Item 8 of this Report.

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

Our Series A Preferred Stock and their related Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations that are currently effective or become effective upon certain events, which limit our flexibility in operating our business.

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

    Upon the occurrence of an event of default under the Convertible Notes, the Noteholders would have the right to accelerate all obligations of the Company under the Convertible Notes, which obligations will immediately become due and payable. If such acceleration occurs prior to July 19, 2021, the Noteholders will also be entitled to a make-whole premium that provides full yield maintenance as if the Convertible Notes were held for a full three years.

The terms of the Convertible Notes may impact the Company's alternatives to finance its business, which could limit its ability to fund its growth. Further, full acceleration of the Convertible Notes may occur at a time when the Company is unable to pay all obligations, and thus subjecting the Company to the risk of liquidation or bankruptcy if such acceleration occurs.

Risks Related to Capitalization Matters and Corporate Governance

Risks Related to our Preferred Stock and Common Stock, Warrants and Units

The price of our Common Stock, warrants and units may be volatile.

The price of our Common Stock, warrants and units may fluctuate due to a variety of factors, including:

•	developments in our continuing litigation with Oracle;

•	actions that may be taken by our holders of Series A Preferred Stock and the Convertible Notes;

•	any future equity or debt financing by us;

•	our ability to pay cash dividends payable on our Series A Preferred Stock or to effectively service any outstanding debt obligations;

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights;

•	changes in legal, regulatory and enforcement frameworks impacting our products;

•	developments in the governmental inquiry instituted in March 2018 and any legal proceedings instituted involving us, if any, from such inquiry;

•	variations in our and our competitors’ results of operations;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances;

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry

•	the level and changes in our year-over-year revenue growth rate;

•	the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;

•	any delisting of our Common Stock from Nasdaq Global Market (“Nasdaq”) due to any failure to meet listing requirements;

•	our Public Warrants and units are quoted on the OTC Pink Current Information Marketplace which is a significantly more limited market than Nasdaq; and

•	the general state of the securities market.

These market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance.

Our preferred stockholders and certain of our common stockholders can exercise significant control, which could limit your ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock and convertible Series A Preferred Stock outstanding as of December 31, 2018, nine of our stockholders have aggregate voting power of 85.2% of our outstanding capital stock. As of December 31, 2018, on an as-converted basis, (i) approximately 32.7% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 17.0% of our outstanding voting capital stock is beneficially owned by Seth Ravin, our Chief Executive Officer, (iii) approximately 10.0% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., (iv) approximately 6.1% of our outstanding voting capital stock is owned by Thomas Shay, our former Senior Vice President, Global Operations, who retired from the Company in early February 2019, and (v) five other holders of our Series A Preferred Stock have aggregate voting power representing approximately 19.3% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as in-kind dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 67.0% as of December 31, 2018.

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

We are obligated to register the resale of the Common Stock issuable upon conversion of, or issued as dividends upon, the Series A Preferred Stock or Convertible Notes, and are obligated to take certain actions to facilitate the transfer and sale of such shares. Upon such registration in November 2018, shares of Common Stock into which the Series A Preferred Stock or Convertible Notes are converted and covered by such registration became freely salable. Additional shares of Series A Preferred Stock are authorized for issuance and may be issued in the future, subject to substantively similar rights. The Common Stock issuable upon conversion of our Series A Preferred Stock may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens, the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market, or the perception that such sales might occur, will only further decrease the share price. If the share volume of our Common Stock cannot absorb converted shares sold by the holders of the Series A Preferred Stock, then the value of our Common Stock will likely decrease.

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

Each share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 14.1 million shares of Common Stock as of December 31, 2018 for the Series A Preferred Stock and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a payment-in-kind dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A Preferred Stock into Common Stock after July 19, 2021 if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

We do not currently intend to pay dividends on our Common Stock and, consequently, the ability to achieve a return on investment in our Common Stock will depend on appreciation in the price of our Common Stock.

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

Delaware law and our certificate of incorporation and bylaws and certificate of designations of our Series A Preferred Stock contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

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

In the event of our liquidation, dissolution or the winding up of our affairs, the holders of our Series A Preferred Stock have the right to receive a liquidation preference (the “Liquidation Preference”) entitling them to be paid out of our assets generally available for distribution to our equity holders, before any payment may be made to holders of any other class or series of capital stock, in an amount equal to the greater of (i) $1,000 plus accrued but unpaid dividends and (ii) the per share amount of all cash, securities and other property to be distributed in respect of the Common Stock such holder would have been entitled to receive for its Series A Preferred Stock on an as-converted basis. In the event of a liquidation, dissolution or winding up of our affairs prior to July 19, 2021, the holders of Series A Preferred Stock are entitled to a make-whole premium that provides them with full yield maintenance as if the shares of Series A Preferred Stock were held for a full three years. To the extent principal amounts become outstanding under our Convertible Notes, such notes are entitled to similar preferential amounts upon such events.

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

Further, the holders of our Series A Preferred Stock also have redemption rights upon the occurrence of certain events upon which obligations in respect of the Series A Preferred Stock become principal amounts under the Convertible Notes. Specifically, the Series A Preferred Stock is mandatorily redeemable, upon the election by the holders of a majority of the then-outstanding shares of Series A Preferred Stock, on or after July 19, 2023 at a redemption price per share equal to the sum of (i) the Liquidation Preference per share plus (ii) an amount per share equal to accrued but unpaid dividends not previously added to the Liquidation Preference on such share of Series A Preferred Stock (the “Redemption Amount”). Any and all then-outstanding liquidation value of the Series A Preferred Stock plus any capitalized or unpaid accrued Dividends not previously included in the Liquidation Preference (the “Redemption Amount”) will be repaid in full in cash on such redemption date or satisfied in the form of obligations under the Convertible Notes issued concurrently with the issuance of the Series A Preferred Stock to collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the shares of Series A Preferred Stock. The Series A Preferred Stock will also become mandatorily redeemable by the holders at any time upon the reasonable determination of the holders of a majority of the Series A Preferred Stock then outstanding of the occurrence of a Material Adverse Effect or upon a Material Litigation Effect (as such terms are defined in the Certificate of Designations for the Series A Preferred Stock), with the Redemption Amounts automatically becoming payment obligations pursuant to the Convertible Notes with a concurrent cancellation of the shares of the Series A Preferred Stock.

Finally, prior to or on July 19, 2021, we will have the right to redeem up to $80.0 million of shares of the Series A Preferred Stock for cash amounts equal to the Redemption Amount which would include a make-whole premium that provides the holders thereof with full yield maintenance as if the Series A Preferred Stock was held for three years after issuance, subject to certain conditions and limitations. After such time, we will have the right to redeem shares of Series A Preferred Stock for a cash per share amount equal to the Redemption Amount subject to certain conditions.

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

Upon the occurrence of an Event of Default (as defined in the Convertible Notes), the holders of such Convertible Notes will have the right to accelerate all of our obligations thereunder, and such obligations will become immediately due and payable. In addition, if such acceleration occurs prior to July 19, 2021, the holders will also have the right to receive a make-whole premium thereunder.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.          Properties

Our principal executive offices are located in Las Vegas, Nevada. We also have offices located in Pleasanton, California; San Diego, California; Chicago, Illinois, New York, New York; Wilmington, Delaware; Greensboro, North Carolina; Hong Kong, London, United Kingdom; Sydney, Australia; Melbourne, Australia; Auckland, New Zealand; Mexico City, Mexico; São Paulo, Brazil; Frankfurt, Germany; Paris, France; Stockholm, Sweden; Taipei, Taiwan; Tel Aviv, Israel; Tokyo, Japan; Osaka, Japan; Seoul, South Korea; Hyderabad, India; Bengaluru, India; and Singapore.

We lease all of our facilities, and we do not own any real property. We are expanding in multiple locations globally. To the extent, we may require additional office space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3.          Legal Proceedings

The legal proceedings and government inquiry described in Notes 10 and 15 of the 2018 consolidated financial statements included in Item 8 of this Report are incorporated in this Item 3. Legal Proceedings by reference.

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

Item 4.          Mine Safety Disclosures

Not applicable.

PART II
Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Holders

On March 11, 2019, there were approximately 67 stockholders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock are held of record in broker “street names” for the benefit of individual investors.

Dividends

The holders of Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a quarterly payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the July 19, 2018 issuance and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. For the year ended December 31, 2018, we incurred Cash Dividends of $6.4 million and PIK Dividends of $1.9 million totaling $8.3 million. Based on 140,846 shares of Series A Preferred Stock outstanding as of December 31, 2018, we incurred total dividends of $58.86 per share for the year ended December 31, 2018. The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. For further information about dividends on our Series A Preferred Stock, please refer to Note 6 of our consolidated financial statements included in Item 8 of this Report.

The payment of any dividends on our Common Stock is currently within the discretion of our Board of Directors. We have not paid any cash dividends on our Common Stock to date and the payment of any future cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our Board of Directors will declare any dividends on our outstanding shares of Common Stock in the foreseeable future.

Stock Performance

The accompanying performance graph compares the cumulative total stockholder return on our Common Stock, $0.001 par value per share, for the period beginning October 11, 2017 and ended December 31, 2018, with the cumulative total return on the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index over the same period (assuming the investment of $100 in our Common Stock, the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index on October 11, 2017, the initial company listing date on the Nasdaq Global Market), and the reinvestment of dividends. The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our Common Stock.

	10/11/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Rimini Street, Inc.	$100.00	$81.31	$88.07	$67.16	$64.66	$52.59
Nasdaq Composite Index	$100.00	$103.80	$105.96	$112.73	$120.85	$99.48
Dow Jones U.S. Computer Services Index	$100.00	$101.53	$107.04	$103.44	$112.45	$87.21

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Regulation 14A under the Securities Exchange Act of 1934 (the “Exchange Act”), shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent we specifically incorporate the information by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the information required by this item.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.          Selected Financial Data

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

We derived the selected consolidated statements of operations and cash flows data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, from our audited consolidated financial statements appearing in Item 8 of this Report. The selected consolidated statements of operations and cash flows data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this Report. Presented below is our selected financial data for each of the years in the five-year period ended December 31, 2018 (in thousands, except percentages and per share amounts):

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated balance sheets data:
Cash, cash equivalents and restricted cash	$25,206	$40,027	$28,237	$12,559	$13,860
Total assets	118,885	122,171	99,378	62,741	52,336
Long-term debt:
Current maturities of long-term debt	2,372	15,500	24,750	14,814	15,132
Long-term debt, net of current maturities	—	66,613	63,314	—	114
Total liabilities	270,473	332,472	312,888	275,060	221,541
Redeemable Series A Preferred Stock, net of discount	113,998	—	—	—	—
Stockholders' deficit	(265,586)	(210,301)	(213,510)	(212,319)	(169,205)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated statements of operations data:
Revenue	$252,790	$212,633	$160,175	$118,163	$85,348
Cost of revenue	95,981	82,898	67,045	52,766	45,258
Gross profit	156,809	129,735	93,130	65,397	40,090
Gross margin (1)	62.0%	61.0%	58.1%	55.3%	47.0%
Operating expenses:
Sales and marketing	93,215	66,759	72,936	50,330	37,509
General and administrative	36,982	36,144	36,212	24,220	19,270
Litigation costs and related recoveries, net	1,258	4,860	(29,949)	32,732	103,266
Write-off of deferred offering costs	—	—	—	—	5,307
Total operating expenses	131,455	107,763	79,199	107,282	165,352
Operating income (loss)	25,354	21,972	13,931	(41,885)	(125,262)
Interest expense	(32,530)	(43,357)	(13,356)	(829)	(742)
Other debt financing expenses	(58,331)	(18,361)	(6,372)	—	—
Gain (loss) from change in fair value of redeemable warrants	—	(16,352)	1,578	—	—
Gain (loss) from change in fair value of embedded derivatives	1,600	3,800	(5,400)	—	—
Other income (expense), net	(2,066)	320	(1,786)	(1,104)	(843)
Loss before income taxes	(65,973)	(51,978)	(11,405)	(43,818)	(126,847)
Income tax expense	(1,992)	(1,319)	(1,532)	(1,451)	(981)
Net loss	$(67,965)	$(53,297)	$(12,937)	$(45,269)	$(127,828)
Net loss attributable to common stockholders	$(78,606)	$(53,297)	$(22,937)	$(45,269)	$(127,828)
Net loss per share attributable to common stockholders, basic and diluted (2):	$(1.28)	$(1.65)	$(0.95)	$(1.87)	$(5.29)
Weighted average number of shares of Common Stock outstanding, basic and diluted (2)	61,384	32,229	24,262	24,222	24,164

Consolidated statements of cash flows data:
Net cash provided by (used in):
Operating activities	$22,382	$29,163	$(59,609)	$1,573	$3,215
Investing activities	(1,053)	(1,392)	(1,188)	(1,747)	(1,242)
Financing activities	(34,774)	(16,490)	77,088	(842)	(2,954)
__________________

(1)	Gross margin is computed by dividing gross profit by revenue.

(2)
The change in capital structure resulting from the consummation of the mergers and reverse recapitalization has been given retroactive effect in the calculation of net loss per share attributable to common stockholders based on the restated weighted average number of shares of our Common Stock outstanding, as discussed in the introductory paragraph to this Item 6. In accounting for the reverse recapitalization, the historical capitalization related to shares of RSI Common Stock have been retroactively restated based on the Exchange Ratio as if shares of Common Stock had been issued as of the later of (i) the issuance date of the shares, or (ii) the earliest period presented herein. With respect to RSI Preferred Stock, conversion to shares of Common Stock required the affirmative vote by the respective holders of RSI Preferred Stock. Therefore, conversion is not reflected until October 10, 2017, and the capital structure of RMNI is deemed to include the RSI Preferred Stock until consummation of the mergers. For purposes of the calculation of diluted net loss per share for all periods, all shares of RSI’s Series A, B and C Preferred Stock and all common stock equivalents have been excluded from the weighted average number of common shares outstanding since the impact was anti-dilutive.

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

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2018, SAP reported that support revenue represented approximately 44% of its total revenue and, for fiscal 2018, Oracle reported a margin of 86% for cloud services and license support.

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

As of December 31, 2018, we employed approximately 1,080 professionals and supported over 1,800 active clients globally, including 81 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and have wholly-owned subsidiaries in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $252.8 million, $212.6 million and $160.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, representing a year-over-year increase of 19% and 33% for 2018 and 2017, respectively. We have a history of losses, and as of December 31, 2018, we had an accumulated deficit of $372.4 million. We had net losses of $68.0 million, $53.3 million and $12.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. We generated approximately 65% of our revenue in the United States and approximately 35% of our revenue from our international business for the year ended December 31, 2018.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of December 31, 2018, we had outstanding contractual obligations under a note payable to a related party with a carrying value of $2.4 million.

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

Recent Developments

Reference is made to Note 5 to our consolidated financial statements included in Item 8 of this Report for a discussion of the amendment of our related party note with an original face amount of approximately $3.0 million that is now due on June 28, 2019. As a result of this amendment, the parties also agreed that the loan would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. The amendment provides for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million.

Additionally, reference is made to Notes 10 and 15 to our consolidated financial statements included in Item 8 of this Report for a discussion of recent developments in the Rimini I litigation, including (i) the return to Oracle in August 2018 of $28.5 million of escrow funds related to attorney's fees awarded to Oracle that were deposited by Oracle with the District Court in May 2018, (ii) the imposition by the District Court of an injunction on us that was substantially identical to the injunction that the Court of Appeals had vacated in January 2018, which was stayed until November 5, 2018 when the Court of Appeals denied our motion for a further stay, and (iii) the grant in September 2018 by the Supreme Court of the United States ("Supreme Court") of our petition for a writ of certiorari appealing the decision of the Court of Appeals on the award of $12.8 million of certain non-taxable expenses to Oracle as part of the judgment previously paid by us. We have again appealed to the Court of Appeals the District Court's award of attorneys' fees and issued injunction. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately

$12.8 million in non-taxable expenses (plus interest) that the Company had previously paid to Oracle. We currently estimate that we will recognize a gain when the award is collected.

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

When we provide base software support for a Perpetual License, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a Perpetual License, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to 25% of the annual fees charged by the software vendor for their base support. For supplemental software support on a Subscription License, we generally offer our clients services for a fee that is equal to 50% of the annual fees charged by the software vendor for their supplemental or premium support. We also offer a special support service, Rimini Street Extra Secure Support, for clients that require a higher level of security clearance for our engineers accessing their system. Rimini Street Extra Secure Support is an additional fee added to our base or supplemental support fee, and priced at approximately 1% of the software vendor’s annual fees for base maintenance for Perpetual Licenses and at approximately 2% of the subscription fees for Subscription Licenses. Subscriptions for additional software products and services are available, designed to meet specific client needs and we believe provide exceptional value for the fees charged.

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

We currently offer most of our support products and services on a subscription basis for a term that is generally 15 years in length with an average initial, non-cancellable period of two years. The negotiated fees extend for the full term of the contract and usually include modest increases (averaging approximately three percent) after the initial non-cancellable period of each contract. For both of the years ended December 31, 2018 and December 31, 2017, approximately 75% of our invoicing was generated inside a non-cancellable period, and approximately 25% of our invoicing was generated outside of a non-cancellable period.

After a non-cancellable period, our clients generally have the ability to terminate their support contracts on an annual basis upon a notice period generally ranging from 60 to 90 days prior to the end of the support period or renegotiate a mutually-agreeable, additional support period – including potentially an additional multi-year, non-cancellable support period. We generally invoice our clients annually in advance of the support period. We record amounts invoiced for support periods that have not yet occurred as deferred revenue on our balance sheet. We net any unpaid accounts receivable amounts relating to cancellable support periods against deferred revenue on our balance sheet.

Our pricing model is a key component of our marketing and sales strategy and we believe delivers significant savings and value to our clients.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of December 31, 2018, 2017 and 2016, we had over 1,800, 1,560 and 1,220 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of December 31, 2018, 2017 and 2016, we had over 1,050, 940 and 770 unique clients, respectively.

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

Our annualized subscription revenue was approximately $269 million, $232 million and $187 million as of December 31, 2018, 2017 and 2016, respectively. We believe the sequential increase in annualized subscription revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 91%, 93% and 94% for the years ended December 31, 2018, 2017 and 2016, respectively.

Gross margin

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross margin is the ratio of gross profit divided by revenue. Our gross margin was approximately 62%, 61% and 58% for the years ended December 31, 2018, 2017 and 2016, respectively. We believe the gross margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Factors Affecting Our Operating Performance

Litigation

The information from Item 3, Legal Proceedings and Item 1A, “Risk Factors-—Risks Related to Litigation—“We and our Chief Executive Officer are involved in litigation with Oracle. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results.” is incorporated by reference herein. For claims on which Oracle has prevailed or may prevail, we have been and could be required to pay substantial damages for our current or past business activities, be enjoined from certain business practices, and/or be in breach of covenants and restrictions related to our Series A Preferred Stock, which could result in the ability of the holders to immediately accelerate the mandatory redemption date with the Redemption Amounts automatically becoming payment obligations pursuant to the Convertible Notes with a concurrent cancellation of the shares of the Series A Preferred Stock. Any of these outcomes could result in a material adverse effect on our business.

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

Sales cycle

We sell our services to our clients primarily through our direct sales organization. Our sales cycle, depending on the product or service, typically ranges from six months to a year from when a prospective client is engaged. While we believe that there is a significant market opportunity for our enterprise software products and services, we often must educate prospective clients about the value of our products and services, which can result in lengthy and multiple sales cycles, particularly for larger prospective clients, as well as the incurrence of significant marketing expenses. Our typical sales cycle with a prospective client begins with the generation of a sales lead through trade shows, industry events, online marketing, media interviews and articles, inbound calls, outbound calls or client, analyst or other referral. The sales lead is followed by an assessment of the prospect’s current software license contract terms, systems environment, products and releases being used, needs and objectives.

The variability in our sales cycle for replacement or supplemental software support services is impacted by whether software vendors are able to convince potential clients that they should renew their software maintenance with the existing vendor or procure or renew supplemental support services from the existing vendor, respectively. Another driver of our sales cycle variability is any announcement by a software vendor of their discontinuation, reduction or limitation of support services for a particular software product or release for which we continue to offer a competing support service. In addition, our sales cycle variability is impacted by vendor discounts provided by software companies to retain existing clients or attract potential clients. Finally, our litigation with Oracle can also drive sales cycle variability as clients oftentimes perform their own legal due diligence, which can lengthen the sales cycle.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including commissions earned by our sales and marketing personnel, which are expensed when a client contract is executed. We also incur other non-personnel expenses, such as outside services, professional fees, marketing programs, travel-related expenses, allocation of our general overhead expenses and the expenses associated with numerous key industry trade shows.

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

Litigation costs and related recoveries, net. Litigation costs consist of legal settlements, pre-judgment interest, and third-party professional fees to defend against litigation claims. In the past, we have had liability insurance policies where a portion of our defense costs and litigation judgments or settlements have been reimbursed under the terms of the policies. Such insurance recoveries were reflected as a reduction of litigation costs upon notification of approval for reimbursement by the insurance company. For legal expenses related to Rimini II litigation, the deferred settlement liability was reduced with a corresponding reduction of legal expenses when the costs were incurred.

Interest expense. Interest expense is incurred under our credit facilities and other debt obligations. The components of interest expense include the amount of interest payable in cash at the stated interest rate, interest that is payable in kind through additional borrowings, make-whole applicable premium, and accretion of debt discounts and issuance costs (“DDIC”) using the effective interest method.

Other debt financing expenses. Other debt financing expenses are incurred pursuant to our former Credit Facility. The components of other debt financing expenses include collateral monitoring fees, unused line fees required to ensure our availability to funding, amortization of DDIC related to the unfunded portion of the Credit Facility, write-off of DDIC related to the funded portion of the Credit Facility in connection with principal prepayments, penalties incurred for not achieving target dates for completing the mergers with GPIA, and fees charged for administrative agent and loan servicing fees.

Gain (loss) on change in fair value of redeemable warrants. We had warrants outstanding that were redeemable in cash at the option of the holders at the earliest to occur of (i) termination of the Credit Facility, (ii) a change of control, or (iii) 30 days prior to the stated expiration date of the warrants. Due to the existence of the cash redemption feature, the warrants were recorded at fair value and classified as a liability through October 10, 2017 when the cash redemption feature was eliminated upon the effectiveness of the Sixth Amendment to the Credit Facility. On October 10, 2017 the warrants were reclassified to equity. We engaged an independent valuation specialist to perform valuations of the redeemable warrants on a quarterly basis. Changes in the fair value of redeemable warrants are reflected as a non-operating gain or loss in our consolidated statements of operations through October 10, 2017.

Gain (loss) on change in fair value of embedded derivatives. Our former Credit Facility contained features referred to as embedded derivatives that were required to be bifurcated and recorded at fair value. Embedded derivatives included requirements to pay default interest upon the existence of an event of default, requirements to pay certain target date fees, and to pay “make-whole” interest for certain mandatory and voluntary prepayments of the outstanding principal balance under the Credit Facility. We engaged an independent valuation specialist to perform valuations of the embedded derivatives on a quarterly basis. Changes in the fair value of embedded derivatives were reflected as a non-operating gain or loss in our consolidated statements of operations until July 19, 2018 when the Credit Facility was terminated.

Other income (expense), net. Other income (expense), net consists primarily of gains or losses on foreign currency transactions, write-off of deferred debt financing costs related to unsuccessful financings, and interest income.

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

Results of Operations

Comparison of Years ended December 31, 2018 and 2017

Our consolidated statements of operations for the years ended December 31, 2018 and 2017 are presented below (in thousands):

			Variance
	2018	2017	Amount	Percent
Revenue	$252,790	$212,633	$40,157	18.9%
Cost of revenue	95,981	82,898	13,083	15.8%
Gross profit	156,809	129,735	27,074	20.9%
Operating expenses:
Sales and marketing	93,215	66,759	26,456	39.6%
General and administrative	36,982	36,144	838	2.3%
Litigation costs and related recoveries, net	1,258	4,860	(3,602)	(74.1)%
Total operating expenses	131,455	107,763	23,692	22.0%
Operating income	25,354	21,972	3,382	15.4%
Non-operating expenses:
Interest expense	(32,530)	(43,357)	10,827	(25.0)%
Other debt financing expenses	(58,331)	(18,361)	(39,970)	217.7%
Gain (loss) from change in fair value of redeemable warrants	—	(16,352)	16,352	(100.0)%
Gain (loss) from change in fair value of embedded derivatives	1,600	3,800	(2,200)	(57.9)%
Other income (expense), net	(2,066)	320	(2,386)	(745.6)%
Loss before income taxes	(65,973)	(51,978)	(13,995)	26.9%
Income tax expense	(1,992)	(1,319)	(673)	51.0%
Net loss	$(67,965)	$(53,297)	$(14,668)	27.5%

Revenue. Revenue increased from $212.6 million for the year ended December 31, 2017 to $252.8 million for the year ended December 31, 2018, an increase of $40.2 million or 19%. The vast majority of this increase was driven by a 15% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. On a regional basis, United States revenue grew from $144.0 million for fiscal 2017 to $163.2 million for fiscal 2018, an increase of $19.2 million or 13.3%, while international revenue grew from $68.6 million for fiscal 2017 to $89.6 million for fiscal 2018, an increase of $21.0 million or 30.5%. Accelerated growth in our international business was driven by an increase in sales headcount primarily in Asia and Europe and an increase in marketing and advertising spend targeted for prospective clients outside the United States.

Our former Credit Facility included covenants that restricted our spending on sales and marketing activity that resulted in sequential quarterly reductions in new business activity during fiscal 2017. These covenants became less restrictive beginning on October 10, 2017 when the Credit Facility was amended, and all covenants were eliminated on July 19, 2018 as a result of the termination of the Credit Facility. The October 2017 amendment allowed us to increase our sales and marketing spending beginning in the fourth quarter of 2017. In addition, we currently expect sales and marketing spending to increase in the first quarter of 2019 compared to the fourth quarter of 2018. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into revenue, if at all. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions, and we are encountering increased competitive discounting by enterprise software vendors. As a result, our fiscal 2018 versus fiscal 2017 growth in revenue decreased from approximately 33% for 2017 to 19% for 2018. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 17% for the fourth quarter of 2018 versus 24% for the comparable period in 2017 is expected to result in relatively lower revenue growth rates at least through 2019, or longer if our investment in sales and marketing does not result in increased sales activity.

 Cost of revenue. Total cost of revenue increased from $82.9 million for the year ended December 31, 2017 to $96.0 million for the year ended December 31, 2018, an increase of $13.1 million or 16%. This increase was primarily due to additional support for the increasing number of clients that resulted in an increase in employee compensation and benefits of $9.6 million, and an increase in IT, facilities and security costs of $1.7 million, offset by a decrease in contract labor costs of $0.7 million. The costs of both direct product support and shared services grew at a lower rate than the increase in clients and revenue as the support provided by these functions was spread over a wider client base.

The $9.6 million increase in cost of revenue attributable to employee compensation and benefits for the year ended December 31, 2018, was primarily due to (a) an increase in salaries, wages and benefit costs of $8.4 million due to a 12% increase in the average number of employees devoted to cost of revenue functions, annual pay increases, and increased bonus payouts, (b) an increase of $0.7 million due to adoption of our sabbatical benefit plan in May 2018, and (c) an increase in stock-based compensation expense of $0.5 million. Our sabbatical benefit plan provides full time employees that achieve 10 years of service with a one-month paid sabbatical leave, and the grant of restricted stock units (“RSU’s”) with a fair value on the date of grant of $10,000 (the RSU’s then vest over the subsequent 12-month period). The increase in all other costs was primarily attributable to costs of $2.1 million in the second quarter of 2018 for our Global Service Delivery ("GSD") conference for our support delivery staff to provide training on new products and processes. This conference was not held in 2017.

As discussed in Note 10 to our consolidated financial statements included in Item 8 of this Report, in August 2018 Oracle obtained a permanent injunction from the District Court which has been temporarily stayed pending appeal that prohibit us from using certain processes that could require us to incur additional labor costs to provide support for our clients as contracted. Since the permanent injunction is currently in place, we have incurred and will continue to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing. Briefing on our appeal of the permanent injunction to the Court of Appeals is expected to be completed in early 2019, and a hearing on the Company’s appeal has not yet been scheduled.

Gross Profit. The following table presents our revenue, the key components of cost of revenue, and gross profit for the years ended December 31, 2018 and 2017 (dollars in thousands):

			Variance
	2018	2017	Amount	Percent
Revenue	$252,790	$212,633	$40,157	18.9%
Cost of revenue:
Employee compensation and benefits	64,158	54,591	9,567	17.5%
Engineering consulting costs	13,946	14,683	(737)	(5.0)%
Administrative allocations (1)	10,715	9,041	1,674	18.5%
All other costs	7,162	4,583	2,579	56.3%
Total cost of revenue	95,981	82,898	13,083	15.8%
Gross profit	$156,809	$129,735	$27,074	20.9%
Gross margin	62.0%	61.0%
______________________

(1)
Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, such costs are allocated between cost of revenue, sales and marketing, and general and administrative expenses based primarily on relative headcount, except for facilities which is based on occupancy.

As shown in the table above, our revenue for the year ended December 31, 2018 increased by $40.2 million compared to the year ended December 31, 2017. Total cost of revenue increased by $13.1 million, or 16%, compared to the increase in revenue of 19%. The key driver of the increase in cost of revenue was an increase of 60 in the average number of employees which resulted in an increase in employee compensation and benefits costs of $9.6 million, or 18%. As we continued to hire additional employees, we were less dependent on engineering consultants, resulting in a decrease in contract labor costs of $0.7 million. Administrative cost allocations increased by $1.7 million for the year ended December 31, 2018 as a result of increases in headcount and locations compared to the year ended December 31, 2017. The increased revenue combined with slower growth in the cost of revenue resulted in an improvement in our gross profit by $27.1 million, or 21%, as well as a slight improvement in our gross margin from 61.0% for the year ended December 31, 2017 to 62.0% for the year ended December 31, 2018. The increased utilization of our engineering workforce continued to be a primary driver in our efforts to contain growth in cost of revenue and improve gross margin for the year ended December 31, 2018. Due to the reinstatement of the injunction and increase in the investment of new products and services, our gross margin is currently expected to decrease in 2019 to around 60%.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 31% for the year ended December 31, 2017 to 37% for the year ended December 31, 2018. In dollar terms, sales and marketing expenses increased from $66.8 million for the year ended December 31, 2017 to $93.2 million for the year ended December 31, 2018, an increase of $26.5 million or 40%. This increase was primarily due to (i) a $16.1 million increase in employee compensation and benefits as a result of a 23% increase in average headcount, (ii) a $4.5 million increase in travel and business meeting costs as we increase our efforts to obtain new customers, (iii) a $2.2 million increase in marketing and advertising costs, (iv) an increase in shared service allocations for facilities, security and technology of $1.6 million to support more employees, and (v) an increase in employee recruitment costs of $0.6 million.

The $16.1 million increase in sales and marketing expense attributable to employee compensation and benefits for the year ended December 31, 2018, was primarily due to an increase in (i) salaries, wages and benefit costs of $10.3 million due to a 23% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and higher bonus payouts, (ii) commissions of $5.0 million due to new customer wins in excess of the prior year, (iii) an increase in stock-based compensation expense of $0.5 million, and (iv) costs of $0.3 million associated with our sabbatical benefit plan adopted in May 2018.

Our overall increased spending was driven by a less stringent sales and marketing spending ratio covenant due to the sixth amendment to the Credit Facility that was effective in October 2017 and the elimination of spending restrictions upon termination of the Credit Facility in July 2018. We currently expect sales and marketing expense to be in the range of 40% to 43% of revenue for the year ending December 31, 2019.

General and administrative. General and administrative increased from $36.1 million for the year ended December 31, 2017 to $37.0 million for the year ended December 31, 2018, an increase of $0.8 million or 2%. This increase was primarily due to increases in (i) compensation and benefit costs of $6.6 million, (ii) outside professional service costs of $1.5 million, (iii) rent and facilities costs of $0.9 million, (iv) computer supplies and software costs of $0.8 million, (v) travel and other administrative costs $0.7 million, and (vi) franchise and related taxes of $0.7 million. These increase were primarily due to our status as a public company for 12 months in 2018 versus less than 3 months in 2017.

These increases which total $11.2 million were partially offset by a reduction in sales taxes of $7.2 million that consisted of (i) a decrease in sales tax expense and related accrued interest of $2.2 million since we began billing and recovering sales taxes from our clients beginning in the fourth quarter of 2017, and (ii) we had favorable settlements with taxing authorities in the second half of 2018 that eliminated state sales tax liabilities of $4.9 million that we had accrued in prior years. In addition, during 2018 we had higher general and administrative allocations out to other departments of $3.3 million driven primarily by increased headcount in 2018.

The $6.6 million increase in general and administrative expenses attributable to employee compensation and benefits for the year ended December 31, 2018, was primarily due to (i) an increase in salaries, wages and benefit costs of $5.9 million due to a 21% increase in the average number of employees devoted to general and administrative functions, annual pay increases, and increased bonus payouts, (ii) an increase of $0.5 million in stock-based compensation expense, and (iii) an increase of $0.2 million due to adoption of our new sabbatical benefit plan in May 2018.

Looking forward, we expect to continue to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with being a public company. Public company costs that are expected to increase in the future include additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. In addition, we do not expect to have significant sales tax reversals that were recognized in 2018. As a result, we currently expect our general and administrative expenses to increase in dollar terms in future periods. We currently expect general and administrative expense to be in the range of 15% to 17% of revenue for the year ending December 31, 2019.

Litigation costs and related recoveries, net. For the years ended December 31, 2018 and 2017, litigation costs and related recoveries, net consist of the following (in thousands):

	2018	2017	Change
Professional fees and other defense costs of litigation	$30,126	$17,171	$12,955
Litigation appeal refund	(21,285)	—	(21,285)
Insurance recoveries, net	(7,583)	(12,311)	4,728
Litigation costs, net of related insurance recoveries	$1,258	$4,860	$(3,602)

Professional fees and other defense costs associated with litigation increased from $17.2 million for the year ended December 31, 2017 to $30.1 million for the year ended December 31, 2018, an increase of $13.0 million. This increase was primarily attributable to discovery work for the Rimini II litigation of $8.5 million, the government inquiry of $2.6 million, and the Rimini I appeals of $1.8 million. Over a six-year period through October 2016, we were actively engaged in the Rimini I litigation, for which we paid a judgment of $124.4 million in October 2016. Of this amount, we received a court mandated refund of $21.3 million in March 2018. In May 2018, we also appealed to the United States Supreme Court ("Supreme Court") approximately $12.8 million of the District Court’s award of non-taxable expenses related to the judgment. On March 4, 2019, the Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses (plus interest) that the Company had previously paid to Oracle. We currently estimate that we will recognize a gain when the award is collected. We currently expect to continue to incur legal expenses related to our ongoing appeal of the Rimini I outcome at least through 2019 and possibly later, while the Rimini II litigation costs are expected to continue through 2021, and depending on appeals, if any, may be longer. Such litigation costs are not linear and can fluctuate significantly from quarter to quarter, but generally expected to range between $2.0 million and $5.0 million per quarter at least through the Rimini II trial date. However, due to the completion of fact and expert discovery work in Rimini II in 2018, the pre-trial costs for Rimini II, and the ongoing remand and appeal costs for Rimini I, which should decrease going forward, we currently believe litigation costs are expected to range between $13 million and $15 million for all of fiscal 2019.

As discussed above and in Note 10 to the consolidated financial statements included in Item 8 of this Report, in January 2018 the Court of Appeals reversed certain awards under Rimini I. This reversal by the Court of Appeals included $21.3 million previously paid by us as part of the October 2016 judgment for state computer access statutes and taxable expenses and interest. On March 31, 2018, Oracle paid us approximately $21.5 million including post-judgment interest of $0.2 million. Due to the collection of this award in cash, we recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the year ended December 31, 2018.

We had certain insurance policies in effect related to our litigation activities whereby we were entitled to recover a portion of the legal fees that were incurred to defend against the litigation. During the first quarter of 2017, the insurance company that had been providing defense cost coverage related to Rimini II provided cost reimbursements of $1.0 million. In March 2017, we entered into a settlement agreement with this insurance company whereby we received a one-time payment of $19.3 million that was accounted for as a deferred settlement liability at the end of the first quarter of 2017. This deferred settlement liability was reduced as we incurred costs related to Rimini II after the settlement date, with a corresponding increase in insurance recoveries in our consolidated statements of operations. For the year ended December 31, 2017, we recognized total legal expense recoveries of $12.3 million, consisting of the $1.0 million cost reimbursement for the first quarter of 2017, and post-settlement legal expenses related to Rimini II of $11.3 million, which reduced the deferred settlement liability to $8.0 million as of December 31, 2017. During the first quarter of 2018, Rimini II legal fees exceeded the $8.0 million balance of the deferred settlement liability which was eliminated through the recognition of insurance recoveries. We currently have no insurance coverage for such litigation going forward. However, if additional recoveries occur from the Rimini I appeals, we will need to reimburse a portion of such recoveries, net of such costs incurred to achieve such recoveries, if any.

Interest expense. Interest expense decreased from $43.4 million for the year ended December 31, 2017 to $32.5 million for the year ended December 31, 2018, a decrease of $10.8 million. Reductions in interest expense were primarily due to the payoff of the former Credit Facility on July 19, 2018, including reductions in (i) interest payable at 12.0% of $4.4 million, (ii) PIK interest payable at 3.0% of $1.1 million, (iii) accretion expense of $12.0 million, and (iv) make-whole applicable premium of $1.5 million due to lower mandatory Credit Facility prepayments in 2018. These reductions were primarily attributable to the Credit Facility being outstanding for the entire year ended December 31, 2017 as compared to only 200 days for the year ended December 31, 2018. These reductions total $19.0 million and were partially offset by $7.3 million of make-whole premium incurred upon payoff of the Credit Facility on July 19, 2018, and an increase in accretion of $0.8 million related to the GP Sponsor loan that was assumed on October 10, 2017.

Our weighted average principal balance under our former Credit Facility decreased from $99.1 million for the year ended December 31, 2017 to $61.7 million for the year ended December 31, 2018. The decrease in our weighted average borrowings was primarily due to the payoff of the Credit Facility on July 19, 2018.

Other debt financing expenses. Other debt financing expenses increased from $18.4 million for the year ended December 31, 2017 to $58.3 million for the year ended December 31, 2018, an increase of $40.0 million. The increase in other debt financing expenses was primarily attributable to the payoff of the Credit Facility on July 19, 2018, which resulted in charges for the write-off of DDIC for the funded debt of $44.6 million and the unfunded debt of $2.8 million, and the write-off of agent fees and other charges of $0.6 million, for a total of $47.9 million. These increases were partially offset by decreases in (i) target date fees of $1.3 million, (ii) lower collateral monitoring, amortization and unused line fees of $1.8 million due to the shorter period that the former Credit Facility was outstanding in fiscal 2018, and (iii) a reduction of $4.9 million in write-offs of DDIC due to a reduction in mandatory prepayments for the year ended December 31, 2018.

Loss on change in fair value of redeemable warrants. When we entered into the Credit Facility in June 2016, we issued a warrant to the Origination Agent for 2.7 million shares of Common Stock, and a second warrant for 0.7 million shares of Common Stock (both as adjusted for the Exchange Ratio in the mergers with GPIA) was issued in October 2016 due to an anti-dilution provision in the original warrant agreement. These warrants were redeemable in cash by the holder under certain circumstances, which required classification as a liability in our consolidated balance sheets.

Upon consummation of the reverse merger with GPIA, we issued an additional warrant for approximately 62,000 shares as consideration for the Origination Agent to eliminate the cash redemption and anti-dilution features. For the period from January 1, 2017 through October 10, 2017, the fair value of these warrants for an aggregate of 3.4 million shares of Common Stock increased by $16.4 million, resulting in a loss on the change in fair value of redeemable warrants of $16.4 million for the year ended December 31, 2017. Due to the elimination of the cash redemption feature on October 10, 2017, the redeemable warrant liability on that date of $23.6 million was reclassified to additional paid-in capital. Accordingly, changes in fair value after October 10, 2017 are no longer reported in our consolidated statements of operations.

Gain (loss) from change in fair value of embedded derivatives. The requirements to pay default interest at 2.0% during the existence of an event of default, equity raise delay fees, and “make-whole” interest payments for certain principal prepayments as defined in the Credit Facility, were examples of embedded derivatives required to be bifurcated and reported at fair value. In addition, make-whole applicable premium payments for certain principal prepayments were computed as set forth in the Credit Facility primarily based on the 15.0% per annum stated rate from the prepayment date until June 2019.

Increases in the fair value of embedded derivatives resulted in losses that were recognized when the likelihood increased that a future cash payment would be required to settle an embedded derivative, whereas gains were recognized when the fair value decreased. Decreases in fair value occurred when we became contractually obligated to pay an embedded derivative (whereby the embedded derivative liability was transferred to a contractual liability), or as the likelihood of a future cash settlement decreased.

For the year ended December 31, 2017, we recognized a gain of $3.8 million on the change in fair value of embedded derivatives compared to a gain of $1.6 million for the year ended December 31, 2018. The gain of $3.8 million for the year ended December 31, 2017 was primarily attributable to the elimination of several embedded derivatives pursuant to the Sixth Amendment to the Credit Facility as discussed in Note 5 to our 2018 consolidated financial statements included in Item 8 of the Report. As of December 31, 2017, the fair value of our embedded derivatives resulted in a liability of $1.6 million, and upon termination of the Credit Facility on July 19, 2018, this liability was eliminated with a corresponding gain on change in fair value of embedded derivatives of $1.6 million for the year ended December 31, 2018.

Other expense, net. For the year ended December 31, 2017, we had other income, net of $0.3 million as compared to other expense, net of $2.1 million for the year ended December 31, 2018, a decrease of $2.4 million. For the year ended December 31, 2018, other expense, net of $2.1 million was primarily comprised of foreign exchange losses of $1.3 million, and write-off of deferred financing costs of $0.7 million related to an unsuccessful debt financing, and other non-operating expenses of $0.3 million. These amounts, which total $2.3 million, were partially offset by post-judgment interest on the litigation appeal award of $0.2 million. For the year ended December 31, 2017, net other income of $0.3 million was comprised of interest income of $0.2 million and foreign exchange gains of $0.2 million, partially offset by other non-operating expenses of $0.1 million.

Income tax expense. As a result of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the U.S. federal corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2017 to a flat rate of 21% effective for the year ended December 31, 2018. Accordingly, a provisional decrease of $31.8 million in our domestic deferred tax assets was recognized as of December 31, 2017, and this amount was fully offset by a decrease in our valuation allowance. As a result, we did not record any net domestic deferred income tax expense for the year ended December 31, 2017. Upon completion of our assessment of the impact of the Tax Act in the fourth quarter of 2018, we concluded that no changes were needed to our provisional estimates established as of December 31, 2017. For further discussion of the Tax Act, please refer to Note 9 to the consolidated financial statements included in Item 8 of this Report.

Income tax expense increased from $1.3 million for the year ended December 31, 2017 to $2.0 million for the year ended December 31, 2018, an increase of $0.7 million or 51%. Substantially all of our income tax expense is attributable to our foreign operations. Our foreign earnings before income taxes increased from $4.3 million for the year ended December 31, 2017 to $6.3 million for the year ended December 31, 2018, an increase of $2.0 million.

Comparison of Years ended December 31, 2017 and 2016

Our consolidated statements of operations for the years ended December 31, 2017 and 2016 are presented below (in thousands):

			Variance
	2017	2016	Amount	Percent
Revenue	$212,633	$160,175	$52,458	32.8%
Cost of revenue	82,898	67,045	15,853	23.6%
Gross profit	129,735	93,130	36,605	39.3%
Operating expenses:
Sales and marketing	66,759	72,936	(6,177)	(8.5)%
General and administrative	36,144	36,212	(68)	(0.2)%
Litigation costs and related recoveries, net	4,860	(29,949)	34,809	(116.2)%
Total operating expenses	107,763	79,199	28,564	36.1%
Operating income (loss)	21,972	13,931	8,041	57.7%
Non-operating expenses:
Interest expense	(43,357)	(13,356)	(30,001)	224.6%
Other debt financing expenses	(18,361)	(6,372)	(11,989)	188.2%
Gain (loss) on change in fair value of redeemable warrants	(16,352)	1,578	(17,930)	(1,136.2)%
Gain (loss) on change in fair value of embedded derivatives	3,800	(5,400)	9,200	(170.4)%
Other, net	320	(1,786)	2,106	(117.9)%
Loss before income taxes	(51,978)	(11,405)	(40,573)	355.7%
Income tax expense	(1,319)	(1,532)	213	(13.9)%
Net loss	$(53,297)	$(12,937)	$(40,360)	312.0%

Revenue. Revenue increased from $160.2 million for the year ended December 31, 2016 to $212.6 million for the year ended December 31, 2017, an increase of $52.5 million or 33%. The vast majority of this increase was driven by a 26% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. On a regional basis, United States revenue grew from $110.7 million for the year ended December 31, 2016 to $144.0 million for the year ended December 31, 2017, an increase of $33.3 million or 30%. International revenue grew from $49.4 million for the year ended December 31, 2016 to $68.6 million for the year ended December 31, 2017, an increase of $19.2 million or 39%. In comparison, international revenue increased by 36% year over year for the fourth quarter of 2017.

Cost of revenue. Cost of revenue increased from $67.0 million for the year ended December 31, 2016 to $82.9 million for the year ended December 31, 2017, an increase of $15.9 million or 24%. This increase was primarily due to an increase in employee compensation and benefits of $9.9 million, and an increase in contract labor costs of $4.5 million to support the increasing number of clients. Shared support service costs grew at a lower rate than the increase in clients and revenue since the support provided by these functions was spread out over a wider client base.

Gross Profit. The following table presents our revenue, the key components of cost of revenue, and gross profit for the years ended December 31, 2017 and 2016 (dollars in thousands):

			Variance
	2017	2016	Amount	Percent
Revenue	$212,633	$160,175	$52,458	32.8%
Cost of revenue:
Employee compensation and benefits	54,591	44,659	9,932	22.2%
Engineering consulting costs	14,683	10,180	4,503	44.2%
Administrative allocations(1)	9,041	8,101	940	11.6%
All other costs	4,583	4,105	478	11.6%
Total cost of revenue	82,898	67,045	15,853	23.6%
Gross profit	$129,735	$93,130	$36,605	39.3%
Gross margin	61.0%	58.1%
_____________________

(1)
Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

As shown in the table above, our revenue for the year ended December 31, 2017 increased by $52.5 million compared to the year ended December 31, 2016. Total cost of revenue increased by $15.9 million, or 24%, compared to the increase in revenue of 33%. The key driver of the increase in cost of revenue was an increase of 98 in the average number of employees, which resulted in an increase in employee compensation and benefits costs of $9.9 million to support the growth in revenue. In addition to hiring employees, we relied on the increased use of engineering consultants, resulting in an increase in contract labor costs of $4.5 million. For the year ended December 31, 2017, we were subject to budgetary compliance covenants in our former Credit Facility which limited the amounts that may be incurred for costs subject to our administrative allocations shown in the table above. Accordingly, administrative cost allocations only increased by 12% for the year ended December 31, 2017 compared to the prior year. The increased revenue combined with slower growth in the cost of revenue resulted in an improvement in our gross profit by $36.6 million, or 39%, as well as an improvement in our gross margin from 58.1% for the year ended December 31, 2016 to 61.0% for the year ended December 31, 2017. The increased utilization of our engineering workforce continued to be a primary driver in our efforts to contain growth in cost of revenue and improve gross margin for the year ended December 31, 2017.

Sales and marketing expenses. Sales and marketing expenses decreased from $72.9 million for the year ended December 31, 2016 to $66.8 million for the year ended December 31, 2017, a decrease of $6.2 million or 8%. This decrease was primarily due to (i) a decrease in commissions expense of $4.2 million resulting from lower sales and renewal attainment levels to the assigned 2017 quota as compared to the attainment level in 2016, (ii) a decrease in travel and business meeting costs of $2.6 million primarily due to the cancellation of our January 2017 sales kickoff meeting, (iii) a decrease in contract labor and recruitment costs of $1.0 million, and (iv) a decrease in employee bonus payments of $0.5 million. These decreases which total $8.3 million were partially offset by (i) an increase in employee compensation and benefits of $0.9 million primarily due to an increase in the number of employees and annual pay increases, (ii) an increase in stock-based compensation expense of $0.6 million, and (iii) an increase of $0.3 million in the fair value of a warrant issued in exchange for a performance guarantee. Our overall reduced spending also reflected the requirement to adhere to a sales and marketing spending ratio covenant included in our former Credit Facility.

General and administrative expenses. General and administrative expenses decreased from $36.2 million for the year ended December 31, 2016 to $36.1 million for the year ended December 31, 2017, a decrease of $0.1 million. For the year ended December 31, 2016, we paid two financial advisory firms an aggregate of $1.7 million to assist us in raising debt or equity financing. These firms were unsuccessful in obtaining financing and during the second quarter of 2016 we recognized an expense for $1.7 million. For the year ended December 31, 2017, we did not incur any costs related to unsuccessful debt or equity financings. Other general and administrative expenses that decreased for the year ended December 31, 2017 include consulting and contract labor costs of $0.7 million, primarily due to special projects in 2016 that did not recur in 2017, and computer supplies of $0.2 million.

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

Litigation costs and related recoveries, net. For the years ended December 31, 2017 and 2016, litigation costs and related recoveries, net consist of the following (in thousands):

	2017	2016	Variance
Professional fees and other defense costs of litigation	$17,171	$21,379	$(4,208)
Insurance recoveries and reduction in deferred settlement liability	(12,311)	(54,248)	41,937
Pre-judgment interest on litigation judgment	—	2,920	(2,920)
Litigation costs, net of related insurance recoveries	$4,860	$(29,949)	$34,809

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

As discussed above, we entered into a settlement agreement with an insurance company in March 2017, whereby we received a one-time payment of $19.3 million that was accounted for as a deferred settlement liability at the end of the first quarter of 2017. This deferred settlement liability was reduced as we incurred costs related to Rimini II after the settlement date, with a corresponding increase in insurance recoveries in our consolidated statements of operations. For the year ended December 31, 2017, we recognized total legal expense recoveries of $12.3 million, consisting of the $1.0 million cost reimbursement for the first quarter of 2017, and post-settlement legal expenses related to Rimini II of $11.3 million. For the year ended December 31, 2016, we received cash for insurance reimbursements of $54.2 million related to the Rimini I litigation.

Interest expense. Interest expense increased from $13.4 million for the year ended December 31, 2016 to $43.4 million for the year ended December 31, 2017, an increase of $30.0 million. The significant increase in interest expense resulted from the $125.0 million Credit Facility entered into on June 24, 2016. The Credit Facility was only in effect for 130 days of the year ended December 31, 2016 versus the entirety of the year ended December 31, 2017. In addition, our weighted average principal balance under the Credit Facility was $29.6 million for the year ended December 31, 2016 as compared to $99.1 million for the year ended December 31, 2017. For the year ended December 31, 2017, interest expense was primarily comprised of interest incurred under the Credit Facility consisting of (i) interest payable in cash at an annual rate of 12.0%, for a total of $12.0 million, (ii) interest payable in kind at an annual rate of 3.0%, for a total of $3.0 million, (iii) accretion expense of $23.6 million related to DDIC, and (iv) make-whole applicable premium of $4.6 million related to the requirement to make a mandatory principal payment upon receipt of $18.7 million of net proceeds from a March 2017 insurance settlement.

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

Our effective interest rate for accretion of DDIC increased from 25.6% as of December 31, 2016 to 26.3% as of December 31, 2017. The increase in our effective interest rate for the year ended December 31, 2017 was primarily driven by additional DDIC incurred for the year ended December 31, 2017. The overall effective interest rate, including interest at the stated rate of 15.0% and accretion of DIC, was 40.6% as of December 31, 2016 and 41.3% as of December 31, 2017.

Other debt financing expenses. Other debt financing expenses increased from $6.4 million for the year ended December 31, 2016 to $18.4 million for the year ended December 31, 2017, an increase of $12.0 million. The significant increase in other debt financing expenses resulted from the $125.0 million Credit Facility entered into on June 24, 2016. For the year ended December 31, 2017, other debt financing expenses consisted of (i) collateral monitoring fees at the rate of 2.5% of outstanding borrowings, for a total of $2.5 million, (ii) unused line fees at 5.0% of undrawn borrowings of $17.5 million, for a total of $0.9 million, (iii) write-off of DDIC of $12.1 million related to aggregate principal prepayments of $26.5 million, (iv) a target date penalty of $1.3 million since the merger with GPIA did not occur by August 31, 2017, (iv) amortization of $1.2 million related to $3.5 million of net DDIC associated with the undrawn portion of the Credit Facility, and (v) amortization of prepaid agent fees of $0.5 million.

For the year ended December 31, 2016, the key components of other debt financing expenses consisted of (i) unused line fees of $4.1 million for the period from June 24, 2016 through December 31, 2016, based on fees of 15.0% of the $65.0 million delayed draw A Term Loan through October 27, 2016, and 5.0% of the unfunded portion of the delayed draw B Term Loan, and (ii) amortization of DDIC of $1.5 million related to the unfunded portion of the Credit Facility. In October 2016, we borrowed the entire $65.0 million under the delayed draw A Term Loan and $12.5 million under the delayed draw B Term loan, which resulted in a significant reduction in unused line fees beginning in November 2016.

Gain (loss) on change in fair value of redeemable warrants. When we entered into our former Credit Facility in June 2016, we issued a warrant to the Origination Agent for 2.7 million shares of Common Stock (as adjusted for the Exchange Ratio in the merger with GPIA). This warrant was redeemable in cash by the holder under certain circumstances, which required classification as a liability in our consolidated balance sheets. The fair value of this warrant was $8.8 million upon issuance in June 2016 and was accounted for as DDIC related to the Credit Facility. As of December 31, 2016, the fair value of this warrant had decreased to $5.7 million and we recognized a gain of $3.1 million due to this change in fair value for the year ended December 31, 2016.

Due to an anti-dilution provision in the original warrant agreement, in October 2016 we issued a warrant for an additional 0.7 million shares of Common Stock (as adjusted for the Exchange Ratio in the mergers with GPIA). The fair value of the anti-dilution warrant was $1.5 million on the issuance date which was recognized as a loss for the year ended December 31, 2016. Accordingly, for the year ended December 31, 2016 we recognized a gain of $3.1 million on the original warrant and a loss of approximately $1.5 million on the anti-dilution warrant, resulting in a net gain of $1.6 million.

On October 10, 2017, upon consummation of the reverse merger with GPIA, we issued an additional warrant for approximately 62,000 shares as consideration for the Origination Agent to eliminate the cash redemption and anti-dilution features. For the period from January 1, 2017 through October 10, 2017, the fair value of these three warrants for an aggregate of 3.4 million shares of Common Stock increased by $16.4 million, resulting in a loss on the change in fair value of redeemable warrants of $16.4 million for the year ended December 31, 2017. Due to the elimination of the cash redemption feature on October 10, 2017, the redeemable warrant liability of $23.6 million was reclassified to additional paid-in capital and changes in fair value after October 10, 2017 are no longer reported in our consolidated statements of operations.

Gain (loss) on change in fair value of embedded derivatives. As of December 31, 2017 and 2016, the fair value of embedded derivatives was $1.6 million and $5.4 million, respectively. The change in fair value of embedded derivatives resulted in the recognition of a gain of $3.8 million for the year ended December 31, 2017 and a loss of $5.4 million for the year ended December 31, 2016. The gain of $3.8 million for the year ended December 31, 2017 was primarily attributable to the elimination of several embedded derivatives pursuant to the Sixth Amendment to the Credit Facility as discussed in Note 5 to our 2018 consolidated financial statements included in Item 8 of the Report. The loss of $5.4 million for the year ended December 31, 2016 was due to the second amendment to the Credit Facility in October 2016, which resulted in new embedded derivatives.

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

As a result of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the U.S. federal corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2017 to a flat rate of 21% effective January 1, 2018. Accordingly, a provisional decrease of $31.8 million in our domestic deferred tax assets was recognized as of December 31, 2017 and this amount was fully offset by a decrease in our valuation allowance. As a result, we did not record any net domestic deferred income tax expense for the year ended December 31, 2017. Upon completion of our assessment of the impact of the Tax Act in the fourth quarter of 2018, we concluded that no changes were needed to our provisional estimates established as of December 31, 2017. For further discussion of the Tax Act, please refer to Note 9 to the consolidated financial statements included in Item 8 of this Report.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had a working capital deficit of $125.6 million and we had an accumulated deficit of $372.4 million. We incurred a net loss of $68.0 million, $53.3 million and $12.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $180.4 million that is included in current liabilities as of December 31, 2018. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to customers are currently limited to approximately 38.0% of the related deferred revenue based on our gross margin of 62.0% for the year ended December 31, 2018.

We have contractual obligations of approximately $22.4 million that are due during the 12 months ending December 31, 2019. This amount consists of (i) Series A Preferred Stock dividends payable in cash of approximately $14.4 million, (ii) operating and capital lease payments of $5.4 million and (iii) principal and interest payments of $2.6 million due under our amended loan payable to GP Sponsor through the maturity date of June 28, 2019.

For the next 12 months, we believe that cash, cash equivalents, and restricted cash of $25.2 million as of December 31, 2018, plus future cash flow from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures, and our contractual obligations of approximately $22.4 million that are due during the 12 months ending December 31, 2019.

As discussed below in greater detail, for the year ended December 31, 2018, we generated cash flows from our operating activities of $22.4 million, which were derived from cash earnings of $17.3 million and changes in operating assets and liabilities of $5.1 million. We believe our operating cash flows for the year ending December 31, 2019 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Private Placement

On July 19, 2018, we completed a private placement (the “Private Placement”) of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock for cash proceeds of $133.0 million (after taking into account a discount of $7.0 million to the initial liquidation preference of the shares of Series A Preferred Stock but before transaction costs associated with the Private Placement). In connection with the Private Placement, we incurred total transaction costs of $4.6 million, including costs incurred on behalf of the Purchasers. After deduction of total transaction costs, the net proceeds from the Private Placement were $128.4 million. Substantially all of the $133.0 million of cash proceeds were used to repay and terminate our Credit Facility for a total of $132.8 million as discussed below.

The holders of Series A Preferred Stock are entitled to a Cash Dividend of 10.0% per annum and a PIK Dividend of 3.0% per annum for the first five years following the closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. Assuming no redemptions of the Series A Preferred Stock and no conversions to Common Stock, the following Cash Dividends and PIK Dividends (settled through issuance of additional shares of Series A Preferred Stock) are expected to accrue through July 19, 2023 (in thousands):

	Cash	PIK	Total
Year Ending December 31:
2019	$14,351	$4,305	$18,656
2020	14,787	4,436	19,223
2021	15,235	4,571	19,806
2022	15,698	4,709	20,407
2023	8,838	2,652	11,490
Total	$68,909	$20,673	$89,582

This refinancing improved our liquidity and capital resources whereby future financing cash payments are expected to be limited to annual cash dividends ranging from $14.4 million to $15.7 million over the next four fiscal years.

Please refer to Notes 6 and 15 to the audited consolidated financial statements included in Item 8 of this Report for further details about the Series A Preferred Stock including (i) mandatory redemption rights, (ii) the security agreement and Convertible Notes that may become payable pursuant to certain redemption provisions, (iii) rights to convert to shares of Common Stock, (iv) registration rights, and (v) voting rights and preferences in liquidation.

Interest rates in the United States have begun to rise and may continue to increase. Therefore, any future equity or debt refinancing may be affected by the timing and overall interest rate environment in effect at such time.

Summary of Debt

Debt is presented net of debt discounts and issuance costs ("DDIC") in our balance sheets. As of December 31, 2018 and 2017, our debt obligations consist of the following (in thousands):

	2018	2017
Note payable to GP Sponsor, net of discount	$2,372	$2,059
Credit Facility, net of discount	—	80,054
Total	2,372	82,113
Less current maturities	2,372	15,500
Long-term debt, net of current maturities	$—	$66,613

Note Payable to GP Sponsor
We have a note payable to GP Sponsor with an original face amount of approximately $3.0 million and a carrying amount of $2.4 million and $2.1 million as of December 31, 2018 and 2017, respectively. This obligation was originally due when the outstanding principal balance under the Credit Facility was less than $95.0 million. In June 2018, we entered into an amendment whereby the maturity date was changed to January 4, 2019. On December 21, 2018, we entered into a second amendment that provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, we agreed that the loan would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. The second amendment provides for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, we made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The effective interest rate for accretion of DDIC is 26.4% for the period from December 21, 2018 through June 28, 2019.

Credit Facility
     As discussed above, on July 19, 2018 we used $132.8 million of the cash proceeds from the Private Placement to repay and terminate our Credit Facility. The Credit Facility provided for an aggregate commitment up to $125.0 million and would have matured in June 2020. Borrowings were collateralized by substantially all of our assets, including certain cash depository accounts that were subject to control agreements with the Lenders. We were required to comply with various financial and operational covenants on a monthly or quarterly basis, including a leverage ratio, minimum liquidity, churn rate, asset coverage ratio, minimum gross margin and certain budget compliance restrictions under the Credit Facility. Additionally, the covenants in the Credit Facility prohibited or limited our ability to incur additional debt, pay cash dividends, sell assets, merge or consolidate with another company and other customary restrictions associated with debt arrangements.

The outstanding principal balance provided for monthly interest payments at 15.0% per annum, consisting of 12.0% per annum that was payable in cash and 3.0% per annum that was payable through the issuance of additional borrowings beginning on the interest payment due date (referred to as paid-in-kind, or “PIK” interest). In addition, a make-whole applicable premium payment of approximately 15.0% per annum through June 2019 was required for certain principal prepayments. The Credit Facility provided for collateral monitoring fees at the rate of 2.5% of the outstanding principal balance. The Credit Facility also required unused line fees of 5.0% per annum on the $17.5 million undrawn portion.

Under the Credit Facility, we were required to make payments to the Lenders when certain extraordinary cash receipts were received, including certain insurance settlements and court awards from litigation and appeals of judgments. As discussed in Note 10 to our consolidated financial statements included in Item 8 of this Report, on March 30, 2018, we received $21.5 million from the appeal of the Oracle litigation, of which approximately $0.5 million is payable to a third party that previously provided insurance coverage related to the litigation. On April 3, 2018, we paid $21.0 million consisting of $17.9 million of principal, and $3.1 million for make-whole applicable premium due to the Lenders.

In connection with the closing on July 19, 2018 of the Private Placement discussed above, we used substantially all of the $133.0 million of cash proceeds to repay all outstanding indebtedness and fees under the Credit Facility as follows (in thousands):

Contractual principal and exit fees:
Principal balance	$102,576
Mandatory trigger event exit fees	13,624
Mandatory consulting	2,000
Subtotal	118,200
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,073
Total cash termination payments	$132,830

Upon termination of the Credit Facility, the restrictions related to the restricted cash control account were eliminated and the related funds are classified as cash and cash equivalents as of December 31, 2018. For further information about the Credit Facility, please refer to Note 5 to our consolidated financial statements included in Item 8 of this Report.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net cash provided by (used in):
Operating activities	$22,382	$29,163	$(59,609)
Investing activities	(1,053)	(1,392)	(1,188)
Financing activities	(34,774)	(16,490)	77,088

Cash Flows Provided by Operating Activities

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. Also, as our revenue has increased we have been able to improve our gross margin, due to the costs of employee and shared support services being spread out over a wider client base. Additionally, we have been able to leverage our sales and marketing expenses over the increased client base and have found opportunities to reduce spending while continuing to expand our business. For the years ended December 31, 2018 and 2017, cash flows provided by operating activities amounted to $22.4 million and $29.2 million, respectively. The key components in the calculation of our cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016, are as follows (in thousands):

	2018	2017	2016
Net loss	$(67,965)	$(53,297)	$(12,937)
Non-cash expenses, net	74,854	57,672	18,403
Non-operating expense	10,410	4,607	—
Changes in operating assets and liabilities, net	5,083	20,181	(65,075)
Net cash provided by (used in) operating activities	$22,382	$29,163	$(59,609)

For the year ended December 31, 2018, cash flows provided by operating activities amounted to $22.4 million. While we recognized a net loss of $68.0 million for the year ended December 31, 2018, non-cash expenses mitigated the cash impact of our net loss. For the year ended December 31, 2018, net non-cash expenses amounted to $74.9 million and were primarily comprised of the write-off of DDIC of $54.5 million, accretion and amortization expense of $13.3 million, and stock-based compensation expense of $4.4 million. Additionally, make-whole applicable premium of $10.4 million is an expense included in our net loss that was classified as a financing cash outflow since it related to the prepayment of principal under our Credit Facility.

For the year ended December 31, 2018, changes in operating assets and liabilities contributed $5.1 million of positive operating cash flows primarily due to customer cash collections that resulted from an increase of deferred revenue for $29.0 million, a decrease in prepaid expenses and other of $0.9 million, and an increase in accounts payable and accrued liabilities of $1.3 million, which were partially offset by a use of cash from an increase of accounts receivable for $18.0 million and a reduction in the deferred insurance settlement liability of $8.0 million.

For the year ended December 31, 2017, cash flows provided by operating activities amounted to $29.2 million. While we recognized a net loss of $53.3 million for the year ended December 31, 2017, non-cash expenses mitigated the cash impact of our net loss. For the year ended December 31, 2017, non-cash expenses amounted to $57.7 million and were primarily comprised of accretion and amortization expense of $24.9 million, a loss from change in fair value of redeemable warrants of $16.4 million, the write-off of DDIC of $12.1 million, and stock-based compensation expense of $3.0 million. Additionally, make-whole applicable premium of $4.6 million is an expense included in our net loss that was classified as a financing cash outflow since it related to the prepayment of principal under our Credit Facility.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities were primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Such capital expenditures totaled $1.1 million, $1.4 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. From June 2016 when we entered into the Credit Facility until the termination of the Credit Facility in July 2018, we were subject to covenants in the Credit Facility that restricted our capital expenditures.

For the year ended December 31, 2018, capital expenditures of $1.1 million consisted of new computer equipment of $0.5 million for our U.S. facilities, and $0.3 million for computer equipment and software for our facility in India, and $0.1 million for computer equipment and software at our facility in Brazil.

For the year ended December 31, 2017, capital expenditures of $1.4 million consisted of $0.4 million for new computer equipment at our U.S. facilities, leasehold improvements and equipment of $0.7 million for our new larger facility in Brazil, and $0.3 million for computer equipment for our facility in India.

For the year ended December 31, 2016, capital expenditures of $1.2 million included new computer equipment of $0.8 million at our U.S. facilities and $0.3 million at our location in India.

Cash Flows from Financing Activities

For the year ended December 31, 2018, cash used in financing activities was $34.8 million. For the year ended December 31, 2018, sources of cash from financing activities were comprised of $133.0 million of proceeds from the issuance of Series A Preferred Stock and Common Stock in the Private Placement, and $2.0 million from the exercise of stock options. For the year ended December 31, 2018, our financing activities resulted in cash outflows that totaled $169.8 million. The key uses of cash from financing activities consisted of (i) payments under the Credit Facility for principal and other contractual obligations of $145.8 million, (ii) make-whole applicable premium payments of $10.4 million, (iii) payments for DDIC and other financing costs of $5.9 million, (iv) payments for deferred offering costs related to the Private Placement of $4.3 million, and (v) principal payments under capital lease obligations of $0.6 million. Principal payments under the Credit Facility consisted of a mandatory prepayment in April 2018 of $17.9 million from collection of the Rimini I appeal award, $2.0 million of mandatory consulting fees under the Credit Facility in June 2018, scheduled principal payments of $7.3 million, and a cash payment of $118.2 million upon payoff of the Credit Facility on July 19, 2018. Payments for DDIC and other financing costs totaled $5.9 million, which consisted of $5.0 million of Credit Facility amendment fees that were incurred in 2017, and $0.7 million related to an unsuccessful debt financing that was charged to expense for the year ended December 31, 2018.

For the year ended December 31, 2017, cash used in financing activities of $16.5 million was primarily attributable to principal payments of $42.0 million under the Credit Facility, including prepayments of $14.1 million from a deferred insurance settlement, $5.0 million of consulting exit fees required under the Sixth Amendment, $4.0 million from the 75% of Excess Cash Flow requirement under the Credit Facility for the first quarter of 2017, $2.5 million required under the third amendment in May 2017, and $0.9 million from customer prepayments received. In addition to these principal prepayments that totaled $26.5 million, we made a scheduled consulting payment of $2.0 million, and scheduled principal payments of $13.5 million. Other uses of cash for financing activities for the year ended December 31, 2017 included a cash payment for make-whole applicable premium of $4.6 million, payment of offering costs related to the merger with GPIA and the related reverse recapitalization of $12.2 million, principal payments under capital leases of $0.8 million, and payments for DDIC related to amendments to the Credit Facility of $0.1 million. For the year ended December 31, 2017, sources of cash from financing activities consisted of $42.4 million of net proceeds from the merger with GPIA and the related reverse recapitalization, and proceeds from the exercise of stock options of $0.9 million.

For the year ended December 31, 2016, cash provided by financing activities of $77.1 million was primarily attributable to net proceeds from borrowings under the Credit Facility of $83.7 million, and net proceeds of $9.9 million from the issuance of Series C preferred stock in October 2016. These sources of cash total $93.6 million and were partially offset by (i) principal payments to repay our previous line of credit for $14.7 million, (ii) principal payments under the Credit Facility of $0.5 million, (iii) principal payments on capital lease obligations of $0.7 million, and (iv) payments for DDIC of $0.6 million.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax set forth in the U.S. Tax Cuts and Jobs Act of 2017 may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of December 31, 2018, we had cash and cash equivalents of $3.8 million in our foreign subsidiaries.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2018, and the period in which each contractual obligation is due:

	Year Ending December 31:
	2019	2020	2021	2022	2023	Thereafter	Total
Series A Preferred Stock:
Cash Dividends at 10.0% per annum	$14,351	$14,787	$15,235	$15,698	$8,838	$—	$68,909
PIK Dividends at 3.0% per annum (1)	4,305	4,436	4,571	4,709	2,652	—	20,673
Assumed redemption (2)	—	—	—	—	140,846	—	140,846
GP Sponsor Note Payable:
Principal (3)	2,555	—	—	—	—	—	2,555
Interest (3)	96	—	—	—	—	—	96
Lease obligations:
Operating	4,942	4,058	3,765	2,936	370	349	16,420
Capital	414	155	72	—	—	—	641
Total	$26,663	$23,436	$23,643	$23,343	$152,706	$349	$250,140
____________________________________

(1)
PIK Dividends are accrued quarterly in arrears at 3.0% per annum for the first five years following the July 19, 2018 original issuance date. The accrued PIK Dividends are settled quarterly through the issuance of additional shares of Series A Preferred Stock. Accordingly, the PIK shares of Series A Preferred Stock may be converted to Common Stock or subject to the holders' redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

(2)
As discussed in Note 6 to our consolidated financial statements included in Item 8 of this Report, the Series A Preferred Stock will become mandatorily redeemable, upon the election by the holders of a majority of the then outstanding Preferred Stock, on or after July 19, 2023. For purposes of this table, we have assumed that holders of Series A Preferred Stock do not elect to exercise their right to convert to Common Stock and we do not elect to redeem any shares prior to July 19, 2023. Rather, we have assumed that the holders elect to require us to redeem all outstanding shares of Series A Preferred Stock on July 19, 2023 for the entire liquidation preference of $140.8 million that is outstanding as of December 31, 2018. Under this scenario, the cumulative PIK Dividends of $20.7 million shown in the table above would also be subject to redemption on July 19, 2023.

(3)
As discussed in Note 5 to our consolidated financial statements included in Item 8 of this Report, on December 21, 2018, the GP Sponsor Note Payable was amended to provide an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, we agreed that the loan would retroactively bear interest at 13.0% per annum from July 19, 2018 through the amended maturity date. The second amendment provides for monthly principal payments of approximately $0.4 million plus accrued interest through the maturity date.

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

With respect to our significant accounting policies that are described in Note 2 to our consolidated financial statements included in Item 8 of this Report, we believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Debt

At inception of our former Credit Facility, we evaluated the agreement, as well as several related agreements that were entered into concurrently, to determine if the fair value of the cash and non-cash amounts payable pursuant to such agreements are required to be treated as DDIC. In addition, for amounts subject to a consulting agreement entered into concurrently with the Origination Agent, we determined that the fair value of the warrants issued at inception, the annual consulting services, and the Trigger Event fees payable at termination of the Credit Facility, should all be accounted for as additional consideration to obtain the financing. Accordingly, these costs, as well as origination fees, original issue discounts, and incremental and direct professional fees paid by us for our own account and similar costs paid on behalf of the lenders under the Credit Facility, were treated as DDIC.

DDIC was allocated proportionately, based on cumulative borrowings in relation to the total financing commitment, between the funded and unfunded portions of the Credit Facility debt. DDIC related to funded debt was classified as a reduction in the carrying value of the debt in our consolidated balance sheets and was accreted to interest expense using the effective interest method. DDIC related to unfunded debt was classified as a long-term asset in our consolidated balance sheets and was amortized using the straight-line method from the date the cost was incurred through the contractual term of the debt agreement. As we borrowed incremental amounts under the Credit Facility, the net carrying value of DDIC related to previously unfunded debt was transferred to DDIC related to funded debt for inclusion as a component of the carrying value of the funded debt with accretion computed prospectively using the effective interest method.

When we amended our debt agreements, we evaluated the terms to determine if the amendment should be accounted for as a troubled debt restructuring or as a modification or extinguishment. For all six amendments to the Credit Facility, we concluded that accounting as a modification was required, whereby DDIC continued to be accounted for as a component of the carrying value of the debt and amounts paid to the lenders to effect the amendment were accounted for as DDIC and allocated between the funded debt and the unfunded debt. When we made mandatory prepayments of principal under the Credit Facility, we wrote-off a proportional amount of unamortized DDIC in relation to the funded debt obligations under the Credit Facility. Upon termination of the Credit Facility, we recognized a loss for the portion of DDIC that had not been accreted or amortized on the date of termination.

Series A Preferred Stock

In July 2018 we completed a private placement of Series A Preferred Stock, Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date. We allocated the net proceeds received based on the relative fair value of the Common Stock and the Series A Preferred Stock as determined by an independent valuation specialist. The net carrying value of the Series A Preferred Stock is classified as mezzanine equity in our consolidated balance sheets since the holders have redemption rights beginning in July 2023 (and earlier under certain circumstances). The aggregate discount related to the Series A Preferred Stock is being accreted using the effective interest method through the earliest date that the holders can currently demand redemption. Accordingly, the carrying value of the Series A Preferred Stock is being increased with corresponding reductions in additional paid-in capital until July 19, 2023, when the carrying value will be equal to the aggregate liquidation preference. Accrued dividends at the aggregate rate of 13.0% per annum are a component of the liquidation preference until paid in cash or settled in additional shares of Series A Preferred Stock. For the calculation of earnings per share of Common Stock, accretion and accrued dividends are treated as deductions in the calculation of earnings applicable to common stockholders.

The liquidation preference of the Series A Preferred Stock is convertible into shares of our Common Stock by the holders and, subject to certain restrictions, we have the right to require the holders to convert their shares of Series A Preferred Stock into Common Stock after July 19, 2021. Subject to provisions that require a make-whole penalty for the first three years, we also have the right to redeem the outstanding shares of Series A Preferred Stock. The Series A Preferred Stock will become mandatorily redeemable at any time upon the reasonable determination of the holders of a majority of the Series A Preferred Stock then outstanding of the occurrence of a Material Adverse Effect or the occurrence of a Material Litigation Effect (as such terms are defined in the Certificate of Designations ("CoD")), with the Redemption Amounts payable automatically becoming payment obligations pursuant to the Convertible Notes with a concurrent cancellation of the shares of the Series A Preferred Stock. If any conversion or redemption event occurs prior to July 19, 2023, the discount that has not been accreted with respect to such shares of Series A Preferred Stock will be deducted in the calculation of earnings applicable to common stockholders for the period in which the conversion or redemption event occurs. Additionally, at such time, if any, that the holders of Series A Preferred Stock have the right to demand a mandatory redemption, we will be required to classify the Series A Preferred Stock or the Convertible Notes as a current liability in our consolidated balance sheets.

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

Valuation of Embedded Derivatives and Redeemable Warrants

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

Our former Credit Facility included features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. The fair value of these embedded derivatives was estimated using the “with” and “without” method. Accordingly, the Credit Facility was first valued with the embedded derivatives (the “with” scenario)

and subsequently valued without the embedded derivative (the “without” scenario). The fair values of the embedded derivatives were estimated as the difference between the fair values of the Credit Facility in the “with” and “without” scenarios. The fair values of the Credit Facility in the “with” and “without” scenarios were determined using the income approach, specifically the yield method. Significant “Level 3” assumptions used in the valuation of the embedded derivatives include the timing of projected principal payments, the remaining term to maturity, and the discount rate.

We issued warrants to the Origination Agent in connection with a consulting agreement entered into concurrently with our former Credit Facility. Until October 10, 2017, the Origination Agent Warrants were redeemable for cash at the option of the holders under certain circumstances, including termination of the Credit Facility. The valuation methodology for the warrants was performed through a hybrid model using Monte Carlo simulation. For valuations performed through September 30, 2017, we considered possible future equity financing and liquidity scenarios, including an initial public offering, a sale of the business, and a liquidation of our company. Key assumptions inherent in the warrant valuation methodology through September 30, 2017 included projected revenue multiples, historical volatility, the risk-free interest rate, a discount rate for lack of marketability, and an overall discount rate. Key assumptions inherent in the warrant valuation methodology as of October 10, 2017 only considered the scenario for consummation of the GPIA mergers, and historical volatility, the risk-free interest rate, and an overall discount rate. Subsequent to October 10, 2017, due to the elimination of the redemption feature, the Origination Agent warrants are no longer carried at fair value in our consolidated financial statements.

The assumptions used in estimating the fair value of warrants, derivatives and stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, warrant expense could be different in the future.

Please refer to Note 8 to our consolidated financial statements in Item 8 of this Report for details regarding valuation and accounting for warrants and stock options under our equity-based compensation plans.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. If some amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. If we determine that a loss is reasonably possible, and the range of the loss is estimable, then we disclose the range of the possible loss. If we cannot estimate the range of loss, then we will disclose the reason why we cannot estimate the range of loss. On a quarterly basis we evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed. When we incur fees to lawyers for our defense of potential loss contingencies, the costs are charged to operating expenses in the period incurred.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We

generated between 31% and 35% of our revenue from our international business for the years ended December 31, 2018, 2017 and 2016. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

Interest Rate Sensitivity

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Inflation Risk

We do not believe that inflation currently has a material effect on our business.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rimini Street, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rimini Street, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Francisco, California
March 14, 2019

RIMINI STREET, INC.

Consolidated Balance Sheets
December 31, 2018 and 2017
(In thousands, except per share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$24,771	$21,950
Restricted cash	435	18,077
Accounts receivable, net of allowance of $489 and $51, respectively	80,599	63,525
Prepaid expenses and other	7,099	8,560
Total current assets	112,904	112,112
Long-term assets:
Property and equipment, net	3,634	4,255
Deferred debt issuance costs, net	—	3,520
Deposits and other	1,438	1,565
Deferred income taxes, net	909	719
Total assets	$118,885	$122,171
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$2,372	$15,500
Accounts payable	12,851	10,137
Accrued compensation, benefits and commissions	22,503	18,154
Other accrued liabilities	20,424	32,553
Deferred revenue	180,358	152,390
Total current liabilities	238,508	228,734
Long-term liabilities:
Long-term debt, net of current maturities	—	66,613
Deferred revenue	28,898	29,182
Accrued PIK dividends payable	1,056	—
Other long-term liabilities	2,011	7,943
Total liabilities	270,473	332,472
Commitments and contingencies (Note 10)
Redeemable Series A Preferred Stock. Authorized 180 shares, issued and outstanding 141 shares. Liquidation preference of $140,846; net of discount of $26,848	113,998	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 64,193 and 59,314 shares as of December 31, 2018 and 2017, respectively	6	6
Additional paid-in capital	108,347	94,967
Accumulated other comprehensive loss	(1,567)	(867)
Accumulated deficit	(372,372)	(304,407)
Total stockholders' deficit	(265,586)	(210,301)
Total liabilities, redeemable preferred stock and stockholders' deficit	$118,885	$122,171

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2018, 2017 and 2016
(In thousands, except per share amounts)

	2018	2017	2016
Revenue	$252,790	$212,633	$160,175
Cost of revenue	95,981	82,898	67,045
Gross profit	156,809	129,735	93,130
Operating expenses:
Sales and marketing	93,215	66,759	72,936
General and administrative	36,982	36,144	36,212
Litigation costs and related recoveries, net	1,258	4,860	(29,949)
Total operating expenses	131,455	107,763	79,199
Operating income	25,354	21,972	13,931
Non-operating expenses:
Interest expense	(32,530)	(43,357)	(13,356)
Other debt financing expenses	(58,331)	(18,361)	(6,372)
Gain (loss) from change in fair value of redeemable warrants	—	(16,352)	1,578
Gain (loss) from change in fair value of embedded derivatives	1,600	3,800	(5,400)
Other income (expense), net	(2,066)	320	(1,786)
Loss before income taxes	(65,973)	(51,978)	(11,405)
Income tax expense	(1,992)	(1,319)	(1,532)
Net loss	(67,965)	(53,297)	(12,937)
Other comprehensive income (loss):
Foreign currency gain (loss)	(700)	179	(500)
Comprehensive loss	$(68,665)	$(53,118)	$(13,437)

Net loss attributable to common stockholders	$(78,606)	$(53,297)	$(22,937)
Net loss per share attributable to common stockholders (basic and diluted) (1)	$(1.28)	$(1.65)	$(0.95)
Weighted average number of shares of Common Stock outstanding (basic and diluted) (1)	61,384	32,229	24,262
___________________

(1)	See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	RSI Convertible Preferred Stock (1)		Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances, December 31, 2015	44,045	$9,635	24,247	$2	$16,763	$(546)	$(238,173)	$(212,319)
Issuance of Series C Preferred Stock	56,441	10,001	—	—	—	—	—	10,001
RSI Series C Convertible Preferred Stock offering costs	—	(94)	—	—	—	—	—	(94)
Beneficial conversion feature of Series C Preferred Stock	—	—	—	—	10,000	—	—	10,000
Deemed dividend for beneficial conversion features	—	—	—	—	(10,000)	—	—	(10,000)
Stock-based compensation	—	—	—	—	2,297	—	—	2,297
Warrant fair value adjustment	—	—	—	—	(7)	—	—	(7)
Issuance of shares upon exercise of stock options	—	—	35	—	49	—	—	49
Foreign currency translation loss	—	—	—	—	—	(500)	—	(500)
Net loss	—	—	—	—	—	—	(12,937)	(12,937)
Balances, December 31, 2016	100,486	19,542	24,282	2	19,102	(1,046)	(251,110)	(213,510)
Stock-based compensation	—	—	—	—	2,963	—	—	2,963
Warrant fair value adjustment	—	—	—	—	380	—	—	380
Exercise of stock options for cash	—	—	1,219	—	872	—	—	872
Give effect to Mergers and reverse recapitalization:
Conversion of RSI Preferred Stock	(100,486)	(19,542)	24,058	3	19,539	—	—	—
Cashless exercise of warrant	—	—	43	—	—	—	—	—
Elimination of redemption liability for Origination Agent warrants	—	—	—	—	23,621	—	—	23,621
Issuance of Common Stock:
Net equity infusion from Mergers	—	—	9,324	1	38,926	—	—	38,927
Financial advisors for transaction costs	—	—	388	—	3,884	—	—	3,884
Transaction costs incurred by RSI	—	—	—	—	(14,282)	—	—	(14,282)
Cash paid to settle stock options of former employees	—	—	—	—	(38)	—	—	(38)
Foreign currency translation gain	—	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	—	(53,297)	(53,297)
Balances, December 31, 2017	—	—	59,314	6	94,967	(867)	(304,407)	(210,301)
Stock-based compensation expense	—	—	—	—	4,394	—	—	4,394
Exercise of stock options for cash	—	—	1,982	—	2,034	—	—	2,034
Issuance of Common Stock in Private Placement, net	—	—	2,897	—	17,593	—	—	17,593
Accretion of discount on Series A Preferred Stock	—	—	—	—	(2,373)	—	—	(2,373)
Accrued dividends on Series A Preferred Stock
Paid and payable in cash	—	—	—	—	(6,366)	—	—	(6,366)
Paid and payable in kind	—	—	—	—	(1,902)	—	—	(1,902)
Foreign currency translation loss	—	—	—	—	—	(700)	—	(700)
Net loss	—	—	—	—	—	—	(67,965)	(67,965)
Balances, December 31, 2018	—	$—	64,193	$6	$108,347	$(1,567)	$(372,372)	$(265,586)
__________________________

(1)	See Note 1 for discussion of reverse recapitalization given effect herein.

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,965)	$(53,297)	$(12,937)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion and amortization of debt discount and issuance costs	13,331	24,890	10,121
Write-off of debt discount and issuance costs	54,536	12,071	—
Loss (gain) from change in fair value of redeemable warrants	—	16,352	(1,578)
Loss (gain) from change in fair value of embedded derivatives	(1,600)	(3,800)	5,400
Paid-in-kind interest expense	1,886	2,966	900
Stock-based compensation expense	4,394	2,963	2,297
Depreciation and amortization	1,838	1,973	1,783
Write-off of deferred debt financing costs	704	—	—
Deferred income taxes	(235)	(124)	(520)
Other	—	381	—
Make-whole applicable premium included in interest expense	10,410	4,607	—
Changes in operating assets and liabilities:
Accounts receivable	(18,036)	(8,348)	(14,663)
Prepaid expenses, deposits and other	860	(3,279)	(1,427)
Accounts payable	2,875	1,200	4,636
Accrued compensation, benefits, commissions and other liabilities	(1,541)	5,623	10,759
Deferred insurance settlement	(8,033)	8,033	—
Accrued litigation settlement	—	—	(121,411)
Deferred revenue	28,958	16,952	57,031
Net cash provided by (used in) operating activities	22,382	29,163	(59,609)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,053)	(1,392)	(1,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series A Preferred Stock and Common Stock in Private Placement	133,000	—	—
Principal payments on borrowings	(145,807)	(41,994)	(15,313)
Make-whole applicable premium related to prepayment of borrowings	(10,410)	(4,607)	—
Payments for offering costs	(4,288)	(12,247)	—
Debt issuance costs paid	(5,871)	(114)	(560)
Proceeds from exercise of employee stock options	2,034	872	44
Payment of cash dividends on Series A Preferred Stock	(2,845)	—	—
Principal payments on capital leases	(587)	(776)	(733)
Proceeds from capital infusion in reverse recapitalization	—	42,414	—
Cash paid to settle stock options of former employees	—	(38)	—
Net proceeds from borrowings	—	—	83,743
Net proceeds from issuance of Series C Preferred Stock	—	—	9,907
Net cash provided by (used in) financing activities	(34,774)	(16,490)	77,088
Effect of foreign currency changes on cash	(1,376)	509	(613)
Net change in cash, cash equivalents and restricted cash	(14,821)	11,790	15,678
Cash, cash equivalents and restricted cash at beginning of year	40,027	28,237	12,559
Cash, cash equivalents and restricted cash at end of year	$25,206	$40,027	$28,237

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows, Continued
Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,321	$16,542	$2,972
Cash paid for income taxes	1,765	1,730	1,609

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares issued in Private Placement:
Fair value of 2,897 shares of Common Stock issued for no consideration	20,131	—	—
Original issuance discount on Series A Preferred Stock	7,000	—	—
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	3,521	—	—
Accrued PIK dividends	1,056	—	—
Accretion of discount on Series A Preferred Stock	2,373	—	—
Issuance of Series A Preferred Stock for PIK Dividends	846	—	—
Liability for mandatory fees and related debt discount under Credit Facility:
Adjustment for updated calculation of mandatory trigger event exit fees	3,952	9,414	9,957
Balance at inception of Credit Facility	—	—	45,301
Adjustment for mandatory consulting fees due to amendment	—	—	6,000
Increase in principal for debt discount on GP Sponsor loan	167	—	—
Purchase of equipment under capital lease obligations	353	214	868
Increase in payables for:
Capital expenditures	—	65	47
Debt discount for amendment fees under Credit Facility	—	5,000	—
Credit Facility exit fee obligations converted to principal	—	50,000	—
Elimination of redemption liability for Origination Agent warrants	—	23,621	—
Conversion of RSI Preferred Stock to Common Stock in connection with the Mergers	—	19,542	—
Issuance of Common Stock in connection with the Mergers:
RSI financial advisor for transaction costs	—	2,375	—
GPIA deferred underwriting fee liability as reduction of capital infusion	—	1,509	—
Assumption of note payable to GP Sponsor in connection with the Mergers	—	1,992	—
Acquisition of prepaid expenses in connection with the Mergers	—	14	—
Deemed dividend for beneficial conversion feature related to RSI Preferred Stock	—	—	10,000
Issuance of redeemable warrant in connection with the Credit Facility	—	—	8,847

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Nature of Business

Rimini Street, Inc. is a global provider of enterprise software support services. The Company's subscription-based software support products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products offered by enterprise software vendors.

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

As the surviving legal entity, the legal capital structure of GPIA is maintained post-merger, while the amounts associated with the historical capital activities and retained earnings of GPIA were eliminated since the amounts associated with the historical capital activities and operations are deemed to be those of RSI, the operating company and predecessor for accounting purposes. Prior to the consummation of the Mergers, GPIA domesticated as a Delaware corporation (the “Delaware Domestication”) and is authorized to issue up to one billion shares of $0.0001 par value common stock, and up to 100 million shares of $0.0001 par value preferred stock that may be issued in one or more series as determined by the Board of Directors. As such, the consolidated financial results of the Company for the years ended December 31, 2018, 2017 and 2016 presented in the consolidated financial statements reflect the operating results of RSI and its consolidated subsidiaries.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

Liquidity

As of December 31, 2018, the Company's current liabilities exceeded its current assets by $125.6 million, and the Company incurred a net loss of $68.0 million for the year ended December 31, 2018. As of December 31, 2018, the Company had available cash, cash equivalents and restricted cash of $25.2 million. As of December 31, 2018, the Company’s current liabilities included $180.4 million of deferred revenue whereby the historical costs of fulfilling the Company’s commitments to provide services to its customers was approximately 38% of the related deferred revenue for the year ended December 31, 2018.

As discussed in Note 6, the Company refinanced and repaid its Credit Facility on July 19, 2018 through aggregate cash payments of $132.8 million that resulted in the termination of the Credit Facility. These payments were funded from the Private Placement discussed in Note 6 that resulted in cash proceeds of $133.0 million from the sale of 0.1 million shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock. In addition, the Company used approximately $2.7 million of its cash, primarily for interest and fees under the Credit Facility and transaction costs that were due at the Closing. This refinancing is expected to improve the Company’s liquidity and capital resources whereby cash dividends are payable at 10.0% per annum that will result in quarterly cash dividends ranging from $3.5 million to $4.0 million over the initial 5-year period beginning on the issuance date assuming all shares of Series A Preferred Stock remain outstanding, and thereafter, if not previously redeemed or converted, cash dividends will be payable at 13.0% per annum. Additionally, as discussed in Note 5, the Company is obligated to repay the $2.4 million loan payable to GP Sponsor during the first half of 2019, and to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $5.4 million. The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

In addition to the accounting for the reverse recapitalization discussed in Note 1, certain amounts in the consolidated financial statements of RSI issued for prior years have been reclassified to conform to the Company’s presentation for the current year. These reclassifications had no effect on the previously reported net loss, stockholders’ deficit and cash flows.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, the allowance for doubtful accounts receivable, valuation assumptions for stock options, embedded derivatives and warrants, deferred income taxes and the related valuation allowances, accretion of discounts on debt and Series A Preferred Stock, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation may be affected.

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

Until the Credit Facility discussed in Note 5 was terminated on July 19, 2018, payments received from customers were deposited in cash accounts controlled by an agent of the lenders. Restricted cash also includes demand deposits that are pledged as collateral for corporate credit card debts.

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

Property and Equipment

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the following assets:

Years
Computer equipment	1-3
Furniture and fixtures	3-7
Capitalized software costs	3
Leasehold improvements	Up to 8 years, not to exceed lease term

Maintenance and repairs are expensed as incurred. Application development costs related to internal use software projects are capitalized and included in property and equipment. Preliminary planning activities and post implementation activities for internal use software projects are expensed as incurred. Construction-in-progress primarily consists of computer equipment and leasehold improvements that have not yet been placed into service for their intended use. Depreciation and amortization commences when assets are initially placed into service for their intended use.

Deferred Offering Costs

Financial advisory fees, legal fees and other costs that are directly associated with equity offerings are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to stockholders’ deficit in the period it is determined that the offering was successful. Deferred offering costs related to unsuccessful equity offerings are recorded as expense in the period when it is determined that an offering is unsuccessful.

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

Debt Issuance Costs and Discounts

Debt issuance costs are costs incurred to obtain new debt financing or modify existing debt financing and consist of incremental direct costs incurred for professional fees and due diligence services, including reimbursement of similar costs incurred by the lenders. Debt issuance costs are allocated proportionately between funded and unfunded portions of debt. Amounts paid to the lenders when a financing is consummated are a reduction of the proceeds and are treated as a debt discount. Debt issuance costs and discounts related to funded debt are presented in the accompanying consolidated balance sheet as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method. Debt issuance costs related to unfunded debt is presented in the accompanying consolidated balance sheets as a long-term asset and are amortized using the straight-line method over the contractual term of the debt agreement. Unamortized deferred debt issuance costs are not charged to expense when the related debt becomes a demand obligation due to the violation of terms so long as it is probable that the lenders will either waive the violation or will agree to amend or restructure the terms of the indebtedness. If either circumstance is probable, the deferred debt issuance costs continue to be amortized over the remaining term of the initial amortization period. If it is not probable, the costs will be charged to expense. Debt discounts and issuance costs are collectively referred to as DDIC.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded separately from the carrying value of the host contract, with subsequent changes in the estimated fair value recorded as a non-operating gain or loss in the Company’s consolidated statements of operations.

Accounting for Series A Preferred Stock

Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet since the holders have redemption rights beginning in July 2023 (and earlier under certain circumstances). Discounts and incremental and direct costs incurred to consummate the Private Placement were allocated pro rata between the Series A Preferred Stock and the Common Stock issued based on the relative fair value on the Closing Date. The discount related to Series A Preferred Stock is being accreted using the effective interest method. Accordingly, the carrying value of the Series A Preferred Stock is being increased with a corresponding reduction in additional paid-in capital from the issuance date of July 19, 2018 until the first redemption date of July 19, 2023, when the carrying value will be equal to the aggregate liquidation preference. The Company records a liability for dividends in the period incurred. Accrued dividends are a component of the liquidation preference until paid in cash or settled in additional shares of Series A Preferred Stock. Accretion and accrued dividends are treated as deductions in the calculation of earnings attributable to common stockholders.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues generally include any taxes withheld by foreign customers and subsequently remitted to governmental authorities in those foreign jurisdictions. Foreign withholding taxes included in revenues amounted to $0.8 million, $0.4 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Sales Commissions and Related Costs

Costs incurred to obtain new client contracts and to extend existing client contracts are primarily comprised of sales commissions. These costs are charged to expense as incurred.

Advertising

Advertising costs are charged to sales and marketing expense in the period incurred.

Legal Costs and Deferred Settlement Proceeds

Legal fees and costs are charged to general and administrative expense as incurred, other than legal fees and costs that are accounted for as deferred offering costs and debt issuance costs. The proceeds from legal fee insurance coverage prepaid settlements were accounted for as a deferred liability that was reduced as legal expenses related to the litigation were incurred.

Loss Contingencies

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

The following accounting standards are not yet effective and management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for two transition methods: (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption date. The Company currently intends to adopt this standard using the full retrospective method. Due to the Company’s emerging growth status and certain elections made, the new standard is effective for the Company in fiscal year 2019. As an emerging growth company for interim reporting purposes, we can elect to initially apply the standard either in the year of adoption or in the subsequent year. The Company has elected to adopt the standard for interim reporting purposes beginning in the first quarter of fiscal 2020. As a result of this election, fiscal year 2019 interim periods will continue to be reported under legacy GAAP while full year 2019 will be reported under the new standard.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have made significant progress in our analysis of how the standard will impact our revenue, but we have not completed our evaluation and therefore the full impact upon adoption of this standard is not known and cannot be reasonably estimated. Based on our preliminary evaluation to date, we believe that the primary change will be the accelerated timing of revenue recognition for certain contracts due to the removal of the current limitation associated with revenue contingent upon the future delivery of support services. In addition, we expect to capitalize approximately $18.5 million as of January 1, 2017 for costs incurred to obtain new client contracts, which is primarily comprised of sales commissions. Such costs, which are expensed as incurred under the current standard, will be capitalized and amortized over their estimated useful lives of 3 years under the new standard. We will complete our evaluation during fiscal 2019.

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

In May 2017, the FASB issued ASU No. 2017-9, Compensation—Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications of share-based payment awards but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This standard will be effective for the Company in the first quarter of fiscal 2019.

In August 2018, the SEC adopted a final rule that extends the current annual requirement to disclose changes in stockholders’ equity to interim periods and will also require interim disclosure of dividends per share for each class of shares (including the Company’s Series A Preferred Stock). These disclosure provisions become effective beginning in the first quarter of 2019, whereby the Company will be required to disclose changes in stockholders’ deficit for the current and comparative fiscal quarters as well as the current and comparative year-to-date periods presented in future interim condensed consolidated financial statements. The Company will provide the expanded disclosures beginning in the first quarter of 2019.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock at a price of $10.00 per share, resulting in gross proceeds of $36.0 million, and total available cash amounted to $50.3 million. In accounting for the reverse recapitalization, the net cash proceeds amounted to $42.4 million and resulted in the issuance of 9.3 million shares of Common Stock, as shown in the table below (dollars in thousands, expect per share amounts):

	Total Shares	Available Cash
Balances, October 9, 2017	20,009,776	$158,219
Less redemption of GPIA shares prior to the Mergers	(14,286,064)	(143,904)
Balances before backstop equity financing	5,723,712	14,315
GP Sponsor subscription for 3,600,000 shares at $10.00 per share	3,600,000	36,000
Balances prior to consummation of the Mergers	9,323,712	$50,315

In connection with the Mergers, an outstanding loan payable to GP Sponsor with an original face amount of approximately $3.0 million and an imputed value of $2.0 million as discussed in Note 5, was assumed by the Company. Additionally, $1.5 million of GPIA’s deferred underwriting liability was settled through the issuance of 150,937 shares of RMNI Common Stock valued at $10.00 per share. Accordingly, the net equity infusion amounted to $38.9 million, as shown in the table below (in thousands):

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

Outstanding options to purchase shares of RSI’s Capital Stock granted under the 2007 Plan and 2013 Plan (each as defined in Note 8) converted into stock options for shares of RMNI Common Stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Merger Agreement, after giving effect to the Exchange Ratio. The warrants discussed in Note 8 held by the Origination Agent (as defined in Note 5) were modified to provide for the issuance of additional warrants. All of the warrants held by the Origination Agent converted into warrants for shares of RMNI Common Stock with the exercise price and number of shares adjusted to give effect for the Exchange Ratio. Additionally, the anti-dilution provisions discussed in Note 5, and the cash redemption feature discussed in Note 8, were eliminated with respect to the Origination Agent warrants upon consummation of the Mergers.

Transaction Costs and Financial Advisory Fees

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RSI Capital Stock		Number of
Type	Series/ Class	Shares
Preferred	A	5,499,900	(1)
Preferred	B	38,545,560	(1)
Preferred	C	56,441,036	(1)
Common	A	529,329	(1)
Common	B	102,925,500	(1)
Total shares of RSI Capital Stock as of October 10, 2017		203,941,325
Effect of Exchange Ratio to convert RSI Capital Stock to Common Stock		48,826,159	(2)
Adjustment for fractional shares		(67)	(3)
Cashless exercise of Guarantee Warrant on closing date		42,556	(4)
Common Stock issued to former RSI stockholders at closing		48,868,648
____________________

(1)	Represents the number of shares of RSI Capital Stock issued and outstanding immediately prior to consummation of the Mergers on October 10, 2017.

(2)	In accounting for the reverse recapitalization, RSI Capital Stock outstanding as of October 10, 2017 was converted to shares of RMNI Common Stock based on the Exchange Ratio.

(3)	The total number of shares of RMNI Common Stock issued to the former holders of RSI Capital Stock was net of fractional shares resulting from rounding down in the application of the Exchange Ratio.

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

NOTE 4 — OTHER FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

For purposes of the consolidated statements of cash flows, as of December 31, 2018, 2017 and 2016 cash, cash equivalents and restricted cash are as follows (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
Cash and cash equivalents	$24,771	$21,950	$9,385
Restricted cash:
Control accounts under Credit Facility	—	17,644	18,263
Corporate credit card debts and other	435	433	589
Total restricted cash	435	18,077	18,852
Total cash, cash equivalents and restricted cash	$25,206	$40,027	$28,237

Upon termination of the Credit Facility as discussed in Note 5, the restrictions related to the control accounts were eliminated and the related funds have been classified as cash and cash equivalents as of December 31, 2018.

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is set forth below for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Allowance, beginning of year	$51	$36	$115
Provisions	491	45	57
Write offs, net of recoveries	(53)	(30)	(136)
Allowance, end of year	$489	$51	$36

Prepaid Expenses and Other Current Assets

As of December 31, 2018 and 2017, prepaid expenses and other current assets consisted of the following (in thousands):

	2018	2017
Prepaid expenses and deposits	$3,450	$5,030
Foreign tax refunds receivable	1,048	1,292
Prepaid loan agent and service fees	—	216
Other	2,601	2,022
Total	$7,099	$8,560

Property and Equipment

As of December 31, 2018 and 2017, property and equipment consisted of the following (in thousands):

	2018	2017
Computer equipment	$7,853	$6,966
Furniture and fixtures	2,632	2,654
Capitalized software costs	517	433
Leasehold improvements	1,142	1,090
Construction-in-progress	33	59
Total property and equipment	12,177	11,202
Less accumulated depreciation	(8,543)	(6,947)
Property and equipment, net	$3,634	$4,255

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $1.8 million, $2.0 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Other Accrued Liabilities

As of December 31, 2018 and 2017, other accrued liabilities consist of the following (in thousands):

	2018	2017
Accrued sales and other taxes	$5,687	$11,266
Accrued professional fees	7,035	8,407
Accrued dividends on Redeemable Series A Preferred Stock	3,521	—
Current maturities of capital lease obligations	387	533
Income taxes payable	767	485
Appeal proceeds payable to insurance company	449	—
Deferred insurance settlement	—	8,033
Liability for embedded derivatives	—	1,600
Other accrued expenses	2,578	2,229
Total other accrued liabilities	$20,424	$32,553

During 2018, the Company remitted sales tax returns to several states where such taxes had been accrued, but had not previously been billed or collected for periods prior to December 31, 2017. As a result of certain negotiations, the Company has already paid $0.4 million and has agreed to pay an additional $1.6 million for sales taxes and related interest. As a result of these negotiations, the Company was also able to reduce its related sales tax accrual by $4.9 million as of December 31, 2018.

Advertising

Advertising expenses were $1.0 million, $1.2 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Litigation Costs and Related Recoveries, Net

For the years ended December 31, 2018, 2017 and 2016, litigation costs and related recoveries, net consists of the following (in thousands):

	2018	2017	2016
Professional fees and other defense costs of litigation	$30,126	$17,171	$21,379
Litigation appeal refund	(21,285)	—	—
Insurance recoveries and reduction in deferred settlement liability, net	(7,583)	(12,311)	(54,248)
Pre-judgment interest on litigation judgment	—	—	2,920
Litigation costs and related recoveries, net	$1,258	$4,860	$(29,949)

Other Income (Expense), Net

For the years ended December 31, 2018, 2017 and 2016, other income (expense), net consists of the following (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
Interest income:
Post-judgment interest on litigation appeal award	$199	$—	$—
Other	54	198	27
Write-off of deferred debt financing costs	(704)	—	—
Foreign currency transaction gain (loss)	(1,320)	191	(1,724)
Other expenses	(295)	(69)	(89)
Total other income (expense), net	$(2,066)	$320	$(1,786)

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs ("DDIC") in the Company's balance sheets. As of December 31, 2018 and 2017, debt consists of the following (in thousands):

	2018	2017
Credit Facility, net of DDIC	$—	$80,054
Note payable to GPIA Sponsor, net of DDIC	2,372	2,059
Total	2,372	82,113
Less current maturities	2,372	15,500
Long-term debt, net of current maturities	$—	$66,613

For purposes of classifying current maturities of long-term debt in the Company's balance sheets, none of the discount is attributed to the current portion until the maturity date is less than one year from the balance sheet data. Accordingly, as of December 31, 2018, the $2.4 million net carrying amount of the related party note payable to GP Sponsor is classified as a current liability due to the amended maturity date in June 2019. As discussed below, the Company repaid in full and terminated the Credit Facility on July 19, 2018.

Credit Facility

Overview. In June 2016, the Company entered into a multi-draw term loan Financing Agreement (the “Credit Facility”) with a syndicate of lenders (the “Lenders”). The Credit Facility would have matured in June 2020 but was repaid and terminated in July 2018 as discussed below. The Credit Facility provided for an aggregate commitment of up to $125.0 million, which consisted of an initial term loan for $30.0 million in June 2016, a “delayed draw A Term Loan” for $65.0 million, and a “delayed draw B Term Loan” for $30.0 million. An origination fee equal to 5.0% of the $125.0 million commitment was paid in cash to the Lenders from the proceeds of the initial term loan. The Credit Facility provided for an Original Issue Discount (“OID”) of 2.0% of the initial face amount of borrowings. Origination fees and OID were accounted for as DDIC.

Borrowings under the Credit Facility were collateralized by substantially all assets of the Company, including certain cash depository accounts that were subject to control agreements with the Lenders. Upon termination of the Credit Facility as discussed below, the restrictions related to the cash control accounts were eliminated and the related funds held in the control accounts were classified as cash and cash equivalents as of December 31, 2018. As of December 31, 2017, the restricted cash balance under the control agreements totaled $17.6 million. The Company was previously required to comply with various financial and operational covenants on a monthly or quarterly basis, including a leverage ratio, minimum liquidity, churn rate, asset coverage ratio, minimum gross margin, and certain budget compliance restrictions. Additionally, the covenants in the Credit Facility prohibited or limited the Company’s ability to incur additional debt, pay cash dividends, sell assets, merge or consolidate with another company, and other customary restrictions associated with debt arrangements.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations to Origination Agent. Concurrent with execution of the Credit Facility, one of the lenders that served as the origination agent (the “Origination Agent”) agreed to provide general business and financial strategy, corporate structure, and long-term strategic planning services pursuant to a consulting agreement that required the Company to make annual cash payments of $2.0 million over the four-year term of the agreement. The Company accounted for the fees payable under this arrangement as debt issuance costs since the value of the future services was not determinable. The consulting agreement initially provided for a pro rata reduction in the annual cash payments when over 50% of the original principal balance was repaid, but this provision was eliminated in October 2016. The elimination of the pro rata reduction changed the contingent nature of the future consulting payments and, accordingly, the Company accrued the entire $6.0 million of remaining payments as a contractual debt liability with a corresponding increase in the DDIC in October 2016. The consulting agreement also provided for the issuance of a warrant to the Origination Agent to purchase 2.7 million shares of Common Stock at an exercise price of $5.64 per share, representing approximately 5% of the Company’s fully-diluted share capital on the date of issuance. The fair value of this warrant on the issuance date in June 2016 was $8.8 million, which was accounted for as a debt issuance cost.

The Credit Facility also required certain payments to the Origination Agent upon the occurrence of a trigger event (“Trigger Event”), which was defined as the earliest of (i) the debt maturity date of June 2020, (ii) the first date on which all the obligations were repaid in full and the commitments of the Lenders were terminated, (iii) the acceleration of the obligations in the event of a default, (iv) initiation of any insolvency proceeding, foreclosure or deed in lieu of foreclosure, and (v) the termination of the Credit Facility for any reason. Upon a Trigger Event, the Company was required to pay (i) a commitment exit fee, (ii) a continuing origination agent service fee, (iii) a consulting exit fee of $14.0 million, and (iv) a foreign withholding tax fee of $2.0 million. The commitment exit fee was calculated using the annualized revenue for the most recent fiscal quarter in which a Trigger Event occurred, times a multiplier of 6.9% of annualized revenue. The settlement value of the commitment exit fee was $9.6 million at inception of the Credit Facility. The continuing origination agent service fee was calculated using the annualized revenue for the most recent fiscal quarter in which a Trigger Event occurred, times a multiplier of 14.1% of annualized revenue. The continuing origination agent fee was estimated at $19.7 million at inception of the Credit Facility. At inception of the Credit Facility in June 2016, the aggregate Trigger Event fees amounted to approximately $45.3 million and were accounted for as a contractual obligation and a corresponding increase in the DDIC related to the Credit Facility. Revised Trigger Event obligations based on quarterly changes in annualized revenue were recognized as changes in DDIC in subsequent periods.

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

The Credit Facility provided for collateral monitoring fees at the rate of 0.5% of the outstanding principal balance through October 2016, which increased to 2.5% of the outstanding principal balance through termination of the Credit Facility. The Credit Facility also required unused line fees of 15.0% per annum on the undrawn portion of the $65.0 million commitment under the delayed draw A Term Loan, and 5.0% per annum on the undrawn portion of the $30.0 million commitment under the delayed draw B Term Loan. In October 2016, the unused line fee terminated with respect to borrowings of $65.0 million under the delayed draw A Term Loan, and $12.5 million of borrowings under the delayed draw B Term Loan. The remaining $17.5 million undrawn portion of the delayed draw B Term Loan provided for unused line fees of 5.0% per annum through the termination date of the Credit Facility. All unused line fees and collateral monitoring fees were payable monthly in arrears and were recorded as a component of other debt financing expenses in the period incurred. Upon the occurrence and during the continuance of any event of default, the principal (including PIK interest), and all unpaid interest provide for an additional interest rate of 2.0% per annum (the “Default Interest”) from the date such event of default occurred until the date it was cured or waived. The Lenders waived all Default Interest that would have otherwise been payable during periods when events of default existed.

Accretion and Amortization. DDIC that relates to the entire Credit Facility was allocated pro rata between the funded and unfunded portions of the Credit Facility based on the relative amounts that were cumulatively borrowed versus the undrawn portion of the $125.0 million commitment. DDIC related to funded debt was accreted to interest expense using the effective interest method based on the aggregate principal obligations to the Lenders and consulting and Trigger Event obligations to the Origination Agent. DDIC associated with unfunded debt was amortized using the straight-line method from the date incurred

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through the maturity date of the Credit Facility, which was included in other debt financing expenses in the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2017, accretion of DDIC related to the funded portion of the Credit Facility was at an annual rate of 26.3%. Excluding the impact of unused line fees, collateral monitoring fees, and amortization of DDIC related to the unfunded portion of the Credit Facility, the overall effective rate was 41.3% as of December 31, 2017.

Principal Prepayments. Under the Credit Facility, the Company was required to make payments to the Lenders when certain extraordinary cash receipts were received. Extraordinary receipts include certain insurance settlements and court awards from litigation and appeals of judgments. As discussed in Note 10, in April 2017 the Company received net proceeds from an insurance settlement of $18.7 million that was used to make a mandatory $14.1 million principal payment, and a $4.6 million make-whole applicable premium payment due to the Lenders. In addition, on March 30, 2018, the Company received $21.5 million from the appeal of the Oracle litigation, of which approximately $0.5 million is payable to third party that previously provided insurance coverage to the litigation. On April 3, 2018, the Company paid $21.0 million consisting of $17.9 million of principal and $3.1 million for make-whole applicable premium due to the Lenders. The Company also recognized a write-off of DDIC of $7.2 million related to the $17.9 million principal prepayment that was triggered by collection of the appeal proceeds.

In connection with the third amendment to the Credit Facility, the Company made a principal prepayment of $2.5 million in May 2017. Beginning in the first quarter of 2017, the amended Credit Facility required quarterly principal payments equal to 75% of the calculated Excess Cash Flow (as defined in the Credit Facility). In May 2017, the Company made a principal prepayment of $4.0 million to satisfy the Excess Cash Flow requirement for the first quarter of 2017. No further payments were required in 2017. In October 2017, the Lenders agreed to change the measurement period for Excess Cash Flow from quarterly to an annual measurement period effective for the year ending December 31, 2019.

Beginning on April 1, 2017, all customer prepayments for service periods in excess of one year were required to be applied to reduce the outstanding principal balance, resulting in total prepayments of $0.9 million for the year ended December 31, 2017. Beginning in October 2017, the Lenders agreed to eliminate this requirement for future customer prepayments.

Equity Issuance Commitment. In October 2016, the Credit Facility was amended to require the Company to complete additional equity issuances (“New Equity”) for aggregate net proceeds of at least $35.0 million by May 2017, with 50% of such net proceeds utilized to repay outstanding borrowings and make-whole applicable premium to the Lenders. In May 2017, the Lenders agreed to amend the Credit Facility to extend the date to complete the New Equity until November 2018. In connection with the May amendment, the Company incurred an amendment fee equal to 1.0% of the $125.0 million commitment under the Credit Facility and agreed to pay certain “target date” fees as a penalty if the consummation of the Merger Agreement discussed in Note 3 occurred after August 31, 2017. The Merger Agreement closed on October 10, 2017, which resulted in two penalty fees of 1.0% of the $125.0 million commitment. In October 2017, the Lenders permanently waived the requirement to pay one of the two penalty fees resulting in a net penalty fee of $1.25 million. The net trigger date penalty and the amendment fee in the aggregate amount of $2.5 million were due upon the earlier of (i) April 16, 2019 and (ii) such time that the Company raised at least $100.0 million of equity financing proceeds.

Termination of the Credit Facility. In connection with the closing on July 19, 2018 of the Private Placement discussed in Note 6, the Company used substantially all of the $133.0 million of gross proceeds from the Private Placement (together with cash-on-hand) to repay all outstanding indebtedness and fees under the Credit Facility, and the Credit Facility was terminated. The aggregate cash payments to terminate the Credit Facility amounted to $132.8 million and consisted of the following (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual principal and exit fees:
Principal balance	$102,576
Mandatory trigger event exit fees	13,624
Mandatory consulting	2,000
Subtotal	118,200
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,073
Total cash termination payments	$132,830

Funded Credit Facility Activity for 2018. Presented below is a summary of activity related to the funded debt, including allocated DIC, for the year ended December 31, 2018 (in thousands):

				Contractual Liability Payments				DDIC Write-off
	December 31, 2017	PIK Accrual	Liability Adjustments	Scheduled	Prepayments	Pay-off	Accretion Expense	Prepayments	Pay-off	December 31, 2018
Contractual liabilities:
Principal balance	$125,872	$1,886	$—	$(7,250)	$(17,932)	$(102,576)	$—	$—	$—	$—
Mandatory trigger event exit fees	9,672	—	3,952	—	—	(13,624)	—	—	—	—
Mandatory consulting fees	4,000	—	—	(2,000)	—	(2,000)	—	—	—	—
Total contractual liabilities	139,544	1,886	3,952	(9,250)	(17,932)	(118,200)	—	—	—	—
DDIC:
Original issue discount	1,816	—	—	—	—	—	—	(234)	(1,582)	—
Origination fee	4,538	—	—	—	—	—	—	(586)	(3,952)	—
Amendment fee	11,521	—	—	—	—	—	—	(1,487)	(10,034)	—
Fair value of warrants	6,424	—	—	—	—	—	—	(829)	(5,595)	—
Consulting fees to lenders	6,519	—	—	—	—	—	—	(841)	(5,678)	—
Mandatory trigger event exit fees	55,200	—	3,952	—	—	—	—	(7,314)	(51,838)	—
Other issuance costs	3,600	—	—	—	—	—	—	(465)	(3,135)	—
Total DDIC	89,618	—	3,952	—	—	—	—	(11,756)	(81,814)	—
Cumulative accretion	(30,128)	—	—	—	—	—	(11,670)	4,587	37,211	—
Net discount	59,490	—	3,952	—	—	—	(11,670)	(7,169)	(44,603)	—
Net carrying value	$80,054	$1,886	$—	$(9,250)	$(17,932)	$(118,200)	$11,670	$7,169	$44,603	$—

Funded Credit Facility Activity for 2017. Presented below is a summary of activity related to the funded debt, including allocated DDIC, for the year ended December 31, 2017 (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016	PIK Accrual	Liability Adjustments	Contractual Liability Payments			Amendment Costs	Accretion Expense	DDIC	December 31, 2017
				Scheduled	Prepayments	Transfers (1)			Write-off
Contractual liabilities:
Principal balance	$107,900	$2,966	$—	$(13,500)	$(21,494)	$50,000	$—	$—	$—	$125,872
Mandatory trigger event exit fees	55,258	—	9,414	—	(5,000)	(50,000)	—	—	—	9,672
Mandatory consulting fees	6,000	—	—	(2,000)	—	—	—	—	—	4,000
Total contractual liabilities	169,158	2,966	9,414	(15,500)	(26,494)	—	—	—	—	139,544
DDIC:
Original issue discount	2,150	—	—	—	—	—	—	—	(334)	1,816
Origination fee	5,375	—	—	—	—	—	—	—	(837)	4,538
Amendment fee	8,600	—	—	—	—	—	4,300	—	(1,379)	11,521
Fair value of warrants	7,608	—	—	—	—	—	—	—	(1,184)	6,424
Consulting fees to lenders	7,720	—	—	—	—	—	—	—	(1,201)	6,519
Mandatory trigger event exit fees	55,258	—	9,414	—	—	—	—	—	(9,472)	55,200
Other issuance costs	3,823	—	—	—	—	—	385	—	(608)	3,600
Total DDIC	90,534	—	9,414	—	—	—	4,685	—	(15,015)	89,618
Cumulative accretion	(9,440)	—	—	—	—	—	—	(23,632)	2,944	(30,128)
Net discount	81,094	—	9,414	—	—	—	4,685	(23,632)	(12,071)	59,490
Net carrying value	$88,064	$2,966	$—	$(15,500)	$(26,494)	$—	$(4,685)	$23,632	$12,071	$80,054
__________________

(1)	Represents the transfer of contractual obligations from mandatory Trigger Event exit fees to principal as required by the Sixth Amendment to the Credit Facility entered into in October 2017.

Unfunded Credit Facility Activity. The Company accounted for DDIC related to the unfunded portion of the Credit Facility as a long-term asset that was amortized to expense using the straight-line method from the date the costs were incurred through the maturity date of the Credit Facility. Presented below is a summary of activity related to DDIC allocated to the unfunded debt for the years ended December 31, 2018 and 2017 (in thousands):

	December 31, 2016	Additions	Amortization Expense	December 31, 2017	Amortization Expense	DDIC Write-off	December 31, 2018
Origination fee	$875	$—	$—	$875	$—	$(875)	$—
Amendment fee	1,400	700	—	2,100	—	(2,100)	—
Fair value of warrants	1,239	—	—	1,239	—	(1,239)	—
Consulting fees to lenders	280	—	—	280	—	(280)	—
Other issuance costs	589	60	—	649	—	(649)	—
Total deferred debt issuance costs	4,383	760	—	5,143	—	(5,143)	—
Cumulative amortization, net	(433)	—	(1,190)	(1,623)	(756)	2,379	—
Deferred debt issuance costs, net	$3,950	$760	$(1,190)	$3,520	$(756)	$(2,764)	$—

Related Party Note Payable to GP Sponsor
As discussed in Note 3, upon consummation of the Merger Agreement an outstanding loan payable to GP Sponsor with an initial face amount of approximately $3.0 million was assumed by the Company. This loan was originally non-interest bearing and was not due and payable until the outstanding principal balance under the Credit Facility was less than $95.0 million. At inception of this loan, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the Credit Facility. Interest was initially imputed under this loan payable at the rate of 15.0% per annum, which resulted in DDIC of approximately $1.0 million, whereby the initial carrying value was approximately $2.0 million as of October 10, 2017. Accretion expense for the period from October 10, 2017 through December 31, 2017 amounted to approximately $0.1 million resulting in a net carrying value of $2.1 million as of December 31, 2017. As discussed below, this loan was amended twice in 2018 which resulted in further changes to the effective interest rate.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to a principal prepayment of $17.9 million under the Credit Facility in April 2018, the expected maturity date was revised from June 2020 to March 2019. Effective July 19, 2018, the first amendment to the GP Sponsor loan resulted in a change in the maturity date to January 4, 2019. As a result of this loan modification, the accretion calculations using the effective interest method were adjusted through December 21, 2018, whereby the imputed interest rate increased from 15.0% to 33.1%.

Effective December 21, 2018, the second amendment to the loan agreement provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the loan would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as DDIC that is being accreted through the maturity date. In addition, the second amendment provides for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The effective interest rate for accretion of DDIC is 26.4% for the period from December 21, 2018 through June 28, 2019.

Amendments to Credit Facility

The Company entered into six amendments to the Credit Facility from August 2016 through October 2017. These amendments were primarily required to address non-compliance with certain covenants in the Credit Facility that resulted in events of default, whereby the Lenders agreed to revise the covenants to be less restrictive. In connection with these amendments, the Company incurred amendment fees of $10.0 million paid in October 2016, $1.25 million incurred in June 2017, and $3.75 million incurred in October 2017. The Company evaluated each of the six amendments and determined that all of them should be accounted for as modifications rather than extinguishments. Accordingly, the DDIC immediately before the amendments, plus the additional amendment fee and third-party costs incurred on behalf of the Lenders, are included as part of the net carrying value of the funded debt and as long-term debt issuance costs for the unfunded debt. Professional fees and other costs incurred by the Company for the amendments were charged to expense in the period incurred. Certain key provisions of the amendments are discussed below.

At inception of the Credit Facility, the future proceeds from the delayed draw A and B Term Loans were structured to fund required payments to settle the judgment in the Oracle litigation and to accelerate the Company’s next phase of growth and product portfolio expansion. Under the Credit Facility, the Lenders’ obligation to fund the delayed draw A and B Term Loans was subject to certain conditions set forth in the Credit Facility. In October 2016, the Company determined that the amount of borrowings required to fully settle the Oracle litigation discussed in Note 10 exceeded the limitation set forth in the Credit Facility which resulted in the existence of an event of default and prevented the Company from being able to gain access to the delayed draw A and B Term Loans. In October 2016, the Company and the Lenders entered into an amendment to the Credit Facility (the ‘‘Second Amendment’’), which cured the event of default and enabled funding of the delayed draw A Term Loan for $65.0 million and the delayed draw B Term Loan for $12.5 million. Pursuant to the Second Amendment, the requirement to make quarterly principal payments equal to 25% of the calculated Excess Cash Flow was increased to 75% of Excess Cash Flow beginning with the calculation for the first quarter of 2017, and all customer prepayments for service periods in excess of one year that were received after April 1, 2017 were required to be applied to reduce the outstanding principal balance. Additionally, the monthly collateral monitoring fee increased from 0.50% per annum to 2.50% per annum of the outstanding borrowings, including PIK borrowings.

From November 2016 through April 2017, the Company had made expenditures that exceeded certain budgetary compliance covenants set forth in the Credit Facility, which resulted in the existence of an event of default under the Credit Facility. In May 2017, the Lenders amended the Credit Facility (the ‘‘Third Amendment’’) and revised the metrics associated with the previously violated covenants whereby they were less restrictive for past and future compliance, which resulted in the elimination of these covenant violations. The Company agreed to make a principal payment of $6.5 million, including satisfying the 75% of Excess Cash Flow payment of $4.0 million for the first quarter of 2017. Contractual principal amortization payments for April and May 2017 were also increased by an aggregate of $2.5 million and the Lenders did not charge Default Interest during the period that the events of default existed.

On October 3, 2017, the Company entered into the sixth amendment (the “Sixth Amendment”) to the Credit Facility. The Sixth Amendment became effective and was contingent upon the consummation of the Mergers discussed in Note 3 that closed on October 10, 2017. Pursuant to the Sixth Amendment, upon consummation of the Mergers the Company was required to prepay $5.0 million of mandatory trigger event consulting exit fees due to the Origination Agent. In addition, $50.0 million of the

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remaining mandatory trigger event exit fees under the Credit Facility were converted into interest-bearing principal. As a result, the existing mandatory Trigger Event exit fees were reduced by $55.0 million and the principal balance outstanding under the Credit Facility increased by $50.0 million. The $50.0 million of additional principal incurred by the transfer of mandatory Trigger Event exit fees was not subject to make-whole applicable premium upon prepayment from future equity financings. In addition, the conditions set forth in the lender consents that required at the closing of the Mergers a payment of at least $35.0 million be made to the Lenders under the Credit Facility, was deemed to be satisfied upon the effectiveness of the Sixth Amendment.

Upon the effectiveness of the Sixth Amendment, the $50.0 million of mandatory Trigger Event exit fees that converted into term debt with interest at 12.0% per annum payable in cash and 3.0% per annum payable in kind (“PIK”) and was subject to collateral monitoring fees at 2.5% per annum. The Company agreed to pay an amendment fee in connection with the Sixth Amendment of $3.75 million, which was due and payable in July 2019. As of December 31, 2017, other long-term liabilities included $6.25 million which consisted of unpaid amendment fees totaling $5.0 million and $1.25 million for the target date fee for the delay in closing the Mergers as discussed above. Other key provisions of the Sixth Amendment included the following:

•	Various financial covenants were revised to provide greater flexibility to promote new business development.

•
Principal payments of $6.75 million that would have been payable during the fourth quarter of 2017 were eliminated until maturity. For the six months ending June 30, 2018, principal payments were reduced from $2.25 million per month to $1.0 million per month. Beginning in July 2018 and continuing through maturity of the Credit Facility, principal payments were reduced from $2.5 million per month to $1.25 million per month.

•
The Sixth Amendment capped aggregate cash payments for transaction costs and deferred underwriting fees related to the Merger Agreement at $20.0 million. The actual cash payments were $19.8 million, consisting of $7.9 million related to GPIA and $11.9 million related to RSI.

•	The unfunded portion of the Credit Facility for $17.5 million remained available for potential borrowings through the maturity date with the consent of the Origination Agent.

Interest Expense

The components of interest expense for the years ended December 31, 2018, 2017 and 2016 are presented below (in thousands):

	2018	2017	2016
Credit Facility:
Interest expense at 12.0%	$7,513	$11,954	$3,597
PIK interest at 3.0%	1,886	2,966	900
Accretion expense for funded debt	11,670	23,632	8,371
Make-whole applicable premium:
Credit Facility prepayments	3,103	4,607	—
Payoff of funded Credit Facility	7,307	—	—
Accretion expense for GP Sponsor note payable	905	68	—
Interest on other borrowings	146	130	488
Total interest expense	$32,530	$43,357	$13,356

Other Debt Financing Expenses

The components of other debt financing expenses for the years ended December 31, 2018, 2017 and 2016 are presented below (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
Write-off of DDIC:
Credit Facility prepayments	$7,169	$12,071	$—
Payoff of funded Credit Facility	44,603	—	—
Termination of unfunded Credit Facility	2,764	—	—
Collateral monitoring fees	1,556	2,505	538
Penalty under Credit Facility for delay in closing of Mergers	—	1,250	—
Amortization of debt issuance costs related to unfunded debt	756	1,190	1,502
Unused line fees	481	893	4,095
Amortization of prepaid agent fees and other	1,002	452	237
Total debt financing expenses	$58,331	$18,361	$6,372

Embedded Derivatives

The Credit Facility included features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. Prior to the termination of the Credit Facility on July 19, 2018, the Company determined that embedded derivatives included the requirements to pay make-whole applicable premium in connection with certain mandatory prepayments of principal, and default interest due to non-credit-related events of default. These embedded derivatives were classified within Level 3 of the fair value hierarchy and had an aggregate fair value of $1.6 million as of December 31, 2017.

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

Changes in the fair value of embedded derivative liabilities resulted in gains of $1.6 million and $3.8 million for the years ended December 31, 2018 and 2017, respectively, and a loss of $5.4 million for the year ended December 31, 2016. These changes in fair value are reflected in the Company’s consolidated statements of operations as a gain (loss) from change in fair value of embedded derivatives.

NOTE 6 — REDEEMABLE SERIES A PREFERRED STOCK

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

Pursuant to the Securities Purchase Agreement, the Purchasers acquired an aggregate of 140,000 shares of Series A Preferred Stock, 2,896,556 shares of Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date, for an aggregate purchase price equal to $133.0 million in cash (after taking into account a discount of $7.0 million, but before the incremental and direct transaction costs associated with the Private Placement of $4.6 million). The allocation of the net proceeds as of the Closing Date, along with changes in the net carrying value of the Series A Preferred Stock through December 31, 2018 are set forth below (dollars in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Series A Preferred Stock			Common		Convertible
	Shares	Amount		Stock		Notes	Total
Fair value on Closing Date:
Series A Preferred Stock	140,000	$126,763	(1)	$—		$—	$126,763
Common Stock	—	—		20,131	(2)	—	20,131
Convertible Notes	—	—		—		—	—
Total	140,000	$126,763		$20,131		$—	$146,894

Pro rata allocation of fair value on Closing Date:
Aggregate cash proceeds on Closing Date	140,000	$114,773	(3)	$18,227	(3)	$—	$133,000
Incremental and direct costs	—	(3,994)	(4)	(634)	(4)	—	(4,628)
Net carrying value on Closing Date	140,000	110,779		$17,593		$—	$128,372
Accretion of discount through December 31, 2018	—	2,373	(5)
Issuance of shares to settle PIK Dividends	846	846	(6)
Net carrying value as of December 31, 2018	140,846	$113,998
_________________

(1)	The liquidation preference for each share of Series A Preferred Stock on the Closing

(2)
Date was $1,000 per share for an aggregate liquidation preference of $140.0 million. The fair value of the Series A Preferred Stock was approximately$126.8 million on the Closing Date which is the basis for allocation of the net proceeds. Please refer to Note 13 for further discussion of the valuation methodology employed.

(3)	The fair value of the issuance of approximately 2.9 million shares of the Common Stock was based on the last closing price of $6.95 per share prior to closing.

(4)	The aggregate cash proceeds of $133.0 million on the Closing Date were allocated pro rata based on the fair value of all consideration issued of $146.9 million.

(5)
Incremental and direct costs of the Private Placement were allocated pro rata based on the fair value of all consideration issued of $146.9 million. Such costs include financial advisory and professional fees of $2.7 million that were incurred by the Company, and due diligence and professional fees incurred by the investors of $1.9 million. Of the total incremental and direct costs of $4.6 million, $2.7 million was paid from the net proceeds at closing and $1.9 million was paid directly by the Company.

(5)
The difference between the initial liquidation preference of $140.0 million and the initial carrying value shown above of $110.8 million on the Closing Date represents a discount of $29.2 million that is being accreted at a rate of 4.8% per annum using the effective interest method. As shown in Note 12, accretion is treated as a deduction in the calculation of earnings applicable to common stockholders. Accretion was $2.4 million for the period from July 19, 2018 through December 31, 2018, which resulted in an increase in the carrying value of the Series A Preferred Stock and a corresponding reduction in additional paid-in capital. As a result of these periodic accretion adjustments, the carrying value of $110.8 million related to the original issuance of 140,000 shares of Series A Preferred Stock will continue to increase until it is equal to the $140.0 million liquidation preference applicable to such shares on July 19, 2023 when the holders may first elect to redeem their shares for cash.

(6)
A total of 846 shares of Series A Preferred Stock were issued on October 1, 2018 to settle accrued PIK Dividends for the third quarter of 2018. These shares had an initial liquidation preference of $1,000 per share for a total of $0.8 million.

At the closing, the Company used the $133.0 million of proceeds from the Private Placement plus cash and cash equivalents of $2.7 million to (i) repay all outstanding indebtedness and various operating and financing fees and expenses under the Credit Facility in the aggregate amount of $132.8 million as discussed in Note 5, (ii) pay incremental and direct transaction costs of $2.7 million, and (iii) pay a professional services retainer of $0.2 million.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the Closing and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of December 31, 2018 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

As required under the CoD and approved by the Company’s Board of Directors, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the third quarter of 2018 were paid on October 1, 2018. Accrued Cash Dividends and PIK Dividends for the fourth quarter of 2018 were paid on January 2, 2019 to holders of record on December 16, 2018. Accordingly, the Company accrued a current liability for accrued dividends payable in cash through December 31, 2018 for $3.5 million. A long-term liability was recorded for $1.1 million of dividends that accrued through December 31, 2018, and that were settled through the issuance of additional shares of Series A Preferred Stock on January 2, 2019. Presented below is a summary of total and per share dividends declared through December 31, 2018 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total Dividends	Dividends
	Cash	PIK		Per Share
Cash Dividends at 10.0% per annum:
Third quarter of 2018	$2,839	$—	$2,839	$20.28
Fourth quarter of 2018	3,521	—	3,521	25.00
PIK Dividends at 3.0% per annum:
Third quarter of 2018	—	846	846	6.04
Fourth quarter of 2018	—	1,056	1,056	7.50
Fractional shares payable in cash	6	—	6	0.04
Total dividends accrued in 2018	6,366	1,902	8,268	58.86
Less dividends paid in 2018	(2,845)	(846)	(3,691)	(26.36)
Liability for unpaid dividends, December 31, 2018	$3,521	$1,056	$4,577	$32.50

Each share of Series A Preferred Stock is entitled to vote with the Common Stock on an as-converted basis. In addition, the holders of the outstanding shares of Series A Preferred Stock are required to approve certain actions affecting the rights of the Series A Preferred Stock. The approval of a majority of the outstanding Series A Preferred Stock are required to approve any of the following: (i) the declaration or payment of any principal, dividend or distribution on securities junior in rights to the Series A Preferred Stock (“Junior Securities”) or pari passu in rights to the Series A Preferred Stock or the purchase, redemption or other acquisition by the Company of Junior Securities or pari passu securities if at the time of such declaration, payment, dividend or distribution, the Dividends for the Series A Preferred Stock have not been satisfied or paid in full; and (ii) any amendment or repeal of the Company’s certificate of incorporation or the CoD adversely affecting the rights, preferences or privileges of the Series A Preferred Stock. The approval of all holders of outstanding Series A Preferred Stock are required for (i) the authorization or creation of, issuance of, or reclassification into, any stock that ranks pari passu with or senior to the Series A Preferred Stock with respect to payment of dividends and liquidation preference and (ii) amendment of the CoD

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provisions regarding Dividends, liquidation rights, redemption rights, conversion rights, voting rights and reorganization events.

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 14.1 million shares of Common Stock based on 140,846 shares of Series A Preferred Stock outstanding as of December 31, 2018. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

The Series A Preferred Stock will become mandatorily redeemable, upon the election by the holders of a majority of the then outstanding Preferred Stock, on or after July 19, 2023. Any and all of the then outstanding liquidation value of the Series A Preferred Stock plus any capitalized PIK Dividends and any unpaid accrued Cash Dividends not previously included in the Liquidation Preference (the “Redemption Amount”) is required to be repaid in full in cash on such redemption date or satisfied in the form of obligations under the Convertible Notes, as further described below. Additionally, in certain circumstances the Company may require the holders of shares of the Series A Preferred Stock to convert into shares of Common Stock in lieu of cash payable upon redemption.

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

Prior to July 19, 2021, the Company will have the right to redeem up to $80.0 million of shares of the Series A Preferred Stock for cash amounts equal to the Redemption Amount which would include a make-whole premium that provides the holders thereof with full yield maintenance as if the Series A Preferred Stock was held until July 19, 2021, provided that such redemptions are subject to certain conditions and limitations. After July 19, 2021, the Company will have the right to redeem shares of Series A Preferred Stock for a cash per share amount equal to the Redemption Amount.

The holders of Series A Preferred Stock may exercise their conversion rights prior to any optional redemption. In the event of a liquidation, dissolution or winding up of the Company, the Series A Preferred Stock is entitled to a liquidation preference in the amount of the greater of (i) $1,000 plus accrued but unpaid Dividends (the “Liquidation Preference”), and (ii) the per share amount of all cash, securities and other property to be distributed in respect of the Common Stock such holder would have been entitled to receive for its Series A Preferred Stock on an as-converted basis. In the event of a liquidation, dissolution or winding up of the Company prior to July 19, 2021, the holders are entitled to a make-whole premium that provides the holders thereof with full yield maintenance as if the shares of Series A Preferred Stock were held until July 19, 2021.

Until approximately 95% of the Series A Preferred Stock or Convertible Notes are no longer outstanding, the Company is restricted from incurring Indebtedness (as defined in the Stock Purchase Agreement), subject to certain exceptions.

Security Agreement and Convertible Notes

At the Closing, the Company entered into the Security Agreement in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Convertible Notes. The Company delivered a Convertible Note to each holder of Series A Preferred Stock to collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the shares of Series A Preferred Stock. No principal amount or interest will be outstanding under the Convertible Notes unless and until (i) there is a redemption event as described in the section above on the CoD, and (ii) the holders of Series A Preferred Stock elect to surrender their shares in exchange for the Convertible Notes. Prior to such time, the Convertible Notes may not be transferred by the Purchasers other than an automatic assignment in whole or in part in

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

connection with a transfer by the Purchasers of the shares of Series A Preferred Stock issued pursuant to the Securities Purchase Agreement. The Convertible Notes will bear interest at the rate of 13.00% per annum (10.0% per annum in cash and 3.0% per annum payment-in-kind until July 19, 2023). The Convertible Notes mature July 19, 2023 or upon a Reorganization Event (as defined in the CoD) and are secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. After a redemption of the Series A Preferred Stock which causes there to be outstanding obligations under the Convertible Notes, the Convertible Notes are convertible at the option of the holder (but not the Company) on the same terms as the Series A Preferred Stock.

The Company may prepay for cash up to $80.0 million of the Convertible Notes on a pro rata basis prior to July 19, 2021 with full yield maintenance as if the Convertible Notes were held until July 19, 2021, provided that such redemptions are subject to certain conditions and limitations. The Company may prepay the Convertible Notes without penalty at any time on a pro rata basis after July 19, 2021. All prepayments are subject to the right of the holder of each Convertible Note to convert the prepayment amount into shares of Common Stock. The Convertible Notes also contain customary restrictions on the ability of the Company to, among other things, make certain restricted payments with respect to its capital stock, subordinated indebtedness and unsecured indebtedness, consummate certain mergers, consolidations or dissolutions and make certain dispositions, subject to specific exclusions.

Upon the occurrence of an Event of Default (as defined in the Convertible Notes), the holders of such Convertible Notes will have the right to accelerate all obligations of the Company thereunder (or in some instances, such obligations shall be accelerated with no action required on the part of the holders), and such obligations will become immediately due and payable. In addition, if such acceleration occurs prior to July 19, 2021, the holders will also have the right to receive a make-whole premium thereunder.

Registration Rights Agreement

The Registration Rights Agreement required the Company to register the resale of the shares of Common Stock and Series A Preferred Stock issued pursuant to the Securities Purchase Agreement, which was completed in November 2018. The Registration Rights Agreement also includes customary “piggyback” registration rights, suspension rights, indemnification, contribution, and assignment provisions.

NOTE 7 — CAPITAL STRUCTURE

Preferred Stock

Upon completion of the Delaware Domestication discussed in Note 1, the Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors is authorized to establish the voting rights, if any, designations, powers, preferences, special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors has authorized the issuance of up to 180,000 shares of Series A Preferred Stock, and 140,846 shares were issued and outstanding as of December 31, 2018. The specific terms of the Series A Preferred Stock are discussed in detail in Note 6.

Common Stock

As of December 31, 2018 and 2017, Company is authorized to issue up to 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. Holders of the Company’s shares of Common Stock are entitled to one vote for each share.

RSI Preferred Stock

As discussed in Note 3, the previously outstanding RSI Preferred Stock required the affirmative vote by the respective holders of RSI Preferred Stock in order to effect the conversion to shares of Common Stock. Therefore, conversion is not reflected until October 10, 2017, and the capital structure of the Company is deemed to include the RSI Preferred Stock until consummation of the Mergers when an aggregate of approximately 24.1 million shares of RMNI Common Stock were issued to the previous holders of RSI Preferred Stock. ASP owned 100% of the outstanding shares of RSI Series B and C Preferred Stock and upon consummation of the Mergers received an aggregate of 22.7 million shares of RMNI Common Stock. As of December 31, 2018, ASP owns an aggregate of approximately 23.7 million shares of RMNI Common Stock, representing 36.9% of the issued and outstanding shares. An affiliate of ASP is a member of the Company’s board of directors.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below is a summary by series of the authorized, issued and outstanding shares, the net carrying values, and the liquidation preferences of RSI Preferred Stock as of December 31, 2016 (and immediately prior to the effectiveness of the Mergers), and the impact of the conversion to shares of Common Stock upon consummation of the Mergers (in thousands):

RSI Preferred Stock as of December 31, 2016				Conversion to Common Stock in Mergers
	Number of Shares (1)	Carrying Value (2)	Liquidation Preference (3)	Number of Shares (4)	Common Stock	Additional Paid-in Capital
Series
A	5,500	$493	$550	1,317	$—	$493
B	38,545	9,142	10,000	9,228	1	9,141
C	56,441	9,907	10,001	13,513	2	9,905
Total	100,486	$19,542	$20,551	24,058	$3	$19,539
___________________

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

(3)
The holders of RSI Preferred Stock were entitled to receive, prior and in preference to the holders of RSI Common Stock, any distribution of the assets of the Company in an amount equal to the respective liquidation preference for each series of RSI Preferred Stock.

(4)	Conversion to shares of RMNI Common Stock upon consummation of the Mergers on October 10, 2017 is based on the Exchange Ratio as discussed further in Note 3.

Beneficial Conversion Feature. At the date of issuance of RSI's Series C Preferred Stock in October 2016, the fair value of RSI's Common Stock exceeded the issuance price of $0.1772 for the Series C Preferred Stock. The fair value of the RSI Common Stock into which the shares of Series C Preferred Stock were immediately convertible had a fair value that exceeded the $10.0 million of cash consideration received for the issuance of the Series C Preferred Stock, resulting in the recognition of a beneficial conversion feature that was equal to the aggregate Series C Preferred Stock issuance price of $10.0 million. Accordingly, deemed dividends of $10.0 million are reflected as an adjustment to the net loss attributable to shares of Common Stock for purposes of the calculation of loss per share. Deemed dividends reflecting the beneficial conversion feature are treated as an increase in additional paid-in capital with a corresponding reduction in additional paid-in capital in the accompanying consolidated statement of stockholders’ deficit for the year ended December 31, 2016.

NOTE 8 — STOCK-BASED COMPENSATION AND WARRANTS

Overview of Equity Incentive Plans

The Company’s 2007 Stock Plan (the “2007 Plan”) reserved up to approximately 14.3 million shares of Common Stock for the grant of stock options and stock purchase rights to employees and directors. The 2007 Plan was terminated in November 2013; however, the terms of the 2007 Plan continue to govern any outstanding awards thereunder. As of December 31, 2018, stock options for approximately 6.0 million shares are outstanding under the 2007 Plan, all of which are vested.

In October 2013, the Company established the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”) that provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSU's"), performance units and performance shares. As of July 2017, the 2013 Plan reserved up to approximately 4.8 million shares of Common Stock. In addition, the authorized shares of Common Stock under the 2013 Plan are increased for outstanding options under the 2007 Plan that are subsequently forfeited or expire unexercised. Accordingly, options that expire or are forfeited under the 2007 Plan become available for re-grant under the 2013 Plan. As of December 31, 2018, options for approximately 5.9 million shares are outstanding under the 2013 Plan and options for approximately 2.8 million shares are available for future grants. Through December 31, 2018, grants under the 2013 Plan consist of stock options and RSU's. The 2013 Plan will expire in July 2027.

The 2007 Plan and the 2013 Plan (collectively referred to as the “Stock Plans”) provide for stock options to be granted to employees and directors at an exercise price not less than 100% of the fair value at the grant date. The options granted generally

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have a maximum term of 10 years from grant date and are exercisable upon vesting. Option granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award. Options granted to directors generally vest for all of the shares one year after the grant date.

On the first day of each fiscal year beginning in 2018, the 2013 Plan provides that the number of authorized shares available for issuance will increase in an amount equal to the lesser of (i) 4.8 million shares, (ii) 4% of the outstanding shares of all classes of the Company's Common Stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. The Board of Directors approved an increase in the authorized shares for 2.6 million shares and granted both additional stock options for approximately 232,500 shares and additional RSUs of approximately 12,000 shares on February 13, 2019.

Stock Options

The following table sets forth the summary of stock option activity under the Company’s Stock Plans for the years ended December 31, 2018, 2017 and 2016, as restated to give effect for the reverse recapitalization discussed in Note 1 (shares in thousands):

	2018			2017			2016
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of year	12,130	$2.95		12,863	$1.94		12,639	$1.84
Granted	1,870	7.87		1,877	7.63		571	5.79
Forfeited	(69)	7.96		(298)	6.93		(225)	5.63
Expired	(45)	5.96		(1,093)	0.55		(87)	3.63
Exercised	(1,982)	1.03		(1,219)	0.71		(35)	1.41
Outstanding, end of year (3)(4)	11,904	4.00	5.1	12,130	2.95	4.9	12,863	1.94	4.6
Vested, end of year (3)	9,211	2.91	3.9	10,033	2.09	4.0	11,369	1.51	4.1
____________________

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)
As of December 31, 2018, 2017 and 2016, the aggregate intrinsic value of stock options outstanding was $23.0 million, $60.4 million, and $28.7 million, respectively. As of December 31, 2018, 2017 and 2016, the aggregate intrinsic value of vested stock options was $23.0 million, $58.4 million and $28.7 million, respectively.

(4)	The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of December 31, 2018.

The following table presents the total number of shares available for grant under the 2013 Plan for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Available, beginning of year	2,413	2,899	1,652
Stock options granted	(1,870)	(1,877)	(571)
RSU's granted	(199)	—	—
Expired options under 2007 Plan	45	1,093	87
Forfeited options under Stock Plans	69	298	225
Newly authorized by Board of Directors	2,300	—	1,506
Available, end of year	2,758	2,413	2,899

Fair Value of Stock Options

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Expected life (in years)	5.9	5.9	6.0
Volatility	31%	33%	37%
Dividend yield	—%	—%	—%
Risk-free interest rate	2.8%	1.9%	1.4%

The BSM model requires various highly subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. Given the absence of an active market for RSI’s common stock prior to October 10, 2017, the Company utilized an independent valuation firm to determine its Common Stock value generally using the income approach and the market approach valuation methods. Since we are now a public company, the Common Stock option value is based on the Company’s closing market price on the date of grant.

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

The intrinsic value of the vested employee options exercised during the years ended December 31, 2018, 2017, and 2016 was $9.5 million, $7.9 million and $0.2 million, respectively. The weighted-average grant date fair value per share of employee options granted for the years ended December 31, 2018, 2017 and 2016 was $2.73, $2.68 and $2.19, respectively.

Restricted Stock Units

For the year ended December 31, 2018, the Board of Directors granted RSU’s under the 2013 Plan for an aggregate of approximately 0.2 million shares of Common Stock to members of the Board of Directors, officers and employees of the Company. These RSU’s vest over periods ranging from 12 to 24 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock of $8.30 per share on the date of grant, the aggregate fair value for the shares underlying the RSU’s amounted to $1.7 million as of the grant date that is being recognized as compensation cost over the vesting period. Accordingly, compensation expense of $1.2 million was recognized for the year ended December 31, 2018. The unrecognized portion of $0.5 million is expected to be charged to expense on a straight-line basis as the RSU’s vest over a weighted-average period of approximately 0.4 years.

Stock-Based Compensation Expense

The aggregate stock-based compensation expense for stock options and RSU's for the years ended December 31, 2018, 2017 and 2016 is classified as follows (in thousands):

	2018	2017	2016
Cost of revenues	$885	$399	$286
Sales and marketing	1,865	1,411	764
General and administrative	1,644	1,153	1,247
Total	$4,394	$2,963	$2,297

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, 2017 and 2016, total unrecognized compensation cost related to unvested stock options was $4.0 million, $3.2 million and $1.9 million, respectively. The remaining unrecognized costs are expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.7 years.

Employee Stock Purchase Plan
At the Annual Meeting of Stockholders held on June 7, 2018, the Company’s stockholders approved the Rimini Street, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the purchase by employees of up to an aggregate of 5.0 million shares of Common Stock. The purchase price per share at which shares are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period). Offering periods will consist of two six-month periods generally commencing twice each calendar year. The purpose of the ESPP is to provide an opportunity for eligible employees of the Company to purchase shares of the Company at a discount through voluntary contributions from such employees’ eligible pay, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such employees and the Company’s stockholders. Through December 31, 2018, no offering period under the ESPP had commenced and no shares of Common Stock have been issued under the ESPP.

Outstanding Warrants

All of the Company’s outstanding warrants are currently exercisable. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. A summary of the terms of outstanding warrants and the number of shares of RMNI Common Stock issuable upon exercise, is presented below as of December 31, 2018 and 2017 (in thousands, except per share amounts):

	Issuance Date	Expiration Date		Exercise Price	Number
Description					of Shares
Origination Agent Warrant	October 2017	June 2026	(1)	$5.64	3,440	(2)
GPIA Public Warrants	May 2015	October 2022		11.50	8,625	(3)
GP Sponsor Private Placement Warrants	May 2015	October 2022		11.50	6,063	(4)
Total					18,128
_____________________

(1)	The expiration date for the Origination Agent Warrant is the earlier to occur of the stated expiration date or the date when the Company experiences a change of control.

(2)
The Origination Agent Warrant was issued upon consummation of the Mergers discussed in Note 3 and resulted in the elimination of the redemption features associated with two warrants issued in 2016 as discussed below under RSI Redeemable Warrants.

(3)
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

(4)
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSI Redeemable Warrants
As discussed in Note 5, the Company issued a warrant to the Origination Agent for approximately 2.7 million shares of Common Stock exercisable at $5.64 per share (the "Original Warrant") upon entry into the Credit Facility in June 2016. In October 2016, an additional warrant was issued for approximately 0.7 million shares exercisable at $5.64 per share (the "Anti-Dilution Warrant"). The Original Warrant and the Anti-Dilution Warrant (collectively referred to as the "RSI Redeemable Warrants") were redeemable for cash at the option of the holders at the earliest to occur of (i) termination of the Credit Facility, (ii) a change of control, or (ii) 30 days prior to the stated expiration date. The redemption price would have been equal to the fair value of the warrants on the date a redemption was elected. Upon consummation of the Mergers discussed in Note 3, the Origination Agent agreed to cancel the RSI Redeemable Warrants, in exchange for a new warrant for approximately 3.4 million shares (the "Origination Agent Warrant") as shown in the table above. The cash redemption and anti-dilution features contained in the RSI Redeemable Warrants were eliminated in connection with the issuance of the Origination Agent Warrant. Accordingly, effective October 10, 2017 the fair value of the RSI Redeemable Warrants of $23.6 million was reclassified to additional paid-in capital immediately prior to consummation of the Mergers.

Presented below is a summary of the accounting treatment for the RSI Redeemable Warrants as of the original issuance date, as of December 31, 2016 and as of October 10, 2017 when the warrants were no longer classified as liabilities (in thousands, except per share amounts):

				Loss (Gain) From Changes in Fair Value (1)		Liability at December 31, 2016	Loss From Changes in Fair Value (1)		Liability at October 10, 2017
RSI Redeemable Warrants	Number of Shares	Value at Issuance

Original Warrant	2,651	$8,847	(2)	$(3,142)	(3)	$5,705	$12,833	(4)	$18,538	(5)
Anti-Dilution Warrant	727	1,484	(3)	80	(3)	1,564	3,519	(4)	5,083	(5)
Total	3,378	$10,331		$(3,062)		$7,269	$16,352		$23,621	(5)
__________________

(1)
The RSI Redeemable Warrants were classified within Level 3 of the fair value hierarchy. Valuation of the warrants was performed by an independent valuation specialist at the original issuance dates and on a quarterly basis through September 30, 2017. The valuation methodology was performed through a hybrid model using Monte Carlo simulation, which considered possible future equity financing and liquidity scenarios, including an initial public offering, a sale of the business, and a liquidation of the Company. Key Level 3 assumptions inherent in the warrant valuation methodology as of September 30, 2017 include projected revenue multiples of 1.7 to 1.8, volatility of 46% to 48%, the risk-free interest rate of 1.1% to 1.5%, a discount rate for lack of marketability of 6%, and the overall discount rate of approximately 20%. The valuation methodology as of October 10, 2017 only considered the scenario for consummation of the Mergers based on the agreed upon price of $10.00 per share of Common Stock, volatility of 48%, the risk-free interest rate of 1.1%, and the overall discount rate of approximately 20%. Key Level 3 assumptions inherent in the valuation methodology as of December 31, 2016 include projected revenue multiples ranging from1.7 to 2.0, volatility ranging from 44% to 65%, the risk-free interest rate ranging from 0.5% to 1.4%, a discount rate for lack of marketability ranging from 26% to 31%, and the overall discount rate of approximately 25%.

(2)
As discussed in Note 5, the original fair value of the Original Warrant to purchase approximately 2.7 million shares of the Company’s Common Stock was $8.8 million which was accounted for as DDIC in June 2016.

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

(5)
As discussed above, the cash redemption feature associated with the RSI Redeemable Warrants was eliminated effective on October 10, 2017. Accordingly, the fair value of the RSI Redeemable Warrants in the aggregate amount of $23.6 million was reclassified to additional paid-in capital immediately prior to consummation of the Mergers.

RSI Guarantee Warrants

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2014, the Company issued warrants for approximately 83,000 shares (the “Guarantee Warrants”) to ASP in exchange for a three-year guarantee of up to £550,000 pursuant to support service agreements to a customer in the United Kingdom. Since a performance commitment date had not been established, the fair value of the warrants was periodically adjusted through October 10, 2017, when the warrants were exercised on a cashless basis resulting in the issuance of approximately 43,000 shares of RMNI Common Stock. The fair value of the warrants prior to exercise on October 10, 2017 was $441,000. The periodic changes in fair value were included in sales and marketing expense through the exercise date, whereby total expense of approximately $380,000 was recognized for the year ended December 31, 2017 and a reduction of expense of $7,000 was recognized for the year ended December 31, 2016.

NOTE 9 — INCOME TAXES

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated (the “Transition Tax”), future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. The Company has completed its analysis of the income tax effects of the Tax Act, including the impact of the Transition Tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, treatment of new capital equipment, the impact to the aforementioned items on state income taxes, and potential unrecognized tax benefits relating to the aforementioned items.

As a result of the Tax Act, the corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2018 to a flat rate of 21% effective January 1, 2018. Accordingly, a provisional decrease of $31.8 million in the Company’s domestic deferred tax assets was recognized and this amount was fully offset by a decrease in the valuation allowance. For its deferred tax assets and liabilities, the Company recorded no provisional net decrease with no corresponding net adjustment to deferred income tax expense for the year ended December 31, 2018 due to a full valuation allowance.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018, 2017 and 2016, loss before income tax expense is as follows (in thousands):

	2018	2017	2016
Domestic	$(72,235)	$(56,268)	$(14,644)
International	6,262	4,290	3,239
	$(65,973)	$(51,978)	$(11,405)

For the years ended December 31, 2018, 2017 and 2016, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes and total income tax expense recognized in the financial statements is as follows (in thousands):

	2018	2017	2016
Income tax benefit at statutory U.S. federal rate	$13,854	$17,673	$3,877
Income tax benefit attributable to U.S. states, net	(362)	1,469	380
Permanent differences:
Non-deductible expenses	(247)	(284)	(301)
Stock-based compensation	918	(862)	(299)
Other	(24)	(215)	(256)
Global intangible low taxed income	(1,027)	—	—
Change in statutory federal tax rate	—	(31,826)	—
Transition tax	—	(1,503)	—
Foreign rate differential and foreign tax credits	(511)	522	(211)
Reclassification of warrant to equity and other	69	(8,828)	1,421
(Increase) decrease in valuation allowance	(14,662)	22,535	(6,143)
Total income tax expense	$(1,992)	$(1,319)	$(1,532)

For tax years beginning after January 1, 2018, Global Intangible Low Tax Income (GILTI) requires companies to report income from its foreign subsidiaries that exceeds 10% of the calculated deemed tangible return on its fixed assets. The Company determined the GILTI income inclusion for the year ended December 31, 2018 was $1.0 million.

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has elected to treat GILTI as a current period expense and will not record GILTI deferred taxes.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018, 2017 and 2016, income tax benefit (expense) consisted of the following (in thousands):

	2018	2017	2016
Current income tax expense:
Federal	$—	$—	$—
State	(112)	(140)	(98)
Foreign	(2,115)	(1,303)	(1,954)
Total current income tax expense	(2,227)	(1,443)	(2,052)
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	235	124	520
Total deferred income tax benefit	235	124	520
Total income tax expense	$(1,992)	$(1,319)	$(1,532)

As of December 31, 2018 and 2017, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	2018	2017
Deferred income tax assets:
Net operating loss carryforwards	$45,639	$45,032
Deferred revenue	6,635	7,907
Accounts payable and accrued expenses	2,499	6,355
Debt financing interest and fees	—	4,712
Stock-based compensation	1,539	1,286
Capital loss carryforwards	1,288	1,439
Tax credit carryforwards	423	571
Deferred rent and other	1,529	401
Embedded derivative liability	—	425
Foreign deferred assets	1,357	1,263
Business interest carryforwards	22,946	—
Gross deferred income tax assets	83,855	69,391
Valuation allowance for deferred income tax assets	(82,905)	(68,367)
Net deferred income tax assets	950	1,024
Deferred income tax liabilities:
Other	(41)	(305)
Deferred tax assets, net	$909	$719

Net deferred tax assets consist solely of foreign net deferred tax assets which are expected to be realized in the future, and that are included in long-term assets in the accompanying consolidated balance sheets. For the years ended December 31, 2018 and 2016 the net increase in the valuation allowance amounted to $14.7 million and $6.1 million, respectively. For the year ended December 31, 2017, the valuation allowance decreased by $22.5 million, primarily as a result of the impact of the Tax Act discussed above. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the Company’s lack of domestic earnings history, the domestic net deferred tax assets have been fully offset by a valuation allowance.

At December 31, 2018, the Company has federal net operating tax loss carryforwards of approximately $174.2 million and varying amounts of U.S. state net operating loss carryforwards, totaling $150.1 million, that begin to expire in 2026 and 2019, respectively. At December 31, 2018, the Company has federal foreign tax credits carryforwards of $0.4 million expiring beginning in 2021.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Depending on the significance of past and future ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. Through December 31, 2018, the Company has not experienced an ownership change, as defined in Section 382.

As discussed above, the imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of the Company’s foreign subsidiaries. However, the Company may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. The Company has not made any provision for additional income taxes on undistributed earnings of its foreign subsidiaries because the Company intends to permanently reinvest these earnings outside the U.S. If such earnings were repatriated to the U.S., the Company may be subject to additional tax expense. As of December 31, 2018, the cumulative amount of unremitted earnings of the Company’s foreign subsidiaries was $15.2 million. The unrecognized deferred tax liability for these earnings was approximately $1.5 million, consisting primarily of foreign withholding taxes.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire from March 2019 to January 2025. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $5.6 million, $5.0 million and $4.2 million, respectively.

Future minimum lease payments under the non-cancellable operating lease agreements are as follows (in thousands):

Year ending December 31:
2019	$4,942
2020	4,058
2021	3,765
2022	2,936
2023	370
Thereafter	349
Total	$16,420

 Capital leases

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into various capital lease agreements for certain computer equipment. The lease terms range from 12 months to 36 months with annual interest rates ranging from 4% to 11%. As of December 31, 2018, the future annual minimum lease payments under capital lease obligations are as follows (in thousands):

Year ending December 31:
2019	$414
2020	155
2021	72
Total minimum lease payments	641
Less amounts representing interest	40
Present value of minimum lease payments	601
Less current portion, included in accrued expenses	387
Long term obligation, included in other long-term liabilities	$214

As of December 31, 2018 and 2017, the carrying values of leased equipment (included as a component of property and equipment) in the consolidated balance sheets, are as follows (in thousands):

	2018	2017
Leased computer equipment	$3,109	$2,722
Less accumulated depreciation	(2,346)	(1,744)
Net	$763	$978

Series A Preferred Stock Dividends

In connection with the issuance of Series A Preferred Stock on July 19, 2018 as discussed in Note 6, the Company is obligated to pay Cash Dividends and issue additional shares of Series A Preferred Stock in settlement of PIK Dividends. For the initial five-year period through July 19, 2023 that the Series A Preferred Stock is expected to be outstanding, estimated Cash Dividends and PIK Dividends required to be declared are as follows (in thousands):

Year Ending December 31:	Cash		PIK		Total
2019	$14,351	(1)	$4,305	(1)	$18,656
2020	14,787	(1)	4,436	(1)	19,223
2021	15,235	(1)	4,571	(1)	19,806
2022	15,698	(1)	4,709	(1)	20,407
2023	8,838	(1)	2,652	(1)	11,490
Total	$68,909		$20,673		$89,582
____________________

(1)	Amounts shown assume there are no conversions to Common Stock or redemptions for the initial five-year period through July 19, 2023.

Retirement Plan

The Company has a qualified 401(k) plan for all eligible U.S. employees. Employees may contribute up to the statutory maximum, which is set by law each year. The plan also provides for discretionary employer contributions in an amount equal to 100% of each employee’s contribution, not to exceed 4% of eligible compensation. The Company’s matching contribution to the plan totaled $2.1 million, $1.7 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Rimini I Litigation

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (“Rimini I”), against the Company and its Chief Executive Officer, Seth Ravin, alleging that certain of the Company’s processes violated Oracle’s license agreements with its customers and that the Company committed acts of copyright infringement and violated other federal and state laws. The litigation involved the Company’s business processes and the manner in which the Company provided services to its clients. To provide software support and maintenance services to its clients, the Company requests access to a separate environment for developing and testing the updates to the software programs. Prior to July 2014, PeopleSoft, J.D. Edwards and Siebel clients switching from Oracle to the Company’s enterprise software support were given a choice of two models for hosting the development and testing environment for their software: the environment could be hosted on the client’s servers or on the Company’s servers. In addition to other allegations, Oracle challenged the Rimini Street-hosted model for certain Oracle license agreements with its customers that contained site-based restrictions. Oracle alleged that its license agreements with these customers restrict licensees’ rights to provide third parties, such as the Company, with copies of Oracle software and to restrict where a licensee may physically install the software. Oracle alleged that, in the course of providing services, the Company violated such license agreements and illegally downloaded software and support materials without authorization. Oracle further alleged that the Company impaired its computer systems in the course of downloading materials for the Company’s clients. Oracle filed amended complaints (together, the “amended complaint”) in April 2010 and June 2011. Specifically, Oracle’s amended complaint asserted the following causes of action: copyright infringement; violations of the Federal Computer Fraud and Abuse Act; violations of the Computer Data Access and Fraud Act; violations of Nevada Revised Statute 205.4765; breach of contract; inducing breach of contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; unfair competition; trespass to chattels; unjust enrichment/restitution; unfair practices; and a demand for an accounting. Oracle’s amended complaint sought the entry of a preliminary and permanent injunction prohibiting the Company from copying, distributing, using, or creating derivative works based on Oracle Software and Support Materials except as allowed by express license from Oracle; from using any software tool to access Oracle Software and Support Materials; and from engaging in other actions alleged to infringe Oracle’s copyrights or were related to its other causes of action. The parties conducted extensive fact and expert discovery from 2010 through mid-2012.

In March and September 2012, Oracle filed two motions seeking partial summary judgment as to, among other things, its claim of infringement of certain copyrighted works owned by Oracle. In February 2014, the court issued a ruling on Oracle’s March 2012 motion for partial summary judgment (i) granting summary judgment on Oracle’s claim of copyright infringement as it related to two of the Company’s PeopleSoft clients and (ii) denying summary judgment on Oracle’s claim with respect to one of the Company’s J.D. Edwards clients and one of the Company’s Siebel clients. The parties stipulated that the licenses among clients were substantially similar for purposes of the Rimini I action. In August 2014, the court issued a ruling on Oracle’s September 2012 motion for partial summary judgment (i) granting summary judgment on Oracle’s claim of copyright infringement as it relates to Oracle Database and (ii) dismissing the Company’s first counterclaim for defamation, business disparagement and trade libel and the Company’s third counterclaim for unfair competition. In response to the February 2014 ruling, the Company revised its business practices to eliminate the processes determined to be infringing, which was completed no later than July 2014.

A jury trial in Rimini I commenced in September 2015. On October 13, 2015, the jury returned a verdict against the Company finding that (i) the Company was liable for innocent copyright infringement, (ii) the Company and Mr. Ravin were each liable for violating certain state computer access statutes, (iii) Mr. Ravin was not liable for copyright infringement, and (iv) neither the Company nor Mr. Ravin were liable for inducing breach of contract or intentional interference with prospective economic advantage. The jury determined that the copyright infringement did not cause Oracle to suffer lost profits, that the copyright infringement was not willful, and did not award punitive damages. Following post-trial motions, Oracle was awarded a final judgment of $124.4 million in October 2016, consisting of copyright infringement damages based on the fair market value license damages theory, damages for violation of certain state computer access statutes, prejudgment interest and attorneys’ fees and costs. In addition, the court entered a permanent injunction prohibiting the Company from using certain processes.

The Company accounted for the $124.4 million judgment to Oracle by recording accrued legal settlement expense of (i) $100.0 million for the year ended December 31, 2014, (ii) $21.4 million for the year ended December 31, 2015, and (iii) pre-judgment interest of $3.0 million for the period from January l, 2016 through October 31, 2016.

Appeal of Rimini I Litigation

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 31, 2016, the Company paid the full judgment amount of approximately $124.4 million to Oracle, and appealed the case to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) to appeal findings (i) and (ii) above as well as the injunction and attorneys' fee award, non-taxable expenses, and interest. With respect to the injunction entered by the court, the Company argued on appeal that the injunction is vague and contains overly broad language that could be read to cover some of the Company’s current business practices that were not adjudicated to be infringing at trial and the injunction should not have been issued under applicable law. On December 6, 2016, the Court of Appeals granted the Company’s emergency motion for a stay of the permanent injunction pending resolution of the underlying appeal and agreed to consider the appeal on an expedited basis. The Court of Appeals heard argument on July 13, 2017.

In January 2018, the Court of Appeals reversed certain awards totaling $50.3 million made in Oracle’s favor during and after the Company’s 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the Court of Appeals in December 2016, and all awards and judgments against Mr. Ravin. The Court of Appeals reversed awards previously paid by the Company as part of the $124.4 million judgment, consisting of an award under state computer access statutes and taxable expenses and interest totaling $21.3 million, Oracle’s attorneys’ fees of $28.5 million (that was subsequently remanded to the District Court), and post-judgment interest of $0.5 million. The Court of Appeals also vacated and remanded the injunction originally ordered by the District Court. Although the Court of Appeals affirmed the findings of infringement against Rimini (which the jury had found to be “innocent” infringement) for the processes that the Company ceased using no later than July 2014, it stated in the opinion that the Company “provided third-party support for Oracle's enterprise software, in lawful competition with Oracle's direct maintenance services.”

As mandated by the Court of Appeals, on March 30, 2018 Oracle paid the Company $21.5 million for the reversal of the award under state computer access statutes and taxable expenses and interest totaling $21.3 million, and post-judgment interest of $0.2 million. Due to collection of this award in cash, the Company recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the year ended December 31, 2018. Additionally, in May 2018, by stipulation of the parties, Oracle deposited $28.5 million into an escrow account with the District Court pending a decision by the District Court on the remanded attorneys’ fees award. On August 14, 2018, the District Court (i) imposed an injunction that was substantially identical to the injunction that the Court of Appeals had vacated in January 2018, and (ii) again awarded Oracle $28.5 million in attorneys' fees, which were paid by funds deposited by Oracle with the District Court in May 2018.

On August 16, 2018, the Company filed a notice of appeal of the District Court’s renewed injunction and its decision to return the $28.5 million attorneys' fee award to Oracle. The Company also filed in the District Court a motion to stay the injunction pending appeal. On September 11, 2018, the District Court denied the motion, but granted a temporary 60-day stay for the Company to obtain a stay with the Court of Appeals. On September 14, 2018, the Company filed a motion with the Court of Appeals, seeking a stay of the permanent injunction pending appeal and requesting a decision before the expiration of the temporary stay entered by the District Court. On November 5, 2018, the Court of Appeals denied the Company’s motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of the Company’s appeal, and it confirmed the briefing schedule for the appeal. The Company intends to continue pursuing its appeal of the injunction and the attorneys’ fee award. The Company expects additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (described below) and that have not been found to be infringing. Briefing on our appeal to the Court of Appeals is expected to be completed in early 2019, and a hearing on the Company’s appeal will likely be scheduled in early July 2019.

As long as the injunction is still in place, Oracle may file contempt proceedings against the Company at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe the Company is not in compliance with express terms of the injunction. The Company believes that it is in compliance with the terms of the injunction insofar as they are comprehensible and within the scope of the judgment in Rimini I. On February 27, 2019, Oracle filed a motion to reopen discovery and a motion to modify the protective order in Rimini II, in a purported effort to investigate whether the Company is complying with the injunction.

Petition for Rehearing En Banc and Appeal to the United States Supreme Court
In January 2018, the Company filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, the Company asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the District Court set the interest rate using a date that precedes the filing of Oracle's complaint, which resulted in an additional judgment amount of approximately $20.2 million that was paid by the Company to

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oracle in October 2016. Second, the Company asked the Court of Appeals to rehear the award of non-taxable expenses, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the Supreme Court of the United States (the “Supreme Court”) and resulted in the Company paying approximately $12.8 million that it would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, the Company filed a petition for writ of certiorari in the Supreme Court appealing the decision of the Court of Appeals on the non-taxable expenses issue. On September 27, 2018, the Supreme Court granted the Company’s petition for a writ of certiorari. Briefing on the Company’s appeal was completed in early 2019, and a hearing on the appeal was held on January 14, 2019. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses (plus interest) that the Company had previously paid to Oracle. See Note 15 for further information.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int‘l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that the Company’s revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) the same allegations asserted in Rimini I but limited to clients not addressed in Rimini I, and (ii) new allegations that the Company’s revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, the Company filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss the Company’s amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. On February 14, 2017, the Company filed its answer and motion to dismiss Oracle’s third amended counterclaim. On March 7, 2017, Oracle filed a motion to strike the Company’s copyright misuse affirmative defense. By stipulation of the parties, the court granted the Company’s motion to file its third amended complaint to add claims arising from Oracle’s purported revocation of access by the Company to its support websites on behalf of the Company’s clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss the Company’s third amended complaint on May 30, 2017, and the Company’s opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the Court issued an order granting in part and denying in part the Company’s motion to dismiss Oracle’s third amended counterclaims. The Court granted the Company’s motion to dismiss Oracle's intentional interference with prospective economic advantage and unjust enrichment counterclaims. On October 5, 2017, Oracle filed a motion for reconsideration of the Court’s September 22, 2017 Order. The Company filed its opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the Court issued an order granting in part and denying in part Oracle’s motion to dismiss the Company’s third amended complaint. The Court granted Oracle’s motion to dismiss as to the Company’s third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The Court denied Oracle’s motion as to the Company’s causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS § 598.0915(8) and unfair competition. On November 17, 2017 the Court denied Oracle’s motion for reconsideration of the Court’s September 22, 2017 Order. On June 5, 2018, the Court denied the Company’s motion for reconsideration of the Court’s November 7, 2017 Order.

Fact discovery with respect to the above action substantially ended by March 2018, and expert discovery ended in September 2018. Briefing on the parties' motions for summary judgment was completed December 14, 2018, and the parties await the District Court's ruling on those motions. There is currently no trial date scheduled, and we do not expect a trial to occur in this matter earlier than 2021, but the trial could occur earlier or later than that. At this time, we do not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by us in connection with

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be determined. The Company believes that an award for damages is not probable, so no accrual has been made as of December 31, 2018.

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

The Settlement Agreement was initially accounted for by recognizing a deferred insurance settlement liability for $19.3 million. This deferred insurance settlement liability was reduced as legal defense costs related to Rimini II were incurred subsequent to March 31, 2017. Accordingly, legal defense costs of $11.3 million incurred for the year ended December 31, 2017, resulted in a reduction of the deferred insurance settlement liability to $8.0 million as of December 31, 2017. There was no remaining liability as of December 31, 2018.

Governmental Inquiry

On March 2, 2018, the Company received a federal grand jury subpoena, issued from the United States District Court for the Northern District of California, requesting the Company produce certain documents relating to the Company’s support for certain software systems and certain related operational practices. The Company is cooperating with this inquiry.

Liquidated Damages

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $30.4 million and $19.6 million as of December 31, 2018 and 2017, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these consolidated financial statements.

NOTE 11 — RELATED PARTY TRANSACTIONS

As discussed in Note 3, upon consummation of the Merger Agreement an outstanding loan payable to GP Sponsor with a face amount of approximately $3.0 million was assumed by the Company. As discussed more thoroughly in Note 5, the loan was amended twice in 2018 whereby the maturity date changed to June 28, 2019. In addition, the parties agreed that the loan would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. The second amendment also provides for monthly principal payments of approximately $0.4 million plus accrued interest. Certain affiliates of GP Sponsor are members of the Company’s Board of Directors.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An affiliate of ASP is a member of the Company’s Board of Directors. As discussed in Note 7, as of December 31, 2018, ASP owned approximately 36.9% of the Company’s issued and outstanding shares of Common Stock. In October 2016, ASP subscribed for shares of RSI Series C Preferred Stock in exchange for a cash contribution of $10.0 million. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Private Placement discussed in Note 6 for total consideration of approximately $19.2 million. As of December 31, 2018, ASP had voting control of approximately 32.7% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with the 19,324 shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the amended Credit Facility discussed in Note 5, ASP owned a $10.0 million indirect interest in the amended Credit Facility. Additionally, ASP provided a guarantee in exchange for the Guarantee Warrants discussed in Note 8. For the years ended December 31, 2018, 2017 and 2016, the Company recognized revenue for software support services provided to certain ASP investees for an aggregate of $1.9 million, $2.2 million and $1.1 million, respectively. Accounts receivable includes $1.2 million and $2.6 million due from ASP investees for software support services as of December 31, 2018 and 2017, respectively.

For the year ended December 31, 2016, the Company paid $28,000 to The Living Pages, Inc. for the provision of certain consulting, advertising and marketing services, where the Company’s Chief Executive Officer is a member of the board of directors and minority shareholder. No amounts were incurred for the years ended December 31, 2018 and 2017.

NOTE 12 —LOSS PER SHARE

For the years ended December 31, 2018, 2017 and 2016, basic and diluted net loss per share of Common Stock was computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. For the years ended December 31, 2018, 2017 and 2016, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share of Common Stock for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	2018	2017	2016
Loss attributable to common stockholders:
Net loss	$(67,965)	$(53,297)	$(12,937)
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(6,366)	—	—
PIK dividends declared	(1,902)	—	—
Accretion of discount	(2,373)	—	—
Deemed dividend for RSI Preferred Stock	—	—	(10,000)
Loss attributable to common stockholders	$(78,606)	$(53,297)	$(22,937)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	61,384	32,229	24,262
Net loss per share attributable to Common Stock (basic and diluted)	$(1.28)	$(1.65)	$(0.95)

The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. For the years ended December 31, 2018, 2017 and 2016, the Company incurred a net loss and, accordingly, there were no undistributed earnings to allocate under the two-class method.

As of December 31, 2018, 2017 and 2016, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
Warrants	18,128	18,128	3,461
Series A Preferred Stock	14,085	—	—
Stock options	11,904	12,130	12,863
Restricted stock units	199	—	—
RSI Preferred Stock	—	—	24,058
Total	44,316	30,258	40,382

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As discussed in Note 6, the fair value of the Series A Preferred Stock issued in July 19, 2018 was determined to be $126.8 million on the Closing Date which was the basis for allocation of the net proceeds. The fair value was determined by utilizing a combination of a discounted cash flow methodology related to funds generated by the Series A Preferred Stock, along with the BSM option-pricing model in relation to the conversion feature. Key assumptions applied for the discounted cash flow and BSM analysis included (i) three different scenarios whereby the Series A Preferred Stock would remain outstanding between four and five years along with a probability weighting assigned to each scenario, (ii) an implied yield of the Series A Preferred Stock of 20.5% calibrated to the transaction value, (iii) a risk-free interest rate of 2.8%, and (iv) historical volatility of 30%.

For the years ended December 31, 2018 and 2017, the Company’s redeemable warrant liability and embedded derivative liability were the only liabilities that were carried at fair value on a recurring basis and were classified within Level 3 of the fair value hierarchy. Details of the embedded derivative and the redeemable warrant liabilities, including valuation methodology and key assumptions and estimates used, are disclosed in Note 5 and Note 8, respectively. As discussed in Note 8, the redemption feature for the redeemable warrant liability was eliminated on October 10, 2017, whereby the warrant is not carried at fair value after that date. As discussed in Note 5, all embedded derivative liabilities were eliminated on July 19, 2018 upon termination of the Credit Facility. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2018 and 2017, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy. As of December 31, 2018, the Company does not have any assets or liabilities that are carried at fair value on a recurring basis.

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to their short-term maturities. Based on

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowing rates currently available to the Company for debt with similar terms, the carrying value of capital lease obligations and the related party note payable to GP Sponsor both approximate fair value as of the respective balance sheet dates.

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following shows revenues by geographic region for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
United States of America	$163,219	$144,019	$110,746
International	89,571	68,614	49,429
Total revenue	$252,790	$212,633	$160,175

No customers represented more than 10% of revenue for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, no customers represented 10% or more of total net accounts receivable. The Company tracks its assets by physical location. As of December 31, 2018 and 2017, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.1 million and $1.2 million, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2018 and 2017, the Company had cash and restricted cash with a single financial institution for an aggregate of $19.9 million and $31.0 million, respectively. The Company also had $1.3 million and $2.1 million of cash and restricted cash with a second financial institution as of December 31, 2018 and 2017, respectively. The Company has never experienced any losses related to these balances.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — UNAUDITED QUARTERLY FINANCIAL DATA

The Company’s unaudited quarterly financial information for the two-year period ended December 31, 2018 is as follows (in thousands, except per share amounts):

	2018				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$59,805	$62,649	$62,629	$67,707	$49,070	$52,048	$53,611	$57,904
Cost of revenue	23,541	26,084	22,220	24,136	18,356	19,537	20,109	24,896
Gross profit	36,264	36,565	40,409	43,571	30,714	32,511	33,502	33,008
Operating expenses:
Sales and marketing	20,207	23,097	22,312	27,599	14,696	15,801	17,188	19,074
General and administrative	10,805	10,324	8,585	7,268	9,276	8,928	8,580	9,360
Litigation costs, net of recoveries	(19,969)	9,113	6,990	5,124	3,945	301	365	249
Total operating expenses	11,043	42,534	37,887	39,991	27,917	25,030	26,133	28,683
Operating income (loss)	25,221	(5,969)	2,522	3,580	2,797	7,481	7,369	4,325
Interest expense	(13,409)	(9,323)	(9,499)	(299)	(9,936)	(14,541)	(9,152)	(9,728)
Other debt financing expenses	(8,617)	(1,339)	(48,375)	—	(1,282)	(10,859)	(2,563)	(3,657)
Gain (loss) on change in fair value of redeemable warrants	—	—	—	—	(602)	(7,648)	(5,817)	(2,285)
Gain (loss) on change in fair value of embedded derivatives	500	(6,700)	7,800	—	(5,100)	(700)	1,400	8,200
Other income (expense), net	328	(1,568)	(306)	(520)	89	225	108	(102)
Income (loss) before income taxes	4,023	(24,899)	(47,858)	2,761	(14,034)	(26,042)	(8,655)	(3,247)
Income tax expense	(516)	(547)	(510)	(419)	(441)	183	(385)	(676)
Net income (loss)	$3,507	$(25,446)	$(48,368)	$2,342	$(14,475)	$(25,859)	$(9,040)	$(3,923)
Net loss attributable to common stockholders (1)	$3,507	$(25,446)	$(53,070)	$(3,597)	$(14,475)	$(25,859)	$(9,040)	$(3,923)
Earnings (loss) per share attributable to common stockholders:
Basic (2) (3)	$0.06	$(0.43)	$(0.85)	$(0.06)	$(0.59)	$(1.05)	$(0.37)	$(0.07)
Diluted (2) (3)	$0.05	$(0.43)	$(0.85)	$(0.06)	$(0.59)	$(1.05)	$(0.37)	$(0.07)
Weighted average number of common shares outstanding:
Basic (2)	59,393	59,800	62,590	63,817	24,353	24,561	24,727	55,021
Diluted (2)	68,154	59,800	62,590	63,817	24,353	24,561	24,727	55,021
__________________

(1)	Beginning in the third quarter of 2018, amount consists of net loss less dividends and accretion of discount related to Series A Preferred Stock discussed in Note 6.

(2)	For each quarter in 2017, weighted average number of shares has been retroactively restated to give effect to the reverse recapitalization discussed in Note 1.

(3)	Quarterly amounts may not sum to annual amounts due to rounding and the nature of the calculations.

NOTE 15 — SUBSEQUENT EVENTS

Supreme Court Decision

On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses (plus interest) that the Company had previously paid to Oracle. Any award received by the Company is required to be shared with an insurance company on a pro

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rata basis, whereby the insurance company will be entitled to 60% of the award after deducting the costs of all our appeal and remand proceedings. We do not expect to receive the award until sometime in our 2nd quarter of fiscal 2019. We currently estimate that we will recognize a gain, ranging from approximately $8.0 million to $10.0 million (net of amounts due to an insurance company) when the award is collected.
Additional Private Placement
On March 7, 2019, the Company entered into a securities purchase agreement (the “2019 SPA”) with an accredited investor for a private placement of (i) 6,500 shares of Series A Preferred Stock, (ii) 219,483 shares of Common Stock, and (iii) Convertible Notes with no principal balance outstanding. The shares of Series A Preferred Stock were authorized pursuant to the CoD and are subject to the provisions set forth in the amended Security Agreement, the Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement, all as described in Note 6.
The aggregate purchase price was $6.5 million in cash (after a 5.0% discount or $0.3 million). The estimated net proceeds of approximately $5.5 million (after estimated transaction costs payable by the Company of approximately $0.7 million) will be allocated between the Series A Preferred Stock and the Common Stock based on their relative fair values at issuance. The Company plans to use the net proceeds after transaction costs for growth capital, including to fund sales and marketing expenses. For future calculations of earnings applicable to common stockholders, the aggregate discount applicable to the Series A Preferred Stock will be accreted using the effective interest method from the issuance date through July 19, 2023 when the holders of all outstanding shares of Series A Preferred Stock may first elect to redeem their shares for cash.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the control documentation, evaluation of the design effectiveness of controls, testing the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

During the year ended 2018, we have implemented internal controls to ensure that we have adequately evaluated our customer contracts and properly assessed the impact of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) on our financial statements to facilitate the adoption on January 1, 2019.  Management has completed the review and evaluation of its internal control procedures and the design of those control procedures related to our evaluation of ASC 606 in fiscal 2018.

Except as described above, there has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

As an emerging growth company, we are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears in Part I of this Report under the heading "Executive Officers." The remaining information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2018.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2018.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of May 16, 2017.	8-K	001-37397	2.1	May 17, 2017
2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of June 30, 2017.	8-K	001-37397	2.1	June 30, 2017
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant.	8-K	001-37397	3.2	October 16, 2017

3.3*	Certificate of Designations of 13.00% Series A Redeemable Convertible Preferred Stock	8-K		001-37397	3.1	July 19, 2018
4.1*	Form of common stock certificate of the Registrant.	S-4		333-219101	4.5	June 30, 2017
4.2*	Form of warrant certificate of the Registrant.	S-1		333-203500	4.3	April 17, 2015
4.3*	Warrant Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015.	8-K		001-37397	4.1	June 1, 2015
4.4*	Registration Rights Agreement by and among GPIA and certain securityholders, dated as of May 19, 2015.	8-K		001-37397	10.2	June 1, 2015
4.5*	Sponsor Warrants Purchase Agreement by and between GPIA and GPIC, Ltd., effective as of May 19, 2015.	8-K		001-37397	10.3	June 1, 2015
4.6*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017.	S-4		333-219101	4.8	June 30, 2017
4.7*	Equity Commitment Letter by and between GPIC, Ltd. And GPIA, dated as of May 16, 2017.	S-4/A		333-219101	10.51	August 9, 2017
4.8*	Securities Purchase Agreement, dated June 18, 2018, by and among the Company and the Purchasers	8-K		001-37397	10.1	June 18, 2018
4.9*	Registration Rights Agreement, dated July 19, 2018	8-K		001-37397	10.1	July 19, 2018
4.10*	Form of Convertible Secured Promissory Note (2018)	Schedule 14A		001-37397	Annex D	July 2, 2018
4.11*	Security Agreement, dated July 19, 2018	8-K		001-37397	10.3	July 19, 2018
4.12*	Securities Purchase Agreement, dated March 7, 2019, by and between the Company and the Investor	8-K		001-37397	10.1	March 11, 2019
4.13*	Registration Rights Agreement, dated March 7, 2019	8-K		001-37397	10.2	March 11, 2019
4.14*	Form of Convertible Secured Promissory Note (2019)	8-K	—	001-37397	10.3	March 11, 2019
4.15*	First Amendment to Securities Agreement dated March 7, 2019	8-K		001-37397	10.4	March 11, 2019
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	8-K		001-37397	10.1	October 16, 2017
10.2*†	Rimini Street, Inc. 2007 Stock Plan, including form agreements under the 2007 Stock Plan.	S-4		333-219101	10.19	June 30, 2017
10.3*†	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan.	S-4/A		333-219101	10.20	August 9, 2017
10.4*†	Rimini Street, Inc. Executive Incentive Compensation Plan.	S-4/A		333-219101	10.52	August 9, 2017

10.5*†	Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin, dated as of January 6, 2017.	S-4	333-219101	10.21	June 30, 2017
10.6*†	Offer Letter by and between the Registrant and Daniel Winslow, dated September 12, 2013.	S-4	333-219101	10.22	June 30, 2017
10.7*†	Offer Letter by and between the Registrant and Sebastian Grady, dated as of December 19, 2010.	S-4	333-219101	10.23	June 30, 2017
10.8*†	Employment Agreement by and between the Registrant and Sebastian Grady, dated January 1, 2011.	S-4	333-219101	10.24	June 30, 2017
10.9*†	Updated terms of employment by and between the Registrant and Sebastian Grady, dated May 14, 2013.	S-4	333-219101	10.25	June 30, 2017
10.10+†	Offer Letter by and between the Registrant and Thomas Sabol dated as of November 10, 2016
10.11*†	Offer Letter by and between the Registrant and Gregory Symon, dated as of December 28, 2017.	10-Q	333-219101	10.10	May 10, 2018
10.12+†	Offer Letter by and between the Registrant and Anthony DeShazor, dated as of August 17, 2018
10.13+†	Offer Letter by and between the Registrant and Julie Murphy, dated as of January 2, 2019
10.14*	Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of June 24, 2016.	S-4	333-219101	10.26	June 30, 2017
10.15*	First Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of August 9, 2016.	S-4	333-219101	10.27	June 30, 2017
10.16*	Second Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of October 28, 2016.	S-4	333-219101	10.28	June 30, 2017
10.17*	Third Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of May 8, 2017.	S-4	333-219101	10.29	June 30, 2017

10.18*	Fourth Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of May 15, 2017.	S-4	333-219101	10.30	June 30, 2017
10.19*	Fifth Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of June 29, 2017.	S-4	333-219101	10.31	June 30, 2017
10.20*	Sixth Amendment to Financing Agreement by and among the Registrant, each subsidiary of the Registrant from time to time party thereto as Guarantors, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, dated as of October 3, 2017.	8-K	001-37397	99.1	October 4, 2017
10.21*	Pledge and Security Agreement by and between the Registrant and each of the other Loan Parties from time to time party thereof, in favor of Cortland Capital Market Services LLC, as Collateral Agent, dated as of June 24, 2016.	S-4	333-219101	10.32	June 30, 2017
10.22*	Fee Letter by and between the Registrant and CB Agent Services LLC, as Origination Agent, dated as of June 24, 2016.	S-4	333-219101	10.33	June 30, 2017
10.23*	Second Amended and Restated Fee Letter by and between the Registrant and CB Agent Services LLC, as Origination Agent, dated as of June 29, 2017.	S-4	333-219101	10.34	June 30, 2017
10.24*	Third Amended and Restated Fee Letter by and between the Registrant and CB Agent Services LLC, as Origination Agent, dated as of October 3, 2017.	8-K	001-37397	99.4	October 4, 2017
10.25*	Cooperation Agreement by and between Seth Ravin and acknowledged by the Registrant and Cortland Capital Market Services LLC, as Collateral Agent, dated as of June 24, 2016.	S-4	333-219101	10.35	June 30, 2017
10.26*	Consulting Agreement by and between the Registrant and CB Agent Services LLC, dated as of June 24, 2016.	S-4	333-219101	10.36	June 30, 2017
10.27*	Amendment #1 to Consulting Agreement by and between the Registrant and CB Agent Services LLC, dated as of October 28, 2016.	S-4	333-219101	10.37	June 30, 2017
10.28*	Amendment #2 to Consulting Agreement by and between the Registrant and CB Agent Services LLC, dated as of October 3, 2017	8-K	001-37397	99.3	October 4, 2017
10.29*	Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of May 22, 2013.	S-4	333-219101	10.38	June 30, 2017
10.30*	First Amendment Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of October 8, 2014.	S-4	333-219101	10.39	June 30, 2017
10.31*	Second Amended Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of April 3, 2017.	S-4	333-219101	10.40	June 30, 2017

10.32*	Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 1, 2006.	S-4	333-219101	10.41	June 30, 2017
10.33*	First Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of October 16, 2007.	S-4	333-219101	10.42	June 30, 2017
10.34*	Second Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of May 4, 2009.	S-4	333-219101	10.43	June 30, 2017
10.35*	Third Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of October 12, 2009.	S-4	333-219101	10.44	June 30, 2017
10.36*	Fourth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of January 18, 2011.	S-4	333-219101	10.45	June 30, 2017
10.37*	Fifth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of April 29, 2012.	S-4	333-219101	10.46	June 30, 2017
10.38*	Sixth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 16, 2013.	S-4	333-219101	10.47	June 30, 2017
10.39*	Seventh Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 29, 2014.	S-4	333-219101	10.48	June 30, 2017
10.40*	Eighth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of January 25, 2016.	S-4	333-219101	10.49	June 30, 2017
10.41*	Ninth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of June 29, 2016.	S-4	333-219101	10.50	June 30, 2017
10.42*	Loan Agreement, dated October 6, 2017, by and among the Company and GPIC, Ltd.	8-K	001-37397	10.2	June 18, 2018
10.43*	Amendment to Loan Agreement, dated June 18, 2018, by and among the Company and GPIC, Ltd.	8-K	001-37397	10.3	June 18, 2018
10.44 +	Second Amendment to Loan Agreement dated December 21, 2018, by and among the Company and GPIC, Ltd.
10.45*	Rimini Street, Inc. Employee Stock Purchase Plan	8-K	001-37397	10.1	June 8, 2018
21.1+	List of subsidiaries of the Registrant.
23.1 +	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1 +	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2 +	Certification of Thomas B. Sabol, Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1 +	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2 +	Certification of Thomas B. Sabol, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema

101.CAL +	XBRL Taxonomy Extension Calculation Linkbase
101.DEF +	XBRL Taxonomy Extension Definition Linkbase
101.LAB +	XBRL Taxonomy Extension Label Linkbase
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed and incorporate herein by reference.
+ Filed herewith.
† Management contract or compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16.   Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: March 14, 2019	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2019	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 14, 2019	By:	/s/ Thomas B. Sabol
Thomas B. Sabol
Senior Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Date: March 14, 2019	By:	/s/ Jack L. Acosta
Jack L. Acosta
Director

Date: March 14, 2019	By:	/s/ Thomas Ashburn
Thomas Ashburn
Director

Date: March 14, 2019	By:	/s/ Antonio Bonchristiano
Antonio Bonchristiano
Director

Date: March 14, 2019	By:	/s/ Steve Capelli
Steve Capelli
Director

Date: March 14, 2019	By:	/s/ Andrew Fleiss
Andrew Fleiss
Director

Date: March 14, 2019	By:	/s/ Robin Murray
Robin Murray
Director

Date: March 14, 2019	By:	/s/ Margaret (Peggy) Taylor
Margaret (Peggy) Taylor
Director