Form 10-Q
period 2019-03-31
Rimini Street, Inc.
filed 2019-05-09
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                               to
Commission File Number: 001-37397

Rimini Street, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4880301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3993 Howard Hughes Parkway, Suite 500, Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(702) 839-9671
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:

Common Stock, par value $0.0001 per share	RMNI	The Nasdaq Global Market

Public Units, each consisting of one share of Common Stock, $0.0001 par value, and one-half of one Warrant	RMNIU	OTC Pink Current Information Marketplace

Warrants, exercisable for one share of Common Stock, $0.0001 par value	RMNIW	OTC Pink Current Information Marketplace
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
YES ☐ NO ☑
The registrant had approximately 65,293,000 shares of its $0.0001 par value common stock outstanding as of May 6, 2019.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
March 31, 2019 and December 31, 2018
(In thousands, except per share amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$32,264	$24,771
Restricted cash	435	435
Accounts receivable, net of allowance of $296 and $489, respectively	63,642	80,599
Other receivable	12,987	—
Prepaid expenses and other	8,842	7,099
Total current assets	118,170	112,904
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $9,037 and $8,543, respectively	3,673	3,634
Deposits and other	1,406	1,438
Deferred income taxes, net	934	909
Total assets	$124,183	$118,885
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$1,222	$2,372
Accounts payable	2,921	12,851
Accrued compensation, benefits and commissions	18,922	22,503
Other accrued liabilities	25,094	20,424
Deferred revenue	180,580	180,358
Total current liabilities	228,739	238,508
Long-term liabilities:
Deferred revenue	28,148	28,898
Accrued PIK dividends payable	1,059	1,056
Other long-term liabilities	2,038	2,011
Total liabilities	259,984	270,473
Commitments and contingencies (Note 8)
Redeemable Series A Preferred Stock:
Authorized 180 shares; issued and outstanding 148 shares and 141 shares as of March 31, 2019 and December 31, 2018, respectively. Liquidation preference of $148,408, net of discount for $27,557 and $140,846, net of discount for $26,848, as of March 31, 2019 and December 31, 2018, respectively.	120,851	113,998
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 65,242 and 64,193 shares as of March 31, 2019 and December 31, 2018, respectively	7	6
Additional paid-in capital	105,455	108,347
Accumulated other comprehensive loss	(1,566)	(1,567)
Accumulated deficit	(360,548)	(372,372)
Total stockholders' deficit	(256,652)	(265,586)
Total liabilities, redeemable preferred stock and stockholders' deficit	$124,183	$118,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$66,260	$59,805
Cost of revenue	23,837	23,541
Gross profit	42,423	36,264
Operating expenses:
Sales and marketing	23,376	20,207
General and administrative	12,424	10,805
Litigation costs and related recoveries:
Professional fees and other defense costs of litigation	2,041	8,899
Litigation appeal refunds	(12,775)	(21,285)
Insurance costs and recoveries, net	4,639	(7,583)
Litigation costs and related recoveries, net	(6,095)	(19,969)
Total operating expenses	29,705	11,043
Operating income	12,718	25,221
Non-operating expenses:
Interest expense	(232)	(13,409)
Other debt financing expenses	—	(8,617)
Gain from change in fair value of embedded derivatives	—	500
Other income, net	43	328
Income before income taxes	12,529	4,023
Income tax expense	(705)	(516)
Net income	11,824	3,507
Other comprehensive income:
Foreign currency translation gain (loss)	1	(37)
Comprehensive income	$11,825	$3,470

Net income attributable to common stockholders	$4,740	$3,507

Net earnings per share attributable to common stockholders:
Basic	$0.07	$0.06
Diluted	$0.07	$0.05
Weighted average number of shares of Common Stock outstanding:
Basic	64,622	59,393
Diluted	69,101	68,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statement of Stockholders' Deficit
Three Months ended March 31, 2019 and 2018
(In thousands)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Deficit	Total
Balances, December 31, 2018	64,193	$6	$108,347	$(1,567)	$(372,372)	$(265,586)
Stock-based compensation expense	—	—	1,155	—	—	1,155
Exercise of stock options for cash	667	1	782	—	—	783
Restricted stock units vested	138	—	—	—	—	—
Issuance of Common Stock in Private Placement, net	134	—	602	—	—	602
Issuance of Common Stock	110	—	599	—	—	599
Accretion of discount on Series A Preferred Stock	—	—	(1,359)	—	—	(1,359)
Accrued dividends on Series A Preferred Stock:
Payable in cash	—	—	(3,593)	—	—	(3,593)
Payable in kind	—	—	(1,078)	—	—	(1,078)
Foreign currency translation gain	—	—	—	1	—	1
Net income	—	—	—	—	11,824	11,824
Balances, March 31, 2019	65,242	$7	$105,455	$(1,566)	$(360,548)	$(256,652)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Deficit	Total
Balances, December 31, 2017	59,314	$6	$94,967	$(867)	$(304,407)	$(210,301)
Stock-based compensation expense	—	—	867	—	—	867
Exercise of stock options for cash	126	—	153	—	—	153
Foreign currency translation loss	—	—	—	(37)	—	(37)
Net income	—	—	—	—	3,507	3,507
Balances, March 31, 2018	59,440	$6	$95,987	$(904)	$(300,900)	$(205,811)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018
(In thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,824	$3,507
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	128	5,968
Write-off of debt discount and issuance costs	—	7,169
Gain from change in fair value of embedded derivatives	—	(500)
Stock-based compensation expense	1,155	867
Paid-in-kind interest expense	—	931
Depreciation and amortization	494	484
Deferred income taxes	(26)	(6)
Make-whole applicable premium included in interest expense	—	3,103
Other	141	—
Changes in operating assets and liabilities:
Accounts receivable	17,015	(7,409)
Prepaid expenses, deposits and other	(14,669)	272
Accounts payable	(9,900)	(3,005)
Accrued compensation, benefits, commissions and other liabilities	886	1,337
Deferred insurance settlement	—	(8,033)
Deferred revenue	(488)	14,000
Net cash provided by operating activities	6,560	18,685
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(381)	(321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series A Preferred Stock and Common Stock	5,785	—
Principal payments on borrowings	(1,277)	(3,000)
Payments for deferred offering and financing costs	(294)	(951)
Payments of cash dividends on Series A Preferred Stock	(3,566)	—
Principal payments on capital leases	(197)	(137)
Proceeds from exercise of employee stock options	782	153
Net cash provided by (used in) financing activities	1,233	(3,935)
Effect of foreign currency translation changes	81	34
Net change in cash, cash equivalents and restricted cash	7,493	14,463
Cash, cash equivalents and restricted cash at beginning of period	25,206	40,027
Cash, cash equivalents and restricted cash at end of period	$32,699	$54,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2019 and 2018
(In thousands)

	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$95	$3,770
Cash paid for income taxes	647	441
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares issued in Private Placement:
Fair value of 134 shares of Common Stock issued for no consideration	$722	$—
Original issuance discount on Series A Preferred Stock	325	—
Transaction costs	390	—
Issuance of 85 shares of Common Stock for consent regarding Private Placement	456	—
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$3,593	$—
Accrued PIK dividends	1,078	—
Accretion of discount on Series A Preferred Stock	1,359	—
Issuance of Series A Preferred Stock for PIK dividends	1,062	—

Adjustment for updated calculation of mandatory trigger event exit fees	$—	$1,480
Purchase of equipment under capital lease obligations	206	126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Rimini Street, Inc. ("the Company") is a global provider of enterprise software support services. The Company’s subscription-based software support products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products and services offered by enterprise software vendors.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s 2018 Annual Report on Form 10-K as filed with the SEC on March 14, 2019 (the “2018 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2018 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2019, and operating results for the three months ended March 31, 2019 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2019.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of March 31, 2019, the Company’s current liabilities exceeded its current assets by $110.6 million, and the Company earned net income of $11.8 million for the three months ended March 31, 2019. As of March 31, 2019, the Company had available cash, cash equivalents and restricted cash of $32.7 million. As of March 31, 2019, the Company's current liabilities included $180.6 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its customers was approximately 36% of the related deferred revenue for the three months ended March 31, 2019.

As discussed in Note 5, the Company completed a private placement on March 7, 2019, that provided additional net cash proceeds of $5.0 million from the sale of 6,500 shares of 13.00% Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock") and 134,483 shares of Common Stock. In addition, the Company had previously refinanced and repaid its Credit Facility (defined below) on July 19, 2018 through aggregate cash payments of $132.8 million that resulted in the termination of the Credit Facility. These cash payments were funded from the Initial Private Placement (defined below) discussed in Note 5 that resulted in cash proceeds of $133.0 million from the sale of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock. In addition, the Company used approximately $2.7 million of its cash, primarily for interest and fees under Credit Facility and transaction costs due at the closing of the Initial Private Placement.

These refinancing arrangements are expected to improve the Company’s liquidity and capital resources whereby cash dividends are payable at 10.0% per annum that will result in quarterly cash dividends ranging from $3.6 million to $4.2 million over the initial 5-year period beginning on the issuance date assuming all shares of Series A Preferred Stock remain outstanding, and thereafter, if not previously redeemed or converted, cash dividends will be payable at 13.0% per annum. Additionally, as discussed in Note 4, the Company is obligated to repay the $1.2 million loan payable to GPIC, Ltd. ("GP Sponsor") during the second quarter of 2019, and to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $4.6 million. The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

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

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the first quarter of fiscal year 2019:

In May 2017, the FASB issued ASU No. 2017-9, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications of share-based payment awards but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This standard did not have a material impact for the Company in the first quarter of fiscal 2019.

In August 2018, the SEC adopted a final rule that extends the current annual requirement to disclose changes in stockholders’ equity to interim periods and will also require interim disclosure of dividends per share for each class of shares (including the Company’s Series A Preferred Stock). These disclosure provisions become effective beginning in the first quarter of 2019, whereby the Company will be required to disclose changes in stockholders’ deficit for the current and comparative fiscal quarters as well as the current and comparative year-to-date periods presented in future interim condensed consolidated financial statements. The Company has provided an unaudited condensed consolidated statement of stockholders' deficit for the three months ended March 31, 2019 and 2018.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

As of March 31, 2019 and December 31, 2018, other accrued liabilities consist of the following (in thousands):

	2019	2018
Accrued sales and other taxes	$4,777	$5,687
Accrued professional fees	7,237	7,035
Accrued dividends on Redeemable Series A Preferred Stock	3,561	3,521
Current maturities of capital lease obligations	307	387
Income taxes payable	641	767
Other accrued expenses	8,571	3,027
Total other accrued liabilities	$25,094	$20,424

Other accrued expenses includes amount due to insurance company as a result of the U.S. Supreme Court decision as described in Note 8.

NOTE 4 — DEBT

Debt is presented net of debt discounts and issuance costs (“DDIC”) in the Company’s balance sheets. As of March 31, 2019 and December 31, 2018, the net carrying value and balance sheet classification of debt is summarized as follows (in thousands):

	2019	2018
Note payable to GP Sponsor, net of DDIC	$1,222	$2,372
Less current maturities	1,222	2,372
Long-term debt, net of current maturities	$—	$—

For purposes of classifying current maturities of long-term debt in the Company’s balance sheets, none of the discount is attributed to the current portion until the maturity date is less than one year from the balance sheet date. Accordingly, as of March 31, 2019, the $1.2 million net carrying amount of the related party note payable to GP Sponsor is classified as a current liability due to the amended maturity date in June 2019. As discussed below, the Company repaid in full and terminated its former Credit Facility on July 19, 2018.

Related Party Note Payable

Upon consummation of a merger with GP Investments Acquisition Corp. ("GPIA") in May 2017, an outstanding loan payable to GP Sponsor with an initial face amount of approximately $3.0 million was assumed by Company. This loan was originally non-interest bearing and was not due and payable until the outstanding principal balance under the former Credit Facility was less than $95.0 million. At inception of this loan, the maturity date was expected to occur in June 2020 based on the scheduled principal

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

payments under the Credit Facility. Interest was initially imputed under this loan payable at the rate of 15.0% per annum. The net carrying value of this note payable was $2.1 million as of December 31, 2017, and the Company recognized accretion expense of $0.2 million for the three months ended March 31, 2018. This note payable was amended twice in 2018 which resulted in further changes to the effective interest rate.

The second amendment to the loan agreement was effective on December 21, 2018, and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as DDIC that is being accreted through the maturity date. In addition, the second amendment provided for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The Company made principal and interest payments totaling $1.3 million during the three months ended March 31, 2019. The effective interest rate for accretion of DDIC is 26.4% for the period from December 21, 2018 through June 28, 2019.

Former Credit Facility

Overview. In June 2016, the Company entered into a multi-draw term loan Financing Agreement (the “Credit Facility”) with a syndicate of lenders (the “Lenders”). The Credit Facility would have matured in June 2020 but was repaid and terminated in July 2018 as discussed below. The Credit Facility provided for an aggregate commitment of up to $125.0 million which consisted of an initial term loan for $30.0 million, a “delayed draw A Term Loan” for $65.0 million, and a “delayed draw B Term Loan” for $30.0 million. An origination fee equal to 5.0% of the $125.0 million commitment was paid in cash to the Lenders from the proceeds of the initial term loan. The Credit Facility provided for an Original Issue Discount (“OID”) of 2.0% of the initial face amount of borrowings. Origination fees and OID were accounted for as DDIC.

Borrowings under the Credit Facility were collateralized by substantially all assets of the Company, including certain cash depository accounts that were subject to control agreements with the Lenders.

Interest and Fees. The outstanding principal balance under the former Credit Facility provided for monthly interest payments at 15.0% per annum, consisting of 12.0% per annum that was payable in cash and 3.0% per annum that was payable through the issuance of additional borrowings beginning on the interest payment due date (referred to as paid-in-kind, or “PIK” interest). In addition, a make-whole applicable premium payment of approximately 15.0% per annum through June 2019 was required for certain principal prepayments as defined in the Credit Facility.

The Credit Facility provided for collateral monitoring fees at the rate of 2.5% of the outstanding principal balance during 2018 until the Credit Facility was terminated. The Credit Facility also required unused line fees of 5.0% per annum on the $17.5 million undrawn portion of the Credit Facility during 2018 until the termination date. All unused line fees and collateral monitoring fees were payable monthly in arrears and were recorded as a component of other debt financing expenses in the period incurred.

Accretion and Amortization. DDIC that relates to the entire Credit Facility was allocated pro rata between the funded and unfunded portions of the Credit Facility based on the relative amounts that were cumulatively borrowed versus the undrawn portion of the $125.0 million commitment. DDIC related to funded debt was accreted to interest expense using the effective interest method based on the aggregate principal obligations to the Lenders and consulting and Trigger Event exit fee obligations to one of the lenders that served as the origination agent (the “Origination Agent”). DDIC associated with unfunded debt was amortized using the straight-line method from the date incurred through the maturity date of the Credit Facility, which was included in other debt financing expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Termination of the Credit Facility. In connection with the closing on July 19, 2018 of the Initial Private Placement discussed in Note 5, the Company used substantially all of the $133.0 million of gross proceeds from the Initial Private Placement (together with cash-on-hand) to repay all outstanding indebtedness and fees under the Credit Facility, and the Credit Facility was terminated. The aggregate cash payments to terminate the Credit Facility amounted to $132.8 million and consisted of the following (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual principal and exit fees:
Principal balance	$102,576
Mandatory trigger event exit fees	13,624
Mandatory consulting	2,000
Subtotal	118,200
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,073
Total cash termination payments	$132,830

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Credit Facility:
Interest expense at 12.0%	$—	$3,726
PIK interest at 3.0%	—	931
Accretion expense for funded debt	—	5,418
Make-whole applicable premium	—	3,103
Accretion expense for GP Sponsor note payable	128	207
Interest on other borrowings	104	24
Total interest expense	$232	$13,409

Other Debt Financing Expenses

The components of other debt financing expenses are presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Write-off of DDIC related to Credit Facility	$—	$7,169
Collateral monitoring fees	—	776
Amortization of DDIC related to unfunded debt	—	343
Unused line fees	—	216
Amortization of prepaid agent fees and other	—	113
Total other debt financing fees	$—	$8,617

NOTE 5 — REDEEMABLE SERIES A PREFERRED STOCK

2019 Securities Purchase Agreement
On March 7, 2019, the Company entered into a securities purchase agreement (the “2019 SPA”) with an accredited investor for a private placement (the "March 2019 Private Placement") of (i) 6,500 shares of Series A Preferred Stock, (ii) 134,483 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of Series A

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock were authorized pursuant to the CoD (as defined below) and are subject to the provisions set forth in an amended Security Agreement (as defined below), a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement (as defined below) entered into in connection with the 2018 Securities Purchase Agreement discussed below. The accredited investor in the March 2019 Private Placement is affiliated with one of the accredited investors in the Initial Private Placement.
The aggregate cash proceeds from the March 2019 Private Placement were $5.8 million in cash (after an 11.0% discount or $0.7 million). The net proceeds were approximately $5.0 million after estimated transaction costs payable by the Company of approximately $0.8 million. The transaction costs consisted of 85,000 shares of Common Stock issued to the existing holders of the Series A Preferred Stock for their consent at a cost of $0.5 million and direct transaction costs of $0.3 million related to due diligence and professional fees. The net proceeds were allocated based on their relative fair values at issuance of the Series A Preferred Stock and the Common Stock. The allocation of the net proceeds from the March 2019 Private Placement as well as the changes in the net carrying value of Series A Preferred Stock from December 31, 2018 to March 31, 2019 are set forth below (dollars in thousands):

	Series A Preferred Stock			Common		Convertible
	Shares	Amount		Stock		Notes	Total
Fair value on March 7, 2019:
Series A Preferred Stock	6,500	$5,313	(1)	$—		$—	$5,313
Common Stock	—	—		722	(2)	—	722
Convertible Notes	—	—		—		—	—
Total	6,500	$5,313		$722		$—	$6,035

Relative fair value allocation on March 7, 2019:
Aggregate cash proceeds on March 7, 2019	6,500	$5,093	(3)	$692	(3)	$—	$5,785
Incremental and direct costs	—	(661)	(4)	(90)	(4)	—	(751)
Net carrying value on March 7, 2019	6,500	$4,432		$602		$—	$5,034

	Series A Preferred Stock
	Shares	Amount
Net carrying value as of December 31, 2018	140,846	$113,998
Issuance of shares to settle PIK Dividends on January 2, 2019	1,062	1,062
Additional shares issued on March 7, 2019	6,500	4,432
Accretion of discount for the three months ended March 31, 2019	—	1,359
Net carrying value as of March 31, 2019	148,408	$120,851

(1)
The liquidation preference for each share of Series A Preferred Stock on the closing date for the March 2019 Private Placement was $1,000 per share for an aggregate liquidation preference of $6.5 million. The estimated fair value of the Series A Preferred Stock was approximately $5.3 million on March 7, 2019, which is the basis for allocation of the net proceeds. Please refer to Note 12 for further discussion of the valuation methodology employed.

(2)	The fair value of the issuance of approximately 134,483 shares of the Common Stock was based on the last closing price of $5.37 per share prior to closing.

(3)	The aggregate cash proceeds of $5.8 million on March 7, 2019 were allocated pro rata based on the fair value of all consideration issued.

(4)
Incremental and direct costs related to the March 2019 Private Placement were allocated pro rata based on the fair value of all consideration issued. Such costs included the issuance of 85,000 shares of Common Stock to the original investors in the Series A Preferred Stock for their consent of approximately $0.5 million and financial advisory and professional fees that were incurred of approximately $0.3 million was either paid or accrued directly by the Company as of March 31, 2019.

The Company plans to use the net proceeds for growth capital, including to fund sales and marketing expenses. For future calculations of earnings applicable to common stockholders, the aggregate discount applicable to the Series A Preferred Stock will be accreted using the effective interest method from the issuance date through July 19, 2023 when the holders of all outstanding shares of Series A Preferred Stock may first elect to redeem their shares for cash.

2018 Securities Purchase Agreement

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 19, 2018, the closing occurred for a Securities Purchase Agreement (the “2018 SPA”) with several accredited investors (the “Purchasers”) for a private placement (the “Private Placement”) of (i) 140,000 shares of Series A Preferred Stock, (ii) approximately 2.9 million shares of Common Stock, and (iii) convertible secured promissory notes (the “Convertible Notes”), with no principal amount outstanding at issuance that solely collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the Series A Preferred Stock.

The aggregate cash proceeds from the Initial Private Placement were $133.0 million in cash (after taking into account a discount of $7.0 million, but before the incremental and direct transaction costs associated with the Initial Private Placement of $4.6 million).

The Company used the net proceeds from the 2018 SPA to repay all outstanding indebtedness and various fees and expenses under the former Credit Facility as discussed in Note 4, and to pay certain fees and expenses of the Purchasers and the Company in connection with the 2018 SPA.

Private Placement Transactions

In connection with the completion of the Initial Private Placement, the Company, among other customary closing actions, (i) filed a Certificate of Designations with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “CoD”), (ii) entered into a Registration Rights Agreement with the Purchasers setting forth certain registration rights of the Purchasers (the “Registration Rights Agreement”), (iii) delivered a Convertible Note to each Purchaser, and (iv) entered into a Security Agreement (the “Security Agreement”) in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Promissory Notes if certain redemption provisions of the Series A Preferred Stock are triggered in the future. In connection with the March 2019 Private Placement, the Company entered into a securities purchase agreement, Registration Rights Agreement, a First Amendment to the Security Agreement, as well as issued a Convertible Note, in each case substantially in the same form as entered into by the Company in the Initial Private Placement.

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the Closing and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of March 31, 2019 and December 31, 2018 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

As required under the CoD, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the first quarter of 2019 were settled on April 1, 2019 to holders of record on March 16, 2019. Accrued Cash Dividends and PIK Dividends for the fourth quarter of 2018 were settled on January 2, 2019 to holders of record on December 16, 2018. Accordingly, the Company accrued a current liability for accrued Cash Dividends through March 31, 2019 for $3.6 million. A long-term liability was recorded for $1.1 million of PIK Dividends that accrued through March 31, 2019, and that were settled through the issuance of 1,059 shares of Series A Preferred Stock on April 1, 2019. Presented below is a summary of total and per share dividends declared through March 31, 2019 (dollars in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Dividends Payable in:		Total	Dividends
	Cash	PIK	Dividends	Per Share
Dividends payable as of December 31, 2018	$3,521	$1,056	$4,577	$32.50
Cash Dividends @ 10% per annum	3,593	—	3,593	$25.00
PIK Dividends @ 3% per annum	—	1,065	1,065	$7.41
Fractional PIK shares settled for cash	13	—	13	$0.09
Less dividends settled January 2, 2019	(3,566)	(1,062)	(4,628)	$(32.62)
Dividends payable as of March 31, 2019	$3,561	$1,059	$4,620	$31.13

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 14.8 million shares of Common Stock based on 148,408 shares of Series A Preferred Stock outstanding as of March 31, 2019. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

The Series A Preferred Stock will become mandatorily redeemable, upon the election by the holders of a majority of the then outstanding shares, on or after July 19, 2023. Any and all of the then outstanding liquidation value of the Series A Preferred Stock plus any capitalized PIK Dividends and any unpaid accrued Cash Dividends not previously included in the Liquidation Preference (the “Redemption Amount”) is required to be repaid in full in cash on such redemption date or satisfied in the form of obligations under the Convertible Notes. Additionally, in certain circumstances the Company may require the holders of shares of the Series A Preferred Stock to convert into shares of Common Stock in lieu of cash payable upon redemption.

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

Until approximately 95% of the Series A Preferred Stock or Convertible Notes are no longer outstanding, the Company is restricted from incurring Indebtedness (as defined in both the 2019 SPA and 2018 SPA), subject to certain exceptions.

Registration Rights Agreement

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The original Registration Rights Agreement required the Company to register the resale of the shares of Common Stock and Series A Preferred Stock issued pursuant to the 2018 SPA. The Company satisfied such registration requirements in November 2018. The registration rights agreement entered into in connection with the March 2019 Private Placement requires the Company to register the resale of the shares of Common Stock and Series A Preferred Stock pursuant to the 2019 SPA within 120 days of the closing of March 7, 2019. Each such registration rights agreement also includes customary “piggyback” registration rights, suspension rights, indemnification, contribution, and assignment provisions.

NOTE 6—RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

The Company’s stock option plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. For additional information about the Stock Plans, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2018, included in the 2018 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the three months ended March 31, 2019.

Restricted Stock Units

For the three months ended March 31, 2019, the Board of Directors granted restricted stock units (“RSUs”) under the 2013 Plan for an aggregate of approximately 207,000 shares of Common Stock to members of the Board of Directors, officers and employees of the Company. These RSUs vest over periods ranging from 12 to 24 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock on the date of grant of $5.42 per share, the aggregate fair value for the shares underlying the RSUs amounted to $1.1 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense of $0.5 million and $0.2 million was recognized for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the unrecognized expense of $1.1 million is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 0.7 years.

Stock Options

On February 13, 2019, the Board of Directors authorized an increase of approximately 2.6 million shares available for grant under the 2013 Plan. For the three months ended March 31, 2019, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.3 million shares of Common Stock at an exercise prices that were equal to or greater than the fair market value of the Common Stock on the date of grant. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the three months ended March 31, 2019 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2018	11,904	$4.00	5.1
Granted	270	5.85
Forfeited	(279)	8.15
Expired	(104)	6.40
Exercised	(667)	1.17
Outstanding, March 31, 2019 (3)(4)	11,124	4.09	4.9
Vested, March 31, 2019 (3)	10,915	4.03	4.8

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of March 31, 2019, the aggregate intrinsic value of all stock options outstanding was $19.3 million. As of March 31, 2019, the aggregate intrinsic value of vested stock options was $19.3 million.

(4)	The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.2 million shares as of March 31, 2019.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the three months ended March 31, 2019 (in thousands):

Available, December 31, 2018	2,758
Stock options granted	270
Restricted stock units granted	207
Expired options under 2007 Plan	(104)
Forfeited options under Stock Plans	(279)
Newly authorized by Board of Directors	2,567
Available, March 31, 2019	5,419

The aggregate fair value of approximately 270,000 stock options granted for the three months ended March 31, 2019 amounted to $0.6 million, or $2.26 per share as of the grant date. Fair value was computed using the Black-Scholes-Merton (“BSM”) method and will result in the recognition of compensation cost over the vesting period of the stock options. For the three months ended March 31, 2019, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	35%
Dividend yield	0%
Risk-free interest rate	2.7%
Fair value per common share on date of grant	$5.85

As of March 31, 2019 and December 31, 2018, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $3.4 million and $4.5 million, respectively. As of March 31, 2019, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.9 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$209	$165
Sales and marketing	341	367
General and administrative	605	335
Total	$1,155	$867

Warrants

As of March 31, 2019, warrants are outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2018, included in the 2018 Form 10-K.

NOTE 7 — INCOME TAXES

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2019 and 2018, our effective rate was 5.6% and 12.8%, respectively. Our income tax expense was attributable to earnings in foreign jurisdictions subject to income taxes. For the three months ended March 31, 2019 and 2018, no income tax expense was recorded in the United States as a result of historical net operating losses being incurred. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended March 31, 2019 and 2018.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire from May 2019 to January 2025. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended March 31, 2019 and 2018 was $1.5 million and $1.4 million, respectively.

Future minimum lease payments under the non-cancellable operating lease agreements are as follows (in thousands):

12 months ending March 31:
2020	$4,632
2021	4,099
2022	3,661
2023	2,187
2024	297
Thereafter	275
Total	$15,151

Series A Preferred Stock Dividends

In connection with the issuance of Series A Preferred Stock on both March 7, 2019 and July 19, 2018 as discussed in Note 5, the Company is obligated to pay Cash Dividends and issue additional shares of Series A Preferred Stock in settlement of PIK Dividends. For the initial five-year period through July 19, 2023 that the Series A Preferred Stock is expected to be outstanding, estimated Cash Dividends and PIK Dividends required to be declared are as follows (in thousands):

Year Ending December 31:	Cash	PIK	Total
2019	$14,888	$4,466	$19,354
2020	15,460	4,638	20,098
2021	15,929	4,779	20,708
2022	16,412	4,924	21,336
2023	9,240	2,772	12,012
Total	$71,929	$21,579	$93,508

Retirement Plan

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a qualified 401(k) plan for all eligible U.S. employees. Employees may contribute up to the statutory maximum, which is set by law each year. The plan also provides for discretionary employer contributions in an amount equal to 100% of each employee’s contribution, not to exceed 4% of eligible compensation. The Company’s matching contribution to the plan totaled $0.7 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

Rimini I Litigation

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (“Rimini I”), against the Company and its Chief Executive Officer, Seth Ravin, alleging that certain of the Company’s processes violated Oracle’s license agreements with its customers and that the Company committed acts of copyright infringement and violated other federal and state laws. The litigation involved the Company’s business processes and the manner in which the Company provided services to its clients. To provide software support and maintenance services to its clients, the Company requests access to a separate environment for developing and testing the updates to the software programs. Prior to July 2014, PeopleSoft, J.D. Edwards, and Siebel clients switching from Oracle to the Company’s enterprise software support were given a choice of two models for hosting the development and testing environment for their software: the environment could be hosted on the client’s servers or on the Company’s servers. In addition to other allegations, Oracle challenged the Rimini Street-hosted model for certain Oracle license agreements with its customers that contained site-based restrictions. Oracle alleged that its license agreements with these customers restrict licensees’ rights to provide third parties, such as the Company, with copies of Oracle software and restrict where a licensee may physically install the software. Oracle alleged that, in the course of providing services, the Company violated such license agreements and illegally downloaded software and support materials without authorization. Oracle further alleged that the Company impaired its computer systems in the course of downloading materials for the Company’s clients. Oracle filed amended complaints (together, “Oracle’s amended complaint”) in April 2010 and June 2011. Specifically, Oracle’s amended complaint asserted the following causes of action: copyright infringement; violations of the Federal Computer Fraud and Abuse Act; violations of the Computer Data Access and Fraud Act; violations of Nevada Revised Statute 205.4765; breach of contract; inducing breach of contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; unfair competition; trespass to chattels; unjust enrichment/restitution; unfair practices; and a demand for an accounting. Oracle’s amended complaint sought the entry of a preliminary and permanent injunction prohibiting the Company from copying, distributing, using, or creating derivative works based on Oracle Software and Support Materials except as allowed by express license from Oracle; from using any software tool to access Oracle Software and Support Materials; and from engaging in other actions alleged to infringe Oracle’s copyrights or were related to its other causes of action. The parties conducted extensive fact and expert discovery from 2010 through mid-2012.

In March and September 2012, Oracle filed two motions seeking partial summary judgment as to, among other things, its claim of infringement of certain copyrighted works owned by Oracle. In February 2014, the District Court issued a ruling on Oracle’s March 2012 motion for partial summary judgment (i) granting summary judgment on Oracle’s claim of copyright infringement as it related to two of the Company’s PeopleSoft clients and (ii) denying summary judgment on Oracle’s claim with respect to one of the Company’s J.D. Edwards clients and one of the Company’s Siebel clients. The parties stipulated that the licenses among clients were substantially similar for purposes of the Rimini I action. In August 2014, the District Court issued a ruling on Oracle’s September 2012 motion for partial summary judgment (i) granting summary judgment on Oracle’s claim of copyright infringement as it relates to Oracle Database and (ii) dismissing the Company’s first counterclaim for defamation, business disparagement and trade libel and the Company’s third counterclaim for unfair competition. In response to the February 2014 ruling, the Company revised its business practices to eliminate the processes determined to be infringing. This process was completed no later than July 2014.

A jury trial in Rimini I commenced in September 2015. On October 13, 2015, the jury returned a verdict against the Company finding that (i) the Company was liable for innocent copyright infringement, (ii) the Company and Mr. Ravin were each liable for violating certain state computer access statutes, (iii) Mr. Ravin was not liable for copyright infringement, and (iv) neither the Company nor Mr. Ravin were liable for inducing breach of contract or intentional interference with prospective economic advantage. The jury determined that the copyright infringement did not cause Oracle to suffer lost profits, that the copyright infringement was not willful, and did not award punitive damages. Following post-trial motions, Oracle was awarded a final judgment of $124.4 million in October 2016, consisting of copyright infringement damages based on the fair market value license damages theory, damages for violation of certain state computer access statutes, prejudgment interest, and attorneys’ fees and costs. In addition, the District Court entered a permanent injunction prohibiting the Company from using certain processes.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for the $124.4 million judgment to Oracle by recording accrued legal settlement expense of (i) $100.0 million for the year ended December 31, 2014, (ii) $21.4 million for the year ended December 31, 2015, and (iii) pre-judgment interest of $3.0 million for the period from January l, 2016 through October 31, 2016.

Appeal of Rimini I Litigation

On October 31, 2016, the Company paid the full judgment amount of approximately $124.4 million to Oracle, and appealed the case to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) to appeal findings (i) and (ii) above as well as the injunction and attorneys’ fee award, non-taxable expenses, and interest. With respect to the injunction entered by the District Court, the Company argued on appeal that the injunction was vague and contains overly broad language that could be read to cover some of the Company’s current business practices that were not adjudicated to be infringing at trial and the injunction should not have been issued under applicable law. On December 6, 2016, the Court of Appeals granted the Company’s emergency motion for a stay of the permanent injunction pending resolution of the underlying appeal and agreed to consider the appeal on an expedited basis. The Court of Appeals heard argument on July 13, 2017.

On January 8, 2018, the Court of Appeals reversed certain awards totaling $50.3 million made in Oracle’s favor during and after the Company’s 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the Court of Appeals on December 6, 2016, and all awards and judgments against Mr. Ravin. The Court of Appeals reversed awards previously paid by the Company as part of the $124.4 million judgment, consisting of an award under state computer access statutes and taxable expenses and interest totaling $21.3 million, Oracle’s attorneys’ fees of $28.5 million (that was subsequently remanded to the District Court), and post-judgment interest of $0.5 million. The Court of Appeals also vacated and remanded the injunction originally ordered by the District Court. Although the Court of Appeals affirmed the findings of infringement against Rimini (which the jury had found to be “innocent” infringement) for the processes that the Company ceased using no later than July 2014, it stated in the opinion that the Company “provided third-party support for Oracle's enterprise software, in lawful competition with Oracle's direct maintenance services.”

As mandated by the Court of Appeals, on March 30, 2018 Oracle paid the Company $21.5 million for the reversal of the award under state computer access statutes and taxable expenses and interest totaling $21.3 million, and post-judgment interest of $0.2 million. Due to collection of this award in cash, the Company recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the year ended December 31, 2018. Additionally, in May 2018, by stipulation of the parties, Oracle deposited $28.5 million into an escrow account with the District Court pending a decision by the District Court on the remanded attorneys’ fees award. On August 14, 2018, the District Court (i) imposed an injunction that was substantially identical to the injunction that the Court of Appeals had vacated in January 2018, and (ii) again awarded Oracle $28.5 million in attorneys’ fees, which were paid by funds deposited by Oracle with the District Court in May 2018.

On August 16, 2018, the Company filed a notice of appeal of the District Court’s renewed injunction and its decision to return the $28.5 million attorneys' fee award to Oracle. The Company also filed in the District Court a motion to stay the injunction pending appeal. On September 11, 2018, the District Court denied the motion, but granted a temporary 60-day stay for the Company to obtain a stay with the Court of Appeals. On September 14, 2018, the Company filed a motion with the Court of Appeals, seeking a stay of the permanent injunction pending appeal and requesting a decision before the expiration of the temporary stay entered by the District Court. On November 5, 2018, the Court of Appeals denied the Company’s motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of the Company’s appeal, and it confirmed the briefing schedule for the appeal. The Company intends to continue pursuing its appeal of the injunction and the attorneys’ fee award. The Company expects additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (described below) and that have not been found to be infringing. Briefing on our appeal to the Court of Appeals was completed on March 14, 2019, and a hearing on the Company’s appeal has been tentatively scheduled for July 12, 2019.

As long as the injunction is still in place, Oracle may file contempt proceedings against the Company at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe the Company is not in compliance with express terms of the injunction. The Company believes that it is in compliance with the terms of the injunction insofar as they are comprehensible and within the scope of the judgment in Rimini I. On February 27, 2019, Oracle filed in the District Court a motion to reopen discovery in Rimini I and a motion to modify the protective order in Rimini II to permit Oracle to use discovery from Rimini II in Rimini I, in a purported effort to investigate whether the Company is complying with the injunction. On April 4, 2019, the District Court granted Oracle’s motion to reopen discovery in Rimini I.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Petition for Rehearing En Banc and Appeal to the United States Supreme Court
In January 2018, the Company filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, the Company asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the District Court set the interest rate using a date that precedes the filing of Oracle's complaint, which resulted in an additional judgment amount of approximately $20.2 million that was paid by the Company to Oracle in October 2016. Second, the Company asked the Court of Appeals to rehear the award of non-taxable expenses, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the Supreme Court of the United States (the “U.S. Supreme Court”) and resulted in the Company paying approximately $12.8 million that it would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, the Company filed a petition for writ of certiorari in the U.S. Supreme Court appealing the decision of the Court of Appeals on the non-taxable expenses issue. On September 27, 2018, the U.S. Supreme Court granted the Company’s petition for a writ of certiorari. Briefing on the Company’s appeal was completed in early 2019, and a hearing on the appeal was held on January 14, 2019. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that the Company had previously paid to Oracle (plus interest of $0.2 million). As mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid the Company $13.0 million (the principal amount plus post-judgment interest). The award received by the Company will be required to be shared on a pro rata basis with an insurance company that previously paid for part of the judgment and reimbursed a portion of defense costs after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I. As a result of the U.S. Supreme Court decision, the Company recognized a recovery of the non-taxable expenses for $12.8 million and interest income of $0.2 million for the three months ended March 31, 2019, excluding any contractual amounts due to the insurance company.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int‘l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that the Company’s revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) the same allegations asserted in Rimini I but limited to clients not addressed in Rimini I, and (ii) new allegations that the Company’s revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, the Company filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss the Company’s amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. On February 14, 2017, the Company filed its answer and motion to dismiss Oracle’s third amended counterclaim. On March 7, 2017, Oracle filed a motion to strike the Company’s copyright misuse affirmative defense. By stipulation of the parties, the District Court granted the Company’s motion to file its third amended complaint to add claims arising from Oracle’s purported revocation of access by the Company to its support websites on behalf of the Company’s clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss the Company’s third amended complaint on May 30, 2017, and the Company’s opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the District Court issued an order granting in part and denying in part the Company’s motion to dismiss Oracle’s third amended counterclaims. The District Court granted the Company’s motion to dismiss Oracle's intentional interference with prospective economic advantage and unjust enrichment counterclaims. On October 5, 2017, Oracle filed a motion for reconsideration of the District Court’s September 22, 2017 Order. The Company filed its opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the District Court issued an order granting in part and denying in part Oracle’s motion to dismiss the Company’s third amended complaint. The District Court granted Oracle’s motion to dismiss as to the Company’s third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The District Court denied Oracle’s motion as to the Company’s causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS § 598.0915(8) and unfair competition. On November 17, 2017 the District Court denied Oracle’s motion for reconsideration of the District Court’s

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 22, 2017 Order. On June 5, 2018, the District Court denied the Company’s motion for reconsideration of the District Court’s November 7, 2017 Order.

Fact discovery with respect to the above action substantially ended by March 2018, and expert discovery ended in September 2018. Briefing on the parties’ motions for summary judgment was completed December 14, 2018, and the parties await the District Court’s ruling on those motions. There is currently no trial date scheduled, and the Company does not expect a trial to occur in this matter earlier than 2021, but the trial could occur earlier or later than that. At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by the Company in connection with its claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be determined. The Company believes that an award for damages is not probable, so no accrual has been made as of March 31, 2019.

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

Insurance Settlement Agreement

On March 31, 2017, the Company entered into a Settlement Agreement, Release and Policy Buyback Agreement (the “Settlement Agreement”) with an insurance company that previously provided coverage for the defense costs related to the Oracle litigation referred to as Rimini II. The Settlement Agreement provided for aggregate payments to the Company of $24.0 million and resulted in the termination of coverage under the insurance policies. Prior to execution of the Settlement Agreement, the insurance company reimbursed the Company an aggregate of $4.7 million of defense costs, and pursuant to the settlement agreed to make an additional payment to the Company of $19.3 million that was received in April 2017. In April 2017, the Company paid $0.6 million of settlement expenses, and the remaining $18.7 million of settlement proceeds was used to make a mandatory $14.1 million principal payment, and a $4.6 million make-whole applicable premium payment due to the Lenders pursuant to the terms of the Credit Facility discussed in Note 4.

The Settlement Agreement was initially accounted for by recognizing a deferred insurance settlement liability for $19.3 million. This deferred insurance settlement liability was reduced as legal defense costs related to Rimini II were incurred subsequent to March 31, 2017. Accordingly, the deferred insurance settlement liability was eliminated as of March 31, 2018 due to legal defense costs of $11.3 million incurred for the year ended December 31, 2017, resulted in a reduction of the deferred insurance settlement liability to $8.0 million as of December 31, 2017. There was no remaining liability as of December 31, 2018.

Governmental Inquiry

On March 2, 2018, the Company received a federal grand jury subpoena, issued from the United States District Court for the Northern District of California, requesting the Company produce certain documents relating to specified support and related operational practices. The Company is cooperating with this inquiry.

Proceeds from the U.S Supreme Court Decision

On April 5, 2019, the Company received payment from Oracle of $13.0 million related to the U.S. Supreme Court ruling on March 4, 2019, which reversed earlier decisions by the lower courts that Oracle must return approximately $12.8 million in non-taxable expenses previously paid by the Company plus post-judgment interest. The reward is required to be shared with an insurance company on pro rata basis, whereby the insurance company may be entitled to 60% of the award after deducting the Company's costs for all appeal and remand proceedings. As a result, the Company has recognized a recovery of non-taxable expenses of $12.8 million and recorded interest income of $0.2 million for the three months ended March 31, 2019. The Company also recognized costs of $4.6 million, during the three months ended March 31, 2019, reflecting the current estimate of the amounts owed to the insurance company to date. This liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidated Damages

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $21.7 million and $30.4 million as of March 31, 2019 and December 31, 2018, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

Upon consummation of the Merger Agreement, an outstanding loan payable to GP Sponsor with a face amount of approximately $3.0 million was assumed by the Company. As discussed more thoroughly in Note 4, the loan was amended twice in 2018 whereby the maturity date changed to June 28, 2019. In addition, the parties agreed that the loan would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. The second amendment also provides for monthly principal payments of approximately $0.4 million plus accrued interest. An affiliate of GP Sponsor is member of the Company’s Board of Directors.

An affiliate of Adams Street Partners ("ASP") is a member of the Company’s Board of Directors. As of March 31, 2019, ASP owned approximately 36.3% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Private Placement discussed in Note 6 for total consideration of approximately $19.2 million. As of March 31, 2019, ASP had voting control of approximately 32.0% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with the 19,468 shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the amended Credit Facility discussed in Note 5, ASP owned a $10.0 million indirect interest in the amended Credit Facility. For the three months ended March 31, 2019 and 2018, the Company recognized revenue for software support services provided to certain ASP investees for an aggregate of $0.3 million and $0.6 million, respectively. Accounts receivable includes no amounts due and $1.2 million due from ASP investees for software support services as of March 31, 2019 and December 31, 2018, respectively.

NOTE 10 —EARNINGS PER SHARE

We compute earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock to be calculated using the two-class method. The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. Accordingly, in periods in which the Company has net income, earnings per share will be computed using the two-class method whereby the pro rata dividends on Common Stock that are also distributable to the holders of Series A Preferred Stock will be deducted from earnings applicable to common stockholders, regardless of whether a dividend is declared for such undistributed earnings. Under the two-class method, earnings for the reporting period are allocated between the holders of our Common Stock and the Series A Preferred Stock based on their respective participation rights in undistributed earnings.
Basic earnings per Common Stock share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of basic Common Stock outstanding. Net income allocated to the holders of our Series A Preferred Stock is calculated based on the shareholders’ proportionate share of the weighted average shares of Common Stock outstanding on an if-converted basis. Diluted earnings per Common Stock share is calculated by adjusting the basic earnings per Common Stock share for the effects of potential dilutive Common Stock shares outstanding such as stock options, restricted stock units and warrants.
For the three months ended March 31, 2019 and 2018, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following table sets forth the computation of basic and diluted net income attributable to common stockholders for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018
Income attributable to common stockholders:
Net income	$11,824	$3,507
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(3,593)	—
PIK dividends declared	(1,078)	—
Accretion of discount	(1,359)	—
	5,794	3,507
Undistributed earnings allocated using the two-class method	(1,054)	—
Net income attributable to common stockholders	$4,740	$3,507

	2019	2018
Weighted average number of shares of Common Stock outstanding	64,622	59,393
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	14,370	—
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	78,992	59,393
Percentage of shares allocable to Series A Preferred Stock	18.2%	—%
Weighted average number of shares of Common Stock outstanding:
Basic	64,622	59,393
Effect of dilutive securities:
Origination Agent warrants	—	1,132
Stock options	4,390	7,619
Restricted stock units	89	10
Diluted	69,101	68,154
Net earnings per share attributable to common stockholders:
Basic	$0.07	$0.06
Diluted	$0.07	$0.05

As of March 31, 2019, the following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

2019
Series A Preferred Stock	14,370
Restricted stock units	4
Stock options	4,122
Warrants	18,128
Total	36,624

NOTE 11 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts, and considers assumptions that market participants would use

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

when pricing the asset or liability. Additional information on fair value measurements is included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2018, included in the 2018 Form 10-K.

As discussed in Note 5, the fair value for our Series A Preferred Stock issuance on March 7, 2019 was determined to be $5.3 million, which was utilized to determine the basis for allocating the net proceeds. The fair value was determined by utilizing a combination of a discounted cash flow methodology related to funds generated by the Series A Preferred Stock, along with the BSM option-pricing model in relation to the conversion feature. Key assumptions applied for the discounted cash flow and BSM analysis included (i) three different scenarios whereby the Series A Preferred Stock would remain outstanding between 4 and 5 years along with a probability weighting assigned to each scenario, (ii) an implied yield of the Series A Preferred Stock of 22.1% calibrated to the transaction value as of March 7, 2019, (iii) risk-free interest rate of 2.44%, and (iv) historical volatility of 30.0%.

For the three months ended March 31, 2018, the Company’s embedded derivative liability was the only liability that was carried at fair value on a recurring basis and was classified within Level 3 of the fair value hierarchy. Details of the embedded derivative, including valuation methodology and key assumptions and estimates used, were disclosed in Part II, Item 8 of our 2018 Form 10-K, in the Company's audited consolidated financial statements for the year ended December 31, 2018, within Note 5. As discussed in Note 5, all embedded derivative liabilities were eliminated on July 19, 2018 upon termination of the Credit Facility. These embedded derivatives had an aggregate fair value of $1.1 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively. The change in fair value of embedded derivatives resulted in the Company recognizing a gain of $0.5 million for the three months ended March 31, 2018. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. As of March 31, 2019, the Company does not have any assets or liabilities that are carried at fair value on a recurring basis.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following table shows revenues by geographic region (in thousands):

	Three Months Ended March 31,
	2019	2018
United States of America	$42,871	$39,542
International	23,389	20,263
Total	$66,260	$59,805

No customers represented more than 10% of revenue for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, no customers accounted for more than 10% of total net accounts receivable.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2019 and December 31, 2018, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $25.2 million and $19.9 million, respectively. As of March 31, 2019 and December 31, 2018, the Company had restricted cash of $0.4 million and $0.4 million, respectively. The Company has never experienced any losses related to these balances.

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

•
costs associated with defending intellectual property infringement and other claims, such as those claims discussed under the section titled “Business—Legal Proceedings” in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 14, 2019 (the “2018 Form 10-K”);

•	the final amount and timing of any refunds from Oracle related to our litigation;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies;

•	the effects of seasonal trends on our results of operations; and

•	other risks and uncertainties, including those discussed under "Risk Factors" in Part II, Item 1A of this Report.
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

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Report, and our audited consolidated financial statements for the year ended December 31, 2018, included in our 2018 Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part II, Item 1A of this Report.

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

We were incorporated as Rimini Street, Inc. (“RSI”) in the state of Nevada in September 2005. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. Substantially all of GPIA’s assets consisted of cash and cash equivalents. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation. Prior to consummation of the mergers, GPIA domesticated as a Delaware corporation (the “Delaware Domestication”). Immediately after the Delaware Domestication and the consummation of the second merger, GPIA was renamed “Rimini Street, Inc.” (referred to herein as the Company, as distinguished from RSI with the same legal name).

We are a global provider of enterprise software support products and services, and the leading independent software support provider for Oracle and SAP products, based on both the number of active clients supported and recognition by industry analyst firms. In 2018, we announced plans to support Software as a Service ("SaaS") solutions beginning with Salesforce. As a partner of Salesforce, we plan to provide our award-winning service and support for custom code, release updates and application integrations in addition to ongoing administrative, configuration and enhancement of Salesforce’s industry leading cloud solutions.

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

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2018, SAP reported that support revenue represented approximately 44% of its total revenue and, for fiscal year 2018, Oracle reported a margin of 86% for cloud services and license support.

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

As of March 31, 2019, we employed over approximately 1,110 professionals and supported over 1,850 active clients globally, including 83 Fortune 500 companies and 21 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended March 31, 2019 and 2018, we generated revenue of $66.3 million and $59.8 million, respectively, representing a quarter-over-quarter increase of 11%. We have a history of losses, and as of March 31, 2019, we had an accumulated deficit of $360.5 million. Approximately 65% and 66% of our revenue was generated in the United States for the three months ended March 31, 2019 and 2018, respectively. Approximately 35% and 34% of our revenue was generated in foreign jurisdictions for the three months ended March 31, 2019 and 2018, respectively.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of March 31, 2019, we had outstanding contractual debt obligations under a note payable to a related party in the aggregate amount of $1.2 million. In addition as discussed in Notes 4 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, we terminated our former Credit Facility on July 19, 2018.

We intend to continue investing for long-term growth. We have invested and expect to continue investing in expanding our ability to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. We currently do not expect to be profitable for the year ending December 31, 2019.

Recent Developments

Reference is made to Note 5 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recent developments related to the securities purchase agreement entered into on March 7, 2019, the related private placement of Series A Preferred Stock, Common Stock and Convertible Notes.

Additionally, reference is made to Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments in our litigation with Oracle. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest) on April 5, 2019. As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million for the three months ended March 31, 2019. The award that we received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I. Therefore, we also incurred costs of $4.6 million for the three months ended March 31, 2019, reflecting the current estimated contractual amounts due to the insurance company to date. The liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of March 31, 2019 and 2018, we had over 1,850 and 1,580 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of March 31, 2019 and 2018, we had over 1,080 and 940 unique clients, respectively.

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

Our annualized subscription revenue was approximately $265 million and $239 million as of March 31, 2019 and 2018, respectively. We believe the sequential increase in annualized subscription revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92% and 93% for the 12 months ended March 31, 2019 and 2018, respectively.

Gross profit percentage

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by revenue. Our gross profit percentage was approximately 64% and 61% for the three months ended March 31, 2019 and 2018, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Our consolidated statements of operations for the three months ended March 31, 2019 and 2018, are presented below (in thousands):

	Three Months Ended March 31,		Variance
	2019	2018	Amount	Percent
Revenue	$66,260	$59,805	$6,455	10.8%
Cost of revenue:
Employee compensation and benefits	16,804	15,718	1,086	6.9%
Engineering consulting costs	2,815	3,866	(1,051)	(27.2)%
Administrative allocations (1)	2,927	2,669	258	9.7%
All other costs	1,291	1,288	3	0.2%
Total cost of revenue	23,837	23,541	296	1.3%
Gross profit	42,423	36,264	6,159	17.0%
Gross margin	64.0%	60.6%
Operating expenses:
Sales and marketing	23,376	20,207	3,169	15.7%
General and administrative	12,424	10,805	1,619	15.0%
Litigation costs and related recoveries, net	(6,095)	(19,969)	13,874	(69.5)%
Total operating expenses	29,705	11,043	18,662	169.0%
Operating income	12,718	25,221	(12,503)	(49.6)%
Non-operating expenses:
Interest expense	(232)	(13,409)	13,177	(98.3)%
Other debt financing expenses	—	(8,617)	8,617	(100.0)%
Gain from change in fair value of embedded derivatives	—	500	(500)	(100.0)%
Other income, net	43	328	(285)	(86.9)%
Income before income taxes	12,529	4,023	8,506	211.4%
Income tax expense	(705)	(516)	(189)	36.6%
Net income	$11,824	$3,507	$8,317	237.2%

(1)
Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our unaudited condensed consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Revenue. Revenue increased from $59.8 million for the three months ended March 31, 2018 to $66.3 million for the three months ended March 31, 2019, an increase of $6.5 million or 11%. The increase was driven by a 13% increase in the average number of unique clients as the amount increased from approximately 942 for the three months ended March 31, 2018 to approximately 1,068 for the three months ended March 31, 2019. On a regional basis, United States revenue grew from $39.5 million for the three months ended March 31, 2018 to $42.9 million for the three months ended March 31, 2019, an increase of $3.3 million or 8%. Our International revenue grew from $20.3 million for the three months ended March 31, 2018 to $23.4 million for the three months ended March 31, 2019, an increase of $3.1 million or 15%.

Our former multi-draw term loan financing agreement (the "Credit Facility") included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during fiscal 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended and were eliminated in July 2018 as a result of the termination of the Credit Facility. The October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into revenue. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions, and we are encountering increased competitive discounting by enterprise software vendors. As a result, our 2019 versus 2018 quarter-over-quarter revenue growth decreased from approximately 22% for the first quarter of 2018 to 11% for the first quarter of 2019. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 11% for the first quarter of 2019 versus the comparable period in 2018 is expected to result in similar or potentially relative lower revenue growth rates at least through the first half of 2019, or longer if our investment in sales and marketing does not result in increased sales activity.

Cost of revenue. Cost of revenue increased from $23.5 million for the three months ended March 31, 2018 to $23.8 million for the three months ended March 31, 2019, an increase of $0.3 million or 1%. The key driver of the increase in cost of revenue was an increase of 37 average number of employees, which resulted in an increase in employee compensation and benefits costs of $1.1 million to support the growth in revenue. As a result of hiring employees, we relied less on the use of engineering consultants, which resulted in lower engineering consulting costs of $1.0 million. For the three months ended March 31, 2019, administrative allocations increased by approximately $0.3 million as compared to the same period in 2018. This increase in administrative allocations resulted from faster growth in the number of employees classified in cost of revenue functions. For the three months ended March 31, 2019, all other costs were essentially flat compared to the same period in 2018.

The $1.1 million increase in cost of revenue attributable to employee compensation and benefits for the three months ended March 31, 2019, was primarily due to an increase in salaries, wages and benefit costs. In addition, we incurred a combined increase of $0.1 million due to both the adoption of a sabbatical benefit plan in May 2018 and an increase in stock-based compensation expense.

As discussed in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, in August 2018 Oracle obtained a permanent injunction from the U. S. District Court for the District of Nevada (the "District Court"), which has been temporarily stayed pending appeal that prohibits us from using certain processes that required us to incur additional labor costs to provide support for our clients as contracted. Since the permanent injunction is currently in place, we have incurred and will continue to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the "Rimini II" lawsuit and that have not been found to be infringing. The briefing on our appeal of the permanent injunction in the U.S. Court of Appeals for the Ninth Circuit (the "Court of Appeals") was completed on March 14, 2019, and a hearing our appeal has been tentatively scheduled for July 12, 2019.

Gross profit. For the three months ended March 31, 2019, total cost of revenue increased by 1%, compared to an increase in revenue of 11% for the three months ended March 31, 2019. Since our costs grew at a slower rate than our revenue, gross profit in dollar terms increased by 17% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. As a result, our gross profit margin increased to 64% for the three months ended March 31, 2019 from 61% for the three months ended March 31, 2018.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 34% for the three months ended March 31, 2018 to 35% for the three months ended March 31, 2019. In dollar terms, sales and marketing expenses increased from $20.2 million for the three months ended March 31, 2018 to $23.4 million for the three months ended March 31, 2019, an increase of $3.2 million or 16%. This increase was primarily due to (i) an increase in employee compensation and benefits of $3.9 million, (ii) an increase in shared service allocations for facilities, security and technology of $0.8 million, and (iii) an increase in contract labor of $0.3 million. These increases were offset by a decrease in travel and business meeting costs of $1.9 million because our sales and marketing staff did not hold our sales kick-off meeting during the three months ended March 31, 2019, whereas we did hold the event during the three months ended March 31, 2018. Our overall increased spending was due to no sales and marketing spending ratio covenant because of the termination of former Credit Facility in July 2018.

The $3.9 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended March 31, 2019, was primarily due to an increase in salaries, wages and benefit costs of $3.3 million due to a 31% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and higher bonus payouts and commissions of $0.6 million.

General and administrative expenses. General and administrative expenses increased from $10.8 million for the three months ended March 31, 2018 to $12.4 million for the three months ended March 31, 2019, an increase of $1.6 million or 15%.

This increase was primarily due to higher costs in salaries, wages and benefit costs of $1.4 million for the three months ended March 31, 2019 as the average number of employees increased by 29 or 15%.

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

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended March 31, 2019 and 2018, consist of the following (in thousands):

	2019	2018	Change
Professional fees and other defense costs of litigation	$2,041	$8,899	$(6,858)
Litigation appeal refunds	(12,775)	(21,285)	8,510
Insurance costs and recoveries, net	4,639	(7,583)	12,222
Litigation costs and related recoveries, net	$(6,095)	$(19,969)	$13,874

Professional fees and other defense costs associated with litigation decreased from $8.9 million for the three months ended March 31, 2018 to $2.0 million for the three months ended March 31, 2019, a decrease of $6.9 million. This decrease was primarily due to lower costs associated with discovery work on the Rimini II litigation, the Rimini I appeal, and the United States Attorney's Office (the "USAO") inquiry during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Litigation appeal refunds decreased from $21.3 million for the three months ended March 31, 2018 to $12.8 million for the three months ended March 31, 2019. Over a six-year period through October 2016, we were actively engaged in the Rimini I litigation, for which we paid a judgment of $124.4 million in October 2016. On March 31, 2018, Oracle paid us approximately $21.5 million including post-judgment interest of $0.2 million. Due to the collection of this award in cash, we recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the three months ended March 31, 2018.

In May 2018, we also appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million for the three months ended March 31, 2019. The award received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I.

Insurance costs and recoveries, net increased from a net recovery of $7.6 million for the three months ended March 31, 2018 to costs of $4.6 million for the three months ended March 31, 2019. During the first quarter of 2018, Rimini II legal fees exceeded the $8.0 million balance of the deferred settlement liability which was eliminated through the recognition of insurance recoveries. As a result, we recognized $8.0 million deferred gain for the three months ended March 31, 2018. As noted above, we recognized costs of $4.6 million for the three months ended March 31, 2019 reflecting the current estimate of the amounts owed to the insurance company to date. The liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

We currently expect to continue to incur legal expenses related to our ongoing appeal of the Rimini I outcome at least through 2019 and possibly later, while the Rimini II litigation costs are expected to continue through 2021, and depending on appeals, if any, may be longer. Such litigation costs are not linear and can fluctuate significantly from quarter to quarter, but generally expected to range between $2.0 million and $5.0 million per quarter at least through the Rimini II trial date. However, due to the completion of fact and expert discovery work in Rimini II in 2018, the pre-trial costs for Rimini II, and the ongoing remand and appeal costs for Rimini I, which should decrease going forward, we currently believe litigation costs, excluding litigation appeal refunds, are expected to range between $13 million and $15 million for fiscal 2019.

Interest expense. Interest expense decreased from $13.4 million for the three months ended March 31, 2018 to $0.2 million for the three months ended March 31, 2019, a decrease of $13.2 million or 98%. Reductions in interest expense were primarily due to the payoff of the former Credit Facility on July 19, 2018, including reductions of (i) interest payable at 12.0% of $3.7 million, (ii) PIK interest payable at 3.0% of $0.9 million, (iii) accretion expense of $5.4 million, and (iv) make-whole applicable premium of $3.1 million incurred during the three months ended March 31, 2018. Interest expense also decreased due to a net reduction in accretion expense related to the GP Sponsor loan of $0.1 million.

Other debt financing expenses. Other debt financing expenses decreased from $8.6 million for the three months ended March 31, 2018 to none for the three months ended March 31, 2019 due to the payment and termination of the former Credit Facility on July 19, 2018.

Gain on change in fair value of embedded derivatives. Upon the termination of the former Credit Facility on July 19, 2018, we no longer recognized a liability for embedded derivatives associated with this instrument and recognized a corresponding gain in the third quarter of 2018. For the three months ended March 31, 2018, we recognized a gain on change in fair value of embedded derivatives of $0.5 million. For the three months ended March 31, 2019, there was no corresponding activity due to the termination of the former Credit Facility, resulting in a decrease of $0.5 million.

Other income, net. Other income, net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended March 31, 2019, net other income of approximately $43,000 was comprised of interest income of $0.2 million related to the U.S. Supreme Court decision offset in part by foreign exchange losses of approximately $0.1 million. For the three months ended March 31, 2018, net other income of $0.3 million was comprised primarily of foreign exchange gains for $0.2 million.

Income tax benefit (expense). We had an income tax expense of $0.5 million for the three months ended March 31, 2018 compared to income tax expense of $0.7 million for the three months ended March 31, 2019. All of our income tax expense is attributable to our foreign operations. For the three months ended March 31, 2019 and 2018, no income tax expense was recognized in the United States due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had a working capital deficit of $110.6 million and an accumulated deficit of $360.5 million. For the three months ended March 31, 2019, we had a net income of $11.8 million, however we currently do not expect to be profitable for the year ending December 31, 2019. As of March 31, 2019, we had available cash, cash equivalents and restricted cash of $32.7 million.

A key component of our business model requires that substantially all customers prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $180.6 million that is included in current liabilities as of March 31, 2019. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to customers are currently limited to approximately 36% of the related deferred revenue based on our gross profit percentage of 64% for the three months ended March 31, 2019.

For the next nine months, we believe that cash, cash equivalents and restricted cash of $32.7 million as of March 31, 2019, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

For the three months ended March 31, 2019, we generated cash flows from our operating activities of approximately $6.6 million, which was derived from our cash earnings of approximately $13.7 million and offset, in part, by unfavorable changes in operating assets and liabilities of approximately $7.2 million. We believe that our operating cash flows for the year ending December 31, 2019 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Private Placements

On March 7, 2019, we entered into a securities purchase agreement (the "2019 SPA") with an accredited investor for a private placement (the “March 2019 Private Placement”) of (i) 6,500 shares of Series A Preferred Stock, (ii) 134,483 shares of Common Stock, and (iii) a Convertible Note with no principal balance outstanding. The shares of Series A Preferred Stock, issued in the March 2019 Private Placement, were authorized pursuant to the CoD and are subject to the provisions set forth in the amended Security Agreement, the Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement, all as described and defined in Note 5 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report. The accredited investor in the March 2019 Private Placement is affiliated with one of the accredited investors in the Initial Private Placement.
The aggregate purchase price was $5.8 million in cash (after a 11.0% discount or $0.7 million). The estimated net proceeds from the March 2019 Private Placement approximately $5.0 million (after estimated transaction costs payable by the Company of approximately $0.8 million) were allocated between the Series A Preferred Stock and the Common Stock based on their relative fair values at issuance. We plan to use the net proceeds after transaction costs for growth capital, including to fund sales and marketing expenses. For future calculations of earnings applicable to common stockholders, the aggregate discount applicable to the Series A Preferred Stock will be accreted using the effective interest method from the issuance date through July 19, 2023 when the holders of all outstanding shares of Series A Preferred Stock may first elect to redeem their shares for cash.
On July 19, 2018, we completed a private placement (the "Initial Private Placement") of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock for gross cash proceeds of $133.0 million (after taking into account a discount of $7.0 million to the initial liquidation preference of the shares of Series A Preferred Stock but before transaction costs associated with the Initial Private Placement). In connection with the Initial Private Placement, we incurred total transaction costs of $4.6 million, including costs incurred on behalf of the purchasers. After deduction of total transaction costs, the net proceeds from the Initial Private Placement were $128.4 million. Substantially all of the $133.0 million of cash proceeds were used to repay and terminate `our former Credit Facility for a total of $132.8 million.

The holders of Series A Preferred Stock are entitled to a cash dividend of 10.0% per annum and a payment-in-kind dividend of 3.0% per annum for the first five years following the closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. Assuming no redemptions of the Series A Preferred Stock and no conversions to Common Stock, the following cash and PIK dividends (settled through issuance of additional shares of Series A Preferred Stock), regarding the combined March 2019 Private Placement and Initial Private Placement, are expected to accrue for each year through July 19, 2023 (in thousands):

Year Ending December 31:	Cash	PIK	Total
2019	$14,888	$4,466	$19,354
2020	15,460	4,638	20,098
2021	15,929	4,779	20,708
2022	16,412	4,924	21,336
2023	9,240	2,772	12,012

The March 2019 Private Placement and the Initial Private Placement improved our liquidity and capital resources whereby future cash payments are expected to be limited to annual cash dividends ranging from $14.9 million to $16.4 million over the next four years.

Please refer to Note 5 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further details about the Series A Preferred Stock including (i) mandatory redemption rights, (ii) the security agreement and promissory notes that may become payable pursuant to certain redemption provisions, (iii) rights to convert the Series A Preferred Stock to shares of Common Stock, (iv) registration rights, and (v) voting rights and preferences in liquidation.

Debt

Our debt obligations consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	2019	2018
Note payable to GP Sponsor, net of discount	$1,222	$2,372
Less current maturities	1,222	2,372
Long-term debt, net of current maturities	$—	$—

For additional information about our debt obligations, please refer to Note 4 to our unaudited condensed consolidated financial statement in Part I, Item 1 of this Report.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Net cash provided by (used in):
Operating activities	$6,560	$18,685
Investing activities	(381)	(321)
Financing activities	1,233	(3,935)

Cash Flows Provided by Operating Activities

A key component of our business model requires that customers typically prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities for the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	2019	2018
Net income	$11,824	$3,507
Non-cash expenses and non-operating expenses, net	1,892	18,016
Changes in operating assets and liabilities, net	(7,156)	(2,838)
Net cash provided by operating activities	$6,560	$18,685

For the three months ended March 31, 2019, cash flows provided by operating activities amounted to $6.6 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 1, 2019, included our net income of $11.8 million, as adjusted for non-cash and non-operating expenses totaling $1.9 million and unfavorable changes in operating assets and liabilities of $7.2 million, resulting in net cash provided by operating activities of $6.6 million.

For the three months ended March 31, 2018, cash flows provided by operating activities amounted to $18.7 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2018, included net income of $3.5 million, as adjusted for non-cash expenses totaling $18.5 million for a total of $22.0 million, partially offset by a non-cash gain from change in fair value of embedded derivatives of $0.5 million and changes in working capital of $2.8 million. Non-cash expenses include accretion and amortization expense of $6.0 million, the write-off of DIC of $7.2 million, make-whole applicable premium of $3.1 million, PIK interest expense of $0.9 million, stock-based compensation expense of $0.8 million, and depreciation and amortization expense of $0.5 million. Net changes in working capital used $2.8 million of operating cash flow including (i) a reduction in the deferred insurance settlement liability of $8.0 million, (ii) an increase in accounts receivable of $7.4 million, and (iii) an increase in accounts payable and accrued liabilities of $1.7 million. These decreases which total $17.1 million were partially offset by customer cash collections that resulted in an increase in deferred revenue of $14.0 million and a decrease in prepaid expenses of $0.3 million.

Cash Flows Used in Investing Activities

Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019, capital expenditures consisted of $0.2 million for leasehold improvements and new computer equipment related to our U.S. facilities, and $0.2 million for computer equipment at our foreign locations.

For the three months ended March 31, 2018, capital expenditures of $0.3 million consisted of $0.2 million for new computer equipment at our U.S. facilities, and $0.1 million for computer equipment and software at foreign locations.

Cash Flows from Financing Activities

For the three months ended March 31, 2019, cash provided by financing activities of $1.2 million was primarily attributable to receiving proceeds of $5.8 million from the 2019 SPA transaction, proceeds of $0.8 million from stock option exercises, which were offset, in part, by dividend payments of $3.6 million, payments of $1.2 million on our GP Sponsor loan and payments of $0.3 million related to transaction costs for the 2019 SPA.

For the three months ended March 31, 2018, cash used in financing activities of $3.9 million was primarily attributable to principal payments of $3.0 million under the former Credit Facility, payments of deferred financing costs of $1.0 million, and principal payments under capital lease obligations of $0.1 million. For the three months ended March 31, 2018, the sole source of cash from financing activities consisted of proceeds from the exercise of stock options of $0.2 million.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of March 31, 2019, we had cash and cash equivalents of $7.0 million in our foreign subsidiaries.

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

For the three months ended March 31, 2019, there were no material changes to the critical accounting policies as disclosed in Item 7 of our 2018 Form 10-K.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated approximately 35% and 34% of our revenue from our international business for the three months ended March 31, 2019 and 2018, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of March 31, 2019, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the latest fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

The legal proceedings described in Note 8 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Report”) are incorporated herein by reference. In addition, from time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of judgment, defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in this Item 1.A. Any of these factors could result in a significant or material adverse effect on our business, financial condition, results of operations and cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

A jury trial in Rimini I commenced in September 2015. On October 13, 2015, the jury returned a verdict against us finding that (i) we were liable for innocent copyright infringement, (ii) we and Mr. Ravin were each liable for violating certain state computer access statutes, (iii) Mr. Ravin was not liable for copyright infringement, and (iv) neither we nor Mr. Ravin were liable for inducing breach of contract or intentional interference with prospective economic advantage. The jury determined that the copyright infringement did not cause Oracle to suffer lost profits, that the copyright infringement was not willful, and did not award punitive damages. Following post-trial motions, Oracle was awarded a final judgment of approximately $124.4 million, consisting of copyright infringement damages based on the fair market value license damages theory, damages for violation of certain state computer access statutes, prejudgment interest and attorneys’ fees and costs. In addition, the District Court entered a permanent injunction prohibiting us from using certain processes - including processes adjudicated as infringing at trial - that we ceased using no later than July 2014. We paid the full judgment amount of approximately $124.4 million to Oracle on October 31, 2016 and appealed the case to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) to appeal findings (i) and (ii) above, as well as the injunction and awards of attorneys’ fees, non-taxable expenses, and interest. We argued on appeal that the injunction is vague and contains overly broad language that could be read to cover some of our current business practices that were not adjudicated to be infringing at trial, and the injunction should not have been issued under applicable law. On December 6, 2016, the Court of Appeals granted our emergency motion for a stay of the injunction pending resolution of the underlying appeal, and it agreed to consider the appeal on an expedited basis. The Court of Appeals heard argument on July 13, 2017.

On January 8, 2018, the Court of Appeals reversed certain awards totaling $50.3 million made in Oracle’s favor during and after our 2015 jury trial in Rimini I and vacated and remanded others, including the injunction that had previously been stayed by the Court of Appeals on December 6, 2016. The Court of Appeals reversed awards that we previously paid as part of the $124.4 million judgment, consisting of an award under state computer access statutes and taxable expenses and interest totaling $21.3 million, Oracle’s attorneys’ fees of $28.5 million (that was subsequently remanded to the District Court), and post-judgment interest of $0.5 million. Although the Court of Appeals affirmed the finding of infringement against us (which the jury had found to be “innocent” infringement) for the processes that we ceased using no later than July 2014, it stated in the opinion that we “provided third-party support for Oracle’s enterprise software, in lawful competition with Oracle’s direct maintenance services”. The Court of Appeals also vacated and remanded the injunction originally ordered by the District Court. As mandated by the Court of Appeals, on March 30, 2018 Oracle paid us $21.5 million for the reversal of the award under state computer access statutes and taxable expenses and interest totaling $21.3 million, and post-judgment interest of $0.2 million. Additionally, by stipulation of the parties, in May 2018, Oracle deposited $28.5 million into an escrow account with the District Court pending a decision by the District Court on the remanded attorneys’ fee award.

On August 14, 2018, the District Court (i) imposed an injunction that was substantially identical to the injunction that the Court of Appeals had vacated in January 2018, and (ii) ordered the return to Oracle of the $28.5 million attorneys’ fee award deposited in the escrow account deposited by Oracle with the District Court in May 2018.

On August 16, 2018, we filed a notice of appeal of the District Court’s renewed injunction and its decision to return the $28.5 million attorneys' fee award Oracle. We also filed in the District Court a motion to stay the injunction pending appeal. On September 11, 2018, the District Court denied the motion, but granted a temporary 60-day stay for the Company to obtain a stay with the Court of Appeals. On November 5, 2018, the Court of Appeals denied our motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of our appeal, and it confirmed the briefing schedule for the appeal. We intend to continue pursuing our appeal of the injunction and the attorneys’ fee award. The briefing on our appeal to the Court of Appeals was completed on March 14, 2019, and a hearing on our appeal is tentatively scheduled for July 12, 2019.

As a result, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (as defined below) and that have not been found to be infringing. Briefing on our appeal to the Court of Appeals is expected to be completed in early 2019, and a hearing on our appeal will likely be scheduled for early July 2019. We believe that we are in compliance with the terms of the injunction insofar as they are comprehensible and within the scope of the judgment in Rimini I. On February 27, 2019, Oracle filed a motion to reopen discovery in Rimini I and a motion to modify the protective order in Rimini II to permit Oracle to use discovery from Rimini II in Rimini I, in a purported effort to investigate whether we are complying with the injunction. On April 4, 2019, the District Court granted Oracle’s motion to reopen discovery in Rimini I. We cannot predict whether our appeal will be successful.

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

In January 2018, we filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, we asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the District Court set the interest rate using a date that precedes the filing of Oracle's complaint, which resulted in an additional approximate amount of $20.2 million cost paid by us in October 2016. Second, we asked the Court of Appeals to rehear the award of non-taxable expenses, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the Supreme Court of the United States (“the U.S. Supreme Court”) and resulted in us paying approximately $12.8 million that we would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, we filed a petition for writ of certiorari in the U.S. Supreme Court appealing the decision of the Court of Appeals on the non-taxable expenses issue. On September 27, 2018, the U.S. Supreme Court granted our petition for a writ of certiorari. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses (plus interest) that we had previously paid to Oracle. As mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (non-taxable expenses of $12.8 million plus post-judgment interest income of $0.2 million). See Note 8 of the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that our revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I but limited to clients not addressed in Rimini I, and (ii) new allegations that our revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, we filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code § 17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss our amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code § 17200 et seq. On February 14, 2017, we filed our answer and motion to dismiss Oracle’s third amended counterclaims. On March 7, 2017, Oracle filed a motion to strike our copyright misuse affirmative defense. By stipulation of the parties, the District Court granted our motion to file our third amended complaint to add claims arising from Oracle’s purported revocation of our access to its support websites on behalf of our clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss our third amended complaint on May 30, 2017, our opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the Court issued an order granting in part and denying in part our motion to dismiss Oracle’s third amended counterclaims. The Court granted our motion to dismiss Oracle’s intentional interference with prospective economic advantage and unjust enrichment counterclaims. On October 5, 2017, Oracle filed a motion for reconsideration of the Court’s September 22, 2017 Order. We filed our opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the Court issued an order granting in part and denying in part Oracle’s motion to dismiss our third amended complaint.

The Court granted Oracle’s motion to dismiss as to our third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The Court denied Oracle’s motion as to our causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS § 598.0915(8) and unfair competition. On November 17, 2017, the Court denied Oracle’s motion for reconsideration of the Court’s September 22, 2017 Order. On June 5, 2018, the Court denied our motion for reconsideration of the Court’s November 7, 2017 Order.

Fact discovery with respect to the above action substantially ended in March 2018, and expert discovery ended in September 2018. Briefing on the parties’ motions for summary judgment was completed in December 2018, and we wait the District Court’s ruling on those motions. There is currently no trial date scheduled, and we do not expect a trial to occur in this matter earlier than 2021, but the trial could occur earlier or later than that. At this time, we do not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by us in connection with our claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter.

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

See the section titled “Business-Legal Proceedings” in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 14, 2019, and Note 8 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

Subject to the final outcome of the appeals, during 2016 we paid the Rimini I final judgment of $124.4 million in full, in March 2018 recovered $21.3 million plus $0.2 million of post-judgment interest, and in April 2019, recovered $13.0 million (non-taxable expenses of $12.8 million plus post-judgment interest income of $0.2 million). Any additional recovery of any part of the judgment will depend on the outcome of the appeals. As long as the permanent injunction is still in place in Rimini I, we estimate it will cost us between 1% and 2% of revenue to further modify our support processes to comply with the terms of the injunction as ordered by the District Court. In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended March 31, 2019, approximately 69% of our total revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for just PeopleSoft software was approximately 17% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation and Rimini I appeal. Should Oracle prevail on its claims in Rimini II or should an injunction be entered in the future in either litigation, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our ongoing litigation with Oracle presents challenges for growing our business.

We have experienced challenges growing our business as a result of our ongoing litigation with Oracle. Many of our existing and prospective clients have expressed concerns regarding our ongoing litigation and, in some cases, have been subjected to subpoenas, depositions and various negative communications by Oracle in connection with the litigation. We have experienced in the past, and may continue to experience in the future, volatility and slowness in acquiring new clients, as well as clients not renewing their agreements with us, due to these challenges relating to our ongoing litigation with Oracle. Further, certain of our prospective and existing clients may be subject to additional subpoenas, depositions and negative communications from software vendors. We have taken steps to minimize disruptions to our existing and prospective clients regarding the litigation, but we continue to face challenges growing our business while the litigation remains ongoing. In certain cases, we have agreed to pay certain liquidated damages to our clients if we are no longer able to provide services to these clients, and/or reimburse our clients and our former lenders for their reasonable legal fees incurred in connection with any litigation-related subpoenas and depositions or to provide certain client indemnification or termination rights if any outcome of litigation results in our inability to continue providing any of the paid-for services. In addition, we believe the length of our sales cycle is longer than it otherwise would be due to prospective client diligence on possible effects of the Oracle litigation on our business. We cannot assure you that we will continue to overcome the challenges we face as a result of the litigation and continue to renew existing clients or secure new clients.

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

We have received a federal grand jury inquiry directing delivery of certain documents relating to our operations. If such inquiry leads to legal proceedings against us or any of our employees or members of our Board of Directors, we would incur legal costs and may potentially suffer an adverse outcome negatively affecting our business and financial results.

On March 2, 2018, we received a subpoena directing us to produce to a federal grand jury certain communications and documents relating to our support for certain software systems and certain related operational practices. We are cooperating with the governmental inquiry but cannot predict its ultimate resolution. Responding to the subpoena has caused us to incur substantial legal costs to date, and we will continue to incur legal costs until this inquiry is complete. A governmental inquiry and any legal proceedings instituted involving us, if any, from such inquiry, would require us to incur further legal costs, and if adversely determined, may ultimately result in the imposition of fines or other penalties. The mere fact of a grand jury inquiry regardless of merit or outcome could have a negative impact on our future revenue, revenue growth, client acquisition and retention, and our prospects to obtain new or alternative financing. Any such resulting material costs and expenses or other penalties could have a material adverse effect on our financial condition and results of operations.

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

While we had net income of $11.8 million for the three months ended March 31, 2019, we incurred a net loss of $68.0 million for the year ended December 31, 2018. As of March 31, 2019, we had an accumulated deficit of $360.5 million. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our revenue grew from $59.8 million for the three months ended March 31, 2018 to $66.3 million for the three months ended March 31, 2019, representing a quarter over quarter increase of 11%. Our revenue grew from $49.1 million for the three months ended March 31, 2017 to $59.8 million for the three months ended March 31, 2018, representing a quarter over quarter increase of 22%. The quarter over quarter decline in our revenue growth rates was due in part to covenants of our former Credit Facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and the first half of 2018. In addition, beginning in the second quarter of 2017 and continuing through 2018, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

Our former Credit Facility, which was repaid and terminated in July 2018, included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and 2018. An October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first half of 2018. Due to the termination of the Credit Facility on July 19, 2018, we are no longer subject to restrictions related to our sales and marketing spending. However, even though we have increased our sales and marketing spending over the past year, it can take several quarters before these efforts translate to improved revenue growth rates. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain actions by our competitors. As a result, our quarter over quarter growth in revenue has decreased over time from approximately 22% for the first quarter of 2018 to 11% for the first quarter of 2019. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 11% for the first quarter of 2019 versus the comparable quarter in 2018 is expected to result in relatively lower revenue growth rates at least through 2019 or longer if our investment in sales and marketing does not result in increased sales activity.

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,080 as of December 31, 2018 to over 1,110 as of March 31, 2019. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $20.3 million for the three months ended March 31, 2018 to $23.4 million for the three months ended March 31, 2019, an increase of $3.1 million or 15%. We currently have subsidiaries outside of the United States in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We expect to continue to have such reporting status until end of 2020, although circumstances could cause us to lose that status before that time. These circumstances include if the market value of our Common Stock held by non-affiliates exceeds $700 million as of June 30, 2019, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the market prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of

1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

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

With respect to controls over revenue accounting procedures, we intend to continue to work on automating our processes, especially around the new FASB revenue accounting standard, as well as to continue to enhance our review processes around new and renewal contracts. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting when we cease qualifying as an “emerging growth company” pursuant to the JOBS Act. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.  For further information regarding our controls and procedures, see Part I, Item 4 of this Report.

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

While a specified minimum number of shares of Series A Preferred Stock or, if applicable, principal amount of Convertible Notes remain outstanding, holders owning a majority of the then outstanding shares of Series A Preferred Stock or principal outstanding under the Convertible Notes must consent to the issuance of debt other than “permitted indebtedness” which means (i) unsecured indebtedness, (ii) indebtedness classified and accounted for as capital leases in an aggregate amount not to exceed $3.5 million at any time outstanding, (iii) indebtedness with respect to credit cards and similar services or in respect of guarantees to customers or suppliers in the ordinary course of business, (iv) secured indebtedness assumed when a person becomes our subsidiary, provided that such secured indebtedness was not incurred in contemplation of such acquisition, merger or consolidation, such liens do not attach to our assets other than the assets subject to such lien at the time of the transaction, and in any event does not exceed $3.0 million at any time outstanding, and (v) indebtedness secured by a lien not to exceed $1.0 million at any time outstanding, which (i) through (v) in the aggregate may not exceed the greater of (x) $20.0 million or (y) 5% of U.S. GAAP revenue (calculated on a quarterly basis as set forth in our annual report on Form 10-K or our quarterly reports on Form 10-Q, as applicable), for the 12 month period ending at the quarter-end immediately prior to the incurrence of such indebtedness.

The Convertible Notes contain customary covenants, including among others, a prohibition on the disposal (by merger, consolidation, liquidation or otherwise) of all or any part of our business, assets or property, subject to certain exceptions (i.e., sales of inventory in the ordinary course of business, non-exclusive licenses, etc.), and from the date upon which there is a redemption event causing redemption obligations to become principal under the Convertible Notes, restrictions on our ability to make certain payments with respect to its capital stock, subordinated and unsecured indebtedness and, at the option of a holder of a Convertible Note, requirements to deliver certain financial information to the holders at specified intervals, among others.

Upon the occurrence of an event of default under the Convertible Notes, the Noteholders would have the right to accelerate all of our obligations under the Convertible Notes, which obligations will immediately become due and payable. If such acceleration occurs prior to July 19, 2021, the Noteholders will also be entitled to a make-whole premium that provides full yield maintenance as if the Convertible Notes were held for a full three years.

The terms of the Convertible Notes may impact our alternatives to finance its business, which could limit its ability to fund its growth. Further, full acceleration of the Convertible Notes may occur at a time when we are unable to pay all obligations, and thus subjecting us to the risk of liquidation or bankruptcy if such acceleration occurs.

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

Based on the number of shares of Common Stock and convertible Series A Preferred Stock outstanding as of March 31, 2019, ten of our stockholders have aggregate voting power of 84.8% of our outstanding capital stock. As of March 31, 2019, on an as-converted basis, (i) approximately 32.0% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 16.6% of our outstanding voting capital stock is beneficially owned by Seth Ravin, our Chief Executive Officer, (iii) approximately 9.8% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., (iv) approximately 6.4% of our outstanding voting capital stock is owned by Thomas Shay, our former Senior Vice President, Global Operations, who retired from the Company in early February 2019, and (v) six other holders of our Series A Preferred Stock have aggregate voting power representing approximately 20.1% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as in-kind dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 59.5% as of March 31, 2019.

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

We are obligated to register for resale the shares of Common Stock issued in the Initial Private Placement and the March 2019 Private Placement and the shares of Common Stock issuable upon conversion of, or issued as dividends upon, the Series A Preferred Stock or Convertible Notes, and are obligated to take certain actions to facilitate the transfer and sale of such shares. Upon such registration, the shares of Common Stock became freely salable. Additional shares of Series A Preferred Stock are authorized for issuance and may be issued in the future, subject to substantively similar rights. The Common Stock issuable upon conversion of our Series A Preferred Stock may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens, the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market, or the perception that such sales might occur, will only further decrease the share price. If the share volume of our Common Stock cannot absorb converted shares sold by the holders of the Series A Preferred Stock, then the value of our Common Stock will likely decrease.

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

Each share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 14.8 million shares of Common Stock as of March 31, 2019 for the Series A Preferred Stock and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a payment-in-kind dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A Preferred Stock into Common Stock after July 19, 2021 if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

The DGCL and our certificate of incorporation and bylaws and certificate of designations of our Series A Preferred Stock contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws, and Delaware General Corporation Law (the "DGCL"), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

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

Any provision of our certificate of incorporation, bylaws or DGCL that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our Common Stock.

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

Further, the holders of our Series A Preferred Stock also have redemption rights upon the occurrence of certain events upon which obligations in respect of the Series A Preferred Stock become principal amounts under the Convertible Notes. Specifically, the Series A Preferred Stock is mandatorily redeemable, upon the election by the holders of a majority of the then-outstanding shares of Series A Preferred Stock, on or after July 19, 2023 at a redemption price per share equal to the sum of (i) the Liquidation Preference per share plus (ii) an amount per share equal to accrued but unpaid dividends not previously added to the Liquidation Preference on such share of Series A Preferred Stock (the “Redemption Amount”). Any and all then-outstanding liquidation value of the Series A Preferred Stock plus any capitalized or unpaid accrued Dividends not previously included in the Liquidation Preference (the “Redemption Amount”) will be repaid in full in cash on such redemption date or satisfied in the form of obligations under the Convertible Notes issued concurrently with the issuance of the Series A Preferred Stock to collateralize amounts, if any, that may become payable by us pursuant to certain redemption provisions of the shares of Series A Preferred Stock. The Series A Preferred Stock will also become mandatorily redeemable by the holders at any time upon the reasonable determination of the holders of a majority of the Series A Preferred Stock then outstanding of the occurrence of a Material Adverse Effect or upon a Material Litigation Effect (as such terms are defined in the Certificate of Designations for the Series A Preferred Stock), with the Redemption Amounts automatically becoming payment obligations pursuant to the Convertible Notes with a concurrent cancellation of the shares of the Series A Preferred Stock.

Finally, prior to or on July 19, 2021, we will have the right to redeem up to $80.0 million of shares of the Series A Preferred Stock for cash amounts equal to the Redemption Amount which would include a make-whole premium that provides the holders thereof with full yield maintenance as if the Series A Preferred Stock was held for three years after the initial issuance of the Series A Preferred Stock, subject to certain conditions and limitations. After such time, we will have the right to redeem shares of Series A Preferred Stock for a cash per share amount equal to the Redemption Amount subject to certain conditions.

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

Under the DGCL, our Board of Directors may only declare and pay cash dividends on shares of our capital stock out of our statutory “surplus” (which is the amount equal to total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year. However, even if we are permitted under Delaware law to declare and pay Cash Dividends on the Series A Preferred Stock, we may not have sufficient cash to declare and pay Dividends in cash on the shares of Series A Preferred Stock or pay the Redemption Amounts due upon the occurrence of certain redemption events, causing there to be outstanding obligations under the Convertible Notes. The Convertible Notes contain customary restrictions on our ability to, among other things, make certain restricted payments with respect to our capital stock, subordinated indebtedness and unsecured indebtedness, consummate certain mergers, consolidations or dissolutions and make certain dispositions, subject to specific exclusions. The Convertible Notes also include customary obligations in respect of inspection, reporting, preservation of the security interest and indemnification.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no reportable unregistered shares of the Company's securities other than as reported in the Company’s Current Report on Form 8-K filed on March 12, 2019.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1*	Securities Purchase Agreement dated March 7, 2019	8-K/A	001-37397	10.1	March 12, 2019
10.2*	Registration Rights Agreement, dated March 7, 2019	8-K/A	001-37397	10.2	March 12, 2019
10.3*	Form of Convertible Secured Promissory Note	8-K/A	001-37397	10.3	March 12, 2019
10.4*	First Amendment to Security Agreement, dated March 7, 2019	8-K/A	001-37397	10.4	March 12, 2019
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2†	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1†	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2†	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
____________________
* Previously filed and incorporated herein by reference.
† Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: May 9, 2019	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Thomas B. Sabol
Name: Thomas B. Sabol
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)