Form 10-Q
period 2019-06-30
Rimini Street, Inc.
filed 2019-08-08
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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
Yes ☐ No ☑
The registrant had approximately 66,533,000 shares of its $0.0001 par value common stock outstanding as of August 6, 2019.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$49,847	$24,771
Restricted cash	436	435
Accounts receivable, net of allowance of $503 and $489, respectively	71,423	80,599
Prepaid expenses and other	11,470	7,099
Total current assets	133,176	112,904
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $9,525 and $8,543, respectively	3,793	3,634
Deposits and other	1,769	1,438
Deferred income taxes, net	987	909
Total assets	$139,725	$118,885
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$—	$2,372
Accounts payable	3,509	12,851
Accrued compensation, benefits and commissions	21,860	22,503
Other accrued liabilities	21,700	20,424
Deferred revenue	190,914	180,358
Total current liabilities	237,983	238,508
Long-term liabilities:
Deferred revenue	28,637	28,898
Accrued PIK dividends payable	1,115	1,056
Other long-term liabilities	2,181	2,011
Total liabilities	269,916	270,473
Commitments and contingencies (Note 8)
Redeemable Series A Preferred Stock:
Authorized 180 shares; issued and outstanding 153 shares and 141 shares as of June 30, 2019 and December 31, 2018, respectively. Liquidation preference of $152,967, net of discount for $26,955 and $140,846, net of discount for $26,848, as of June 30, 2019 and December 31, 2018, respectively.	126,012	113,998
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 66,387 and 64,193 shares as of June 30, 2019 and December 31, 2018, respectively	7	6
Additional paid-in capital	101,887	108,347
Accumulated other comprehensive loss	(1,636)	(1,567)
Accumulated deficit	(356,461)	(372,372)
Total stockholders' deficit	(256,203)	(265,586)
Total liabilities, redeemable preferred stock and stockholders' deficit	$139,725	$118,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$67,956	$62,649	$134,216	$122,454
Cost of revenue	25,034	26,084	48,871	49,625
Gross profit	42,922	36,565	85,345	72,829
Operating expenses:
Sales and marketing	26,345	23,097	49,721	43,304
General and administrative	11,266	10,324	23,690	21,129
Litigation costs and related recoveries:
Professional fees and other defense costs of litigation	444	9,113	2,485	18,012
Litigation appeal refunds	—	—	(12,775)	(21,285)
Insurance costs and recoveries, net	(300)	—	4,339	(7,583)
Litigation costs and related recoveries, net	144	9,113	(5,951)	(10,856)
Total operating expenses	37,755	42,534	67,460	53,577
Operating income (loss)	5,167	(5,969)	17,885	19,252
Non-operating expenses:
Interest expense	(116)	(9,323)	(348)	(22,732)
Other debt financing expenses	—	(1,339)	—	(9,956)
Loss from change in fair value of embedded derivatives	—	(6,700)	—	(6,200)
Other expense, net	(343)	(1,568)	(300)	(1,240)
Income (loss) before income taxes	4,708	(24,899)	17,237	(20,876)
Income tax expense	(621)	(547)	(1,326)	(1,063)
Net income (loss)	4,087	(25,446)	15,911	(21,939)
Other comprehensive loss:
Foreign currency translation loss	(70)	(315)	(69)	(352)
Comprehensive income (loss)	$4,017	$(25,761)	$15,842	$(22,291)

Net income (loss) attributable to common stockholders	$(2,233)	$(25,446)	$2,906	$(21,939)

Net earnings (loss) per share attributable to common stockholders:
Basic	$(0.03)	$(0.43)	$0.04	$(0.37)
Diluted	$(0.03)	$(0.43)	$0.04	$(0.37)
Weighted average number of shares of Common Stock outstanding:
Basic	65,535	59,800	65,080	59,534
Diluted	65,535	59,800	69,202	59,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock, Shares
Beginning of period	65,242	59,440	64,193	59,314
Exercise of stock options for cash	1,018	565	1,685	691
Restricted stock units vested	19	—	157	—
Issuance of Common Stock in Private Placement, net	73	—	207	—
Issuance of Common Stock	35	—	145	—
End of period	66,387	60,005	66,387	60,005

Total Stockholders' Deficit, beginning of period	$(256,652)	$(205,811)	$(265,586)	$(210,301)
Common Stock, Amount
Beginning of period	7	6	6	6
Exercise of stock options for cash	—	—	1	—
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in Private Placement, net	—	—	—	—
Issuance of Common Stock	—	—	—	—
End of period	7	6	7	6
Additional Paid-in Capital
Beginning of period	105,455	95,987	108,347	94,967
Stock based compensation expense	1,052	1,098	2,208	1,965
Exercise of stock options for cash	1,186	578	1,968	731
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in Private Placement, net	332	—	934	—
Issuance of Common Stock	182	—	780	—
Accretion of discount on Series A Preferred Stock	(1,449)	—	(2,808)	—
Accrued dividends on Series Preferred Stock:
Payable in cash	(3,747)	—	(7,340)	—
Payable in kind	(1,124)	—	(2,202)	—
End of period	101,887	97,663	101,887	97,663
Accumulated Other Comprehensive Loss
Beginning of period	(1,566)	(904)	(1,567)	(867)
Foreign currency loss	(70)	(315)	(69)	(352)
End of period	(1,636)	(1,219)	(1,636)	(1,219)
Accumulated Deficit
Beginning of period	(360,548)	(300,900)	(372,372)	(304,407)
Net income (loss)	4,087	(25,446)	15,911	(21,939)
End of period	(356,461)	(326,346)	(356,461)	(326,346)
Total Stockholders' Deficit, end of period	$(256,203)	$(229,896)	$(256,203)	$(229,896)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,911	$(21,939)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	185	11,652
Write-off of debt discount and issuance costs	—	7,169
Gain from change in fair value of embedded derivatives	—	6,200
Stock-based compensation expense	2,208	1,965
Paid-in-kind interest expense	—	1,724
Depreciation and amortization	966	950
Deferred income taxes	(74)	(249)
Make-whole applicable premium included in interest expense	—	3,103
Other	141	704
Changes in operating assets and liabilities:
Accounts receivable	9,225	(349)
Prepaid expenses, deposits and other	(4,591)	(600)
Accounts payable	(9,364)	737
Accrued compensation, benefits, commissions and other liabilities	150	4,392
Deferred insurance settlement	—	(8,033)
Deferred revenue	10,228	19,765
Net cash provided by operating activities	24,985	27,191
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(641)	(493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series A Preferred Stock and Common Stock	9,110	—
Principal payments on borrowings	(2,555)	(25,932)
Payments for deferred offering and financing costs	(452)	(1,681)
Make-whole applicable premium related to prepayment of borrowings	—	(3,103)
Payments of cash dividends on Series A Preferred Stock	(7,127)	—
Principal payments on capital leases	(281)	(342)
Proceeds from exercise of employee stock options	1,969	731
Net cash provided by (used in) financing activities	664	(30,327)
Effect of foreign currency translation changes	69	(911)
Net change in cash, cash equivalents and restricted cash	25,077	(4,540)
Cash, cash equivalents and restricted cash at beginning of period	25,206	40,027
Cash, cash equivalents and restricted cash at end of period	$50,283	$35,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$183	$10,316
Cash paid for income taxes	1,056	773
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares issued in Private Placements:
Fair value of 207 shares of Common Stock issued for no consideration regarding Private Placements	$1,098	$—
Original issuance discount on Series A Preferred Stock	500	—
Transaction costs	390	—
Issuance of 120 shares of Common Stock for consent regarding Private Placement	638	—
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$3,747	$—
Accrued PIK dividends	1,124	—
Accretion of discount on Series A Preferred Stock	2,808	—
Issuance of Series A Preferred Stock for PIK dividends	2,121	—

Adjustment for updated calculation of mandatory trigger event exit fees	$—	$3,952
Purchase of equipment under capital lease obligations	213	126
Increase in payables for:
Deferred offering costs	$—	$1,514
Capital expenditures	281	102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Rimini Street, Inc. (“the Company”) is a global provider of enterprise software support services. The Company’s subscription-based software support products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products and services offered by enterprise software vendors.

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

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2018 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2019, and operating results for both the three and six months ended June 30, 2019 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2019.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of June 30, 2019, the Company’s current liabilities exceeded its current assets by $104.8 million, and the Company earned net income of $4.1 million for the three months ended June 30, 2019. As of June 30, 2019, the Company had available cash, cash equivalents and restricted cash of $50.3 million. As of June 30, 2019, the Company's current liabilities included $190.9 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its customers was approximately 37% of the related deferred revenue for the three months ended June 30, 2019.

As discussed in Note 5, the Company completed a third private placement on June 20, 2019, which provided additional net proceeds of $3.0 million from the sale of 3,500 shares of 13.00% Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and 72,414 shares of Common Stock. On March 7, 2019, the Company had completed a second private placement, which provided additional net cash proceeds of $5.0 million from the sale of 6,500 shares of the Series A Preferred Stock and 134,483 shares of Common Stock. In 2018, the Company had previously refinanced and repaid its Credit Facility (defined below) on July 19, 2018 through aggregate cash payments of $132.8 million that resulted in the termination of the Credit Facility. These cash payments were funded from the Initial Private Placement (defined below) discussed in Note 5 that resulted in cash proceeds of $133.0 million from the sale of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock.

These refinancing arrangements are expected to improve the Company’s liquidity and capital resources whereby cash dividends are payable at 10.0% per annum that will result in quarterly cash dividends ranging from $3.7 million to $4.3 million over the initial 5-year period beginning on the issuance date assuming all shares of Series A Preferred Stock remain outstanding, and thereafter, if not previously redeemed or converted, cash dividends will be payable at 13.0% per annum.

Additionally, as discussed in Note 4, the Company repaid the $1.2 million note payable to GPIC, Ltd. (“GP Sponsor”) during the second quarter of 2019, and is obligated to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $6.1 million. The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, accounts receivable, valuation assumptions for stock options, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation may be affected.

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the first quarter of fiscal year 2019:

In May 2017, the FASB issued ASU No. 2017-9, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications of share-based payment awards but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This standard did not have a material impact for the Company during the three and six months ended June 30, 2019.

In August 2018, the SEC adopted a final rule that extends the current annual requirement to disclose changes in stockholders’ equity to interim periods and also requires interim disclosure of dividends per share for each class of shares (including the Company’s Series A Preferred Stock). These disclosure provisions became effective beginning in the first quarter of 2019, whereby the Company is required to disclose changes in stockholders’ deficit for the current and comparative fiscal quarters as well as the current and comparative year-to-date periods presented in interim condensed consolidated financial statements. The Company has provided an unaudited condensed consolidated statement of stockholders' deficit for the three and six months ended June 30, 2019 and 2018.

The following accounting standards are not yet effective; Management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for two transition methods: (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption date. The Company currently intends to adopt this standard using the full retrospective method. Due to the Company’s emerging growth company status and certain elections made, the new standard is effective for the Company in fiscal year 2019. As an emerging growth company for interim reporting purposes, we can elect to initially apply the standard either in the year of adoption or in the subsequent year. The Company has elected to adopt the standard for interim reporting purposes beginning in the first quarter of fiscal 2020. As a result of this election, fiscal year 2019 interim periods will continue to be reported under legacy GAAP while full year 2019 results will be reported under the new standard.

We have made significant progress in our analysis of how the standard will impact our revenue, but we have not completed our evaluation and therefore the full impact upon adoption of this standard is not known and cannot be reasonably estimated. Based on our preliminary evaluation to date, we believe that the primary change will be the accelerated timing of revenue recognition for certain contracts due to the removal of the current limitation associated with revenue contingent upon the future delivery of support services. In addition, we expect to capitalize costs incurred to obtain new client contracts, which is primarily comprised of sales commissions. Such costs, which are expensed as

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

incurred under the current standard, will be capitalized and amortized over their estimated useful lives under the new standard. We will complete our evaluation during fiscal year 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires organizations that lease assets (“lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Under the new standard, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by management, will also be required. The standard will be effective for the Company beginning in the first quarter of fiscal 2020. Early adoption is permitted, and the new standard was initially required to be adopted retrospectively to each prior reporting period presented upon initial adoption. However, in July 2018 the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company is still evaluating which transition approach will be implemented upon its adoption of ASU No. 2016-02.

NOTE 3 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

As of June 30, 2019 and December 31, 2018, other accrued liabilities consist of the following (in thousands):

	2019	2018
Accrued sales and other taxes	$4,445	$5,687
Accrued professional fees	6,557	7,035
Accrued dividends on Redeemable Series A Preferred Stock	3,756	3,521
Current maturities of capital lease obligations	278	387
Income taxes payable	802	767
Other accrued expenses	5,862	3,027
Total other accrued liabilities	$21,700	$20,424

Other accrued expenses includes amount due to an insurance company as a result of the U.S. Supreme Court decision, which is described in Note 8.

NOTE 4 — DEBT

Debt is presented net of debt discounts and issuance costs (“DDIC”) in the Company’s balance sheets. As of June 30, 2019 and December 31, 2018, the net carrying value and balance sheet classification of debt is summarized as follows (in thousands):

	2019	2018
Note payable to GP Sponsor, net of DDIC	$—	$2,372
Less current maturities	—	2,372
Long-term debt, net of current maturities	$—	$—

For purposes of classifying current maturities of long-term debt in the Company’s balance sheets, none of the discount is attributed to the current portion until the maturity date is less than one year from the balance sheet date. As discussed below, the Company has repaid the related party note payable to GP Sponsor during the second quarter of 2019. Also discussed below, the Company repaid in full and terminated its former Credit Facility on July 19, 2018.

Related Party Note Payable

Upon consummation of the merger with GP Investments Acquisition Corp. ("GPIA") in May 2017, an outstanding note payable to GP Sponsor with an initial face amount of approximately $3.0 million was assumed by the Company. This note was originally non-interest bearing and was not due and payable until the outstanding principal balance under the former Credit Facility was less than $95.0 million. At the inception of this note, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the Credit Facility. Interest was initially imputed under this note payable at the rate of 15.0% per annum. The net carrying value of this note payable was $2.1 million as of December 31, 2017, and the Company recognized

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accretion expense of $0.2 million and $0.4 million for the three months and six months ended June 30, 2018, respectively. This note payable was amended twice in 2018 which resulted in further changes to the effective interest rate.

The second amendment to the loan agreement was effective on December 21, 2018, and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as DDIC that was being accreted through the maturity date. In addition, the second amendment provided for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The Company made principal and interest payments totaling $1.3 million and $2.7 million during the three months and six months ended June 30, 2019, respectively. The effective interest rate for accretion of DDIC was 26.4% for the period from December 21, 2018 through June 28, 2019. The note was paid off on June 28, 2019.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual principal and exit fees:
Principal balance	$102,576
Mandatory trigger event exit fees	13,624
Mandatory consulting	2,000
Subtotal	118,200
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,073
Total cash termination payments	$132,830

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Credit Facility:
Interest expense at 12.0%	$—	$3,156	$—	$6,882
PIK interest at 3.0%	—	793	—	1,724
Accretion expense for funded debt	—	5,181	—	10,599
Make-whole applicable premium	—	—	—	3,103
Accretion expense for GP Sponsor note payable	57	160	185	367
Interest on other borrowings	59	33	163	57
Total interest expense	$116	$9,323	$348	$22,732

Other Debt Financing Expenses

The components of other debt financing expenses are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Write-off of DDIC related to Credit Facility	$—	$—	$—	$7,169
Collateral monitoring fees	—	659	—	1,435
Amortization of DDIC related to unfunded debt	—	343	—	686
Unused line fees	—	223	—	439
Amortization of prepaid agent fees and other	—	114	—	227
Total other debt financing fees	$—	$1,339	$—	$9,956

NOTE 5 — REDEEMABLE SERIES A PREFERRED STOCK

June 2019 Securities Purchase Agreement
On June 20, 2019, the Company entered into a securities purchase agreement (the "June 2019 SPA") with accredited investors for a private placement (the “June 2019 Private Placement”) of (i) 3,500 shares of Series A Preferred Stock, (ii) 72,414 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of the Series A Preferred Stock were authorized pursuant to the CoD (as defined below) and are subject to the provisions set forth in

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

an amended Security Agreement (as defined below), a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement (as defined below) entered into connection with the 2018 Securities Purchase Agreement discussed below. The accredited investors in the June 2019 Private Placement are not affiliated with the accredited investors in the March 2019 Private Placement (as defined below) or the Initial Private Placement.
The aggregate cash proceeds from the June 2019 Private Placement were $3.3 million in cash (after a 5.0% discount or $0.2 million). The net proceeds were approximately $3.0 million after estimated transaction costs payable by the Company of $0.3 million. The transaction costs consisted of 35,000 shares of Common Stock issued to the existing holders of the Series A Preferred Stock for their consent at a cost of approximately $0.2 million and direct transaction costs of approximately $0.2 million related to professional fees of the investors, existing holders of Series A Preferred Stock and the Company. The net proceeds were allocated based on their relative fair values at issuance of the Series A Preferred Stock and the Common Stock. The allocation of the net proceeds from the June 2019 Private Placement are set forth below (dollars in thousands):

	Series A Preferred Stock			Common		Convertible
	Shares	Amount		Stock		Notes	Total
Fair value on June 20, 2019:
Series A Preferred Stock	3,500	$2,997	(1)	$—		$—	$2,997
Common Stock	—	—		376	(2)	—	376
Convertible Notes	—	—		—		—	—
Total	3,500	$2,997		$376		$—	$3,373

Relative fair value allocation on June 20, 2019:
Aggregate cash proceeds on June 20, 2019	3,500	$2,954	(3)	$371	(3)	$—	$3,325
Incremental and direct costs	—	(301)	(4)	(38)	(4)	—	(339)
Net carrying value on June 20, 2019	3,500	$2,653		$333		$—	$2,986

(1)
The liquidation preference for each share of Series A Preferred Stock on the closing date for the June 2019 Private Placement was $1,000 per share for an aggregate liquidation preference of $3.5 million. The estimated fair value of the Series A Preferred Stock was approximately $3.0 million on June 20, 2019, which is the basis for allocation of the net proceeds. Please refer to Note 11 for further discussion of the valuation methodology employed.

(2)	The fair value of the issuance of approximately 72,414 shares of the Common Stock was based on the closing price of $5.19 per share on the date prior to closing of the transaction.

(3)	The aggregate cash proceeds of $3.3 million on June 20, 2019 were allocated pro rata based on the fair value of all consideration issued.

(4)
Incremental and direct costs related to the June 2019 Private Placement were allocated pro rata based on the fair value of all consideration issued. Such costs included the issuance of 35,000 shares of Common Stock to the Initial Private Placement investors in the Series A Preferred Stock for their consent of approximately $0.2 million and financial advisory and professional fees that were incurred of approximately $0.2 million that were either paid or accrued directly by the Company as of June 30, 2019.

March 2019 Securities Purchase Agreement
On March 7, 2019, the Company entered into a securities purchase agreement (the “March 2019 SPA”) with an accredited investor for a private placement (the "March 2019 Private Placement") of (i) 6,500 shares of Series A Preferred Stock, (ii) 134,483 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of Series A Preferred Stock were authorized pursuant to the CoD (as defined below) and are subject to the provisions set forth in an amended Security Agreement (as defined below), a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement (as defined below) entered into in connection with the 2018 Securities Purchase Agreement discussed below. The accredited investor in the March 2019 Private Placement is affiliated with one of the accredited investors in the Initial Private Placement.
The aggregate cash proceeds from the March 2019 Private Placement were $5.8 million in cash (after an 11.0% discount or $0.7 million). The net proceeds were approximately $5.0 million after estimated transaction costs payable by the Company of $0.8 million. The transaction costs consisted of 85,000 shares of Common Stock issued to the existing holders of the Series A Preferred Stock for their consent at a cost of approximately $0.5 million and direct transaction costs of approximately $0.3 million related to due diligence and professional fees. The net proceeds were allocated based on their relative fair values at issuance of the Series A Preferred Stock and the Common Stock. The allocation of the net proceeds from the March 2019 Private Placement are set forth below (dollars in thousands):

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

(1)
The liquidation preference for each share of Series A Preferred Stock on the closing date for the March 2019 Private Placement was $1,000 per share for an aggregate liquidation preference of $6.5 million. The estimated fair value of the Series A Preferred Stock was approximately $5.3 million on March 7, 2019, which is the basis for allocation of the net proceeds. Please refer to Note 11 for further discussion of the valuation methodology employed.

(2)	The fair value of the issuance of approximately 134,483 shares of the Common Stock was based on the closing price of $5.37 per share on the date prior to closing of the transaction.

(3)	The aggregate cash proceeds of $5.8 million on March 7, 2019 were allocated pro rata based on the fair value of all consideration issued.

(4)
Incremental and direct costs related to the March 2019 Private Placement were allocated pro rata based on the fair value of all consideration issued. Such costs included the issuance of 85,000 shares of Common Stock to the Initial Private Placement investors in the Series A Preferred Stock for their consent of approximately $0.5 million and financial advisory and professional fees that were incurred of approximately $0.3 million that were either paid or accrued directly by the Company as of March 31, 2019.

The changes in the net carrying value of Series A Preferred Stock from December 31, 2018 to June 30, 2019, including the June 2019 Private Placement and March 2019 Private Placement, are set forth below (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Net carrying value as of December 31, 2018	140,846	$113,998
Issuance of shares to settle PIK Dividends on January 2, 2019	1,062	1,062
Additional shares issued on March 7, 2019	6,500	4,432
Accretion of discount for the three months ended March 31, 2019	—	1,359
Net carrying value as of March 31, 2019	148,408	120,851
Issuance of shares to settle PIK Dividends on April 1, 2019	1,059	1,059
Additional shares issued on June 20, 2019	3,500	2,653
Accretion of discount for the three months ended June 30, 2019	—	1,449
Net carrying value as of June 30, 2019	152,967	$126,012

The Company plans to use the net proceeds for growth capital, including to fund sales and marketing expenses. For future calculations of earnings applicable to common stockholders, the aggregate discount applicable to the Series A Preferred Stock will be accreted using the effective interest method from the respective issuance dates through July 19, 2023 when the holders of all outstanding shares of Series A Preferred Stock may first elect to redeem their shares for cash.

2018 Securities Purchase Agreement

On July 19, 2018, the closing occurred for a Securities Purchase Agreement (the “2018 SPA”) with several accredited investors (the “Purchasers”) for a private placement (the “Initial Private Placement”) of (i) 140,000 shares of Series A Preferred Stock, (ii) approximately 2.9 million shares of Common Stock, and (iii) convertible secured promissory notes (the “Convertible Notes”), with no principal amount outstanding at issuance that solely collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the Series A Preferred Stock.

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

Agreements Related to Private Placement Transactions

In connection with the completion of the Initial Private Placement, the Company, among other customary closing actions, (i) filed a Certificate of Designations with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “CoD”), (ii) entered into a Registration Rights Agreement with the Purchasers setting forth certain registration rights of the Purchasers (the “Registration Rights Agreement”), (iii) delivered a Convertible Note to each Purchaser, and (iv) entered into a Security Agreement (the “Security Agreement”) in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Promissory Notes if certain redemption provisions of the Series A Preferred Stock are triggered in the future. In connection with both the March 2019 and June 2019 Private Placements, the Company entered into a securities purchase agreement, a Registration Rights Agreement, a First (March 2019) and Second (June 2019) Amendment to the Security Agreement, as well as issued Convertible Notes to each investor, in each case substantially in the same form as entered into by the Company in the Initial Private Placement.

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the Closing and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

As required under the CoD, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the second quarter of 2019 were settled on July 1, 2019 to holders of record on June 16, 2019. Accordingly, the Company accrued a current liability for accrued Cash Dividends through June 30, 2019 for $3.8 million. A long-term liability was recorded for $1.1 million of PIK Dividends that accrued through June 30, 2019, and that were settled through the issuance of 1,115 shares of Series A Preferred Stock on July 1, 2019. Presented below is a summary of total and per share dividends declared through June 30, 2019 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total	Dividends
	Cash	PIK	Dividends	Per Share
Dividends payable as of December 31, 2018	$3,521	$1,056	$4,577	$32.50
Cash Dividends @ 10% per annum	3,593	—	3,593	25.00
PIK Dividends @ 3% per annum	—	1,065	1,065	7.41
Fractional PIK shares settled for cash	13	—	13	0.09
Less dividends settled January 2, 2019	(3,566)	(1,062)	(4,628)	(32.62)
Dividends payable as of March 31, 2019	3,561	1,059	4,620	31.13
Cash Dividends @ 10% per annum	3,747	—	3,747	25.00
PIK Dividends @ 3% per annum	—	1,115	1,115	7.44
Fractional PIK shares settled for cash	9	—	9	0.06
Less dividends settled April 1, 2019	(3,561)	(1,059)	(4,620)	(30.82)
Dividends payable as of June 30, 2019	$3,756	$1,115	$4,871	$31.84

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 15.3 million shares of Common Stock based on 152,967 shares of Series A Preferred Stock outstanding as of June 30, 2019. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

Until approximately 95% of the Series A Preferred Stock or Convertible Notes are no longer outstanding, the Company is restricted from incurring Indebtedness (as defined in the June 2019 SPA, March 2019 SPA and 2018 SPA), subject to certain exceptions.

Registration Rights Agreement

The original Registration Rights Agreement required the Company to register the resale of the shares of Common Stock and Series A Preferred Stock issued pursuant to the 2018 SPA. The Company satisfied such registration requirements in November 2018. The Registration Rights Agreements, entered into in connection with both the March 2019 and June 2019 Private Placements, require the Company to register the resale of the shares of Common Stock and Series A Preferred Stock pursuant to the March 2019 SPA and the June 2019 SPA within 120 days of the respective March 7, 2019 and June 20, 2019 closing dates. The Company satisfied such registration requirements in July 2019. Each such Registration Rights Agreement also includes customary “piggyback” registration rights, suspension rights, indemnification, contribution, and assignment provisions.

NOTE 6—RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

The Company’s stock option plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

“Stock Plans”. For additional information about the Stock Plans, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2018, included in the 2018 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the six months ended June 30, 2019.

Restricted Stock Units

For the six months ended June 30, 2019, the Board of Directors granted restricted stock units (“RSUs”) under the 2013 Plan for an aggregate of approximately 878,000 shares of Common Stock to members of the Board of Directors, officers and employees of the Company. These RSUs vest over periods ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock on the date of grant of $5.23 per share, the aggregate fair value for the shares underlying the RSUs amounted to $4.6 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense of approximately $0.5 million and $0.2 million was recognized for the three months ended June 30, 2019 and 2018, respectively. Compensation expense of approximately $1.0 million and $0.4 million was recognized for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the unrecognized expense of $3.7 million is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 2.2 years.

Stock Options

On February 13, 2019, the Board of Directors authorized an increase of approximately 2.6 million shares available for grant under the 2013 Plan. For the six months ended June 30, 2019, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.5 million shares of Common Stock at an exercise prices that were equal to or greater than the fair market value of the Common Stock on the date of grant. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the six months ended June 30, 2019 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2018	11,904	$4.00	5.1
Granted	525	5.50
Forfeited	(355)	7.80
Expired	(313)	6.83
Exercised	(1,685)	1.17
Outstanding, June 30, 2019 (3)(4)	10,076	4.33	5.1
Vested, June 30, 2019 (3)	8,162	3.70	4.2

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of June 30, 2019, the aggregate intrinsic value of all stock options outstanding was $17.2 million. As of June 30, 2019, the aggregate intrinsic value of vested stock options was $17.1 million.

(4)	The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.2 million shares as of June 30, 2019.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the six months ended June 30, 2019 (in thousands):

Available, December 31, 2018	2,758
Stock options granted	(525)
Restricted stock units granted	(878)
Forfeited options and restricted stock units under Stock Plans	670
Newly authorized by Board of Directors	2,567
Available, June 30, 2019	4,592

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value of approximately 525,000 stock options granted for the six months ended June 30, 2019 amounted to $1.1 million, or $2.10 per share as of the grant date. Fair value was computed using the Black-Scholes-Merton (“BSM”) method and will result in the recognition of compensation cost over the vesting period of the stock options. For the six months ended June 30, 2019, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	35%
Dividend yield	0%
Risk-free interest rate	2.5%
Fair value per common share on date of grant	$5.50

As of June 30, 2019 and December 31, 2018, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $3.1 million and $4.5 million, respectively. As of June 30, 2019, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.8 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$169	$201	$378	$366
Sales and marketing	307	450	648	817
General and administrative	576	447	1,182	782
Total	$1,052	$1,098	$2,208	$1,965

Warrants

As of June 30, 2019, warrants are outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2018, included in the 2018 Form 10-K.

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

For the three months ended June 30, 2019 and 2018, our effective rate was 13.2% and (2.2)%, respectively. For the six months ended June 30 2019 and 2018, our effective tax rate was 7.7% and (5.1)%, respectively. Our income tax expense was attributable to earnings in foreign jurisdictions subject to income taxes. For both the three and six months ended June 30, 2019

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and 2018, no income tax expense was recorded in the United States as a result of historical net operating losses being incurred. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended June 30, 2019 and 2018.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire from August 2019 to February 2025. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended June 30, 2019 and 2018 was $1.5 million and $1.4 million, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $3.0 million and $2.7 million, respectively.

Future minimum lease payments under the non-cancellable operating lease agreements are as follows (in thousands):

12 months ending June 30:
2020	$5,833
2021	5,559
2022	4,965
2023	1,649
2024	498
Thereafter	201
Total	$18,705

Series A Preferred Stock Dividends

In connection with the issuance of Series A Preferred Stock on June 20, 2019, March 7, 2019 and July 19, 2018 as discussed in Note 5, the Company is obligated to pay Cash Dividends and issue additional shares of Series A Preferred Stock in settlement of PIK Dividends. From January 1, 2019 through July 19, 2023 that the Series A Preferred Stock is expected to be outstanding, estimated Cash Dividends and PIK Dividends required to be declared are as follows (in thousands):

Year Ending December 31:	Cash	PIK	Total
2019	$15,075	$4,522	$19,597
2020	15,819	4,746	20,565
2021	16,299	4,890	21,189
2022	16,794	5,038	21,832
2023	9,455	2,837	12,292
Total	$73,442	$22,033	$95,475

Retirement Plan

The Company has a qualified 401(k) plan for all eligible U.S. employees. Employees may contribute up to the statutory maximum, which is set by law each year. The plan also provides for discretionary employer contributions in an amount equal to 100% of each employee’s contribution, not to exceed 4% of eligible compensation. The Company’s matching contribution to the plan totaled $0.6 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively. The Company's matching contribution to the plan totaled $1.3 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

Rimini I Litigation

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 16, 2018, the Company filed a notice of appeal of the District Court’s renewed injunction and its decision to return the $28.5 million attorneys’ fee award to Oracle. The Company also filed in the District Court a motion to stay the injunction pending appeal. On September 11, 2018, the District Court denied the motion, but granted a temporary 60-day stay for the Company to seek a stay with the Court of Appeals. On September 14, 2018, the Company filed a motion with the Court of Appeals, seeking a stay of the permanent injunction pending appeal and requesting a decision before the expiration of the temporary stay entered by the District Court. On November 5, 2018, the Court of Appeals denied the Company’s motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of the Company’s appeal, and it confirmed the briefing schedule for the appeal. The Company is pursuing an appeal of the injunction and the attorneys’ fee award. The Company has incurred additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (described below) and that have not been found to be infringing. Briefing on the appeal to the Court of Appeals was completed on March 14, 2019, and on July 12, 2019, the Court of Appeals heard oral arguments on the appeal. The Company does not expect a ruling from the Court of Appeals until December 2019 or January 2020, but the opinion could be issued before or after these dates.

As long as the injunction is still in place, Oracle may file contempt proceedings against the Company at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe the Company is not in compliance with express terms of the injunction. The Company believes that it is in compliance with the terms of the injunction insofar as they are comprehensible and within the scope of the judgment in Rimini I. On February 27, 2019, Oracle filed in the District Court a motion to reopen discovery in Rimini I and a motion to modify the protective order in Rimini II to permit Oracle to use discovery from Rimini II in Rimini I, in a purported effort to investigate whether the Company is complying with the injunction. On April 4, 2019, the District Court granted Oracle’s motion to reopen discovery in Rimini I, and on May 14, 2019, the District Court granted Oracle’s motion to modify the protective order in Rimini II to permit Oracle to use discovery from that case in Rimini I. Pursuant to the discovery scheduling order issued in Rimini I, Oracle is permitted to conduct limited discovery regarding Rimini’s compliance with the injunction. Discovery is set to close on October 8, 2019, and the deadline for Oracle to file an order to show cause for contempt is October 20, 2019.

Petition for Rehearing En Banc and Appeal to the United States Supreme Court
In January 2018, the Company filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, the Company asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the District Court set the interest rate using a date that precedes the filing of Oracle's complaint, which resulted in an additional judgment amount of approximately $20.2 million that was paid by the Company to Oracle in October 2016. Second, the Company asked the Court of Appeals to rehear the award of non-taxable expenses, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the Supreme Court of the

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

United States (the “U.S. Supreme Court”) and resulted in the Company paying approximately $12.8 million that it would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, the Company filed a petition for writ of certiorari in the U.S. Supreme Court appealing the decision of the Court of Appeals on the non-taxable expenses issue. On September 27, 2018, the U.S. Supreme Court granted the Company’s petition for a writ of certiorari. Briefing on the Company’s appeal was completed in early 2019, and a hearing on the appeal was held on January 14, 2019. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that the Company had previously paid to Oracle (plus interest of $0.2 million). As mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid the Company $13.0 million (the principal amount plus post-judgment interest). The award received by the Company will be required to be shared on a pro rata basis with an insurance company that previously paid for part of the judgment and reimbursed a portion of defense costs after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I. As a result of the U.S. Supreme Court decision, the Company recognized a recovery of the non-taxable expenses for $12.8 million and interest income of $0.2 million for the six months ended June 30, 2019, excluding any contractual amounts due to the insurance company.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int‘l Corp. (United States District Court for the District of Nevada) (“Rimini II”), against Oracle seeking a declaratory judgment that the Company’s revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights. In February 2015, Oracle filed a counterclaim alleging copyright infringement, which included (i) the same allegations asserted in Rimini I but limited to clients not addressed in Rimini I, and (ii) new allegations that the Company’s revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. It also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, the Company filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss the Company’s amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. On February 14, 2017, the Company filed its answer and motion to dismiss Oracle’s third amended counterclaim. On March 7, 2017, Oracle filed a motion to strike the Company’s copyright misuse affirmative defense. By stipulation of the parties, the District Court granted the Company’s motion to file its third amended complaint to add claims arising from Oracle’s purported revocation of access by the Company to its support websites on behalf of the Company’s clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss the Company’s third amended complaint on May 30, 2017, and the Company’s opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017. On September 22, 2017, the District Court issued an order granting in part and denying in part the Company’s motion to dismiss Oracle’s third amended counterclaims. The District Court granted the Company’s motion to dismiss Oracle's intentional interference with prospective economic advantage and unjust enrichment counterclaims. On October 5, 2017, Oracle filed a motion for reconsideration of the District Court’s September 22, 2017 Order. The Company filed its opposition to Oracle’s motion for reconsideration on October 19, 2017. Oracle filed its reply to its motion for reconsideration on October 26, 2017. On November 7, 2017, the District Court issued an order granting in part and denying in part Oracle’s motion to dismiss the Company’s third amended complaint. The District Court granted Oracle’s motion to dismiss as to the Company’s third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The District Court denied Oracle’s motion as to the Company’s causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS § 598.0915(8) and unfair competition. On November 17, 2017 the District Court denied Oracle’s motion for reconsideration of the District Court’s September 22, 2017 Order. On June 5, 2018, the District Court denied the Company’s motion for reconsideration of the District Court’s November 7, 2017 Order.

Fact discovery with respect to the above action substantially ended by March 2018, and expert discovery ended in September 2018. Briefing on the parties’ motions for summary judgment was completed December 14, 2018, and the parties await the District Court’s ruling on those motions. On February 27, 2019, Oracle filed a motion to modify the protective order to permit

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oracle to use discovery from Rimini II in Rimini I, in connection with injunction compliance issues. On May 14, 2019, the District Court granted Oracle’s motion, permitting Oracle to use in Rimini I the discovery gathered in Rimini II.

There is currently no trial date scheduled, and the Company does not expect a trial to occur in this matter earlier than 2021, but the trial could occur earlier or later than that. At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by the Company in connection with its claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be reasonably determined. The Company also believes that an award for damages is not probable, so no accrual has been made as of June 30, 2019.

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

Governmental Inquiry

On March 2, 2018, the Company received a federal grand jury subpoena, issued from the United States District Court for the Northern District of California, requesting the Company produce certain documents relating to specified support and related operational practices. The Company is cooperating with this inquiry and has complied with the related document request.

Proceeds from the U.S. Supreme Court Decision

On April 5, 2019, the Company received payment from Oracle of $13.0 million related to the U.S. Supreme Court ruling on March 4, 2019, which reversed earlier decisions by the lower courts that Oracle must return approximately $12.8 million in non-taxable expenses previously paid by the Company plus post-judgment interest. The award is required to be shared with an insurance company on pro rata basis, whereby the insurance company may be entitled to 60% of the award after deducting the Company's costs for all appeal and remand proceedings. As a result, the Company has recognized a recovery of non-taxable expenses of $12.8 million and recorded interest income of $0.2 million for the six months ended June 30, 2019. The Company also recognized costs of $4.3 million, during the six months ended June 30, 2019, reflecting the current estimate of the amounts owed to the insurance company to date pursuant to the Settlement Agreement described above. This liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

Liquidated Damages

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $31.4 million and $30.4 million as of June 30, 2019 and December 31, 2018, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

Upon consummation of the Merger Agreement, an outstanding note payable to GP Sponsor with a face amount of approximately $3.0 million was assumed by the Company. As discussed more thoroughly in Note 4, the note was amended twice in 2018 whereby the maturity date changed to June 28, 2019 and has now been repaid in full as of June 30, 2019.
Prior to repayment, the parties agreed that the note would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. The second amendment also provides for monthly principal payments of approximately $0.4 million plus accrued interest. An affiliate of GP Sponsor is member of the Company’s Board of Directors.

An affiliate of Adams Street Partners ("ASP") is a member of the Company’s Board of Directors. As of June 30, 2019, ASP owned approximately 35.7% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement discussed in Note 5 for total consideration of approximately $19.2 million. As of June 30, 2019, ASP had voting control of approximately 31.4% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with the 19,610 shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the amended Credit Facility discussed in Note 4, ASP owned a $10.0 million indirect interest in the amended Credit Facility. For the three months ended June 30, 2019 and 2018, the Company recognized revenue for software support services provided to certain ASP investees for an aggregate of $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized revenue for software support services provided to certain ASP investees for approximately $0.7 million and $1.0 million, respectively. Accounts receivable includes $0.1 million and $1.2 million due from ASP investees for software support services as of June 30, 2019 and December 31, 2018, respectively.

NOTE 10 —EARNINGS (LOSS) PER SHARE

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
For both the three months and six months ended June 30, 2019 and 2018, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following table sets forth the computation of basic and diluted net income attributable to common stockholders for both the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income attributable to common stockholders:
Net income (loss)	$4,087	$(25,446)	$15,911	$(21,939)
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(3,747)	—	(7,340)	—
PIK dividends declared	(1,124)	—	(2,202)	—
Accretion of discount	(1,449)	—	(2,808)	—
	(2,233)	(25,446)	3,561	(21,939)
Undistributed earnings allocated using the two-class method	—	—	(655)	—
Net income (loss) attributable to common stockholders	$(2,233)	$(25,446)	$2,906	$(21,939)

	2019	2018	2019	2018
Weighted average number of shares of Common Stock outstanding	65,535	59,800	65,080	59,534
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	14,989	—	14,681	—
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	80,524	59,800	79,761	59,534
Percentage of shares allocable to Series A Preferred Stock	18.6%	—%	18.4%	—%
Weighted average number of shares of Common Stock outstanding:
Basic	65,535	59,800	65,080	59,534
Effect of dilutive securities:
Origination Agent warrants	—	—	—	—
Stock options	—	—	4,028	—
Restricted stock units	—	—	94	—
Diluted	65,535	59,800	69,202	59,534
Net earnings (loss) per share attributable to common stockholders:
Basic	$(0.03)	$(0.43)	$0.04	$(0.37)
Diluted	$(0.03)	$(0.43)	$0.04	$(0.37)

For the six months ended June 30, 2019, share-based awards for approximately 21.5 million shares were not included in the computation of diluted earnings per share as they were anti-dilutive.

For the three months ended June 30, 2019 and 2018 as well as the six months ended June 30, 2018, basic and diluted loss per share attributable to common stockholders were the same because all Common Stock equivalents were anti-dilutive.

As of June 30, 2019 and 2018, the following potential Common Stock equivalents were excluded from the computation of diluted net (loss) per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018
Series A Preferred Stock	15,297	—
Restricted stock units	918	176
Stock options	10,076	12,706
Warrants	18,128	18,128
Total	44,419	31,010

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 5, the fair value for our Series A Preferred Stock issuances on June 20, 2019 and March 7, 2019 were determined to be $3.0 million and $5.3 million, respectively, which were utilized to determine the basis for allocating the net proceeds. The fair value was determined by utilizing a combination of a discounted cash flow methodology related to funds generated by the Series A Preferred Stock, along with the BSM option-pricing model in relation to the conversion feature. Key assumptions applied for the discounted cash flow and BSM analysis included (i) three different scenarios whereby the Series A Preferred Stock would remain outstanding between 4 and 5 years along with a probability weighting assigned to each scenario, (ii) an implied yield of the Series A Preferred Stock ranging from 20.9% to 22.9% calibrated to the transaction values as of June 20, 2019 and March 7, 2019, respectively, (iii) risk-free interest rates of 1.72% and 2.44%, and (iv) historical volatility of 30.0%.

For the three and six months ended June 30, 2018, the Company’s embedded derivative liability was the only liability that was carried at fair value on a recurring basis and was classified within Level 3 of the fair value hierarchy. Details of the embedded derivative, including valuation methodology and key assumptions and estimates used, were disclosed in Part II, Item 8 of our 2018 Form 10-K, in the Company's audited consolidated financial statements for the year ended December 31, 2018, within Note 5. All embedded derivative liabilities were eliminated on July 19, 2018 upon termination of the Credit Facility. These embedded derivatives had an aggregate fair value of $7.8 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively. The change in fair value of embedded derivatives resulted in the Company recognizing a loss of $6.7 million and $6.2 million for the three and six months ended June 30, 2018, respectively. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. As of June 30, 2019, the Company does not have any assets or liabilities that are carried at fair value on a recurring basis.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following table shows revenues by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States of America	$44,019	$39,297	$86,890	$79,042
International	23,937	23,352	47,326	43,412
Total	$67,956	$62,649	$134,216	$122,454

No customers represented more than 10% of revenue for the both three months and six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, no customers accounted for more than 10% of total net accounts receivable.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2019 and December 31, 2018, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $42.1 million and $19.9 million, respectively. As of June 30, 2019 and December 31, 2018, the Company had restricted cash of $0.4 million and $0.4 million, respectively. The Company has never experienced any losses related to these balances.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•	the evolution of the enterprise software management and support landscape facing our customers and prospects;

•	our ability to educate the market regarding the advantages of our enterprise software management and support services and products;

•	estimates of our total addressable market;

•	projections of customer savings;

•	our ability to maintain an adequate rate of revenue growth;

•	our expectations about future financial, operating and cash flow results;

•	the sufficiency of future cash and cash equivalents to meet our liquidity requirements;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our ability to expand our leadership position in independent enterprise software support and sell our application managed services;

•	our ability to attract and retain customers;

•	our ability to further penetrate our existing customer base;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner, including our recently announced salesforce.com and application management services offerings;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•
our ability to capitalize on changing market conditions including a market shift to hybrid and cloud/SaaS offerings for information technology environments and retirement of certain software releases by software vendors;

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

•	the final amount and timing of any refunds from Oracle related to our litigation;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies;

•	uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmarks;

•	the effects of seasonal trends on our results of operations; and

•	other risks and uncertainties, including those discussed under "Risk Factors" in Part II, Item 1A of this Report.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referred to Part II, Item 1A of this Report. Moreover, we operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We are a global provider of enterprise software management and support products and services, and the leading independent software support provider for Oracle and SAP products, based on both the number of active clients supported and recognition by industry analyst firms.

In 2018, we announced plans to support Software as a Service ("SaaS") solutions beginning with Salesforce products. As a partner of Salesforce, we provide our award-winning service and support for custom code, release updates and application integrations in addition to ongoing administrative, configuration and enhancement of Salesforce’s industry leading cloud solutions.

In August 2019, we announced plans to globally offer our Application Management Services for SAP, expanding the scope of support we will offer clients globally. We are already providing the service to clients in North and South America. The service includes system administration, monitoring, and tasks that would be considered standard for operating the SAP system day-to-day.

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

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2018, SAP reported that support revenue represented approximately 44% of its total revenue and, for fiscal year 2019, Oracle reported a margin of 86% for cloud services and license support.

We believe that software vendor support is an increasingly costly model that has not evolved to offer licensees the responsiveness, quality, breadth of capabilities or value needed to meet the needs of licensees. Organizations are under increasing pressure to reduce their IT costs while also delivering improved business performance through the adoption and integration of emerging technologies, such as mobile, virtualization, internet of things (“IoT”) and cloud computing. Today, however, the majority of IT budget is spent operating, maintaining and supporting existing infrastructure and systems. As a result, we believe organizations are increasingly seeking ways to redirect budgets from maintenance to new technology investments that provide greater strategic value, and our software management and support products and services help clients achieve these objectives by reducing the total cost of support.

As of June 30, 2019, we employed over 1,170 professionals and supported over 1,890 active clients globally, including 80 Fortune 500 companies and 21 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended June 30, 2019 and 2018, we generated revenue of $68.0 million and $62.6 million, respectively, representing an increase of 8%. We have a history of losses, and as of June 30, 2019, we had an accumulated deficit of $356.5 million. Approximately 65% and 63% of our revenue was generated in the United States for the three months ended June 30, 2019 and 2018, respectively. Approximately 35% and 37% of our revenue was generated in foreign jurisdictions for the three months ended June 30, 2019 and 2018, respectively.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of June 30, 2019, we no longer have any outstanding contractual debt obligations under a former note payable to a related party. In addition as discussed in Notes 4 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, we terminated our former Credit Facility on July 19, 2018.

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

Recent Developments

Reference is made to Note 5 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recent developments related to the securities purchase agreements entered into on June 20, 2019 and March 7, 2019, and the related private placements of Series A Preferred Stock, Common Stock and Convertible Notes.

Additionally, reference is made to Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments in our litigation with Oracle. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest) on April 5, 2019. As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million for the six months ended June 30, 2019. The award that we received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I. Therefore, we also incurred costs of $4.3 million for the six months ended June 30, 2019, reflecting the current estimated contractual amounts due to the insurance company to date. We recorded a benefit of $0.3 million during the three months ended June 30, 2019 as we incurred additional appeal and remand proceeding costs during the period. The liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of June 30, 2019 and 2018, we had over 1,890 and 1,620 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of June 30, 2019 and 2018, we had over 1,100 and 955 unique clients, respectively.

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

Our annualized subscription revenue was approximately $270 million and $246 million as of June 30, 2019 and 2018, respectively. We believe the sequential increase in annualized subscription revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92% and 93% for the 12 months ended June 30, 2019 and 2018, respectively.

Gross profit percentage

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by revenue. Our gross profit percentage was approximately 63% and 58% for the three months ended June 30, 2019 and 2018, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Our consolidated statements of operations for the three months ended June 30, 2019 and 2018, are presented below (in thousands):

	Three Months Ended June 30,		Variance
	2019	2018	Amount	Percent
Revenue	$67,956	$62,649	$5,307	8.5%
Cost of revenue:
Employee compensation and benefits	17,323	16,469	854	5.2%
Engineering consulting costs	3,602	3,372	230	6.8%
Administrative allocations (1)	2,925	2,578	347	13.5%
All other costs	1,184	3,665	(2,481)	(67.7)%
Total cost of revenue	25,034	26,084	(1,050)	(4.0)%
Gross profit	42,922	36,565	6,357	17.4%
Gross margin	63.2%	58.4%
Operating expenses:
Sales and marketing	26,345	23,097	3,248	14.1%
General and administrative	11,266	10,324	942	9.1%
Litigation costs and related recoveries, net	144	9,113	(8,969)	(98.4)%
Total operating expenses	37,755	42,534	(4,779)	(11.2)%
Operating income (loss)	5,167	(5,969)	11,136	(186.6)%
Non-operating expenses:
Interest expense	(116)	(9,323)	9,207	(98.8)%
Other debt financing expenses	—	(1,339)	1,339	(100.0)%
Loss from change in fair value of embedded derivatives	—	(6,700)	6,700	(100.0)%
Other expense, net	(343)	(1,568)	1,225	(78.1)%
Income (loss) before income taxes	4,708	(24,899)	29,607	(118.9)%
Income tax expense	(621)	(547)	(74)	13.5%
Net income (loss)	$4,087	$(25,446)	$29,533	(116.1)%

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

Revenue. Revenue increased from $62.6 million for the three months ended June 30, 2018 to $68.0 million for the three months ended June 30, 2019, an increase of $5.3 million or 8%. The increase was driven by a 15% increase in the average number of unique clients as the amount increased from approximately 949 for the three months ended June 30, 2018 to approximately 1,095 for the three months ended June 30, 2019. On a regional basis, United States revenue grew from $39.3 million for the three months ended June 30, 2018 to $44.0 million for the three months ended June 30, 2019, an increase of $4.7 million or 12%. Our International revenue grew from $23.4 million for the three months ended June 30, 2018 to $23.9 million for the three months ended June 30, 2019, an increase of $0.5 million or 2%.

Our former multi-draw term loan financing agreement (the "Credit Facility") included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during fiscal 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended and were eliminated in July 2018 as a result of the termination of the Credit Facility. The October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into revenue. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions, and we are encountering increased competitive discounting by enterprise software vendors. As a result, our 2019 versus 2018 quarter-over-quarter revenue growth decreased from approximately 20% for the second quarter of 2018 to 8% for the second quarter of 2019. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 8% for the second quarter of 2019 versus the comparable period in 2018 is expected to result in similar or potentially relative lower revenue growth rates at least through 2019, or longer if our investment in sales and marketing does not result in increased sales activity.

Cost of revenue. Cost of revenue decreased from $26.1 million for the three months ended June 30, 2018 to $25.0 million for the three months ended June 30, 2019, a decrease of $1.1 million or 4%. The key driver related to the decrease in cost of revenue was a reduction of $2.5 million in all other costs for the three months ended June 30, 2019 compared to 2018. This reduction was primarily attributable to the costs incurred during our second quarter 2018 global service delivery ("GSD") conference and the related travel costs. This conference was not held in 2019. Offsetting the decrease in all other costs was a $0.9 million increase of compensation costs associated with an increase of 41 average number of employees to support the growth in revenue. In addition, engineering consulting costs increased $0.2 million and administrative allocations increased $0.3 million for the three months ended June 30, 2019 compared to 2018 as our technology and security costs increased.

As discussed in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, in August 2018 Oracle obtained a permanent injunction from the U. S. District Court for the District of Nevada (the "District Court"), which has been temporarily stayed pending appeal that prohibits us from using certain processes that required us to incur additional labor costs to provide support for our clients as contracted. Since the permanent injunction is currently in place, we have incurred and will continue to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the "Rimini II" lawsuit and that have not been found to be infringing. The briefing on our appeal of the permanent injunction in the U.S. Court of Appeals for the Ninth Circuit (the "Court of Appeals") was completed on March 14, 2019, and a hearing on our appeal was held on July 12, 2019. The Company does not expect a ruling from the Court of Appeals until December 2019 or January 2020, but the opinion could be issued before or after these dates.

Gross profit. For the three months ended June 30, 2019, total cost of revenue decreased by 4%, compared to an increase in revenue of 8% for the three months ended June 30, 2019. Since our cost of revenue declined during the current period while our revenue grew during the same current period, our gross profit in dollar terms increased by 17% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. As a result, our gross profit margin increased to 63% for the three months ended June 30, 2019 from 58% for the three months ended June 30, 2018.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 37% for the three months ended June 30, 2018 to 39% for the three months ended June 30, 2019. In dollar terms, sales and marketing expenses increased from $23.1 million for the three months ended June 30, 2018 to $26.3 million for the three months ended June 30, 2019, an increase of $3.2 million or 14%. This increase was primarily due to (i) an increase in employee compensation and benefits of $2.4 million, (ii) an increase in shared service allocations for facilities, security and technology of $0.8 million, and (iii) an increase in contract labor of $0.4 million. These increases were offset by a decrease in in advertising as well as other marketing and promotion costs of $0.3 million. Our overall spending increased to help us accelerate our future revenue growth by investing in more resources, which is now possible as we no longer have a sales and marketing spending ratio covenant in place due to the termination of former Credit Facility in July 2018.

The $2.4 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended June 30, 2019, was primarily due to an increase in salaries, wages and benefit costs of $1.9 million due to an 18% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $0.4 million.

General and administrative expenses. General and administrative expenses increased from $10.3 million for the three months ended June 30, 2018 to $11.3 million for the three months ended June 30, 2019, an increase of $0.9 million or 9%. This increase was primarily due to higher costs in salaries, wages and benefit costs of $1.2 million for the three months ended June 30, 2019 as the average number of employees increased by 14 or 7%.

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

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended June 30, 2019 and 2018, consist of the following (in thousands):

	2019	2018	Change
Professional fees and other defense costs of litigation	$444	$9,113	$(8,669)
Litigation appeal refunds	—	—	—
Insurance costs and recoveries, net	(300)	—	(300)
Litigation costs and related recoveries, net	$144	$9,113	$(8,969)

Professional fees and other defense costs associated with litigation decreased from $9.1 million for the three months ended June 30, 2018 to $0.4 million for the three months ended June 30, 2019, a decrease of $8.7 million. This decrease was primarily due to lower costs associated with discovery work on the Rimini II litigation, the Rimini I appeal, and the United States Attorney's Office (the "USAO") inquiry during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. In addition, the Company resolved a dispute with a vendor, which resulted in a non-recurring benefit of $1.8 million to professional fees and litigation costs during the three months ended June 30, 2019.

In May 2018, we also appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million during our first quarter of 2019. The award received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I. As a result, we had accrued a liability for the estimated amount due to the insurance company as of the end of the first quarter of 2019.

Insurance costs and recoveries, net increased from no amount for the three months ended June 30, 2018 to a net recovery of $0.3 million for the three months ended June 30, 2019. This was due to us incurring costs associated with appeal and remand proceedings in Rimini I, thereby reducing the amount owed to the insurance company which had been recorded during the first quarter of 2019. The remaining liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

Interest expense. Interest expense decreased from $9.3 million for the three months ended June 30, 2018 to $0.1 million for the three months ended June 30, 2019, a decrease of $9.2 million or 99%. Reductions in interest expense were primarily due to the payoff of the former Credit Facility on July 19, 2018, including reductions of (i) interest payable at 12.0% of $3.2 million, (ii) PIK interest payable at 3.0% of $0.8 million, and (iii) accretion expense of $5.2 million, incurred during the three months ended June 30, 2018. Interest expense also decreased due to a net reduction in accretion expense related to the GP Sponsor note payable of $0.1 million. The note was paid off on June 28, 2019.

Other debt financing expenses. Other debt financing expenses decreased from $1.3 million for the three months ended June 30, 2018 to none for the three months ended June 30, 2019 due to the payment and termination of the former Credit Facility on July 19, 2018.

Loss on change in fair value of embedded derivatives. Upon the termination of the former Credit Facility on July 19, 2018, we no longer recognized a liability for embedded derivatives associated with this instrument and recognized a corresponding gain in the third quarter of 2018. For the three months ended June 30, 2018, we recognized a loss on change in fair value of embedded derivatives of $6.7 million. For the three months ended June 30, 2019, there was no corresponding activity due to the termination of the former Credit Facility, resulting in a change of $6.7 million.

Other expense, net. Other expense, net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended June 30, 2019, net other expense of approximately $0.3 million was comprised primarily by foreign exchange losses of approximately $0.3 million. For the three months ended June 30, 2018, net other expense of $1.6 million was comprised of foreign exchange losses for $0.7 million, write-off of deferred financing costs of $0.7 million related to an unsuccessful debt financing, and other non-operating expenses of $0.2 million.

Income tax expense. We had an income tax expense of $0.5 million for the three months ended June 30, 2018 compared to income tax expense of $0.6 million for the three months ended June 30, 2019. All of our income tax expense is attributable to our foreign operations. For the three months ended June 30, 2019 and 2018, no income tax expense was recognized in the United States due to utilization of net operating loss carryforwards.

Comparison of Six Months Ended June 30, 2019 and 2018

Our consolidated statements of operations for the six months ended June 30, 2019 and 2018, are presented below (in thousands):

	Six Months Ended June 30,		Variance
	2019	2018	Amount	Percent
Revenue	$134,216	$122,454	$11,762	9.6%
Cost of revenue:
Employee compensation and benefits	34,126	32,187	1,939	6.0%
Engineering consulting costs	6,418	7,238	(820)	(11.3)%
Administrative allocations (1)	5,852	5,247	605	11.5%
All other costs	2,475	4,953	(2,478)	(50.0)%
Total cost of revenue	48,871	49,625	(754)	(1.5)%
Gross profit	85,345	72,829	12,516	17.2%
Gross margin	63.6%	59.5%
Operating expenses:
Sales and marketing	49,721	43,304	6,417	14.8%
General and administrative	23,690	21,129	2,561	12.1%
Litigation costs and related recoveries, net	(5,951)	(10,856)	4,905	(45.2)%
Total operating expenses	67,460	53,577	13,883	25.9%
Operating income	17,885	19,252	(1,367)	(7.1)%
Non-operating expenses:
Interest expense	(348)	(22,732)	22,384	(98.5)%
Other debt financing expenses	—	(9,956)	9,956	(100.0)%
Loss from change in fair value of embedded derivatives	—	(6,200)	6,200	(100.0)%
Other expense, net	(300)	(1,240)	940	(75.8)%
Income (loss) before income taxes	17,237	(20,876)	38,113	(182.6)%
Income tax expense	(1,326)	(1,063)	(263)	24.7%
Net income (loss)	$15,911	$(21,939)	$37,850	(172.5)%

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

Revenue. Revenue increased from $122.5 million for the six months ended June 30, 2018 to $134.2 million for the six months ended June 30, 2019, an increase of $11.8 million or 9.6%. The increase was driven by a 14% increase in the average number of unique clients as the amount increased from approximately 946 for the six months ended June 30, 2018 to approximately 1,080 for the six months ended June 30, 2019. On a regional basis, United States revenue grew from $79.0 million for the six months ended June 30, 2018 to $86.9 million for the six months ended June 30, 2019, an increase of $7.9 million or 10%. Our International revenue grew from $43.4 million for the six months ended June 30, 2018 to $47.3 million for the six months ended June 30, 2019, an increase of $3.9 million or 9%.

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

Cost of revenue. Cost of revenue decreased from $49.6 million for the six months ended June 30, 2018 to $48.9 million for the six months ended June 30, 2019, a decrease of $0.8 million or 2%. The key drivers, resulting in a decrease in cost of revenue were $2.5 million decline in all other costs and $0.8 million decline in engineering consulting costs. The decline in all other costs was attributable to incurring costs associated our GSD conference during the six months ended June 30, 2018. We did not hold the GSD conference in 2019. The decline in engineering consulting costs was due to less reliance on the engineering consultants during the six months ended June 30, 2019. These declines were offset, in part, by a $1.9 million increase in employee compensation and benefit costs as we experienced an increase in the average number of employees of 39 to support our revenue growth. As a result of hiring employees, we relied less on the use of engineering consultants. For the six months ended June 30, 2019, the administrative allocations increased by approximately $0.6 million as compared to the same period in 2018. This increase in our administrative allocations resulted from an increase in technology and security costs.

As discussed in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, in August 2018 Oracle obtained a permanent injunction from the U. S. District Court for the District of Nevada (the "District Court"), which has been temporarily stayed pending appeal that prohibits us from using certain processes that required us to incur additional labor costs to provide support for our clients as contracted. Since the permanent injunction is currently in place, we have incurred and will continue to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the "Rimini II" lawsuit and that have not been found to be infringing. The briefing on our appeal of the permanent injunction in the U.S. Court of Appeals for the Ninth Circuit (the "Court of Appeals") was completed on March 14, 2019, and a hearing on our appeal was held on July 12, 2019. The Company does not expect a ruling from the Court of Appeals until December 2019 or January 2020, but the opinion could be issued before or after these dates.

Gross profit. For the six months ended June 30, 2019, total cost of revenue decreased by 2%, compared to an increase in revenue of 9.6% for the six months ended June 30, 2019. Since our costs grew at a slower rate than our revenue, gross profit in dollar terms increased by 17.2% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. As a result, our gross profit margin increased to 63.6% for the six months ended June 30, 2019 from 59.5% for the six months ended June 30, 2018.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 35% for the six months ended June 30, 2018 to 37% for the six months ended June 30, 2019. In dollar terms, sales and marketing expenses increased from $43.3 million for the six months ended June 30, 2018 to $49.7 million for the six months ended June 30, 2019, an increase of $6.4 million or 15%. This increase was primarily due to (i) an increase in employee compensation and benefits of $6.3 million, (ii) an increase in shared service allocations for facilities, security and technology of $1.6 million, and (iii) an increase in contract labor of $0.7 million. These increases were offset by a decrease in travel and business meeting costs of $1.9 million because our sales and marketing staff did not hold our sales kick-off meeting during the six months ended June 30, 2019, whereas we did hold the event during the six months ended June 30, 2018. In addition, our advertising and other marketing and promotion costs decreased $0.2 million for the six months ended June 30, 2019. Our overall spending increased to help us accelerate our future revenue growth by investing in more resources, which is now possible as we no longer have a sales and marketing spending ratio covenant in place due to the termination of former Credit Facility in July 2018.

The $6.3 million increase in sales and marketing expense attributable to employee compensation and benefits for the six months ended June 30, 2019, was primarily due to an increase in salaries, wages and benefit costs of $5.2 million due to a 22% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $1.1 million.

General and administrative expenses. General and administrative expenses increased from $21.1 million for the six months ended June 30, 2018 to $23.7 million for the six months ended June 30, 2019, an increase of $2.6 million or 12%. This increase was primarily due to higher costs in salaries, wages and benefit costs of $2.6 million for the six months ended June 30, 2019 as the average number of employees increased by 19 or 9%.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the six months ended June 30, 2019 and 2018, consist of the following (in thousands):

	2019	2018	Change
Professional fees and other defense costs of litigation	$2,485	$18,012	$(15,527)
Litigation appeal refunds	(12,775)	(21,285)	8,510
Insurance costs and recoveries, net	4,339	(7,583)	11,922
Litigation costs and related recoveries, net	$(5,951)	$(10,856)	$4,905

Professional fees and other defense costs associated with litigation decreased from $18.0 million for the six months ended June 30, 2018 to $2.5 million for the six months ended June 30, 2019, a decrease of $15.5 million. This decrease was primarily due to lower costs associated with discovery work on the Rimini II litigation, the Rimini I appeal, and the United States Attorney's Office (the "USAO") inquiry during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. In addition, the Company resolved a dispute with a vendor, which resulted in a non-recurring benefit of $1.8 million to professional fees and litigation costs during the six months ended June 30, 2019.

Litigation appeal refunds decreased from $21.3 million for the six months ended June 30, 2018 to $12.8 million for the six months ended June 30, 2019. Over a six-year period through October 2016, we were actively engaged in the Rimini I litigation, for which we paid a judgment of $124.4 million in October 2016. On March 31, 2018, Oracle paid us approximately $21.5 million including post-judgment interest of $0.2 million. Due to the collection of this award in cash, we recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the six months ended June 30, 2018.

In May 2018, we also appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million for the six months ended June 30, 2019. The award received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I.

Insurance costs and recoveries, net increased from a net recovery of $7.6 million for the six months ended June 30, 2018 to net costs of $4.3 million for the six months ended June 30, 2019. During the first quarter of 2018, Rimini II legal fees exceeded the $8.0 million balance of the deferred settlement liability which was eliminated through the recognition of insurance recoveries. As a result, we recognized an $8.0 million deferred gain for the six months ended June 30, 2018 offset by $0.4 million owed to an insurance company. As noted above, we recognized costs of $4.3 million for the six months ended June 30, 2019 reflecting our current estimate of the amounts owed to the insurance company to date from the amounts refunded by Oracle from the Rimini I litigation. The liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

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

Interest expense. Interest expense decreased from $22.7 million for the six months ended June 30, 2018 to $0.3 million for the six months ended June 30, 2019, a decrease of $22.4 million or 98%. Reductions in interest expense were primarily due to the payoff of the former Credit Facility on July 19, 2018, including reductions of (i) interest payable at 12.0% of $6.9 million, (ii) PIK interest payable at 3.0% of $1.7 million, (iii) accretion expense of $10.6 million, and (iv) make-whole applicable premium of $3.1 million incurred during the three months ended March 31, 2018. Interest expense also decreased due to a net reduction in accretion expense related to the GP Sponsor note payable of $0.2 million. The note was paid off on June 28, 2019.

Other debt financing expenses. Other debt financing expenses decreased from $10.0 million for the six months ended June 30, 2018 to none for the six months ended June 30, 2019 due to the payment and termination of the former Credit Facility on July 19, 2018.

Loss on change in fair value of embedded derivatives. Upon the termination of the former Credit Facility on July 19, 2018, we no longer recognized a liability for embedded derivatives associated with this instrument and recognized a corresponding gain in the third quarter of 2018. For the six months ended June 30, 2018, we recognized a loss on change in fair value of embedded derivatives of $6.2 million. For the six months ended June 30, 2019, there was no corresponding activity due to the termination of the former Credit Facility, resulting in a change of $6.2 million.

Other expense, net. Other expense, net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the six months ended June 30, 2019, net other expense of approximately $0.3 million was primarily comprised of foreign exchange losses amounting to approximately $0.5 million, offset in part by interest income of $0.2 million related to the U.S. Supreme Court decision noted above. For the six months ended June 30, 2018, net other expense of $1.2 million was comprised of foreign exchange losses for $0.5 million, write-off of deferred financing costs of $0.7 million related to unsuccessful debt financing, and other non-operating expenses of $0.2 million.

Income tax expense. We had an income tax expense of $1.1 million for the six months ended June 30, 2018 compared to income tax expense of $1.3 million for the six months ended June 30, 2019. All of our income tax expense is attributable to our foreign operations. For the six months ended June 30, 2019 and 2018, no income tax expense was recognized in the United States due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

Overview

As of June 30, 2019, we had a working capital deficit of $104.8 million and an accumulated deficit of $356.5 million. For the three months ended June 30, 2019, we had a net income of $4.1 million. As of June 30, 2019, we had available cash, cash equivalents and restricted cash of $50.3 million.

A key component of our business model requires that substantially all customers prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $190.9 million that is included in current liabilities as of June 30, 2019. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to customers are currently limited to approximately 37% of the related deferred revenue based on our gross profit percentage of 63% for the three months ended June 30, 2019.

For the next six months, we believe that cash, cash equivalents and restricted cash of $50.3 million as of June 30, 2019, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

For the six months ended June 30, 2019, we generated cash flows from our operating activities of approximately $25.0 million, which was derived from our cash earnings of approximately $19.3 million and favorable changes in operating assets and liabilities of approximately $5.6 million. We believe that our operating cash flows for the year ending December 31, 2019 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Private Placements

Please refer to Note 5 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for information regarding the June 2019 Private Placement, the March 2019 Private Placement and the Initial Private Placement.

The holders of Series A Preferred Stock are entitled to, from the respective issuance date, a cash dividend of 10.0% per annum and a payment-in-kind dividend of 3.0% per annum for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. Assuming no redemptions of the Series A Preferred Stock and no conversions to Common Stock, the following cash and PIK dividends (settled through issuance of additional shares of Series A Preferred Stock), regarding the combined June 2019 Private

Placement, March 2019 Private Placement and Initial Private Placement, are expected to accrue for each year through July 19, 2023 (in thousands):

Year Ending December 31:	Cash	PIK	Total
2019	$15,075	$4,522	$19,597
2020	15,819	4,746	20,565
2021	16,299	4,890	21,189
2022	16,794	5,038	21,832
2023	9,455	2,837	12,292

The June 2019 Private Placement, the March 2019 Private Placement and the Initial Private Placement improved our liquidity and capital resources whereby future cash payments are expected to be limited to annual cash dividends ranging from $15.1 million to $16.8 million over the next four years.

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

Debt

Our debt obligations consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	2019	2018
Note payable to GP Sponsor, net of discount	$—	$2,372
Less current maturities	—	2,372
Long-term debt, net of current maturities	$—	$—

The GP Sponsor note payable was paid off on June 28, 2019. For additional information about our debt obligations, please refer to Note 4 to our unaudited condensed consolidated financial statement in Part I, Item 1 of this Report.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	2019	2018
Net cash provided by (used in):
Operating activities	$24,985	$27,191
Investing activities	(641)	(493)
Financing activities	664	(30,327)

Cash Flows Provided by Operating Activities

A key component of our business model requires that customers typically prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities for the six months ended June 30, 2019 and 2018, are as follows (in thousands):

	2019	2018
Net income	$15,911	$(21,939)
Non-cash expenses and non-operating expenses, net	3,426	33,218
Changes in operating assets and liabilities, net	5,648	15,912
Net cash provided by operating activities	$24,985	$27,191

For the six months ended June 30, 2019, cash flows provided by operating activities amounted to approximately $25.0 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2019, included our net income of $15.9 million, as adjusted for non-cash and non-operating expenses totaling $3.4 million and favorable changes in operating assets and liabilities of $5.6 million, resulting in net cash provided by operating activities of $25.0 million.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $0.6 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019, capital expenditures of $0.6 million consisted primarily of $0.2 million for leasehold improvements and new computer equipment related to our U.S. facilities, and $0.2 million for computer equipment at our foreign locations.

For the six months ended June 30, 2018, capital expenditures of $0.5 million included $0.2 million for new computer equipment at our U.S. facilities, and $0.3 million for computer equipment and software at foreign locations.

Cash Flows from Financing Activities

For the six months ended June 30, 2019, cash provided by financing activities of approximately $0.7 million was primarily attributable to receiving proceeds of $9.1 million from both the June 2019 SPA and March 2019 SPA transactions, proceeds of $2.0 million from stock option exercises, which were offset, in part, by dividend payments of $7.1 million, payments of $2.6 million on our GP Sponsor loan, payments of $0.5 million related to transaction costs for both the June 2019 SPA and March 2019 SPA and capital lease payments of $0.3 million.

For the six months ended June 30, 2018, cash used in financing activities of $30.3 million was primarily attributable to principal payments of $25.9 million and make-whole applicable premium payments of $3.1 million under the Credit Facility, payments for deferred offering and debt financing costs of $1.7 million, and principal payments under capital lease obligations of $0.3 million. Principal payments under the Credit Facility consist of a mandatory prepayment in April 2018 of $17.9 million from collection of the Rimini I appeal award, $2.0 million of mandatory consulting fees under the Credit Facility, and scheduled principal payments of $6.0 million. Payments for deferred offering and debt financing costs of $1.7 million consist of $1.0 million related to the Initial Private Placement that was completed on July 19, 2018, and $0.7 million related to an unsuccessful debt financing that was charged to expense for the six months ended June 30, 2018. For the six months ended June 30, 2018, the sole source of cash from financing activities consisted of proceeds from the exercise of stock options of $0.7 million.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of June 30, 2019, we had cash and cash equivalents of $7.5 million in our foreign subsidiaries.

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

For both the three and six months ended June 30, 2019, there were no material changes to the critical accounting policies as disclosed in Item 7 of our 2018 Form 10-K.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended June 30, 2019 and 2018, we generated approximately 35% and 37% of our revenue from our international business, respectively. For the six months ended June 30, 2019 and 2018, we generated approximately 35% and 35% of our revenue from our international businesses, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of June 30, 2019, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

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

On August 16, 2018, we filed a notice of appeal of the District Court’s renewed injunction and its decision to return the $28.5 million attorneys' fee award Oracle. We also filed in the District Court a motion to stay the injunction pending appeal. On September 11, 2018, the District Court denied the motion, but granted a temporary 60-day stay for the Company to obtain a stay with the Court of Appeals. On November 5, 2018, the Court of Appeals denied our motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of our appeal, and it confirmed the briefing schedule for the appeal. We intend to continue pursuing our appeal of the injunction and the attorneys’ fee award. The briefing on our appeal to the Court of Appeals was completed on March 14, 2019, and a hearing on our appeal occurred on July 12, 2019. We cannot predict whether our appeal will be successful. The Company does not expect a ruling from the Court of Appeals until December 2019 or January 2020, but the opinion could be issued before or after these dates.

As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (as defined below) and that have not been found to be infringing. On February 27, 2019, Oracle filed a motion to reopen discovery in Rimini I and a motion to modify the protective order in Rimini II to permit Oracle to use discovery from Rimini II in Rimini I, in a purported effort to investigate whether we are complying with the injunction. On April 4, 2019, the District Court granted Oracle’s motion to reopen discovery in Rimini I, and on May 14, 2019, the District Court granted Oracle’s motion to modify the protective order in Rimini II to permit Oracle to use discovery from that case in Rimini I. Pursuant to the discovery scheduling order entered in Rimini I, Oracle is permitted to conduct limited discovery regarding Rimini’s compliance with the injunction. Discovery is set to close on October 8, 2019, and the deadline for Oracle to file an order to show cause for contempt is October 20, 2019.

Oracle may file contempt proceedings against us at any time, but under the current discovery scheduling order no later than October 20, 2019, to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with express terms of the injunction. Such contempt proceeding or any judicial finding of contempt could result in a material adverse effect on our business and financial condition, the pendency of the injunction alone could dissuade clients from purchasing or continuing to purchase our services. Further, these outcomes may also trigger the mandatory redemption of all of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligation under our Convertible Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock, as provided in the Certificate of Designations for the Series A Preferred Stock and the Form of Convertible Note previously filed with the SEC. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay dividends due in respect of our Series A Preferred Stock or the indebtedness under the Convertible Notes. If we default in our payment obligations under the Convertible Notes and the indebtedness under the Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full at such time or we may not be able to obtain debt or equity financing on favorable terms or if at all to repay the Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

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

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be rulings by the District Court in Rimini II, the District Court in Rimini I, and the Court of Appeals in Rimini I in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigations. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may decline. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue to vigorously litigate the pending matters in Rimini I and Rimini II, we are unable to predict the timing or outcome of these lawsuits. No assurance is or can be given that we will prevail on any appeal, contempt proceeding, claim, or counterclaim.

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

Subject to the final outcome of the appeals, during 2016 we paid the Rimini I final judgment of $124.4 million in full, in March 2018 recovered $21.3 million plus $0.2 million of post-judgment interest, and in April 2019, recovered $13.0 million (non-taxable expenses of $12.8 million plus post-judgment interest income of $0.2 million). Any additional recovery of any part of the judgment will depend on the outcome of the appeals. As long as the permanent injunction is still in place in Rimini I, we estimate it will cost us between 1% and 2% of revenue to further modify our support processes to comply with the terms of the injunction as ordered by the District Court. In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended June 30, 2019, approximately 70% of our total revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 17% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation and Rimini I appeal. Should Oracle prevail on its claims in Rimini II or should an injunction be entered in the future in either litigation, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

On March 2, 2018, we received a subpoena directing us to produce to a federal grand jury certain communications and documents relating to our support for certain software systems and certain related operational practices. We have complied with the related document request and are cooperating with the governmental inquiry but cannot predict its ultimate resolution. Responding to the subpoena has caused us to incur substantial legal costs to date, and we will continue to incur legal costs until this inquiry is complete. A governmental inquiry and any legal proceedings instituted involving us, if any, from such inquiry, would require us to incur further legal costs, and if adversely determined, may ultimately result in the imposition of fines or other penalties. The mere fact of a grand jury inquiry regardless of merit or outcome could have a negative impact on our future revenue, revenue growth, client acquisition and retention, and our prospects to obtain new or alternative financing. Any such resulting material costs and expenses or other penalties could have a material adverse effect on our financial condition and results of operations.

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

While we had net income of $4.1 million for the three months ended June 30, 2019, we incurred a net loss of $68.0 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $356.5 million. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our revenue grew from $62.6 million for the three months ended June 30, 2018 to $68.0 million for the three months ended June 30, 2019, representing a period over period increase of 8%. Our revenue grew from $52.0 million for the three months ended June 30, 2017 to $62.6 million for the three months ended June 30, 2018, representing a period over period increase of 20%. The period over period decline in our revenue growth rates was due in part to covenants of our former Credit Facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and the first half of 2018. In addition, beginning in the second quarter of 2017 and continuing through 2018, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

Our former Credit Facility, which was repaid and terminated in July 2018, included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and 2018. An October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first half of 2018. Due to the termination of the Credit Facility on July 19, 2018, we are no longer subject to restrictions related to our sales and marketing spending. However, even though we have increased our sales and marketing spending over the past year, it can take several quarters before these efforts translate to improved revenue growth rates. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain actions by our competitors. As a result, our period over period growth in revenue has decreased over time from approximately 20% for the second quarter of 2018 to 8% for the second quarter of 2019. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 8% for the second quarter of 2019 versus the comparable quarter in 2018 is expected to result in relatively lower revenue growth rates at least through 2019 or longer if our investment in sales and marketing does not result in increased sales activity.

Our failure to generate significant capital or raise additional capital necessary to fund and expand our operations and invest in new services and products could reduce our ability to compete and could harm our business.

We may need to raise additional capital beyond funds raised from our issuance and sale of Series A Preferred Stock in July 2018, March 2019 and June 2019, if we cannot fund our growth sufficiently through our operating cash flows. Should this occur, we may not be able to obtain debt or additional equity financing on favorable terms, if at all. We are also subject to certain restrictions for future financings as discussed in the risk factor “Our Series A Preferred Stock and Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations that are currently effective or become effective upon certain events, which limit our flexibility in operating our business”. If we raise additional equity financing, which may include the issuance and sale of additional shares of our Series A Preferred Stock, our stockholders may experience significant dilution of their ownership interests and the per share value of our Common Stock could decline. If we engage in debt financings, the holders of the debt securities would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,080 as of December 31, 2018 to over 1,170 as of June 30, 2019. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $23.4 million for the three months ended June 30, 2018 to $23.9 million for the three months ended June 30, 2019, an increase of $0.5 million or 2%. We currently have subsidiaries outside of the United States in Australia, Brazil, Dubai, France, Germany, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

We plan to continue investing resources in research and development in order to enhance our current product and service offerings, and other new offerings that will appeal to clients and potential clients, for example, our partnership with Salesforce to support SaaS solutions and our plans to globally offer our Application Management Services for SAP products. The development of new product and service offerings could divert the attention of our management and our employees from the day-to-day operations of our business, the new product and service offerings may not generate sufficient revenue to offset the increased research and development expenses, they may not generate gross profit margins consistent with our current margins, and if we are not successful in implementing the new product and service offerings, we may need to write off the value of our investment. Also, these new product and service offerings may be in markets that are more competitive than markets for our existing product and service offerings, making it more difficult to introduce them to clients and potential clients effectively or provide them profitably. Furthermore, if our new or modified products, services or technology do not work as intended, are not responsive to client needs or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing and prospective clients or related opportunities, in which case our financial condition and results of operations may be adversely impacted.

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

Upon the occurrence of an event of default under the Convertible Notes, the Noteholders would have the right to accelerate all of our obligations under the Convertible Notes, which obligations will immediately become due and payable. If such acceleration occurs prior to July 19, 2021, the Noteholders will also be entitled to a make-whole premium that provides full yield maintenance as if the Convertible Notes were held for a full three years through that date.

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

Based on the number of shares of Common Stock and convertible Series A Preferred Stock outstanding as of June 30, 2019, twelve of our stockholders have aggregate voting power of 83.5% of our outstanding capital stock. As of June 30, 2019, on an as-converted basis, (i) approximately 31.4% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 16.3% of our outstanding voting capital stock is beneficially owned by Seth Ravin, our Chief Executive Officer, (iii) approximately 9.6% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., (iv) approximately 5.5% of our outstanding voting capital stock is owned by Thomas Shay, our former Senior Vice President, Global Operations, who retired from the Company in February 2019, and (v) seven other holders of our Series A Preferred Stock have aggregate voting power representing approximately 20.7% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as in-kind dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 58.4% as of June 30, 2019.

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

Future resales of our Common Stock held by our significant stockholders or of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock may cause the market price of our Common Stock to drop significantly.

We registered for resale the shares of Common Stock issued in the Initial Private Placement, the March 2019 Private Placement and the June 2019 Private Placement, and the shares of Common Stock issuable upon conversion of, or issued as dividends upon, the Series A Preferred Stock or Convertible Notes, and are obligated to take certain actions to facilitate the transfer and sale of such shares. Upon such registration, the shares of Common Stock became freely salable. Additional shares of Series A Preferred Stock are authorized for issuance and may be issued in the future, subject to substantively similar rights. The Common Stock issuable upon conversion of our Series A Preferred Stock may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens, the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market, or the perception that such sales might occur, will only further decrease the share price. If the share volume of our Common Stock cannot absorb converted shares sold by the holders of the Series A Preferred Stock, then the value of our Common Stock will likely decrease.

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

Each share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 15.3 million shares of Common Stock as of June 30, 2019 for the Series A Preferred Stock and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a payment-in-kind dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A

Preferred Stock into Common Stock after July 19, 2021 if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. This choice of forum provision does not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act.

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

In the event of our liquidation, dissolution or the winding up of our affairs, the holders of our Series A Preferred Stock have the right to receive a liquidation preference (the “Liquidation Preference”) entitling them to be paid out of our assets generally available for distribution to our equity holders, before any payment may be made to holders of any other class or series of capital stock, in an amount equal to the greater of (i) $1,000 plus accrued but unpaid dividends and (ii) the per share amount of all cash, securities and other property to be distributed in respect of the Common Stock such holder would have been entitled to receive for its Series A Preferred Stock on an as-converted basis. In the event of a liquidation, dissolution or winding up of our affairs prior to July 19, 2021, the holders of Series A Preferred Stock are entitled to a make-whole premium that provides them with full yield maintenance as if the shares of Series A Preferred Stock were held for a full three years through that date. To the extent principal amounts become outstanding under our Convertible Notes, such notes are entitled to similar preferential amounts upon such events.

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

Finally, prior to or on July 19, 2021, we will have the right to redeem up to $80.0 million of shares of the Series A Preferred Stock for cash amounts equal to the Redemption Amount which would include a make-whole premium that provides the holders thereof with full yield maintenance as if the Series A Preferred Stock was held for three years after the initial issuance of the Series A Preferred Stock through that date, subject to certain conditions and limitations. After such time, we will have the right to redeem shares of Series A Preferred Stock for a cash per share amount equal to the Redemption Amount subject to certain conditions.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no reportable unregistered shares of the Company's securities other than as reported in the Company’s Current Reports on Form 8-K filed on June 21, 2019.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1*	Securities Purchase Agreement dated June 20, 2019	8-K	001-37397	10.1	June 21, 2019
10.2*	Form of Convertible Secured Promissory Note	8-K	001-37397	10.3	June 21, 2019
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2†	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1†	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2†	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
____________________
* Previously filed and incorporated herein by reference.
† Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: August 8, 2019	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	/s/ Thomas B. Sabol
Name: Thomas B. Sabol
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)