Form 10-Q
period 2019-09-30
Rimini Street, Inc.
filed 2019-11-07
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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
Yes ☐ No ☑
The registrant had approximately 67,271,000 shares of its $0.0001 par value common stock outstanding as of November 5, 2019.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$41,725	$24,771
Restricted cash	436	435
Accounts receivable, net of allowance of $477 and $489, respectively	61,829	80,599
Prepaid expenses and other	11,198	7,099
Total current assets	115,188	112,904
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $9,949 and $8,543, respectively	3,605	3,634
Deposits and other	1,632	1,438
Deferred income taxes, net	907	909
Total assets	$121,332	$118,885
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$—	$2,372
Accounts payable	2,580	12,851
Accrued compensation, benefits and commissions	22,337	22,503
Other accrued liabilities	22,506	20,424
Deferred revenue	167,024	180,358
Total current liabilities	214,447	238,508
Long-term liabilities:
Deferred revenue	33,489	28,898
Accrued PIK dividends payable	1,149	1,056
Other long-term liabilities	2,326	2,011
Total liabilities	251,411	270,473
Commitments and contingencies (Note 8)
Redeemable Series A Preferred Stock:
Authorized 180 shares; issued and outstanding 154 shares and 141 shares as of September 30, 2019 and December 31, 2018, respectively. Liquidation preference of $154,082, net of discount of $25,444 and $140,846, net of discount of $26,848, as of September 30, 2019 and December 31, 2018, respectively.	128,638	113,998
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 67,109 and 64,193 shares as of September 30, 2019 and December 31, 2018, respectively	7	6
Additional paid-in capital	97,896	108,347
Accumulated other comprehensive loss	(1,898)	(1,567)
Accumulated deficit	(354,722)	(372,372)
Total stockholders' deficit	(258,717)	(265,586)
Total liabilities, redeemable preferred stock and stockholders' deficit	$121,332	$118,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$68,952	$62,629	$203,168	$185,083
Cost of revenue	25,915	22,220	74,786	71,845
Gross profit	43,037	40,409	128,382	113,238
Operating expenses:
Sales and marketing	26,716	22,312	76,437	65,616
General and administrative	10,472	8,585	34,162	29,714
Litigation costs and related recoveries:
Professional fees and other costs of litigation	3,642	6,990	6,127	25,002
Litigation appeal refunds	—	—	(12,775)	(21,285)
Insurance costs and recoveries, net	(339)	—	4,000	(7,583)
Litigation costs and related recoveries, net	3,303	6,990	(2,648)	(3,866)
Total operating expenses	40,491	37,887	107,951	91,464
Operating income	2,546	2,522	20,431	21,774
Non-operating income and (expenses):
Interest expense	(27)	(9,499)	(375)	(32,231)
Other debt financing expenses	—	(48,375)	—	(58,331)
Gain from change in fair value of embedded derivatives	—	7,800	—	1,600
Other expense, net	(329)	(306)	(629)	(1,546)
Income (loss) before income taxes	2,190	(47,858)	19,427	(68,734)
Income tax expense	(451)	(510)	(1,777)	(1,573)
Net income (loss)	1,739	(48,368)	17,650	(70,307)
Other comprehensive loss:
Foreign currency translation loss	(262)	(377)	(331)	(729)
Comprehensive income (loss)	$1,477	$(48,745)	$17,319	$(71,036)

Net loss attributable to common stockholders	$(4,780)	$(53,070)	$(1,219)	$(75,009)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.85)	$(0.02)	$(1.24)
Weighted average number of shares of Common Stock outstanding:
Basic and diluted	66,696	62,590	65,625	60,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Stock, Shares
Beginning of period	66,387	60,005	64,193	59,314
Exercise of stock options for cash	714	612	2,399	1,303
Restricted stock units vested	8	—	165	—
Issuance of Common Stock in Private Placement, net	—	2,897	207	2,897
Issuance of Common Stock	—	—	145	—
End of period	67,109	63,514	67,109	63,514

Total Stockholders' Deficit, beginning of period	$(256,203)	$(229,896)	$(265,586)	$(210,301)
Common Stock, Amount
Beginning of period	7	6	6	6
Exercise of stock options for cash	—	—	1	—
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in Private Placement, net	—	—	—	—
Issuance of Common Stock	—	—	—	—
End of period	7	6	7	6
Additional Paid-in Capital
Beginning of period	101,887	97,663	108,347	94,967
Stock based compensation expense	1,621	1,178	3,829	3,143
Exercise of stock options for cash	907	618	2,875	1,349
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in Private Placement, net	—	16,138	935	16,138
Issuance of Common Stock	—	—	779	—
Accretion of discount on Series A Preferred Stock	(1,511)	(1,011)	(4,319)	(1,011)
Accrued dividends on Series Preferred Stock:
Payable in cash	(3,852)	(2,845)	(11,192)	(2,845)
Payable in kind	(1,156)	(846)	(3,358)	(846)
End of period	97,896	110,895	97,896	110,895
Accumulated Other Comprehensive Loss
Beginning of period	(1,636)	(1,219)	(1,567)	(867)
Foreign currency loss	(262)	(377)	(331)	(729)
End of period	(1,898)	(1,596)	(1,898)	(1,596)
Accumulated Deficit
Beginning of period	(356,461)	(326,346)	(372,372)	(304,407)
Net income (loss)	1,739	(48,368)	17,650	(70,307)
End of period	(354,722)	(374,714)	(354,722)	(374,714)
Total Stockholders' Deficit, end of period	$(258,717)	$(265,409)	$(258,717)	$(265,409)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,650	$(70,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	185	13,102
Write-off of debt discount and issuance costs	—	54,536
Gain from change in fair value of embedded derivatives	—	(1,600)
Stock-based compensation expense	3,829	3,143
Paid-in-kind interest expense	—	1,886
Depreciation and amortization	1,462	1,399
Deferred income taxes	(15)	(255)
Make-whole applicable premium included in interest expense	—	10,410
Other	141	704
Changes in operating assets and liabilities:
Accounts receivable	18,547	20,206
Prepaid expenses, deposits and other	(4,057)	(1,148)
Accounts payable	(10,222)	(759)
Accrued compensation, benefits, commissions and other liabilities	1,789	67
Deferred insurance settlement	—	(8,033)
Deferred revenue	(8,324)	(5,800)
Net cash provided by operating activities	20,985	17,551
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,354)	(890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series A Preferred Stock and Common Stock	9,110	133,000
Principal payments on borrowings	(2,555)	(145,382)
Payments for deferred offering and financing costs	(452)	(9,641)
Make-whole applicable premium related to prepayment of borrowings	—	(10,410)
Payments of cash dividends on Series A Preferred Stock	(10,883)	—
Principal payments on capital leases	(378)	(502)
Proceeds from exercise of employee stock options	2,875	1,349
Net cash used in financing activities	(2,283)	(31,586)
Effect of foreign currency translation changes	(393)	(1,180)
Net change in cash, cash equivalents and restricted cash	16,955	(16,105)
Cash, cash equivalents and restricted cash at beginning of period	25,206	40,027
Cash, cash equivalents and restricted cash at end of period	$42,161	$23,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$210	$19,294
Cash paid for income taxes	1,778	1,372
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares issued in Private Placements:
Fair value of 207 shares and 2,897 shares of Common Stock issued in 2019 and 2018, respectively, for no consideration regarding their respective Private Placements	$1,098	$20,131
Original issuance discount on Series A Preferred Stock	500	7,000
Transaction costs	390	—
Issuance of 120 shares of Common Stock for consent regarding Private Placements	638	—
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$3,859	$2,845
Accrued PIK dividends	1,149	846
Accretion of discount on Series A Preferred Stock	4,319	1,011
Issuance of Series A Preferred Stock for PIK dividends	3,236	—

Adjustment for updated calculation of mandatory trigger event exit fees	$—	$3,952
Purchase of equipment under capital lease obligations	206	126
Increase in payables for:
Deferred offering costs	$—	$350
Capital expenditures	—	44

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

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2018 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2019, and operating results for both the three and nine months ended September 30, 2019 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2019.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of September 30, 2019, the Company’s current liabilities exceeded its current assets by $99.3 million, and the Company earned net income of $1.7 million for the three months ended September 30, 2019. As of September 30, 2019, the Company had available cash, cash equivalents and restricted cash of $42.2 million. As of September 30, 2019, the Company's current liabilities included $167.0 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its customers was approximately 38% of the related deferred revenue for the three months ended September 30, 2019.

As discussed in Note 5, the Company completed a third private placement on June 20, 2019, which provided additional net proceeds of $3.0 million from the sale of 3,500 shares of 13.00% Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and 72,414 shares of Common Stock. On March 7, 2019, the Company had completed a second private placement, which provided additional net cash proceeds of $5.0 million from the sale of 6,500 shares of the Series A Preferred Stock and 134,483 shares of Common Stock. In 2018, the Company had previously refinanced and repaid its Credit Facility (defined below) on July 19, 2018 through aggregate cash payments of $132.8 million that resulted in the termination of the Credit Facility. These cash payments were funded from the Initial Private Placement (together with cash-on-hand) discussed in Note 5 that resulted in cash proceeds of $133.0 million from the sale of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock.

These refinancing arrangements are expected to improve the Company’s liquidity and capital resources whereby cash dividends are payable at 10.0% per annum that will result in quarterly cash dividends ranging from $3.7 million to $4.3 million over the initial 5-year period beginning on July 19, 2018, assuming all shares of Series A Preferred Stock remain outstanding, and thereafter, if not previously redeemed or converted, cash dividends will be payable at 13.0% per annum.

Additionally, the Company is obligated to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $5.8 million. The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

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

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the first quarter of fiscal year 2019:

In May 2017, the FASB issued ASU No. 2017-9, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications of share-based payment awards but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This standard did not have a material impact for the Company during the three and nine months ended September 30, 2019.

In August 2018, the SEC adopted a final rule that extends the current annual requirement to disclose changes in stockholders’ equity to interim periods and also requires interim disclosure of dividends per share for each class of shares (including the Company’s Series A Preferred Stock). These disclosure provisions became effective beginning in the first quarter of 2019, whereby the Company is required to disclose changes in stockholders’ deficit for the current and comparative fiscal quarters as well as the current and comparative year-to-date periods presented in interim condensed consolidated financial statements. The Company has provided an unaudited condensed consolidated statement of stockholders' deficit for the three and nine months ended September 30, 2019 and 2018.

The following accounting standards are not yet effective. Management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for two transition methods: (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption date. The Company will adopt this standard using the full retrospective method. Due to the Company’s emerging growth company status and certain elections made, the new standard is effective for the Company in fiscal year 2019. As an emerging growth company for interim reporting purposes, we can elect to initially apply the standard either in 2019, the year of adoption or in the subsequent year. The Company has elected to adopt the standard for interim reporting purposes beginning in the first quarter of fiscal 2020. As a result of this election, fiscal year 2019 interim periods have been reported under Accounting Standards Codification 605, Revenue Recognition (“ASC 605”) while full year 2019 results will be reported under the new standard.

We have made significant progress in our analysis of how the new standard will impact our revenue, but we have not completed our evaluation and therefore the full impact upon adoption of this standard is not known and cannot be reasonably estimated. Based on our preliminary evaluation to date, we believe that the primary change will be the accelerated timing of revenue recognition for certain contracts due to the removal of the current limitation associated with revenue contingent upon the future delivery of support services. In addition, we expect to capitalize costs incurred to

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

obtain new client contracts, which is primarily comprised of sales commissions. Such costs, which are expensed as incurred under ASC 605, will be capitalized and amortized over their estimated useful lives under the new standard. We will complete our evaluation during the remainder of fiscal year 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires organizations that lease assets (“lessees”) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Under the new standard, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by management, will also be required. The standard will be effective for the Company beginning in the first quarter of fiscal 2020. Early adoption is permitted. The new standard was initially required to be adopted retrospectively to each prior reporting period presented upon initial adoption. However, in July 2018 the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company will not early adopt the new leasing standard and is still evaluating which transition approach will be implemented upon its adoption.

NOTE 3 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

As of September 30, 2019 and December 31, 2018, other accrued liabilities consist of the following (in thousands):

	2019	2018
Accrued sales and other taxes	$4,671	$5,687
Accrued professional fees	7,977	7,035
Accrued dividends on Redeemable Series A Preferred Stock	3,859	3,521
Current maturities of capital lease obligations	243	387
Income taxes payable	667	767
Other accrued expenses	5,089	3,027
Total other accrued liabilities	$22,506	$20,424

Other accrued expenses includes an amount due to an insurance company as a result of the United States Supreme Court decision, which is described in Note 8.

NOTE 4 — DEBT

Debt is presented net of debt discounts and issuance costs (“DDIC”) in the Company’s balance sheets. As of September 30, 2019 and December 31, 2018, the net carrying value and balance sheet classification of debt is summarized as follows (in thousands):

	2019	2018
Note payable to GP Sponsor, net of DDIC	$—	$2,372
Less current maturities	—	2,372
Long-term debt, net of current maturities	$—	$—

For purposes of classifying current maturities of long-term debt in the Company’s balance sheets, none of the discount is attributed to the current portion until the maturity date is less than one year from the balance sheet date. As discussed below, the Company has repaid the related party note payable to GP Sponsor on June 28, 2019. Also discussed below, the Company repaid in full and terminated its former Credit Facility on July 19, 2018.

Related Party Note Payable

Upon consummation of the merger with GP Investments Acquisition Corp. ("GPIA") in May 2017, an outstanding note payable to GP Sponsor with an initial face amount of approximately $3.0 million was assumed by the Company. This note was originally non-interest bearing and was not due and payable until the outstanding principal balance under the former Credit Facility was less than $95.0 million. At the inception of this note, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the Credit Facility. Interest was initially imputed under this note payable at the rate of 15.0% per

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

annum. The net carrying value of this note payable was $2.1 million as of December 31, 2017, and the Company recognized accretion expense of $0.3 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. This note payable was amended twice in 2018, which resulted in further changes to the effective interest rate and maturity date.

The second amendment to the loan agreement was effective on December 21, 2018, and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as DDIC that was being accreted through the maturity date. In addition, the second amendment provided for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The Company made principal and interest payments totaling $2.7 million during the nine months ended September 30, 2019, respectively. The effective interest rate for accretion of DDIC was 26.4% for the period from December 21, 2018 through June 28, 2019. The note was paid off on June 28, 2019.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual principal and exit fees:
Principal balance	$102,576
Mandatory trigger event exit fees	13,624
Mandatory consulting	2,000
Subtotal	118,200
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,073
Total cash termination payments	$132,830

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Credit Facility:
Interest expense at 12.0%	$—	$631	$—	$7,513
PIK interest at 3.0%	—	162	—	1,886
Accretion expense for funded debt	—	1,071	—	11,670
Make-whole applicable premium:
Credit Facility prepayments	—	—	—	3,103
Payoff of Credit Facility	—	7,307	—	7,307
Accretion expense for GP Sponsor note payable	—	309	185	676
Interest on other borrowings	27	19	190	76
Total interest expense	$27	$9,499	$375	$32,231

Other Debt Financing Expenses

The components of other debt financing expenses are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Write-off of DDIC:
Credit Facility prepayments	$—	$—	$—	$7,169
Payoff of funded Credit Facility	—	44,603	—	44,603
Termination of unfunded Credit Facility	—	2,764	—	2,764
Collateral monitoring fees	—	121	—	1,556
Amortization of DDIC related to unfunded debt	—	70	—	756
Unused line fees	—	42	—	481
Amortization of prepaid agent fees and other	—	775	—	1,002
Total other debt financing fees	$—	$48,375	$—	$58,331

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The changes in the net carrying value of Series A Preferred Stock from December 31, 2018 to September 30, 2019, including the June 2019 Private Placement and March 2019 Private Placement, are set forth below (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Net carrying value as of December 31, 2018	140,846	$113,998
Issuance of shares to settle PIK Dividends on January 2, 2019	1,062	1,062
Additional shares issued on March 7, 2019	6,500	4,432
Accretion of discount for the three months ended March 31, 2019	—	1,359
Net carrying value as of March 31, 2019	148,408	120,851
Issuance of shares to settle PIK Dividends on April 1, 2019	1,059	1,059
Additional shares issued on June 20, 2019	3,500	2,653
Accretion of discount for the three months ended June 30, 2019	—	1,449
Net carrying value as of June 30, 2019	152,967	126,012
Issuance of shares to settle PIK Dividends on July 1, 2019	1,115	1,115
Accretion of discount for the three months ended September 30, 2019	—	1,511
Net carrying value as of September 30, 2019	154,082	$128,638

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to, from the respective issuance date, a cash dividend of 10.0% per annum and a payment-in-kind dividend of 3.0% per annum for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

As required under the CoD, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the third quarter of 2019 were settled on October 1, 2019 to holders of record on September 16, 2019. Accordingly, the Company accrued a current liability for accrued Cash Dividends through September 30, 2019 for $3.9 million. A long-term liability was recorded for $1.1 million of PIK Dividends that accrued through September 30, 2019, and that were settled through the issuance of 1,149 shares of Series A Preferred Stock on October 1, 2019. Presented below is a summary of total and per share dividends declared through September 30, 2019 (dollars in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Dividends Payable in:		Total	Dividends
	Cash	PIK	Dividends	Per Share
Dividends payable as of December 31, 2018	$3,521	$1,056	$4,577	$32.50
Cash Dividends @ 10% per annum	3,593	—	3,593	25.00
PIK Dividends @ 3% per annum	—	1,065	1,065	7.41
Fractional PIK shares settled for cash	13	—	13	0.09
Less dividends settled January 2, 2019	(3,566)	(1,062)	(4,628)	(32.62)
Dividends payable as of March 31, 2019	3,561	1,059	4,620	31.13
Cash Dividends @ 10% per annum	3,747	—	3,747	25.00
PIK Dividends @ 3% per annum	—	1,115	1,115	7.44
Fractional PIK shares settled for cash	9	—	9	0.06
Less dividends settled April 1, 2019	(3,561)	(1,059)	(4,620)	(30.82)
Dividends payable as of June 30, 2019	3,756	1,115	4,871	31.84
Cash Dividends @ 10% per annum	3,852	—	3,852	25.00
PIK Dividends @ 3% per annum	—	1,149	1,149	7.46
Fractional PIK shares settled for cash	7	—	7	0.05
Less dividends settled July 1, 2019	(3,756)	(1,115)	(4,871)	(31.61)
Dividends payable as of September 30, 2019	$3,859	$1,149	$5,008	$32.50

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 15.4 million shares of Common Stock based on 154,082 shares of Series A Preferred Stock outstanding as of September 30, 2019. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6—RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

The Company’s stock option plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. For additional information about the Stock Plans, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2018, included in the 2018 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the nine months ended September 30, 2019.

Restricted Stock Units

For the nine months ended September 30, 2019, the Board of Directors granted restricted stock units (“RSUs”) under the 2013 Plan for an aggregate of approximately 2.9 million shares of Common Stock to members of the Board of Directors, officers and employees of the Company. These RSUs vest over periods ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock on the date of grant of $4.87 per share, the aggregate fair value for the shares underlying the RSUs amounted to $14.1 million as of the grant date that will be recognized as compensation cost over the vesting period. Compensation expense of approximately $1.1 million and $0.3 million was recognized for the three months ended September 30, 2019 and 2018, respectively. Compensation expense of approximately $2.1 million and $0.8 million was recognized for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the unrecognized expense of $10.2 million is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 2.6 years.

Stock Options

On February 13, 2019, the Board of Directors authorized an increase of approximately 2.6 million shares available for grant under the 2013 Plan. For the nine months ended September 30, 2019, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.6 million shares of Common Stock at an exercise prices that were equal to or greater than the fair market value of the Common Stock on the date of grant. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the nine months ended September 30, 2019 (shares in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2018	11,904	$4.00	5.1
Granted	634	5.38
Forfeited	(419)	7.73
Expired	(408)	6.88
Exercised	(2,399)	1.20
Outstanding, September 30, 2019 (3)(4)	9,312	4.52	5.2
Vested, September 30, 2019 (3)	7,459	3.95	4.3

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)
As of September 30, 2019, the aggregate intrinsic value of all stock options outstanding was $10.3 million. As of September 30, 2019, the aggregate intrinsic value of vested stock options was $10.3 million.

(4)	The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.2 million shares as of September 30, 2019.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the nine months ended September 30, 2019 (in thousands):

Available, December 31, 2018	2,758
Stock options granted	(634)
Restricted stock units granted	(2,887)
Expired options under Stock Plans	408
Forfeited options and restricted stock units under Stock Plans	451
Newly authorized by Board of Directors	2,567
Available, September 30, 2019	2,663

The aggregate fair value of approximately 634,000 stock options granted for the nine months ended September 30, 2019 amounted to $1.3 million, or $2.04 per share as of the grant date. Fair value was computed using the Black-Scholes-Merton (“BSM”) method and will result in the recognition of compensation cost over the vesting period of the stock options. For the nine months ended September 30, 2019, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	35%
Dividend yield	0%
Risk-free interest rate	2.35%
Fair value per common share on date of grant	$5.38

As of September 30, 2019 and December 31, 2018, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $2.7 million and $4.0 million, respectively. As of September 30, 2019, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.7 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$247	$246	$625	$612
Sales and marketing	484	504	1,132	1,321
General and administrative	890	428	2,072	1,210
Total	$1,621	$1,178	$3,829	$3,143

Warrants

As of September 30, 2019, warrants are outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2018, included in the 2018 Form 10-K.

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

For the three months ended September 30, 2019 and 2018, our effective rate was 20.6% and (1.1)%, respectively. For the nine months ended September 30, 2019 and 2018, our effective tax rate was 9.1% and (2.3)%, respectively. Our income tax expense was attributable to earnings in foreign jurisdictions subject to income taxes. For both the three and nine months ended September 30, 2019 and 2018, no income tax expense was recorded in the United States as a result of historical net operating losses being incurred. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended September 30, 2019 and 2018.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire from November 2019 to December 2026. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended September 30, 2019 and 2018 was $1.5 million and $1.4 million, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $4.5 million and $4.1 million, respectively.

Future minimum lease payments under the non-cancellable operating lease agreements are as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12 months ending September 30:
2020	$5,569
2021	5,254
2022	4,273
2023	2,692
2024	2,702
Thereafter	5,724
Total	$26,214

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

Retirement Plan

The Company has a qualified 401(k) plan for all eligible U.S. employees. Employees may contribute up to the statutory maximum, which is set by law each year. The plan also provides for discretionary employer contributions in an amount equal to 100% of each employee’s contribution, not to exceed 4% of eligible compensation. The Company’s matching contribution to the plan totaled $0.6 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. The Company's matching contribution to the plan totaled $1.9 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As mandated by the Court of Appeals, on March 30, 2018, Oracle paid the Company $21.5 million for the reversal of the award under state computer access statutes and taxable expenses and interest totaling $21.3 million, and post-judgment interest of

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$0.2 million. Due to collection of this award in cash, the Company recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the year ended December 31, 2018. Additionally, in May 2018, by stipulation of the parties, Oracle deposited $28.5 million into an escrow account with the District Court pending a decision by the District Court on the remanded attorneys’ fees award. On August 14, 2018, the District Court (i) imposed an injunction that was substantially identical to the injunction that the Court of Appeals had vacated in January 2018, and (ii) again awarded Oracle $28.5 million in attorneys’ fees, which were paid by funds deposited by Oracle with the District Court in May 2018.

On August 16, 2018, the Company filed a notice of appeal of the District Court’s renewed injunction and its decision to return the $28.5 million attorneys’ fee award to Oracle. The Company also filed in the District Court a motion to stay the injunction pending appeal. On September 11, 2018, the District Court denied the motion, but granted a temporary 60-day stay for the Company to seek a stay with the Court of Appeals. On September 14, 2018, the Company filed a motion with the Court of Appeals, seeking a stay of the permanent injunction pending appeal and requesting a decision before the expiration of the temporary stay entered by the District Court. On November 5, 2018, the Court of Appeals denied the Company’s motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of the Company’s appeal, and it confirmed the briefing schedule for the appeal. The briefing on our appeal to the Court of Appeals was completed on March 14, 2019, and a hearing on our appeal occurred on July 12, 2019. On August 16, 2019, the Court of Appeals entered an order affirming the permanent injunction and the award of attorneys’ fees that were previously paid to Oracle. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code.

On September 20, 2019 Oracle filed a motion for attorneys’ fees on appeal, in which it requested and estimated fees totaling approximately $0.5 million. On October 9, 2019, the parties stipulated to a withdrawal of Oracle’s motion, with Rimini agreeing to pay Oracle $0.5 million without any admission of wrongdoing. These fees were accrued by the Company as of September 30, 2019.

As long as the injunction is still in place, Oracle may file contempt proceedings against the Company at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe the Company is not in compliance with express terms of the injunction. The Company believes that it is in compliance with the terms of the injunction insofar as they are comprehensible and within the scope of the judgment in Rimini I. On February 27, 2019, Oracle filed in the District Court a motion to reopen discovery in Rimini I and a motion to modify the protective order in Rimini II to permit Oracle to use discovery from Rimini II in Rimini I, in a purported effort to investigate whether the Company is complying with the injunction. On April 4, 2019, the District Court granted Oracle’s motion to reopen discovery in Rimini I, and on May 14, 2019, the District Court granted Oracle’s motion to modify the protective order in Rimini II to permit Oracle to use discovery from that case in Rimini I. Pursuant to the discovery scheduling order issued in Rimini I, Oracle is permitted to conduct limited discovery regarding Rimini’s compliance with the injunction. On September 3, 2019, the Court vacated all prior deadlines for discovery, initial expert disclosure, rebuttal expert disclosure, and for Oracle to file a motion for an order to show cause related to alleged contempt. It is anticipated that discovery will close sometime in the first quarter of 2020, and there is currently no deadline for Oracle to file a motion for an order to show cause.

On November 5, 2019, the Company filed a petition for writ of certiorari in the Supreme Court of the United States (the “U.S. Supreme Court”) appealing the August 19, 2019 judgment of the Court of Appeals. The Company has asked the U.S. Supreme Court to determine whether a district court must take into account a jury’s finding of an infringer’s mental state in considering injunctive relief under the Copyright Act. As of the date of this filing, the U.S. Supreme Court has not made a decision on whether to grant certiorari and certiorari may or may not be granted.

Petition for Rehearing En Banc and Appeal to the U.S. Supreme Court

In January 2018, the Company filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, the Company asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the District Court set the interest rate using a date that precedes the filing of Oracle's complaint, which resulted in an additional judgment amount of approximately $20.2 million that was paid by the Company to Oracle in October 2016. Second, the Company asked the Court of Appeals to rehear the award of non-taxable expenses, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the U.S. Supreme Court and resulted in the Company paying approximately $12.8 million that it would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, the Company filed a petition for writ of certiorari in the U.S. Supreme Court appealing the decision of the Court of Appeals on the non-taxable expenses issue. On September 27, 2018, the U.S. Supreme Court granted the Company’s

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

petition for a writ of certiorari. Briefing on the Company’s appeal was completed in early 2019, and a hearing on the appeal was held on January 14, 2019. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that the Company had previously paid to Oracle (plus interest of $0.2 million). As mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid the Company $13.0 million (the principal amount plus post-judgment interest). The award received by the Company will be required to be shared on a pro rata basis with an insurance company that previously paid for part of the judgment and reimbursed a portion of defense costs after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I. As a result of the U.S. Supreme Court decision, the Company recognized a recovery of the non-taxable expenses for $12.8 million and interest income of $0.2 million for the nine months ended September 30, 2019, excluding any contractual amounts due to the insurance company.

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

Fact discovery with respect to the above action substantially ended by March 2018, and expert discovery ended in September 2018. Briefing on the parties’ motions for summary judgment was completed December 14, 2018, and the parties await the District Court’s ruling on those motions. On February 27, 2019, Oracle filed a motion to modify the protective order to permit Oracle to use discovery from Rimini II in Rimini I, in connection with injunction compliance issues. On May 14, 2019, the District Court granted Oracle’s motion, permitting Oracle to use in Rimini I the discovery gathered in Rimini II.

There is currently no trial date scheduled, and the Company does not expect a trial to occur in this matter earlier than 2021, but the trial could occur earlier or later than that. At this time, the Company does not have sufficient information regarding possible

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

damages exposure for the counterclaims asserted by Oracle or possible recovery by the Company in connection with its claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be reasonably determined. The Company also believes that an award for damages is not probable, so no accrual has been made as of September 30, 2019.

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

Proceeds from the U.S. Supreme Court Decision

On April 5, 2019, the Company received payment from Oracle of $13.0 million related to the U.S. Supreme Court ruling on March 4, 2019, which reversed earlier decisions by the lower courts that Oracle must return approximately $12.8 million in non-taxable expenses previously paid by the Company plus post-judgment interest. The award is required to be shared with an insurance company on a pro rata basis, whereby the insurance company may be entitled to 60% of the award after deducting the Company's costs for all appeal and remand proceedings. As a result, the Company has recognized a recovery of non-taxable expenses of $12.8 million and recorded interest income of $0.2 million for the nine months ended September 30, 2019. The Company also recognized costs of $4.0 million, during the nine months ended September 30, 2019, reflecting the current estimate of the amounts owed to the insurance company to date pursuant to the Settlement Agreement described above. This liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $25.0 million and $30.4 million as of September 30, 2019 and December 31, 2018, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS

Upon consummation of the Merger Agreement, an outstanding note payable to GP Sponsor with a face amount of approximately $3.0 million was assumed by the Company. As discussed more thoroughly in Note 4, the note was amended twice in 2018 whereby the maturity date changed to June 28, 2019 and was repaid in full as of June 28, 2019.
Prior to repayment, the parties agreed that the note would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. The second amendment also provided for monthly principal payments of approximately $0.4 million plus accrued interest. An affiliate of GP Sponsor is member of the Company’s Board of Directors.

An affiliate of Adams Street Partners ("ASP") is a member of the Company’s Board of Directors. As of September 30, 2019, ASP owned approximately 35.3% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement discussed in Note 5 for total consideration of approximately $19.2 million. As of September 30, 2019, ASP had voting control of approximately 31.1% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with the 19,754 shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the amended Credit Facility discussed in Note 4, ASP owned a $10.0 million indirect interest in the amended Credit Facility. For the three months ended September 30, 2019 and 2018, the Company recognized revenue for software support services provided to certain ASP investees for an aggregate of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized revenue for software support services provided to certain ASP investees for approximately $1.0 million and $1.2 million, respectively. Accounts receivable includes $0.9 million and $1.2 million due from ASP investees for software support services as of September 30, 2019 and December 31, 2018, respectively.

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
For both the three months and nine months ended September 30, 2019 and 2018, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following table sets forth the computation of basic and diluted net income attributable to common stockholders for both the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income attributable to common stockholders:
Net income (loss)	$1,739	$(48,368)	$17,650	$(70,307)
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(3,852)	(2,845)	(11,192)	(2,845)
PIK dividends declared	(1,156)	(846)	(3,358)	(846)
Accretion of discount	(1,511)	(1,011)	(4,319)	(1,011)
	(4,780)	(53,070)	(1,219)	(75,009)
Undistributed earnings allocated using the two-class method	—	—	—	—
Net loss attributable to common stockholders	$(4,780)	$(53,070)	$(1,219)	$(75,009)

	2019	2018	2019	2018
Weighted average number of shares of Common Stock outstanding	66,696	62,590	65,625	60,565
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	15,408	11,261	14,926	3,795
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	82,104	73,851	80,551	64,360
Percentage of shares allocable to Series A Preferred Stock	18.8%	15.2%	18.5%	5.9%
Weighted average number of shares of Common Stock outstanding:
Basic and diluted	66,696	62,590	65,625	60,565
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.85)	$(0.02)	$(1.24)

For the three and nine months ended September 30, 2019 and 2018, basic and diluted loss per share attributable to common stockholders were the same because all Common Stock equivalents were anti-dilutive.

As of September 30, 2019 and 2018, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018
Series A Preferred Stock	15,408	14,000
Restricted stock units	2,887	184
Stock options	9,312	12,289
Warrants	18,128	18,128
Total	45,735	44,601

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and nine months ended September 30, 2018, the Company’s embedded derivative liability was the only liability that was carried at fair value on a recurring basis and was classified within Level 3 of the fair value hierarchy. Details of the embedded derivative, including valuation methodology and key assumptions and estimates used, were disclosed in Part II, Item 8 of our 2018 Form 10-K, in the Company's audited consolidated financial statements for the year ended December 31, 2018, within Note 5. All embedded derivative liabilities were eliminated on July 19, 2018 upon termination of the Credit Facility. As a result, these embedded derivatives did not exist as of September 30, 2018 and had an aggregate fair value of $1.6 million as of December 31, 2017, respectively. The change in fair value of embedded derivatives resulted in the Company recognizing a gain of $7.8 million and $1.6 million for the three and nine months ended September 30, 2018, respectively. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. As of September 30, 2019, the Company does not have any assets or liabilities that are carried at fair value on a recurring basis.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following table shows revenues by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States of America	$44,555	$40,363	$131,445	$119,405
International	24,397	22,266	71,723	65,678
Total	$68,952	$62,629	$203,168	$185,083

No customers represented more than 10% of revenue for the three months or nine months ended September 30, 2019 or 2018. As of September 30, 2019 and December 31, 2018, no customers accounted for more than 10% of total net accounts receivable.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2019 and December 31, 2018, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $34.3 million and $19.9 million, respectively. As of September 30, 2019 and December 31, 2018, the Company had restricted cash of $0.4 million and $0.4 million, respectively. The Company has never experienced any losses related to these balances.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•	the evolution of the enterprise software management and support landscape facing our customers and prospects;

•	our ability to educate the market regarding the advantages of our enterprise software management and support services and products;

•	estimates of our total addressable market;

•	projections of customer savings;

•	our ability to maintain an adequate rate of revenue growth;

•	our expectations about future financial, operating and cash flow results;

•	the sufficiency of future cash and cash equivalents to meet our liquidity requirements;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our ability to expand our leadership position in independent enterprise software support and sell our new application managed services;

•	our ability to attract and retain customers;

•	our ability to further penetrate our existing customer base;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner, including our recently announced salesforce.com and application management services offerings;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

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

In August 2019, we announced plans to globally offer our Application Management Services (“AMS”) for SAP, expanding the scope of support we will offer clients globally. We are already providing the service to clients in North and South America. The service includes system administration, monitoring, and tasks that would be considered standard for operating the SAP system day-to-day.

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

As of September 30, 2019, we employed over 1,210 professionals and supported over 2,030 active clients globally, including 76 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended September 30, 2019 and 2018, we generated revenue of $69.0 million and $62.6 million, respectively, representing an increase of 10%. We have a history of losses, and as of September 30, 2019, we had an accumulated deficit of $354.7 million. Approximately 65% and 64% of our revenue was generated in the United States for the three months ended September 30, 2019 and 2018, respectively. Approximately 35% and 36% of our revenue was generated in foreign jurisdictions for the three months ended September 30, 2019 and 2018, respectively.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of September 30, 2019, we no longer have any outstanding contractual debt obligations under a former note payable to a related party. In addition as discussed in Notes 4 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, we terminated our former Credit Facility on July 19, 2018.

We intend to continue investing for long-term growth. We have invested and expect to continue investing in expanding our ability to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. We currently expect to be profitable for the year ending December 31, 2019. However, we expect that cash dividends, PIK dividends and the related accretion for our Series A Preferred Stock for the year ended December 31, 2019 will leave us with a net loss attributable to common stockholders.

Recent Developments

Reference is made to Note 5 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recent developments related to the securities purchase agreements entered into on June 20, 2019 and March 7, 2019, and the related private placements of Series A Preferred Stock, Common Stock and Convertible Notes.

Additionally, reference is made to Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments in our litigation with Oracle. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest) on April 5, 2019. As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million for the nine months ended September 30, 2019. The award that we received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I. Therefore, we also incurred costs of $4.0 million for the nine months ended September 30, 2019, reflecting the current estimated contractual amounts due to the insurance company to date. We recorded a benefit of $0.3 million during the three months ended September 30, 2019 as we incurred additional appeal and remand proceeding costs during the period. The liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred. Further, on August 16, 2019, U.S. Court of Appeals for the Ninth Circuit (the "Court of Appeals") entered an order affirming the permanent injunction in Rimini I and the award of attorneys’ fees that were previously paid to Oracle. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the district court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of September 30, 2019 and 2018, we had over 2,030 and 1,730 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of September 30, 2019 and 2018, we had over 1,150 and 1,010 unique clients, respectively.

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

Our annualized subscription revenue was approximately $274 million and $250 million as of September 30, 2019 and 2018, respectively. We believe the sequential increase in annualized subscription revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92% for both the 12 months ended September 30, 2019 and 2018, respectively.

Gross profit percentage

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by revenue. Our gross profit percentage was approximately 62.4% and 64.5% for the three months ended September 30, 2019 and 2018, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

Our consolidated statements of operations for the three months ended September 30, 2019 and 2018, are presented below (in thousands):

	Three Months Ended September 30,		Variance
	2019	2018	Amount	Percent
Revenue	$68,952	$62,629	$6,323	10.1%
Cost of revenue:
Employee compensation and benefits	17,518	15,891	1,627	10.2%
Engineering consulting costs	3,698	2,635	1,063	40.3%
Administrative allocations (1)	3,035	2,537	498	19.6%
All other costs	1,664	1,157	507	43.8%
Total cost of revenue	25,915	22,220	3,695	16.6%
Gross profit	43,037	40,409	2,628	6.5%
Gross margin	62.4%	64.5%
Operating expenses:
Sales and marketing	26,716	22,312	4,404	19.7%
General and administrative	10,472	8,585	1,887	22.0%
Litigation costs and related recoveries, net	3,303	6,990	(3,687)	(52.7)%
Total operating expenses	40,491	37,887	2,604	6.9%
Operating income	2,546	2,522	24	1.0%
Non-operating income and (expenses):
Interest expense	(27)	(9,499)	9,472	(99.7)%
Other debt financing expenses	—	(48,375)	48,375	(100.0)%
Gain from change in fair value of embedded derivatives	—	7,800	(7,800)	(100.0)%
Other expense, net	(329)	(306)	(23)	7.5%
Income (loss) before income taxes	2,190	(47,858)	50,048	(104.6)%
Income tax expense	(451)	(510)	59	(11.6)%
Net income (loss)	$1,739	$(48,368)	$50,107	(103.6)%

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

Revenue. Revenue increased from $62.6 million for the three months ended September 30, 2018 to $69.0 million for the three months ended September 30, 2019, an increase of $6.3 million or 10%. The increase was driven by a 15% increase in the average number of unique clients from approximately 980 for the three months ended September 30, 2018 to approximately 1,130 for the three months ended September 30, 2019. On a geographic basis, United States revenue grew from $40.4 million for the three months ended September 30, 2018 to $44.6 million for the three months ended September 30, 2019, an increase of $4.2 million or 10%. Our International revenue grew from $22.3 million for the three months ended September 30, 2018 to $24.4 million for the three months ended September 30, 2019, an increase of $2.1 million or 10%.

Our former multi-draw term loan financing agreement (the "Credit Facility") included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during fiscal 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended and were eliminated in July 2018 as a result of the termination of the Credit Facility. The October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into revenue. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions, and we are encountering increased competitive discounting by enterprise software vendors. As a result, our 2019 versus 2018 quarter-over-quarter revenue growth decreased from approximately 17% for the third quarter of 2018 to 10% for the third quarter of 2019. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 10% for the third quarter of 2019 versus the comparable period in 2018 is expected to result in similar or potentially relative lower revenue growth rates at least through 2019, or longer if our investment in sales and marketing does not result in increased sales activity.

Cost of revenue. Cost of revenue increased from $22.2 million for the three months ended September 30, 2018 to $25.9 million for the three months ended September 30, 2019, an increase of $3.7 million or 17%. The key drivers related to the cost of revenue increase were a $1.6 million increase in compensation costs and a $1.1 million increase in engineering consulting costs for the three months ended September 30, 2019 compared to 2018. The compensation cost increase was attributable to an increase in the average number of employees of 60 required to support the revenue growth. In addition, administrative allocations increased $0.5 million and all other costs increased $0.5 million for the three months ended September 30, 2019 compared to 2018 as technology and security costs increased.

As discussed in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, in August 2018 Oracle obtained a permanent injunction from the U. S. District Court for the District of Nevada (the "District Court"), which had been temporarily stayed pending appeal that prohibits us from using certain processes that required us to incur additional labor costs to provide support for our clients as contracted. Since the permanent injunction is currently in place, we have incurred and will continue to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the "Rimini II" lawsuit and that have not been found to be infringing. The briefing on our appeal of the permanent injunction in the U.S. Court of Appeals for the Ninth Circuit (the "Court of Appeals") was completed on March 14, 2019, and a hearing on our appeal was held on July 12, 2019. On August 16, 2019, the Court of Appeals entered an order affirming the permanent injunction and the award of attorneys’ fees that were previously paid to Oracle. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code.

Gross profit. For the three months ended September 30, 2019, total cost of revenue increased by 17%, compared to an increase in revenue of 10% for the three months ended September 30, 2019. As a result, our gross profit margin decreased to 62% for the three months ended September 30, 2019 from 65% for the three months ended September 30, 2018. This decrease in gross margin reflects, in part, our investment in the launch of new products and services, including our new AMS product.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 36% for the three months ended September 30, 2018 to 39% for the three months ended September 30, 2019. In dollar terms, sales and marketing expenses increased from $22.3 million for the three months ended September 30, 2018 to $26.7 million for the three months ended September 30, 2019, an increase of $4.4 million or 20%. This increase was primarily due to (i) an increase in employee compensation and benefits of $2.9 million, (ii) an increase in shared service allocations for facilities, security and technology of $0.6 million, (iii) an increase in contract labor of $0.4 million and an increase in other costs of $0.5 million. Our overall spending increased as we attempt to accelerate our future revenue growth by investing in more resources, which is now possible as we no longer have a sales and marketing spending ratio covenant in place due to the termination of former Credit Facility in July 2018.

The $2.9 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended September 30, 2019, was primarily due to an increase in salaries, wages and benefit costs of $2.5 million due to an 14% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $0.4 million.

General and administrative expenses. General and administrative expenses increased from $8.6 million for the three months ended September 30, 2018 to $10.5 million for the three months ended September 30, 2019, an increase of $1.9 million or 22%. This increase was primarily due to higher costs in salaries, wages and benefit costs of $1.1 million for the three months ended September 30, 2019 as the average number of employees increased by 11 or 5% and higher bonus costs of $0.2 million. In addition, our sales tax expense and other taxes increased $1.1 million during the three months ended September 30, 2019 due to a larger sales tax benefit during the 2018 period. During the three months ended September 30, 2018, we began billing our clients for sales taxes and settled various state sales tax positions. These increases were offset by a decrease in other costs of $0.5 million during the three months ended September 30, 2019.

Looking forward on a quarter-over-quarter basis, we expect to continue to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with our transition to being a public company and no longer being classified as an “emerging growth company.” Public company costs that are expected to increase in the future include additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, we expect our general and administrative expenses will continue to increase in future periods.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended September 30, 2019 and 2018, consist of the following (in thousands):

	2019	2018	Change
Professional fees and other costs of litigation	$3,642	$6,990	$(3,348)
Litigation appeal refunds	—	—	—
Insurance costs and recoveries, net	(339)	—	(339)
Litigation costs and related recoveries, net	$3,303	$6,990	$(3,687)

Professional fees and other costs associated with litigation decreased from $7.0 million for the three months ended September 30, 2018 to $3.6 million for the three months ended September 30, 2019, a decrease of $3.3 million. This decrease was primarily due to lower costs associated with discovery work on the Rimini II litigation, the Rimini I appeal, and the United States Attorney's Office (the "USAO") inquiry during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

In May 2018, we also appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million during our first quarter of 2019. The award received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I. As a result, we had accrued a liability for the estimated amount due to the insurance company as of the end of the third quarter of 2019.

Insurance costs and related recoveries, net increased from no amount for the three months ended September 30, 2018 to a net recovery of $0.3 million for the three months ended September 30, 2019. This was due to us incurring costs associated with appeal and remand proceedings in Rimini I, thereby reducing the amount owed to the insurance company which had been recorded during the first quarter of 2019. The remaining liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

Interest expense. Interest expense decreased from $9.5 million for the three months ended September 30, 2018 to $27 thousand for the three months ended September 30, 2019, a decrease of $9.5 million or approximately 100%. Reductions in interest expense were primarily due to the payoff of the former Credit Facility on July 19, 2018, including reductions of (i) a make-whole applicable premium incurred upon payoff of the Credit Facility on July 19, 2018 of $7.3 million, (ii) interest payable at 12.0% of $0.6 million, (iii) PIK interest payable at 3.0% of $0.2 million, and (iv) accretion expense of $1.1 million, incurred during the three months ended September 30, 2018. Interest expense also decreased due to a net reduction in accretion expense related to the GP Sponsor note payable of $0.3 million. The note was paid off on June 28, 2019.

Other debt financing expenses. Other debt financing expenses decreased from $48.4 million for the three months ended September 30, 2018 to none for the three months ended September 30, 2019 due to the payment and termination of the former Credit Facility on July 19, 2018. The elimination of other debt financing expenses primarily resulted from the payoff of the Credit Facility on July 19, 2018, which resulted in charges for the write-off of DDIC for the funded debt of $44.6 million, the unfunded debt of $2.8 million, and the write-off of agent fees and other charges of $0.8 million. Other decreases included lower collateral monitoring of $0.1 million as well as amortization and unused line fees of $0.1 million due to the shorter period that the Credit Facility was outstanding.

Gain on change in fair value of embedded derivatives. Upon the termination of the former Credit Facility on July 19, 2018, we no longer recognized a liability for embedded derivatives associated with this instrument and recognized a corresponding gain in the third quarter of 2018. For the three months ended September 30, 2018, we recognized a gain on change in fair value of embedded derivatives of $7.8 million. For the three months ended September 30, 2019, there was no corresponding activity due to the termination of the former Credit Facility, resulting in a change of $7.8 million.

Other expense, net. Other expense, net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended September 30, 2019, net other expense of approximately $0.3 million was comprised primarily by foreign exchange losses of approximately $0.3 million. For the three months ended September 30, 2018, net other expense of $0.3 million was also comprised primarily of foreign exchange losses.

Income tax expense. We had an income tax expense of $0.5 million for both the three months ended September 30, 2018 and for the three months ended September 30, 2019. All of our income tax expense is attributable to our foreign operations. For the three months ended September 30, 2019 and 2018, no income tax expense was recognized in the United States due to utilization of net operating loss carryforwards.

Comparison of Nine Months Ended September 30, 2019 and 2018

Our consolidated statements of operations for the nine months ended September 30, 2019 and 2018, are presented below (in thousands):

	Nine Months Ended September 30,		Variance
	2019	2018	Amount	Percent
Revenue	$203,168	$185,083	$18,085	9.8%
Cost of revenue:
Employee compensation and benefits	51,644	48,078	3,566	7.4%
Engineering consulting costs	10,116	9,873	243	2.5%
Administrative allocations (1)	8,887	7,785	1,102	14.2%
All other costs	4,139	6,109	(1,970)	(32.2)%
Total cost of revenue	74,786	71,845	2,941	4.1%
Gross profit	128,382	113,238	15,144	13.4%
Gross margin	63.2%	61.2%
Operating expenses:
Sales and marketing	76,437	65,616	10,821	16.5%
General and administrative	34,162	29,714	4,448	15.0%
Litigation costs and related recoveries, net	(2,648)	(3,866)	1,218	(31.5)%
Total operating expenses	107,951	91,464	16,487	18.0%
Operating income	20,431	21,774	(1,343)	(6.2)%
Non-operating income and (expenses):
Interest expense	(375)	(32,231)	31,856	(98.8)%
Other debt financing expenses	—	(58,331)	58,331	(100.0)%
Gain from change in fair value of embedded derivatives	—	1,600	(1,600)	(100.0)%
Other expense, net	(629)	(1,546)	917	(59.3)%
Income (loss) before income taxes	19,427	(68,734)	88,161	(128.3)%
Income tax expense	(1,777)	(1,573)	(204)	13.0%
Net income (loss)	$17,650	$(70,307)	$87,957	(125.1)%

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

Revenue. Revenue increased from $185.1 million for the nine months ended September 30, 2018 to $203.2 million for the nine months ended September 30, 2019, an increase of $18.1 million or 9.8%. The increase was driven by a 14% increase in the average number of unique clients from approximately 960 for the nine months ended September 30, 2018 to approximately 1,100 for the nine months ended September 30, 2019. On a geographic basis, United States revenue grew from $119.4 million for the nine months ended September 30, 2018 to $131.4 million for the nine months ended September 30, 2019, an increase of $12.0 million or 10%. Our International revenue grew from $65.7 million for the nine months ended September 30, 2018 to $71.7 million for the nine months ended September 30, 2019, an increase of $6.0 million or 9%.

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

Cost of revenue. Cost of revenue increased from $71.8 million for the nine months ended September 30, 2018 to $74.8 million for the nine months ended September 30, 2019, an increase of $2.9 million or 4%. The key driver, resulting in an increase in cost of revenue, was a $3.6 million increase in employee compensation and benefit costs as we experienced an increase in the average number of employees of 46 to support our revenue growth. In addition, the administrative allocations increased by approximately $1.1 million and engineering consulting costs increased by $0.2 million during the nine months ended September 30, 2019 compared to the same period in 2018. The administrative allocations resulted from an increase in technology and security costs. Offsetting these increases was a $2.0 million decline in all other costs, which was due primarily to incurring costs associated with our Global Service Delivery conference during the 2018 period, but not during the current period.

As discussed in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, in August 2018 Oracle obtained a permanent injunction from the U. S. District Court for the District of Nevada (the "District Court"), which had been temporarily stayed pending appeal that prohibits us from using certain processes that required us to incur additional labor costs to provide support for our clients as contracted. Since the permanent injunction is currently in place, we have incurred and will continue to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the "Rimini II" lawsuit and that have not been found to be infringing. The briefing on our appeal of the permanent injunction in the U.S. Court of Appeals for the Ninth Circuit (the "Court of Appeals") was completed on March 14, 2019, and a hearing on our appeal was held on July 12, 2019. On August 16, 2019, the Court of Appeals entered an order affirming the permanent injunction and the award of attorneys’ fees that were previously paid to Oracle. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code.

Gross profit. For the nine months ended September 30, 2019, total cost of revenue increased by 4%, compared to an increase in revenue of 10% for the nine months ended September 30, 2019. Since our costs grew at a slower rate than our revenue, gross profit in dollar terms increased by 13% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. As a result, our gross profit margin increased to 63% for the nine months ended September 30, 2019 from 61% for the nine months ended September 30, 2018.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 35% for the nine months ended September 30, 2018 to 38% for the nine months ended September 30, 2019. In dollar terms, sales and marketing expenses increased from $65.6 million for the nine months ended September 30, 2018 to $76.4 million for the nine months ended September 30, 2019, an increase of $10.8 million or 16%. This increase was primarily due to (i) an increase in employee compensation and benefits of $9.2 million, (ii) an increase in shared service allocations for facilities, security and technology of $2.2 million, and (iii) an increase in contract labor of $1.1 million. These increases were offset by a decrease in travel and business meeting costs of $1.6 million because our sales and marketing staff did not hold our sales kick-off meeting during the nine months ended September 30, 2019, whereas we did hold the event during the nine months ended September 30, 2018. In addition, our advertising and other marketing and promotion costs decreased $0.3 million for the nine months ended September 30, 2019. Our overall spending increased as we attempt to accelerate our future revenue growth by investing in more resources, which is now possible as we no longer have a sales and marketing spending ratio covenant in place due to the termination of our former Credit Facility in July 2018.

The $9.2 million increase in sales and marketing expense attributable to employee compensation and benefits for the nine months ended September 30, 2019, was primarily due to an increase in salaries, wages and benefit costs of $7.7 million due to a 21% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $1.5 million.

General and administrative expenses. General and administrative expenses increased from $29.7 million for the nine months ended September 30, 2018 to $34.2 million for the nine months ended September 30, 2019, an increase of $4.4 million or 15%. This increase was primarily due to higher costs in salaries, wages and benefit costs of $3.1 million for the nine months ended September 30, 2019 as the average number of employees increased by 19 or 9% and higher bonus payouts of $0.8 million. In addition, our sales tax expense and other taxes increased $0.9 million during the nine months ended September 30, 2019 due to a larger sales tax benefit during the 2018 period. During the nine months ended September 30, 2018, we began billing our clients for sales taxes and settled various state sales tax positions. These increases were offset by a decrease in other costs of $0.4 million during the nine months ended September 30, 2019.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the nine months ended September 30, 2019 and 2018, consist of the following (in thousands):

	2019	2018	Change
Professional fees and other costs of litigation	$6,127	$25,002	$(18,875)
Litigation appeal refunds	(12,775)	(21,285)	8,510
Insurance costs and recoveries, net	4,000	(7,583)	11,583
Litigation costs and related recoveries, net	$(2,648)	$(3,866)	$1,218

Professional fees and other costs associated with litigation decreased from $25.0 million for the nine months ended September 30, 2018 to $6.1 million for the nine months ended September 30, 2019, a decrease of $18.9 million. This decrease was primarily due to lower costs associated with discovery work on the Rimini II litigation, the Rimini I appeal, and the United States Attorney's Office (the "USAO") inquiry during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. In addition, the Company resolved a dispute with a vendor, which resulted in a non-recurring benefit of $1.8 million to professional fees and litigation costs during the nine months ended September 30, 2019.

Litigation appeal refunds decreased from $21.3 million for the nine months ended September 30, 2018 to $12.8 million for the nine months ended September 30, 2019. Over a six-year period through October 2016, we were actively engaged in the Rimini I litigation, for which we paid a judgment of $124.4 million in October 2016. On March 31, 2018, Oracle paid us approximately $21.5 million including post-judgment interest of $0.2 million for the reversal of the award under state computer access statutes mandated by the Court of Appeals. Due to the collection of this award in cash, we recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the nine months ended September 30, 2018.

In May 2018, we also appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million for the nine months ended September 30, 2019. The award received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I.

Insurance costs and related recoveries, net increased from a net recovery of $7.6 million for the nine months ended September 30, 2018 to net costs of $4.0 million for the nine months ended September 30, 2019. During the first quarter of 2018, Rimini II legal fees exceeded the $8.0 million balance of the deferred settlement liability which was eliminated through the recognition of insurance recoveries. As a result, we recognized an $8.0 million deferred gain for the nine months ended September 30, 2018 offset by $0.4 million owed to an insurance company. As noted above, we recognized costs of $4.0 million for the nine months ended September 30, 2019 reflecting our current estimate of the amounts owed to the insurance company to date from the amounts refunded by Oracle from the Rimini I litigation. The liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

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

Interest expense. Interest expense decreased from $32.2 million for the nine months ended September 30, 2018 to $0.4 million for the nine months ended September 30, 2019, a decrease of $31.9 million or 99%. Reductions in interest expense were primarily due to the payoff of the former Credit Facility on July 19, 2018, including reductions of (i) interest payable at 12.0% of $7.5 million, (ii) PIK interest payable at 3.0% of $1.9 million, (iii) accretion expense of $11.7 million, and (iv) make-whole applicable premium of $3.1 million incurred during the three months ended March 31, 2018 and a make-whole applicable premium of $7.3 million upon payoff of the Credit Facility on July 19, 2018. Interest expense also decreased due to a net reduction in accretion expense related to the GP Sponsor note payable of $0.5 million. The note was paid off on June 28, 2019.

Other debt financing expenses. Other debt financing expenses decreased from $58.3 million for the nine months ended September 30, 2018 to none for the nine months ended September 30, 2019 due to the payment and termination of the former Credit Facility on July 19, 2018. The elimination of other debt financing expenses primarily resulted from the payoff of the Credit Facility on July 19, 2018, which resulted in charges for the write-off of DDIC for the funded debt of $44.6 million and the unfunded debt of $2.8 million. In addition, there were other costs which were not incurred during 2019 due to the payoff of the Credit Facility such as write-offs of DDIC due to mandatory prepayments of $7.2 million, collateral monitoring fees of $1.6 million and amortization as well as unused line fees totaling approximately $2.2 million.

Gain on change in fair value of embedded derivatives. Upon the termination of the former Credit Facility on July 19, 2018, we no longer recognized a liability for embedded derivatives associated with this instrument and recognized a corresponding gain in the third quarter of 2018. For the nine months ended September 30, 2018, we recognized a gain on change in fair value of embedded derivatives of $1.6 million. For the nine months ended September 30, 2019, there was no corresponding activity due to the termination of the former Credit Facility, resulting in a change of $1.6 million.

Other expense, net. Other expense, net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the nine months ended September 30, 2019, net other expense of approximately $0.6 million was primarily comprised of foreign exchange losses amounting to approximately $0.8 million, offset in part by interest income of $0.2 million related to the U.S. Supreme Court decision noted above. For the nine months ended September 30, 2018, net other expense of $1.5 million was comprised of foreign exchange losses for $0.8 million, write-off of deferred financing costs of $0.7 million related to an unsuccessful debt refinancing, and other non-operating expenses of $0.2 million. These amounts, which totaled $1.7 million, were partially offset by interest income of $0.2 million.

Income tax expense. We had an income tax expense of $1.6 million for the nine months ended September 30, 2018 compared to income tax expense of $1.8 million for the nine months ended September 30, 2019. All of our income tax expense is attributable to our foreign operations. For the nine months ended September 30, 2019 and 2018, no income tax expense was recognized in the United States due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

Overview

As of September 30, 2019, we had a working capital deficit of $99.3 million and an accumulated deficit of $354.7 million. For the three months ended September 30, 2019, we had a net income of $1.7 million. As of September 30, 2019, we had available cash, cash equivalents and restricted cash of $42.2 million.

A key component of our business model requires that substantially all customers prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $167.0 million that is included in current liabilities as of September 30, 2019. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to customers are currently limited to approximately 38% of the related deferred revenue based on our gross profit percentage of 62% for the three months ended September 30, 2019.

For the next year, we believe that cash, cash equivalents and restricted cash of $42.2 million as of September 30, 2019, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

For the nine months ended September 30, 2019, we generated cash flows from our operating activities of approximately $21.0 million, which was derived from our cash earnings of approximately $23.3 million and offset by unfavorable changes in operating assets and liabilities of approximately $(2.3) million. We believe that our operating cash flows for the year ending December 31, 2019 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

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

The June 2019 Private Placement, the March 2019 Private Placement and the Initial Private Placement improved our liquidity and capital resources whereby future cash payments are expected to be limited to annual cash dividends ranging from $15.1 million to $16.8 million over the next four years as compared to payments under our former Credit Facility.

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

Debt

Our debt obligations consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	2019	2018
Note payable to GP Sponsor, net of discount	$—	$2,372
Less current maturities	—	2,372
Long-term debt, net of current maturities	$—	$—

The GP Sponsor note payable was paid off on June 28, 2019. For additional information about our debt obligations, please refer to Note 4 to our unaudited condensed consolidated financial statement in Part I, Item 1 of this Report.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018
Net cash provided by (used in):
Operating activities	$20,985	$17,551
Investing activities	(1,354)	(890)
Financing activities	(2,283)	(31,586)

Cash Flows Provided by Operating Activities

A key component of our business model requires that customers typically prepay us annually for the services which we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities for the nine months ended September 30, 2019 and 2018, are as follows (in thousands):

	2019	2018
Net income (loss)	$17,650	$(70,307)
Non-cash expenses and non-operating expenses, net	5,602	83,325
Changes in operating assets and liabilities, net	(2,267)	4,533
Net cash provided by operating activities	$20,985	$17,551

For the nine months ended September 30, 2019, cash flows provided by operating activities amounted to approximately $21.0 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2019, included our net income of $17.7 million, as adjusted for non-cash and non-operating expenses totaling $5.6 million and unfavorable changes in operating assets and liabilities of $(2.3) million, resulting in net cash provided by operating activities of $21.0 million.

For the nine months ended September 30, 2018, cash flows provided by operating activities amounted to $17.6 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2018, included our net loss of $70.3 million, as adjusted for non-cash and non-operating expenses totaling $83.3 million and favorable changes in operating assets and liabilities of $4.5 million, resulting in net cash provided by operating activities of $17.6 million. Non-cash and non-operating expenses of $83.3 million for the nine months ended September 30, 2018, included the write-off of DDIC of $54.5 million, accretion and amortization expense of debt discount and issuance costs for $13.1 million, make-whole applicable premium of $10.4 million, stock-based compensation expense of $3.1 million, PIK interest expense of $1.9 million, depreciation and amortization expense of $1.4 million, and write-off of deferred debt financing costs of $0.7 million. These non-cash and non-operating expenses were offset by a gain from change in fair value of embedded derivatives of $1.6 million and a deferred income tax benefit of $0.3 million. Net changes in operating assets and liabilities, for the nine months ended September 30, 2018, provided $4.5 million of operating cash flow that was derived from customer cash collections that resulted in a reduction accounts receivable of $20.2 million. This benefit was partially offset by (i) a reduction in the deferred insurance settlement liability of $8.0 million, (ii) a reduction in the deferred revenue of $5.8 million, (iii) an increase in prepaid expenses and other of $1.1 million, and (iv) a decrease in accounts payable and accrued liabilities of $0.7 million.

Cash Flows Used in Investing Activities

Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $1.4 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019, capital expenditures of approximately $1.4 million consisted primarily of $0.7 million for leasehold improvements, furniture and fixtures, and new computer equipment related to our U.S. facilities, and $0.6 million for computer equipment at our foreign locations, primarily in India.

For the nine months ended September 30, 2018, capital expenditures of $0.9 million included $0.5 million primarily for new computer equipment at our U.S. facilities, and $0.3 million for computer equipment and software for our facility in India, and $0.1 million for computer equipment and software at our facility in Brazil.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019, cash utilized in financing activities of approximately $2.3 million which was attributable to dividend payments of $10.9 million, payments of $2.6 million on our GP Sponsor loan, payments of $0.5 million related to transaction costs for both the June 2019 SPA and March 2019 SPA and capital lease payments of $0.4 million, which were offset, in part, by proceeds received of $9.1 million from both the June 2019 SPA and March 2019 SPA transactions and proceeds received of $2.9 million from stock option exercises.

For the nine months ended September 30, 2018, cash used in financing activities was $31.6 million. For the nine months ended September 30, 2018, we had $134.3 million of sources of cash from financing activities that consisted of $133.0 million of proceeds from the issuance of Series A Preferred Stock and Common Stock in the Initial Private Placement, and $1.3 million from the exercise of stock options. For the nine months ended September 30, 2018, our financing activities resulted in cash outflows that totaled $165.9 million. The key uses of cash from financing activities consisted of (i) payments under the Credit Facility for principal and other contractual obligations of $145.4 million, (ii) make-whole applicable premium payments of $10.4 million, (iii) payments for DDIC and other financing costs of $5.7 million, (iv) payments for deferred offering costs related to the Private Placement of $3.9 million, and (v) principal payments under capital lease obligations of $0.5 million. Principal payments under the Credit Facility consisted of a mandatory prepayment in April 2018 of $17.9 million from collection of the Rimini I appeal award, $2.0 million of mandatory consulting fees under the Credit Facility in June 2018, scheduled principal payments of $7.3 million, and a cash payment of $118.2 million upon payoff of the Credit Facility on July 19, 2018. Payments for DDIC and other financing costs totaled $5.7 million, which consisted of $5.0 million of Credit Facility amendment fees that were incurred in 2017, and $0.7 million related to an unsuccessful debt financing that was charged to expense for the nine months ended September 30, 2018. Payments for deferred offering of $3.9 million were related to the Initial Private Placement.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of September 30, 2019, we had cash and cash equivalents of $7.8 million in our foreign subsidiaries.

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

For both the three and nine months ended September 30, 2019, there were no material changes to the critical accounting policies as disclosed in Item 7 of our 2018 Form 10-K.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For

the three months ended September 30, 2019 and 2018, we generated approximately 35% and 36% of our revenue from our international business, respectively. For the nine months ended September 30, 2019 and 2018, we generated approximately 35% and 35% of our revenue from our international businesses, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of September 30, 2019, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

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

On August 16, 2018, we filed a notice of appeal of the District Court’s renewed injunction and its decision to return the $28.5 million attorneys' fee award Oracle. We also filed in the District Court a motion to stay the injunction pending appeal. On September 11, 2018, the District Court denied the motion, but granted a temporary 60-day stay for the Company to obtain a stay with the Court of Appeals. On November 5, 2018, the Court of Appeals denied our motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of our appeal, and it confirmed the briefing schedule for the appeal. We intend to continue pursuing our appeal of the injunction and the attorneys’ fee award. The briefing on our appeal to the Court of Appeals was completed on March 14, 2019, and a hearing on our appeal occurred on July 12, 2019. The briefing on our appeal to the Court of Appeals was completed on March 14, 2019, and a hearing on our appeal occurred on July 12, 2019. On August 16, 2019, the Court of Appeals entered an Order affirming the permanent injunction and the award of attorneys’ fees that were previously paid to Oracle. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the district court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code.

On November 5, 2019, we filed a petition for writ of certiorari in the U.S. Supreme Court appealing the August 19, 2019 judgment of the Court of Appeals. We have asked the U.S. Supreme Court to determine whether a district court must take into account a jury’s finding of an infringer’s mental state in considering injunctive relief under the Copyright Act. As of the date of this filing, the U.S. Supreme Court has not made a decision on whether to grant certiorari.

On September 20, 2019, Oracle filed a motion for attorneys’ fees on appeal, in which it requested and estimated fees totaling approximately $0.5 million. On October 9, 2019, the parties stipulated to a withdrawal of Oracle’s motion, with Rimini agreeing to pay Oracle $0.5 million.

As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (as defined below) and that have not been found to be infringing. On February 27, 2019, Oracle filed a motion to reopen discovery in Rimini I and a motion to modify the protective order in Rimini II to permit Oracle to use discovery from Rimini II in Rimini I, in a purported effort to investigate whether we are complying with the injunction. On April 4, 2019, the District Court granted Oracle’s motion to reopen discovery in Rimini I, and on May 14, 2019, the District Court granted Oracle’s motion to modify the protective order in Rimini II to permit Oracle to use discovery from that case in Rimini I. Pursuant to the discovery scheduling order entered in Rimini I, Oracle is permitted to conduct limited discovery regarding Rimini’s compliance with the injunction. On September 3, 2019, the Court vacated all prior deadlines for discovery, initial expert disclosure, rebuttal expert disclosure, and for Oracle to file a motion for an order to show cause related to alleged contempt. It is anticipated that discovery will close sometime in the first quarter of 2020 and there is currently no deadline for Oracle to file motion for an order to show cause.

Oracle may file contempt proceedings against us at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with express terms of the injunction. Such contempt proceeding or any judicial finding of contempt could result in a material adverse effect on our business and financial condition, the pendency of the injunction alone could dissuade clients from purchasing or continuing to purchase our services. Further, certain outcomes, should they occur, may also trigger the mandatory redemption of all of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligation under our Convertible Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock, as provided in the Certificate of Designations for the Series A Preferred Stock and the Form of Convertible Note previously filed with the SEC. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay dividends due in respect of our Series A Preferred Stock or, if the shares are converted, the interest under the Convertible Notes. Holders of our Convertible Notes are entitled to accelerate repayment of the indebtedness under such notes if we default in our interest payment obligations. We cannot assure you that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. In addition, we may not be able to obtain additional debt or equity financing, if required, to repay our obligations under the Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

In January 2018, we filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, we asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the District Court set the interest rate using a date that precedes the filing of Oracle's complaint, which resulted in an additional approximate amount of $20.2 million cost paid by us in October 2016. Second, we asked the Court of Appeals to rehear the award of non-taxable expenses, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the U.S. Supreme Court and resulted in us paying approximately $12.8 million that we would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, we filed a petition for writ of certiorari in the U.S. Supreme Court appealing the decision of the Court of Appeals on the non-taxable expenses issue. On September 27, 2018, the U.S. Supreme Court granted our petition for a writ of certiorari. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses (plus interest) that we had previously paid to Oracle. As mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (non-taxable expenses of $12.8 million plus post-judgment interest income of $0.2 million). See Note 8 of the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information.

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

Subject to the final outcome of the appeals, during 2016 we paid the Rimini I final judgment of $124.4 million in full, in March 2018 recovered $21.3 million plus $0.2 million of post-judgment interest, and in April 2019, recovered $13.0 million (non-taxable expenses of $12.8 million plus post-judgment interest income of $0.2 million). Any additional recovery of any part of the judgment will depend on the outcome of the appeals. As long as the permanent injunction is still in place in Rimini I, we estimate it will cost us between 1% and 2% of revenue to further modify our support processes to comply with the terms of the injunction as ordered by the District Court. In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended September 30, 2019, approximately 67% of our total revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 16% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation and Rimini I appeal. Should Oracle prevail on its claims in Rimini II or should a contempt action result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

While we had net income of $1.7 million for the three months ended September 30, 2019, we incurred a net loss of $68.0 million for the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $354.7 million. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our revenue grew from $62.6 million for the three months ended September 30, 2018 to $69.0 million for the three months ended September 30, 2019, representing a period over period increase of 10%. Our revenue grew from $53.6 million for the three months ended September 30, 2017 to $62.6 million for the three months ended September 30, 2018, representing a period over period increase of 17%. The period over period decline in our revenue growth rates was due in part to covenants of our former Credit Facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and the first half of 2018. In addition, beginning in the second quarter of 2017 and continuing through 2018, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

Our former Credit Facility, which was repaid and terminated in July 2018, included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and 2018. An October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first half of 2018. Due to the termination of the Credit Facility on July 19, 2018, we are no longer subject to restrictions related to our sales and marketing spending. However, even though we have increased our sales and marketing spending over the past year, it can take several quarters before these efforts translate to improved revenue growth rates. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain actions by our competitors. As a result, our period over period growth in revenue has decreased over time from approximately 17% for the third quarter of 2018 to 10% for the third quarter of 2019. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 10% for the third quarter of 2019 versus the comparable quarter in 2018 is expected to result in relatively lower revenue growth rates at least through 2019 or longer if our investment in sales and marketing does not result in increased sales activity.

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

Our ability to increase our client base and achieve broader market acceptance of our products and services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force globally. These efforts will require us to invest significant financial and other resources. Moreover, our sales personnel typically take an average of between nine to twelve months before any new sales personnel can operate at the capacity typically expected of experienced sales personnel. This ramp cycle, combined with our typical six- to twelve-month sales cycle for engaged prospects, means that we will not immediately recognize a return on this investment in our sales department. In addition, the cost to acquire clients is high due to the cost of these marketing and sales efforts. Our business may be materially harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

•	the amount and timing of non-cash expenses, including stock-based compensation, PIK Dividends on our Series A Preferred Stock and other non-cash charges;

•	the amount and timing of costs associated with recruiting, training and integrating new employees;

•	the amount and timing of cash collections from our clients;

•	unforeseen costs and expenses related to the expansion of our business, operations, infrastructure and new products and services such as Application Management Services (AMS);

•	the amount and timing of our legal costs, particularly related to our litigation with Oracle;

•	changes in the levels of our capital expenditures; foreign currency exchange rate fluctuations; and

•	general economic and political conditions in our global markets.

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,080 as of December 31, 2018 to over 1,210 as of September 30, 2019. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $22.3 million for the three months ended September 30, 2018 to $24.4 million for the three months ended September 30, 2019, an increase of $2.1 million or 10%. We currently have subsidiaries outside of the United States in Australia, Brazil, Dubai, France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs as well as hire and retain local management, sales, marketing and support personnel, along with the ability to recapture costs to open up new geographies;

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

We plan to continue investing resources in research and development in order to enhance our current product and service offerings, and other new offerings that will appeal to clients and potential clients, for example, our partnership with Salesforce to support SaaS solutions and our plans to globally offer our Application Management Services (AMS) for SAP products. The development of new product and service offerings could divert the attention of our management and our employees from the day-to-day operations of our business, the new product and service offerings may not generate sufficient revenue to offset the increased research and development expenses, they may not generate gross profit margins consistent with our current margins, and if we are not successful in implementing the new product and service offerings, we may need to write off the value of our investment. Also, these new product and service offerings may be in markets that are more competitive than markets for our existing product and service offerings, making it more difficult to introduce them to clients and potential clients effectively or provide them profitably. Furthermore, if our new or modified products, services or technology do not work as intended, are not responsive to client needs or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing and prospective clients or related opportunities, in which case our financial condition and results of operations may be adversely impacted.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We expect to continue to have such reporting status until the end of 2020. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the market prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market prices of our securities may be more volatile.

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

Based on the number of shares of Common Stock and convertible Series A Preferred Stock outstanding as of September 30, 2019, twelve of our stockholders have aggregate voting power of 81.5% of our outstanding capital stock. As of September 30, 2019, on an as-converted basis, (i) approximately 31.1% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 16.0% of our outstanding voting capital stock is beneficially owned by Seth Ravin, our Chief Executive Officer, (iii) approximately 9.5% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., and (iv) the remaining holders of our Series A Preferred Stock have aggregate voting power representing approximately 20.6% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as in-kind dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 57.7% as of September 30, 2019.

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

Each share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 15.4 million shares of Common Stock as of September 30, 2019 for the Series A Preferred Stock and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a payment-in-kind dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A Preferred Stock into Common Stock after July 19, 2021 if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered shares of the Company's securities during the quarter. The Company issued PIK Dividends as disclosed in Note 5 in satisfaction of the Company’s obligations as previously disclosed by the Company.

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

RIMINI STREET, INC.

Date: November 7, 2019	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	/s/ Thomas B. Sabol
Name: Thomas B. Sabol
Title: Chief Financial Officer
(Principal Financial Officer)