Form 10-K
period 2019-12-31
Rimini Street, Inc.
filed 2020-03-16
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☑

Smaller reporting company ☐
Non-accelerated filer ☐	Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2019, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $108,214,000 based on the last reported sales price of $5.30 as quoted on the Nasdaq Capital Market on such date.
The registrant had approximately 68,005,000 shares of its $0.0001 par value Common Stock outstanding as of March 10, 2020.
Documents incorporated by reference
The Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2020 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.
1

Table of Contents

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•the evolution of the enterprise software management and support landscape facing our customers and prospects;
•our ability to educate the market regarding the advantages of our enterprise software management and support services and products;
•estimates of our total addressable market;
•projections of customer savings;
•our ability to maintain an adequate rate of revenue growth;
•our expectations about future financial, operating and cash flow results;
•the sufficiency of future cash and cash equivalents to meet our liquidity requirements;
•our business plan and our ability to effectively manage our growth and associated investments;
•beliefs and objectives for future operations;
•our ability to expand our leadership position in independent enterprise software support and sell our new application managed services;
•our ability to attract and retain customers;
•our ability to further penetrate our existing customer base;
•our ability to maintain our competitive technological advantages against new entrants in our industry;
•our ability to timely and effectively scale and adapt our existing technology;
•our ability to innovate new products and bring them to market in a timely manner, including our salesforce.com offerings and our recently announced application management services offerings;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our ability to capitalize on changing market conditions including a market shift to hybrid and cloud/SaaS offerings for information technology environments and retirement of certain software releases by software vendors;
•our ability to develop strategic partnerships;
•benefits associated with the use of our services;
•our ability to expand internationally;
•our ability to raise equity or debt financing in the future;
•the effects of increased competition in our market and our ability to compete effectively;
•our intentions with respect to our pricing model;
•cost of revenues, including changes in costs associated with production, manufacturing, and customer support;
•operating expenses, including changes in sales and marketing, and general administrative expenses;
•anticipated income tax rates;
•our ability to maintain our good standing with the United States and international governments and capture new contracts;
•costs associated with defending intellectual property infringement and other claims, such as those claims discussed under the section titled “Business—Legal Proceedings”;
•our expectations concerning relationships with third parties, including channel partners and logistics providers;
•economic and industry trends or trend analysis;
•the attraction and retention of qualified employees and key personnel;
•future acquisitions of or investments in complementary companies, products, subscriptions or technologies;
•uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmarks;
•the effects of seasonal trends on our results of operations; and
•other risks and uncertainties, including those discussed under "Risk Factors" in Part I, Item 1A of this Report.

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

In November 2019, we announced the global availability of our Application Management Services (“AMS”) for Oracle, which includes coverage for Oracle Database, Middleware and a wide range of Oracle applications including E-Business Suite, JD Edwards, PeopleSoft and Siebel. In addition to leveraging our support services for Oracle that replaces expensive and less robust software vendor annual support with a more responsive and comprehensive support offering, our clients can now have us manage their Oracle systems day-to-day with an integrated application management and support service provided by a single trusted vendor. As an integrated service, we believe we can provide clients a better model, better people, and better outcomes with higher satisfaction and significant savings of time, labor and money. The AMS for Oracle includes system administration, operational support, health monitoring and enhancement support.

In August 2019, we announced plans to globally offer AMS for SAP enterprise software, expanding the scope of support services we will offer clients globally. This AMS service is in addition to our traditional enterprise Support Services. We are already providing this new SAP AMS service to clients in North and South America. The service includes system administration and SAP Basis support, system health monitoring with proactive analysis, preventative system recommendations and event detection; and enhancement support for complex SAP software landscapes.

In 2018, we announced plans to support Software as a Service (“SaaS”) solutions beginning with Salesforce products. As a partner of Salesforce, we provide our award-winning service and support for custom code, release updates and application integrations in addition to ongoing administrative, configuration and enhancement of Salesforce’s industry leading cloud solutions.

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2019, SAP reported that support revenue represented approximately 42% of its total revenue and, for fiscal 2019, Oracle reported a margin of 86% for cloud services and license support.

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

As of December 31, 2019, we employed approximately 1,270 professionals and supported over 2,060 active clients globally, including 78 Fortune 500 companies and 22 Fortune Global 100 companies, across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and currently have wholly-owned subsidiaries in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $281.1 million, $253.5 million and $214.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, representing a year-over-year increase of 11% and 18% for 2019 and 2018, respectively. We have a history of losses, and as of December 31, 2019, we had an accumulated deficit of $314.7 million. We had net income of $17.5 million for the year ended December 31, 2019 and net losses of $64.0 million and $50.0 million for the years ended December 31, 2018 and 2017, respectively. We generated approximately 64%, 65% and 68% of our revenue in the United States and approximately 36%, 35%, and 32% of our revenue from our international business for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table summarizes and compares our base software support features to what management believes in its experience are the typical features of enterprise software vendors:

Base Software Support Feature	Rimini Street	Typical Enterprise Software Vendor
Significant Annual Cost Savings Compared to the Software Vendor	•
Guaranteed 15 Minutes Response 24x7 For High Priority Issues	•
Named Primary Support Engineer for Each Client	•
Issue Resolution and Software Bug Fixes	•	•
Support for Application Customizations	•
Operational, Installation, Configuration and Upgrade Support	•	•
Migration Support	•
Performance, Interoperability and Integration Support	•
Security Support (RSI only Security Advisory Services)	•	•
Localization Support	•
New Features, Functions and Technical Releases	•	•
Tax, Legal and Regulatory Updates	•	•

Our current software support products and service offerings cover a broad range of enterprise software vendors, product families and product lines. In the future, we intend to expand our support to new vendors and products in order to meet the growing and diverse needs of our clients. The table below sets out the vendors and products we currently support:

Supported Vendor and Product Family	Supported Product Lines
IBM DB2 Database	All
Microsoft SQL Server Database	All
Oracle Siebel	All
Oracle PeopleSoft	HCM, FIN, CRM, EPM, SRM, SCM, Public Sector, and Campus Solutions
Oracle J.D. Edwards	HCM, Financials, Distribution and Manufacturing (World and EnterpriseOne)
Oracle E-Business Suite	All
Oracle Retail	Retek Merchandising Operations Management (MOM), Merchandise Planning & Optimization, Supply Chain Planning and Execution
Oracle Database	All
Oracle Fusion Middleware	All
Oracle Hyperion	Hyperion Planning, Essbase, Financial Management, Financial Close Management, Strategic Finance and Financial Management Analytics
Salesforce	Salesforce Sales Cloud and Salesforce Service Cloud
SAP Business Suite	R/3, ECC
SAP S/4HANA	All
SAP HANA Database	All
SAP Sybase Databases	SAP ASE, SAP Advantage Server, SAP IQ, SAP SQL Anywhere
SAP Business Objects	Business Objects Enterprise, Advanced Analysis, Interactive Analysis (Web Intelligence), Explorer, Dashboard Design (Xcelsius) and Crystal Reports
Oracle Agile	All
Oracle ATG Web Commerce	Campaign Optimizer, Outreach, MDEX Engine 6.5, Oracle Commerce Guided Search (Endeca Search) and Experience Manager

When we provide base software support for a perpetual license, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to approximately 25% of the annual fees charged by the software vendor for their base support. For support services relating to a subscription license, we generally offer our clients support and managed services for a fee based on the scope of the deployment and desired outcomes. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks for engineers accessing the client’s system than our standard employment security background check process. Rimini Street Extra Secure Support is an additional fee added to our base or supplemental support fee and is priced at approximately 1% of the software vendor’s annual fees for base maintenance for perpetual licenses and at approximately 2% of the subscription fees for subscription licenses. Subscriptions for additional software products and services are available, designed to meet specific client needs and provide exceptional value for the fees charged.

Since our inception over 14 years ago, we have invested significant resources developing our proprietary knowledge, software tools and processes to meet the growing needs of our clients. During the year ended December 31, 2019, we have delivered approximately 70,000 tax, legal and regulatory updates to our global client base. We believe that we offer the most comprehensive scope of tax, legal and regulatory research from a single vendor, including collecting and analyzing information from more than 4,200 government sites, close to 3,500 information sources and over 26,000 localities for over 100 countries. We utilize a certified triple-scope verification process that involves multiple third-parties such as premier subject matter experts including industry associations as well as accounting, consulting and law firms. Our capabilities are enabled by our proprietary data capture, management and analysis tool and ISO 9001:2015 certified processes that we believe provide us with a significant competitive advantage.

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

Our marketing programs include the following:

•use of our website to provide application and company information, as well as learning opportunities for potential customers;
•business development representatives who respond to incoming leads to convert them into new sales opportunities;
•participation in, and sponsorship of, field marketing events including user conferences, trade shows and industry events;
•online marketing activities including email campaigns, online advertising and webinars;
•public relations; and
•thought leadership through marketing to industry analysts, webinars, speaking engagements and sponsored research.

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

Large global client base

As of December 31, 2019, we supported over 2,060 active clients globally, including 78 Fortune 500 companies and 22 Fortune Global 100 companies. We also believe that our proven ability to deliver value to an extensive list of clients across a broad range of industries validates our business model and provides us with important references to prospective clients.

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

Continue global expansion

For the year ended December 31, 2019, we generated approximately 36% of our revenue outside of the United States. We believe that there is a large opportunity to grow our global business by increasing our direct sales force and by selective utilization of strategic marketing and sales partnerships around the world. We attribute revenue to individual countries based on the location of the contracting entity. No foreign country comprised more than 10% of revenue for the three-year period ended December 31, 2019.

 Expand the portfolio of supported vendors and products

Since our inception over 14 years ago, we have developed enterprise support services for five software vendors and 21 software product families. We believe there is a significant market opportunity to offer support for additional product lines, and we intend to extend our support service offerings to additional enterprise software products.

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

Further penetrate our existing client base

We intend to increase adoption of our services among our existing clients by selling additional support contracts for other software products within their organizations. As of December 31, 2019, approximately 50% of our 1,160 unique clients have selected us to provide support for more than one product line, and we believe there is additional opportunity for growth with our existing client base. Our client-centric focus in combination with the critical nature of our services, enables us to maintain close working relationships with primary decision makers, which we believe helps us identify and capitalize on additional growth opportunities, including products, business divisions and geographies, within our existing client base.

Expand Application Management Services global offering

Application Management Services (“AMS”) for SAP and Oracle enterprise software was launched during the second half of 2019 and integrates our ultra-responsive traditional Support Services with clients day-to-day AMS needs. Application Management is comprised of system administration, operational support, health monitoring and enhancement support. As an integrated service, we believe we can provide clients a better model, better people, and better outcomes with higher satisfaction and significant savings of time, labor and money. In addition, as a Salesforce partner, we offer premium support for their Salesforce Sales Cloud and Salesforce Service Cloud products.

Launch new enterprise software support solutions

We intend to develop and bring to market new software products and services that help our clients with various business and support functions. For example, we announced Rimini Street Advanced Database Security in 2018, a new subscription product that, enhanced with technology from McAfee, a global leader in cybersecurity, protects databases from known vulnerabilities by monitoring and analyzing database communications traffic and allowing faster blocking of attempted attacks using advanced virtual patching technology. We are also bringing innovative mobile and analytic applications, in concert with key technology partners, to extend the value of a client’s IT investment and leverage a client’s existing, stable core ERP software.

Client Service Delivery

Client Support Delivery

Our Client Support Delivery operation is staffed globally and provides product support services to our clients 24 hours a day, seven days a week. A key element of our support delivery model is the assignment of one or more named Primary Support Engineers (“PSEs”), who serve as the primary product support contact for our clients. PSEs provide technical advice, functional expertise and general support to ensure the resolution of all support issues. Our PSEs are focused exclusively on supporting our clients and have on average over 15 years of experience and significant real-world understanding of client implementations and deployments. For the year ended December 31, 2019, we delivered an average support call response time of less than five minutes for a PSE to engage with a client to address high priority issues, which is significantly shorter than the 15-minute guaranteed response time that is standard in our client support agreements.

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

We believe the quality and scope of our Product Delivery processes and deliverables surpass those of traditional enterprise software vendors. For example, we maintain updates for tax, legal, and regulatory changes for over 100 countries on a continuous basis by employing a rigorous software development lifecycle that is ISO 9001:2015 certified to ensure that required and identified tax, legal, and regulatory changes are delivered in an accurate and timely manner that based on management’s experience and analysis, we believe is typically earlier than traditional enterprise software vendors. Our Product Delivery organization is scalable and has the capability to deploy its solutions for additional countries based on the needs of our clients. For the year ended December 31, 2019, we have delivered over 70,000 tax, legal and regulatory updates to clients with quality and accuracy.

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

Clients

As of December 31, 2019, we supported over 2,060 active clients globally, including 78 Fortune 500 companies and 22 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We define a unique client as a distinct entity, such as a company, an educational or government institution or subsidiary, division or business unit of a company that purchases one or more of our products or services. For example, we count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services.

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

As of December 31, 2019, we employed approximately 1,270 professionals globally. We also engage temporary employees and consultants as needed. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

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

In 2010, we achieved ISO 9001 Quality Management System certification for “Third-party provider of enterprise software support services specifically on-boarding of client and client environments”. In 2011, we expanded our certification for “Provision of third-party enterprise software support services specifically on-boarding of client, building of client environments, worldwide tax and regulatory research and delivery of tax and regulatory updates”. In 2012, we expanded our certification for “Global provision of enterprise software support services, including client onboarding; client account management; product support for vendor delivered and client customized code; fix development and delivery; and research, development and delivery of worldwide tax, legal and regulatory updates”. The certification process verifies that detailed processes for relevant business areas are reviewed, continuously monitored and improved to ensure services and deliverables are consistently delivered with excellence. During 2018, the ISO standard was upgraded. Our current ISO 9001:2015 certification was issued in December 2019 and is valid until December 2022.  During this certification cycle, annual surveillance audits are conducted to validate ongoing compliance to the requirements.

In 2013, we achieved worldwide ISO 27001 information security certification for our support services. ISO 27001 is a security standard covering “The information security management system that supports the global provisioning of third-party software maintenance services”. Independent assessments of our conformity to the ISO 27001 standard includes evaluating security risks, designing and implementing comprehensive security controls and adopting an information security management process to meet security needs on an ongoing basis. Our current ISO 27001:2013 certification was issued in July 2019 and is valid until April 2022.  During this certification cycle, annual surveillance audits are conducted to validate ongoing compliance to the requirements.

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

We believe the principal competitive factors in our market include the following:

•track record of technical capability to provide the required software support;
•ability to identify, develop and deliver required tax, legal and regulatory updates;
•infrastructure model to deliver support globally within guaranteed service levels;
•track record of providing a high level of client satisfaction;
•ease of support model onboarding, deployment and usage;
•breadth and depth of support functionality, including the ability to support customized software;
•cost of products and services;
•brand awareness and reputation;
•capability for delivering services in a secure, scalable and reliable manner;
•ability to innovate and respond to client needs rapidly; and
•size of referenceable client base.

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

On December 17, 2019, the United States Patent and Trademark Office granted Rimini Street its first patent, U.S. Patent No. 10,509,639 for the invention “Automatic Software-Update Framework”. We currently have four patent applications pending in the United States.

We own federal trademark registrations for the Rimini Street trademark in the United States, which registration will expire in March 2030 unless renewed through customary processes. In addition, we have the Engineered for Support trademark in the United States, which registration will expire in September 2022 unless renewed through customary processes. We also own trademark registrations for Rimini Street in Canada, the European Union, China, Japan, India, Australia and certain other countries. Such registered trademarks will expire unless renewed at various times in the future. We have also applied for registration of Rimini Street as a trademark in certain other countries.

Policing unauthorized use of our processes and software tools and intellectual property rights is difficult. As of December 31, 2019, we are not aware of any breaches of our intellectual property rights.

Information about our Executive Officers.

The following table sets forth the names, ages and positions of our executive officers as of March 10, 2020:

Name	Age	Position
Executive Officers
Seth A. Ravin	53	Chief Executive Officer and Chairman of the Board of Directors
James Butler	43	Senior Vice President and Chief Ethics & Compliance Officer
Anthony DeShazor	47	Senior Vice President and Chief Client Officer
Sebastian Grady	56	President
Nancy Lyskawa	57	Senior Vice President, Global Client Onboarding
Kevin Maddock	54	Senior Vice President, Global Sales - Recurring Revenue
Stanley Mbugua	49	Group Vice President and Chief Accounting Officer
Julie Murphy	60	Senior Vice President and Chief People Officer
David Rowe	54	Senior Vice President and Chief Marketing Officer
Steven Salaets	42	Chief Information Officer & Senior Vice President, Global Security, Quality and Internal Audit
Brian Slepko	56	Senior Vice President, Global Service Delivery
Daniel B. Winslow	61	Senior Vice President, Chief Legal Officer and Secretary

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

James Butler joined our company in June 2018 and has served as our Senior Vice President and Chief Ethics & Compliance Officer since September 2019. Previously, he served as our Senior Corporate Counsel, Ethics & Compliance (January 2019 to August 2019) and our Corporate Counsel, Ethics & Compliance (June 2018 to December 2018). Prior to joining us, Mr. Butler held various positions at CenturyLink, Inc., a publicly-traded Fortune 200 global telecommunications and IT services company, where he was responsible for leading the global ethics and compliance program as well as all aspects of the company’s domestic and international corporate legal functions, most recently serving as Senior Vice President, Deputy

General Counsel & Chief Ethics and Compliance Officer (November 2017 to June 2018) and Vice President, Deputy General Counsel & Chief Ethics and Compliance Officer (July 2009 to October 2017). From August 2001 until joining CenturyLink, Inc. in November 2005, Mr. Butler was engaged in the private practice of law in Louisiana and Alabama. Mr. Butler earned Bachelor of Arts degrees in political science and French from Furman University and received his Juris Doctor degree from the University of Alabama School of Law.

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

Stanley Mbugua has served as our Global Vice President and Chief Accounting Officer since November 2019, prior to which, he was our Vice President and Corporate Controller since he joined the company on September 25, 2017. Prior to joining the company, from March 2015 through September 2017, he served as Senior Director & Corporate Controller of Lattice Semiconductor Corporation (Nasdaq: LSCC, previously, Silicon Image, Inc.). He began working at Silicon Image, Inc. in August 2011 and held various positions, including Senior Director & Corporate Controller, Director of Accounting, Assistant Controller and Revenue Manager, until Silicon Image, Inc. was acquired by Lattice Semiconductor Corporation in March 2015, at which time he was appointed to be Senior Director and Corporate Controller of the combined company. Earlier in his career, Mr. Mbugua worked at both PricewaterhouseCoopers and BDO on audit and consulting engagements for both privately held and publicly-traded companies.

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

Steven Salaets joined our company in 2009 and has served as our Chief Information Officer & Senior Vice President, Global Security, Quality and Internal Audit since December 2019. Previously, he served as Senior Vice President, Global Security & Compliance and Chief Information Officer from August 2018 to December 2019. Prior to that, he served as our Group Vice President, Information Technology & Global Security, Compliance and Internal Audit (December 2016 to July 2018) and our Group Vice President, Global Human Resources and Global Security, Risk and Compliance (September 2013 to November 2016). Prior to September 2013, he held multiple other senior and director-level roles within our company focused on global security, risk and compliance. Prior to joining our company Mr. Salaets held management-level positions with Moody’s KMV and Wind River.  He holds a B.S. in Computer Science from Groep-T in Leuven, Belgium.

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

Daniel B. Winslow joined our company in September 2013 and is currently our Senior Vice President, Chief Legal Officer and Secretary. Previously, he served as our Senior Vice President and General Counsel (September 2013 to February 2019) and our Senior Vice President, General Counsel and Secretary (February 2019 to December 2019). Prior to joining us, Mr. Winslow was a member of the Massachusetts House of Representatives from January 2011 to September 2013. Mr. Winslow served as Of Counsel at the law firm of Duane Morris LLP from June 2013 to September 2013. He served as Senior Counsel at the law firm of Proskauer Rose LLP from May 2010 to March 2013 and as a partner at Duane Morris LLP from January 2005 to May 2010. From January 2002 to December 2004, he was Chief Legal Counsel to then-Massachusetts Governor Mitt Romney and was previously a presiding justice and appellate division justice in the Massachusetts Trial Court. Mr. Winslow holds a Bachelor of Arts degree in Political Science from Tufts University and a J.D. from Boston College Law School.

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

On November 5, 2019, we filed a petition for writ of certiorari in the U.S. Supreme Court appealing the August 19, 2019 judgment of the Court of Appeals. In the petition, we asked the U.S. Supreme Court to determine whether a district court must take into account a jury’s finding of an infringer’s mental state in considering injunctive relief under the Copyright Act. On January 13, 2020, the U.S. Supreme Court denied our petition for writ of certiorari.

On September 20, 2019, Oracle filed a motion for attorneys’ fees on appeal, in which they requested and estimated fees totaling approximately $0.5 million. On October 9, 2019, the parties stipulated to a withdrawal of Oracle’s motion, with us agreeing to pay Oracle $0.5 million.

As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (as defined below) and that have not been found to be infringing. On February 27, 2019, Oracle filed a motion to reopen discovery in Rimini I and a motion to modify the protective order in Rimini II to permit Oracle to use discovery from Rimini II in Rimini I, in a purported effort to investigate whether we are complying with the injunction. On April 4, 2019, the District Court granted Oracle’s motion to reopen discovery in Rimini I, and on May 14, 2019, the District Court granted Oracle’s motion to modify the protective order in Rimini II to permit Oracle to use discovery from that case in Rimini I. Pursuant to the discovery scheduling order entered in Rimini I, Oracle is permitted to conduct limited discovery regarding Rimini’s compliance with the injunction. On September 3, 2019, the Court vacated all prior deadlines for discovery, initial expert disclosure, rebuttal expert disclosure, and for Oracle to file a motion for an order to show cause related to alleged contempt. On November 20, 2019, a status hearing was conducted by stipulation of the parties, and the District Court entered a schedule for remaining discovery and for the filing of a motion to show cause. Under the amended discovery plan and scheduling order, fact discovery closed on January 17, 2020, expert discovery will close on March 27, 2020, and the deadline for Oracle to file a motion for order to show cause related to alleged contempt is April 15, 2020.

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

In January 2018, we filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, we asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the District Court set the interest rate using a date that precedes the filing of Oracle's complaint, which resulted in an additional approximate amount of $20.2 million cost paid by us in October 2016. Second, we asked the Court of Appeals to rehear the award of non-taxable expenses, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the U.S. Supreme Court and resulted in us paying approximately $12.8 million that we would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, we filed a petition for writ of certiorari in the U.S. Supreme Court appealing the decision of the Court of Appeals on the non-taxable expenses issue. On September 27, 2018, the U.S. Supreme Court granted our petition for a writ of certiorari. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses (plus interest) that we had previously paid to Oracle. As mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (non-taxable expenses of $12.8 million plus post-judgment interest income of $0.2 million). See Note 11 of our consolidated financial statements included in Part II, Item 8 of this Report for further information.

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp. (United States District Court for the District of Nevada) (“District Court”), against Oracle seeking a declaratory judgment that our revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). In February 2015, Oracle filed counterclaims alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I but limited to clients not addressed in Rimini I, and (ii) new allegations that our revised support processes also infringe Oracle copyrights. Oracle’s counterclaim also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, and unjust enrichment/restitution. Oracle also sought an accounting. On February 28, 2016, Oracle filed amended counterclaims adding allegations of violation of the Digital Millennium Copyright Act. On December 19, 2016, we filed an amended complaint against Oracle asking for a declaratory judgment of non-infringement of copyright and alleging intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code § 17200 et seq. On January 17, 2017, Oracle filed a motion to dismiss our amended claims and filed its third amended counterclaims, adding three new claims for a declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code § 17200 et seq. On February 14, 2017, we filed our answer and motion to dismiss Oracle’s third amended counterclaims. On March 7, 2017, Oracle filed a motion to strike our copyright misuse affirmative defense. By stipulation of the parties, the District Court granted our motion to file our third amended complaint to add claims arising from Oracle’s purported revocation of our access to its support websites on behalf of our clients, which was filed and served on May 2, 2017. By agreement of the parties, Oracle filed its motion to dismiss our third amended complaint on May 30, 2017, our opposition was filed on June 27, 2017, and Oracle’s reply was filed on July 11, 2017.

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

Fact discovery with respect to the above action substantially ended in March 2018, and expert discovery ended in September 2018. On October 12, 2018, we filed two motions for summary judgment, and Oracle filed five motions for summary judgment. Briefing on the parties’ motions for summary judgment was completed in December 2018, and we wait the District Court’s ruling on those motions. There is currently no trial date scheduled, and we do not expect a trial to occur in this matter earlier than 2021, but the trial could occur earlier or later than that. At this time, we do not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by us in connection with our claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter.

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

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be rulings by the District Court in Rimini II, the District Court in Rimini I, and possibly the Court of Appeals in both Rimini I and Rimini II in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigations. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may decline. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue to vigorously litigate the pending matters in Rimini I and Rimini II, we are unable to predict the timing or outcome of these lawsuits. No assurance is or can be given that we will prevail on any appeal, contempt proceeding, claim, or counterclaim.

See the section titled “Legal Proceedings” in Part I, Item 3 and Note 11 of our consolidated financial statements included in Part II, Item 8 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

Subject to the final outcome of the appeals, during 2016 we paid the Rimini I final judgment of $124.4 million in full, in March 2018 recovered $21.3 million plus $0.2 million of post-judgment interest, and in April 2019, recovered $13.0 million (non-taxable expenses of $12.8 million plus post-judgment interest income of $0.2 million). Any additional recovery of any part of the judgment will depend on the outcome of the appeals. As long as the permanent injunction is still in place in Rimini I, we estimate it will cost us between 1% and 2% of revenue to further modify our support processes to comply with the terms of the injunction as ordered by the District Court. In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the year ended December 31, 2019, approximately 67% of our total revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 16% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation and Rimini I appeal. Should Oracle prevail on its claims in Rimini II or should a contempt action result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Oracle has been active in litigating against companies that have offered competing maintenance and support services for their products. For example, in March 2007, Oracle filed a lawsuit against SAP and its wholly-owned subsidiary, TomorrowNow, Inc., a company our Chief Executive Officer, Seth Ravin, joined in 2002, and which was acquired by SAP in 2005. After a jury verdict awarding Oracle $1.3 billion, the parties stipulated to a final judgment of $306 million subject to appeal. After the appeal, the parties settled the case in November 2014 for $356.7 million. In February 2012, Oracle filed suit against Service Key, Inc. and settled the case in October 2013 after the District Court issued an injunction against ServiceKey and its CEO. Oracle also filed suit against CedarCrestone Corporation in September 2012 and settled the case in July 2013. TomorrowNow and CedarCrestone offered maintenance and support for Oracle software products, and Service Key offered maintenance and support for Oracle technology products. Given Oracle’s history of litigation against companies offering alternative support programs for Oracle products, we can provide no assurance, regardless of the outcome of our current litigations with Oracle, that Oracle will not pursue additional litigation against us. Such additional litigation could be costly, distract our management team from running our business and reduce client interest and our sales revenue.

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

While we had net income of $17.5 million for the year ended December 31, 2019, we had an accumulated deficit of $314.7 million as of December 31, 2019. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our clients have no obligation to renew their product or service subscription agreements with us after the expiration of a non-cancelable agreement term. In addition, the majority of our multi-year, non-cancelable client agreements are not pre-paid other than the first year of the non-cancelable service period. We may not accurately predict retention rates for our clients. Our retention rates may decline or fluctuate as a result of a number of factors, including our clients’ decision to license a new product or release from an enterprise software vendor, our clients’ decision to move to another enterprise software vendor, product or release for which we do not offer products or services, client satisfaction with our products and services, the acquisition of our clients by other companies, and clients going out of business. If our clients do not renew their agreements for our products and services or if our clients decrease the amount they spend with us, our revenue will decline and our business will suffer.

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

Our revenue grew from $253.5 million for the year ended December 31, 2018 to $281.1 million for the year ended December 31, 2019, representing a period over period increase of 11%. Our revenue grew from $214.9 million for the year ended December 31, 2017 to $253.5 million for the year ended December 30, 2018, representing a period over period increase of 18%. The period over period decline in our revenue growth rates was due in part to covenants of our former Credit Facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and the first half of 2018. In addition, beginning in the second quarter of 2017 and continuing through 2018, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

•price our products and services effectively so that we are able to attract new clients and retain existing clients without compromising our profitability;
•introduce our products and services to new geographic markets;
•introduce new enterprise software products and services supporting additional enterprise software vendors, products and releases;
•satisfactorily conclude the Oracle litigation and any other litigation that may occur and our governmental inquiry; and
•increase awareness of our company, products and services on a global basis.

We may not successfully accomplish all or any of these objectives. We plan to continue our investment in future growth. We expect to continue to expend substantial financial and other resources on, among others:

•sales and marketing efforts;
•training to optimize our opportunities to overcome litigation risk concerns of our clients;
•expanding in new geographical areas;
•growing our product and service offerings and related capabilities;
•adding additional product and service offerings; and
•general administration, including legal and accounting expenses related to being a public company.

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

Our former Credit Facility, which was repaid and terminated in July 2018, included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and 2018. An October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first half of 2018. Due to the termination of the Credit Facility on July 19, 2018, we are no longer subject to restrictions related to our sales and marketing spending. However, even though we have increased our sales and marketing spending over the past year, it can take several quarters before these efforts translate to improved revenue growth rates. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain actions by our competitors. As a result, our period over period growth in revenue has decreased over time from approximately 18% for the year ended December 31, 2018 to 11% for the year ended December 31, 2019. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 11% for the year ended December 31, 2019 versus the year ended December 31, 2018 is expected to result in relatively similar revenue growth rates for 2020 as compared to 2019.

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

•maintain our operations;
•develop or enhance our products and services;
•continue to expand our sales and marketing functions;
•devote resources to research and development activities;
•acquire complementary technologies, products or businesses;
•expand operations, in the United States or globally;
•hire, train and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.

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

We may experience fluctuations in our results of operations due to a number of factors, including the sales cycles for our products and services, which makes our future results difficult to predict and could cause our results of operations to fall below expectations or our guidance.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Historically, our sales cycle has been tied to the renewal dates for our clients’ existing and prior vendor support agreements for the products that we support. Because our clients make support vendor selection decisions in conjunction with the renewal of their existing support agreements with Oracle and SAP, among other enterprise software vendors, we have experienced an increase in business activity during the periods in which those agreements are up for renewal.

Because we have introduced and intend to continue to introduce products and services for additional software products that do not follow the same renewal timeline or pattern, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. Also, if we are unable to engage a potential client before its renewal date for software support services in a particular year, it will likely be at least another year before we would have the opportunity to engage that potential client again, given that such potential client likely had to renew or extend its existing support agreement for at least an additional year’s worth of service with its existing support provider. Furthermore, our existing clients generally renew their agreements with us at or near the end of each calendar year, so we have also experienced and expect to continue to experience heavier renewal rates in the fourth quarter. In addition to the other risks described herein, factors that may affect our quarterly results of operations include the following:

•changes in spending on enterprise software products and services by our current or prospective clients;
•pricing of our products and services so that we are able to attract and retain clients;
•acquisition of new clients and increases of our existing clients’ use of our products and services;
•client renewal rates and the amounts for which agreements are renewed;
•budgeting cycles of our clients;
•changes in the competitive dynamics of our market, including consolidation among competitors or clients;
•the amount and timing of payment for operating expenses, particularly sales and marketing expenses and employee benefit expenses, as well as the quarterly Cash Dividends required to be made on our Series A Preferred Stock;
•the amount and timing of non-cash expenses, including stock-based compensation, PIK Dividends on our Series A Preferred Stock and other non-cash charges;
•the amount and timing of costs associated with recruiting, training and integrating new employees;
•the amount and timing of cash collections from our clients;
•unforeseen costs and expenses related to the expansion of our business, operations, infrastructure and new products and services such as Application Management Services (AMS);
•the amount and timing of our legal costs, particularly related to our litigation with Oracle;
•changes in the levels of our capital expenditures; foreign currency exchange rate fluctuations; and
•general economic and political conditions in our global markets.

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,080 as of December 31, 2018 to over 1,270 as of December 31, 2019. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $89.8 million for the year ended December 31, 2018 to $101.4 million for the year ended December 31, 2019, an increase of $11.6 million or 13%. We currently have subsidiaries outside of the United States in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

 In the future, we may expand to other locations outside of the United States. Our current global operations and future initiatives will involve a variety of risks, including:

•changes in a specific country’s or region’s political or economic conditions;
•changes in regulatory requirements, taxes or trade laws such as Brexit;

•more stringent regulations relating to data security, such as where and how data can be housed, accessed and used, and the unauthorized use of, or access to, commercial and personal information;
•differing labor regulations, especially in countries and geographies where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs as well as hire and retain local management, sales, marketing and support personnel, along with the ability to recapture costs to open up new geographies;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•increased travel, real estate, infrastructure and legal compliance costs associated with global operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general preferences for local vendors;
•limited or insufficient intellectual property protection;
•political instability or terrorist activities;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

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

We plan to continue investing resources in research and development in order to enhance our current product and service offerings, and other new offerings that will appeal to clients and potential clients, for example, our partnership with Salesforce to support SaaS solutions and our Application Management Services (AMS) for SAP and Oracle products. The development of new product and service offerings could divert the attention of our management and our employees from the day-to-day operations of our business, the new product and service offerings may not generate sufficient revenue to offset the increased research and development expenses, they may not generate gross profit margins consistent with our current margins, and if we are not successful in implementing the new product and service offerings, we may need to write off the value of our investment. Also, these new product and service offerings may be in markets that are more competitive than markets for our existing product and service offerings, making it more difficult to introduce them to clients and potential clients effectively or provide them profitably. Furthermore, if our new or modified products, services or technology do not work as intended, are not responsive to client needs or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing and prospective clients or related opportunities, in which case our financial condition and results of operations may be adversely impacted.

If our data security measures are compromised or unauthorized access to or misuse of customer data occurs, our services may be perceived as not being secure, customers may curtail or cease their use of our services, our reputation may be harmed, and we may incur significant liabilities. Further, we are subject to governmental and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our customers. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, vendor or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our customers may be harmed, and we could incur significant liabilities. In particular, cyberattacks, such as phishing, continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. In addition, if the security measures of our customers are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our customers’ systems that we support, and we may not be able to make such repairs in a timely manner or at all. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our systems or security measures or gain unauthorized access to our customers’ proprietary information and protected data.

Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. In addition, some of our customers contractually require notification of any data security compromise. In the event of a data security compromise, we may have difficulty timely complying with notification requirements that are unreasonably short or burdensome. Security compromises experienced by our customers, by our competitors or by us may lead to public disclosures, which may lead to widespread negative publicity. Any data security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their agreements with us, or subject us to third party lawsuits, government investigations, regulatory fines or other action or liability, all or any of which could materially and adversely affect our business, financial condition and results of operations.

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

As a global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation, and may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation (GDPR), which came into effect in the European Union (EU) on May 25, 2018, creates a broad range of new compliance requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We are also subject to certain requirements of the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020 and which adds to the range of privacy-related compliance requirements. We generally comply with industry standards and strive to comply with all applicable laws and other legal obligations relating to privacy and data protection, but it is possible that these laws and legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices or may be mandated at a pace that exceeds our ability to comply. Compliance with such laws and other legal obligations may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, potential fines and other expenses related to such governmental actions, result in an order requiring that we change our data practices or business practices, and could cause our customers to lose trust in us, any of which could have an adverse effect on our business.

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

As reported in prior years, we have had material weaknesses in our internal control over financial reporting. In connection with the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015, management determined that we had several material weaknesses in our internal control over financial reporting. The material weaknesses related to the following:

•inadequate controls in relation to recognition of liabilities for embedded derivatives in connection with our former Credit Facility (2016);
•inadequate controls in relation to revenue recognition from support service sales contracts whereby we incorrectly accounted for multi-year, non-cancelable support service sales contracts as a single delivery arrangement and incorrectly accounting for revenue for certain non-standard contract provisions (2015 and 2016);
•various sales tax control matters related to manual processes and determination of tax liabilities in certain states (2015); and
•inadequate controls for accrual of loss contingencies related to our litigation with Oracle (2015).

Although we remediated these material weaknesses during the years ended December 31, 2017 and 2016, we cannot provide assurance that material weaknesses in our internal control over financial reporting will not be identified in the future.

For the year ended December 31, 2019, our management was required to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal control in our annual report on Form 10-K. As of December 31, 2019, we have concluded that our internal control over financial reporting was effective.

With respect to controls over revenue accounting procedures, we intend to continue to work on automating our processes, especially around the new FASB revenue accounting standard, as well as to continue to enhance our review processes around new and renewal contracts. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting when we cease qualifying as an “emerging growth company” pursuant to the JOBS Act. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. For further information regarding our controls and procedures, see Part II, Item 9a of this Report.

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

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, power loss, telecommunications failure, extreme weather conditions (such as hurricanes, wildfires or floods) or other catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, loss of critical data or could prevent us from providing our products and services to our clients. In addition, several of our employee groups reside in areas particularly susceptible to earthquakes, such as the San Francisco Bay Area and Japan, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems, or otherwise continue to provide our services to our clients. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems could affect our ability to conduct normal business operations and adversely affect our business, financial condition and results of operations. Additionally, the emergence or spread of a pandemic or other widespread health emergency (or concerns over and response to the possibility of such an emergency), including COVID-19, that causes any of our employee groups to become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental or client corporate restrictions, or causes our clients to have ill or logistically restricted workforces, or who choose to cease or delay meetings with us or decisions regarding engaging our services could adversely affect our business, financial condition and results of operations.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will likely occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. In addition, the FASB issued ASU No. 2016-02, Leases, in February 2016, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. For the impact on our financial position or results of operations upon adoption of recently issued accounting standards that are not yet effective and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our consolidated financial statements included in Part II, Item 8 of this Report.

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

The price of our Common Stock, warrants and units may fluctuate due to a variety of factors, including:

•developments in our continuing litigation with Oracle;
•actions that may be taken by our holders of Series A Preferred Stock and the Convertible Notes;
•any future equity or debt financing by us;
•our ability to pay cash dividends payable on our Series A Preferred Stock or to effectively service any outstanding debt obligations;
•the announcement of new products or product enhancements by us or our competitors;
•developments concerning intellectual property rights;
•changes in legal, regulatory and enforcement frameworks impacting our products;
•developments in the governmental inquiry instituted in March 2018 and any legal proceedings instituted involving us, if any, from such inquiry;
•variations in our and our competitors’ results of operations;
•the addition or departure of key personnel;
•announcements by us or our competitors of acquisitions, investments or strategic alliances;
•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry
•the level and changes in our year-over-year revenue growth rate;
•the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•any delisting of our Common Stock from Nasdaq Global Market (“Nasdaq”) due to any failure to meet listing requirements;
•our Public Warrants and units are quoted on the OTC Pink Current Information Marketplace which is a significantly more limited market than Nasdaq; and
•the general state of the securities market.

These market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance.

Our preferred stockholders and certain of our common stockholders can exercise significant control, which could limit your ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock and convertible Series A Preferred Stock outstanding as of December 31, 2019, eleven of our stockholders have aggregate voting power of 77.0% of our outstanding capital stock. As of December 31, 2019, on an as-converted basis, (i) approximately 30.9% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 15.9% of our outstanding voting capital stock is beneficially owned by Seth Ravin, our Chief Executive Officer, (iii) approximately 9.5% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., and (iv) the remaining holders of our Series A Preferred Stock have aggregate voting power representing approximately 20.7% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as in-kind dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of

Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 57.5% as of December 31, 2019.

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

Each share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 15.5 million shares of Common Stock as of December 31, 2019 for the Series A Preferred Stock and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a payment-in-kind dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A Preferred Stock into Common Stock after July 19, 2021 if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

Our certificate of incorporation and bylaws, and Delaware General Corporation Law (the "DGCL"), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•the ability of our Board of Directors to issue shares of preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer, pursuant to which we have issued Series A Preferred Stock entitled to receive a liquidation preference and certain amounts in connection with a change of control of the Company and other similar extraordinary transactions;
•the limitation of the liability of, and the indemnification of our directors and officers;
•the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•the requirement that directors may only be removed from our Board of Directors for cause;
•a prohibition on common stockholder action by written consent, which forces common stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•the requirement that a special meeting of stockholders may be called only by our Board of Directors, the chairperson of our Board of Directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of Board of Directors and stockholder meetings;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or our bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our Board of Directors to amend the bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

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

Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•any derivative action or proceeding brought on behalf of us;
•any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers or other employees;
•any action asserting a claim against us or any of our directors, officers or employees arising out of or relating to any provision of the DGCL, our certificate of incorporation or our bylaws; or
•any action asserting a claim against us or any of our directors, officers, stockholders or employees that is governed by the internal affairs doctrine of the Court of Chancery.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.          Properties

Our principal executive offices are located in Las Vegas, Nevada. We also have offices located in Pleasanton, California; Chicago, Illinois; New York, New York; Wilmington, Delaware; Greensboro, North Carolina; Monroe, Louisiana; Hong Kong; London, United Kingdom; Sydney, Australia; Melbourne, Australia; Brisbane, Australia; Auckland, New Zealand; Dubai, United Arab Emirates; Kuala Lumpur, Malaysia; Mexico City, Mexico; Amsterdam, Netherlands; São Paulo, Brazil; Frankfurt, Germany; Paris, France; Warsaw, Poland; Stockholm, Sweden; Taipei, Taiwan; Tel Aviv, Israel; Tokyo, Japan; Osaka, Japan; Seoul, South Korea; Hyderabad, India; Bengaluru, India; and Singapore.

We lease all of our facilities, and we do not own any real property. We are expanding in multiple locations globally. To the extent we may require additional office space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3.          Legal Proceedings

The legal proceedings and government inquiry described in Note 11 of the 2019 consolidated financial statements included in Item 8 of this Report are incorporated in this Item 3. Legal Proceedings by reference.

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

Holders

On March 10, 2020, there were approximately 67 stockholders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock are held of record in broker “street names” for the benefit of individual investors.

Dividends

The holders of Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a quarterly payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the July 19, 2018 issuance and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. For the year ended December 31, 2019, we incurred Cash Dividends of $15.1 million and PIK Dividends of $4.5 million, totaling $19.6 million. Based on 155,231 shares of Series A Preferred Stock outstanding as of December 31, 2019, we incurred total dividends of $126.23 per share of the Series A Preferred Stock for the year ended December 31, 2019. The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. For further information about dividends on our Series A Preferred Stock, please refer to Note 7 of our consolidated financial statements included in Item 8 of this Report.

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

Stock Performance

The accompanying performance graph compares the cumulative total stockholder return on our Common Stock, $0.0001 par value per share, for the period beginning October 11, 2017 and ended December 31, 2019, with the cumulative total return on the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index over the same period (assuming the investment of $100 in our Common Stock, the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index on October 11, 2017, the Company's initial listing date on the Nasdaq Global Market), and the reinvestment of dividends. The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our Common Stock.

	10/11/2017	12/31/2017	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Rimini Street, Inc.	$100.00	$81.31	$52.59	$51.03	$54.15	$44.58	$39.37
Nasdaq Composite Index	$100.00	103.81	$99.48	$116.05	$120.24	$120.14	$134.88
Dow Jones U.S. Computer Services Index	$100.00	$101.53	$87.21	$106.30	$109.58	$107.58	$107.64

Total Return
Index Value
150
125
100
75
50
25
10/11/17
12/31/17
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
Rimini Street, Inc.
NASDAQ Composite Index
Dow Jones U.S. Computer Services Index

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

We derived the selected consolidated statements of operations and cash flows data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements appearing in Item 8 of this Report. The selected consolidated statements of operations and cash flows data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this Report. Presented below is our selected financial data for each of the years in the five-year period ended December 31, 2019 (in thousands, except percentages and per share amounts):

	As of December 31,
	2019	2018 (3)	2017 (3)	2016	2015
Consolidated balance sheet data:
Cash, cash equivalents and restricted cash	$38,388	$25,206	$40,027	$28,237	$12,559
Total assets	201,220	146,523	145,781	99,378	62,741
Long-term debt:
Current maturities of long-term debt	—	2,372	15,500	24,750	14,814
Long-term debt, net of current maturities	—	—	66,613	63,314	—
Total liabilities	292,497	257,923	319,910	312,888	275,060
Redeemable Series A Preferred Stock, net of discount	131,316	113,998	—	—	—
Stockholders' deficit	(222,593)	(225,398)	(174,127)	(213,510)	(212,319)

	Year Ended December 31,
	2019	2018 (3)	2017 (3)	2016	2015
Consolidated statements of operations data:
Revenue	$281,052	$253,460	$214,860	$160,175	$118,163
Cost of revenue	105,106	95,981	82,898	67,045	52,766
Gross profit	175,946	157,479	131,962	93,130	65,397
Gross margin (1)	62.6%	62.1%	61.4%	58.1%	55.3%
Operating expenses:
Sales and marketing	107,280	89,493	65,684	72,936	50,330
General and administrative	47,364	37,204	36,144	36,212	24,220
Litigation costs and related recoveries, net	(834)	1,258	4,860	(29,949)	32,732
Total operating expenses	153,810	127,955	106,688	79,199	107,282
Operating income (loss)	22,136	29,524	25,274	13,931	(41,885)
Interest expense	(398)	(32,530)	(43,357)	(13,356)	(829)
Other debt financing expenses	—	(58,331)	(18,361)	(6,372)	—
Gain (loss) from change in fair value of redeemable warrants	—	—	(16,352)	1,578	—
Gain (loss) from change in fair value of embedded derivatives	—	1,600	3,800	(5,400)	—
Other income (expense), net	(1,495)	(2,222)	291	(1,786)	(1,104)
Income (loss) before income taxes	20,243	(61,959)	(48,705)	(11,405)	(43,818)
Income tax expense	(2,714)	(1,992)	(1,319)	(1,532)	(1,451)
Net income (loss)	$17,529	$(63,951)	$(50,024)	$(12,937)	$(45,269)
Net loss attributable to common stockholders	$(7,914)	$(74,592)	$(50,024)	$(22,937)	$(45,269)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(0.12)	$(1.22)	$(1.55)	$(0.95)	$(1.87)
Weighted average number of shares of Common Stock outstanding, basic and diluted (2)	66,050	61,384	32,229	24,262	24,222

Consolidated statements of cash flows data:
Net cash provided by (used in):
Operating activities	$20,386	$22,382	$29,163	$(59,609)	$1,573
Investing activities	(1,872)	(1,053)	(1,392)	(1,188)	(1,747)
Financing activities	(5,737)	(34,774)	(16,490)	77,088	(842)
__________________
(1)Gross margin is computed by dividing gross profit by revenue.
(2)The change in capital structure resulting from the consummation of the mergers and reverse recapitalization has been given retroactive effect in the calculation of net loss per share attributable to common stockholders based on the restated weighted average number of shares of our Common Stock outstanding, as discussed in the introductory paragraph to this Item 6. In accounting for the reverse recapitalization, the historical capitalization related to shares of RSI Common Stock have been retroactively restated based on the Exchange Ratio as if shares of Common Stock had been issued as of the later of (i) the issuance date of the shares, or (ii) the earliest period presented herein. With respect to RSI Preferred Stock, conversion to shares of Common Stock required the affirmative vote by the respective holders of RSI Preferred Stock. Therefore, conversion is not reflected until October 10, 2017, and the capital structure of RMNI is deemed to include the RSI Preferred Stock until consummation of the mergers. For purposes of the calculation of diluted net loss per share for all periods, all shares of RSI’s Series A, B and C Preferred Stock and all common stock equivalents have been excluded from the weighted average number of common shares outstanding since the impact was anti-dilutive.
(3)The summary consolidated financial data for the fiscal years ended and as of December 31, 2018 and 2017 have been retrospectively restated to reflect the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, codified under Accounting Standards Codification ("ASC 606"). See Note 3 of our consolidated financial statements included in Part II, Item 8 of this Report for further information. The summary consolidated financial data for the fiscal years ended and as of December 31, 2016 and 2015 have not been updated to reflect the adoption of Topic 606.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rimini Street, Inc. (referred to as the “Company”, “we” and “us”) was incorporated in Delaware on October 10, 2017. As discussed below, the Company’s predecessor was also named Rimini Street, Inc., a company incorporated in the state of Nevada in September 2005 and referred to herein as RSI. References to “management” or “management team” refer to the officers and directors of the Company and/or RSI as its predecessor.

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

As discussed in Note 3 to the consolidated financial statements appearing in Part II, Item 8 of this Report, the Company has changed its method of accounting for revenue from contracts with customers as of January 1, 2017 due to the adoption of the FASB’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The summary consolidated financial data for the years ended as of December 31, 2018 and 2017 have been retrospectively restated to reflect the adoption of Topic 606. The summary consolidated financial data for the fiscal years ended and as of December 31, 2016 and 2015 have not been updated to reflect the adoption of Topic 606.

The Company adopted the new standard during the fourth quarter of fiscal 2019 using the full retrospective method, effective as of January 1, 2017. As a result of this election, fiscal year 2019 interim periods were reported under the previously existing U.S. GAAP, while full year 2019 results have been reported under the new standard. The Company will apply the new standard for interim reporting purposes beginning in the first quarter of fiscal 2020. As further discussed in Note 3 to the consolidated financial statements appearing in Part II, Item 8 of this Report, adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition and sales commissions.

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

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2019, SAP reported that support revenue represented approximately 42% of its total revenue and, for fiscal 2019, Oracle reported a margin of 86% for cloud services and license support.

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

As of December 31, 2019, we employed approximately 1,270 professionals and supported over 2,060 active clients globally, including 78 Fortune 500 companies and 22 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and have wholly-owned subsidiaries in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $281.1 million, $253.5 million and $214.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, representing a year-over-year increase of 11% and 18% for 2019 and 2018, respectively. We have a history of losses, and as of December 31, 2019, we had an accumulated deficit of $314.7 million. We earned net income of $17.5 million for the year ended December 31, 2019 and had net losses of $64.0 million and $50.0 million for the years ended December 31, 2018 and 2017, respectively. We generated approximately 64% of our revenue in the United States and approximately 36% of our revenue from our international business for the year ended December 31, 2019.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of December 31, 2018, we had outstanding contractual obligations under a note payable to a related party with a carrying value of $2.4 million. The note was paid off on June 28, 2019. As of December 31, 2019, we had no outstanding contractual obligations under any note payables.

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

Recent Developments

Reference is made to Note 7 to our consolidated financial statements included in Part II, Item 8 of this Report for a discussion of recent developments related to the securities purchase agreements entered into on June 20, 2019 and March 7, 2019, and the related private placements of Series A Preferred Stock, Common Stock and Convertible Notes.

Additionally, reference is made to Note 11 to our consolidated financial statements included in Part II, Item 8 of this Report for a discussion of developments in our litigation with Oracle. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest) on April 5, 2019. As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million for the year ended December 31, 2019. The award that we received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I. Therefore, we also incurred costs of $3.9 million for the year ended December 31, 2019, reflecting the current estimated contractual amounts due to the insurance company to date. The liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred. Further, on August 16, 2019, U.S. Court of Appeals for the Ninth Circuit (the "Court of Appeals") entered an order affirming the permanent injunction in Rimini I and the award of attorneys’ fees that were previously paid to Oracle. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the district court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code.

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

When we provide base software support for a Perpetual License, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a Perpetual License, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to 25% of the annual fees charged by the software vendor for their base support. For supplemental software support on a Subscription License, we generally offer our clients services for a fee that is equal to 50% of the annual fees charged by the software vendor for their supplemental or premium support. We also offer a special support service, Rimini Street Extra Secure Support, for clients that require a higher level of security clearance for our engineers accessing their system. Rimini Street Extra Secure Support is an additional fee added to our base or supplemental support fee and is priced at approximately 1% of the software vendor’s annual fees for base maintenance for Perpetual Licenses and at approximately 2% of the subscription fees for Subscription Licenses. Subscriptions for additional software products and services are available, designed to meet specific client needs and we believe provide exceptional value for the fees charged.

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

We currently offer most of our support products and services on a subscription basis for a term that is generally 15 years in length with generally an initial, non-cancelable period of two to three years. The negotiated fees extend for the full term of the contract and usually include modest increases (averaging approximately three percent) after the initial non-cancelable period of each contract. For both of the years ended December 31, 2019 and December 31, 2018, approximately 75% of our invoicing was generated inside a non-cancelable period, and approximately 25% of our invoicing was generated outside of a non-cancelable period.

After a non-cancelable period, our clients generally have the ability to terminate their support contracts on an annual basis upon a notice period generally ranging from 60 to 90 days prior to the end of the support period or renegotiate a mutually-agreeable, additional support period – including potentially an additional multi-year, non-cancelable support period. We generally invoice our clients annually in advance of the support period. We record amounts invoiced for support periods that have not yet occurred as deferred revenue on our balance sheet. We net any unpaid accounts receivable amounts relating to cancellable support periods against deferred revenue on our balance sheet.

In November 2019, we announced the global availability of our Application Management Systems ("AMS") for Oracle, which includes coverage for Oracle Database, Middleware and a wide range of Oracle applications including E-Business Suite, JD Edwards, PeopleSoft and Siebel. In addition to leveraging our support services for Oracle that replaces expensive and less robust software vendor annual support with a more responsive and comprehensive support offering, our clients can now have us manage their Oracle systems day-to-day with an integrated application management and support service provided by a single trusted vendor. As an integrated service, we believe we can provide clients a better model, better people, and better outcomes with higher satisfaction and significant savings of time, labor and money. The AMS for Oracle includes system administration, operational support, health monitoring and enhancement support.

In August 2019, we announced plans to globally offer AMS for SAP enterprise software, expanding the scope of support services we will offer clients globally. This AMS service is in addition to our traditional enterprise Support Services. We are already providing this new SAP AMS service to clients in North and South America. The service includes system administration and SAP Basis support, system health monitoring with proactive analysis, preventative system recommendations and event detection; and enhancement support for complex SAP software landscapes.

Our pricing model is a key component of our marketing and sales strategy and we believe delivers significant savings and value to our clients.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of December 31, 2019, 2018 and 2017, we had over 2,060, 1,800 and 1,560 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of December 31, 2019, 2018 and 2017, we had over 1,160, 1,050 and 940 unique clients, respectively.

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

Annualized subscription revenue

We recognize subscription revenue on a daily basis. We define annualized subscription revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base assuming no cancellations or price changes occur during that period. Subscription revenue excludes any non-recurring revenue, which has been insignificant to date. Our annualized subscription revenue was approximately $302 million, $271 million and $235 million as of December 31, 2019, 2018 and 2017, respectively.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancelable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92%, 91% and 93% for the years ended December 31, 2019, 2018 and 2017, respectively.

Gross margin

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross margin is the ratio of gross profit divided by revenue. Our gross margin was approximately 62.6%, 62.1% and 61.4% for the years ended December 31, 2019, 2018 and 2017, respectively. We believe the gross margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, amortization expense associated with capitalized sales commissions, sales commissions that do not qualify for capitalization, travel related expenses, outside services and allocated overhead. Sales commissions are costs of obtaining customer contracts and are capitalized and then amortized over a period of benefit that we have determined to be 4 years.

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

Loss from change in fair value of redeemable warrants. We had warrants outstanding that were redeemable in cash at the option of the holders at the earliest to occur of (i) termination of the Credit Facility, (ii) a change of control, or (iii) 30 days prior to the stated expiration date of the warrants. Due to the existence of the cash redemption feature, the warrants were recorded at fair value and classified as a liability through October 10, 2017 when the cash redemption feature was eliminated upon the effectiveness of the Sixth Amendment to the Credit Facility. On October 10, 2017 the warrants were reclassified to equity. We engaged an independent valuation specialist to perform valuations of the redeemable warrants on a quarterly basis.

Changes in the fair value of redeemable warrants are reflected as a non-operating gain or loss in our consolidated statements of operations through October 10, 2017.

Gain from change in fair value of embedded derivatives. Our former Credit Facility contained features referred to as embedded derivatives that were required to be bifurcated and recorded at fair value. Embedded derivatives included requirements to pay default interest upon the existence of an event of default, requirements to pay certain target date fees, and to pay “make-whole” interest for certain mandatory and voluntary prepayments of the outstanding principal balance under the Credit Facility. We engaged an independent valuation specialist to perform valuations of the embedded derivatives on a quarterly basis. Changes in the fair value of embedded derivatives were reflected as a non-operating gain or loss in our consolidated statements of operations until July 19, 2018 when the Credit Facility was terminated.

Other income (expenses), net. Other income (expense), net consists primarily of gains or losses on foreign currency transactions, write-off of deferred debt financing costs related to unsuccessful financings, and interest income.

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

Results of Operations

Comparison of Years ended December 31, 2019 and 2018

Our consolidated statements of operations for the years ended December 31, 2019 and 2018 are presented below (in thousands):

			Variance
	2019	2018 (2)	Amount	Percent
Revenue	$281,052	$253,460	$27,592	10.9%
Cost of revenue:
Employee compensation and benefits	70,604	64,158	6,446	10.0%
Engineering consulting costs	16,644	13,946	2,698	19.3%
Administrative allocations (1)	12,271	10,715	1,556	14.5%
All other costs	5,587	7,162	(1,575)	(22.0)%
Total cost of revenue	105,106	95,981	9,125	9.5%
Gross profit	175,946	157,479	18,467	11.7%
Gross margin	62.6%	62.1%
Operating expenses:
Sales and marketing	107,280	89,493	17,787	19.9%
General and administrative	47,364	37,204	10,160	27.3%
Litigation costs and related recoveries, net	(834)	1,258	(2,092)	(166.3)%
Total operating expenses	153,810	127,955	25,855	20.2%
Operating income	22,136	29,524	(7,388)	(25.0)%
Non-operating expenses:
Interest expense	(398)	(32,530)	32,132	(98.8)%
Other debt financing expenses	—	(58,331)	58,331	(100.0)%
Gain from change in fair value of embedded derivatives	—	1,600	(1,600)	(100.0)%
Other expenses, net	(1,495)	(2,222)	727	(32.7)%
Income (loss) before income taxes	20,243	(61,959)	82,202	(132.7)%
Income tax expense	(2,714)	(1,992)	(722)	36.2%
Net income (loss)	$17,529	$(63,951)	$81,480	(127.4)%
_____________________

(1)Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, such costs are allocated between cost of revenue, sales and marketing, and general and administrative expenses based primarily on relative headcount, except for facilities which is based on occupancy.

(2)The summary consolidated financial data for the fiscal year ended and as of December 31, 2018 has been retrospectively restated to reflect the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, codified under Accounting Standards Codification ("ASC 606"). See Note 3 of our consolidated financial statements included in Part II, Item 8 of this Report for further information.

Revenue. Revenue increased from $253.5 million for the year ended December 31, 2018 to $281.1 million for the year ended December 31, 2019, an increase of $27.6 million or 11%. The vast majority of this increase was driven by a 13% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. On a regional basis, United States revenue grew from $163.7 million for fiscal 2018 to $179.7 million for fiscal 2019, an increase of $15.9 million or 10%, while international revenue grew from $89.8 million for fiscal 2018 to $101.4 million for fiscal 2019, an increase of $11.6 million or 13%. Accelerated growth in our international business was driven by an increase in sales headcount primarily in Asia and Europe and an increase in marketing and advertising spend targeted for prospective clients outside the United States.

Our former Credit Facility included covenants that restricted our spending on sales and marketing activity that resulted in sequential quarterly reductions in new business activity during fiscal 2018. These covenants became less restrictive beginning on October 10, 2017 when the Credit Facility was amended, and all covenants were eliminated on July 19, 2018 as a result of the termination of the Credit Facility. The October 2017 amendment allowed us to increase our sales and marketing spending beginning in the fourth quarter of 2017. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into revenue, if at all. In addition, beginning in the second quarter of 2017, some potential sales transactions were adversely affected by certain competitive actions, and we are encountering increased competitive discounting by enterprise software vendors. As a result, our fiscal 2019 versus fiscal 2018 growth in revenue decreased from approximately 18% for 2018 to 11% for 2019. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 12% for the fourth quarter of 2019 is expected to result in relatively similar revenue growth rates for 2020 as compared to 2019.

Cost of revenue. Total cost of revenue increased from $96.0 million for the year ended December 31, 2018 to $105.1 million for the year ended December 31, 2019, an increase of $9.1 million or 10%. This increase was primarily due to additional support for the increasing number of clients that resulted in an increase in employee compensation and benefits of $6.4 million and an increase in contract labor costs of $2.7 million.

The $6.4 million increase in cost of revenue attributable to employee compensation and benefits for the year ended December 31, 2019, was primarily due to (a) an increase in salaries, wages and benefit costs of $7.1 million due to a 10% increase in the average number of employees devoted to cost of revenue functions, annual pay increases, and increased bonus payouts, offset by a decrease of $0.7 million in sabbatical expense. Our sabbatical benefit plan began in May 2018, and provides full time employees that achieve 10 years of service with a one-month paid sabbatical leave, and the grant of restricted stock units (“RSU’s”) with a fair value on the date of grant of $10,000 (the RSU’s then vest over the subsequent 12-month period).

As discussed in Note 11 to our consolidated financial statements included in Item 8 of this Report, in August 2018 Oracle obtained a permanent injunction from the District Court that prohibits us from using certain processes that could require us to incur additional labor costs to provide support for our clients as contracted. In September 2018, the Company filed a motion with the Court of Appeals, seeking a stay of the permanent injunction pending appeal and requesting a decision before the expiration of the temporary stay entered by the District Court. In November 2018, the Court of Appeals denied the Company’s motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of the Company’s appeal, and it confirmed the briefing schedule for the appeal. The briefing on our appeal to the Court of Appeals was completed in March 2019, and a hearing on our appeal occurred in July 2019. In August 2019, the Court of Appeals entered an order affirming the permanent injunction and the award of attorneys’ fees that were previously paid to Oracle. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code. Since the date the temporary stay was lifted on the permanent injunction, we have incurred and will continue to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing.

Gross Profit. Gross profit increased from $157.5 million for the year ended December 31, 2018 compared to $175.9 million for the year ended December 31, 2019, an increase of $18.5 million or 12%. Gross margin for the year ended December 31, 2018 was 62.1% compared to 62.6% for the year ended December 31, 2019. Our revenue for the year ended December 31, 2019 increased by $27.6 million or 11% compared to the year ended December 31, 2018. Total cost of revenue for the year ended December 31, 2019 increased by $9.1 million, or 10%, compared to the year ended December 31, 2018. Given that the increase in the cost of revenue was 10% compared to the increase in revenue of 11%, it resulted in a slightly improved gross margin for the year ended December 31, 2019 compared to the year ended December 31, 2018. The improved gross margin for the year ended December 31, 2019 was primarily the result of a reduction in all other costs, largely driven by a $1.6 million decrease in travel and business meeting costs as we did not hold our Global Service Delivery conference during 2019, which our support team attends.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 35% for the year ended December 31, 2018 to 38% for the year ended December 31, 2019. In dollar terms, sales and marketing expenses increased from $89.5 million for the year ended December 31, 2018 to $107.3 million for the year ended December 31, 2019, an increase of $17.8 million or 20%. This increase was primarily due to (i) a $15.8 million increase in employee compensation and benefits as a result of a 19% increase in average headcount, (ii) an increase in shared service allocations for facilities, security and technology of $2.7 million to support more employees, (iii) a $0.9 million increase in contract labor, and (iv) an increase of $0.4 million for all other costs. These increases were offset in part by (i) a $1.5 million decrease in travel and business meeting costs as we did not hold our sales kickoff meeting during 2019, (ii) a $0.5 million decrease in marketing and advertising costs, and (iii) a decrease in employee recruitment costs of $0.2 million.

The $15.8 million increase in sales and marketing expense attributable to employee compensation and benefits for the year ended December 31, 2019, was primarily due to an increase in (i) salaries, wages and benefit costs of $11.6 million due to a 19% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and higher bonus payouts and (ii) commissions of $4.6 million due to new customer wins in excess of the prior year and an unfavorable impact of $2.8 million as a result of adopting ASC 606 as less commissions were capitalized in 2019. These increases were partially offset by a decrease in costs of $0.3 million associated with our sabbatical benefit plan adopted in May 2018.

Our overall spending increased as we attempt to accelerate our future revenue growth by investing in more resources, which is now possible as we no longer have a sales and marketing spending ratio covenant in place due to the termination of our former Credit Facility in July 2018. We currently expect sales and marketing expenses to be in the range of 36% to 38% of revenue for the year ending December 31, 2020.

General and administrative. General and administrative expenses increased from $37.2 million for the year ended December 31, 2018 to $47.4 million for the year ended December 31, 2019, an increase of $10.2 million or 27%. This increase was primarily due to increases in (i) compensation and benefit costs of $5.9 million, (ii) sales tax expense and other taxes increased $4.5 million due to recording a larger sales tax benefit in 2018, (iii) an increase in contract labor of $1.8 million, and (iv) an increase of computer supplies and software costs for $1.3 million.

These increases which total $13.5 million were partially offset by an increase in general and administrative allocations out to other departments of $4.3 million driven primarily by increased headcount in 2019.

The $5.9 million increase in general and administrative expenses attributable to employee compensation and benefits for the year ended December 31, 2019, was primarily due to (i) an increase in salaries, wages and benefit costs of $4.9 million due to a 11% increase in the average number of employees devoted to general and administrative functions, annual pay increases, and increased bonus payouts, and (ii) an increase of $1.1 million in stock-based compensation expense. These increases were partially offset by a decrease of $0.2 million of sabbatical benefit plan costs.

Looking forward, we expect to continue to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with being a public company. Public company costs that are expected to increase in the future include additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, we currently expect our general and administrative expenses to increase in dollar terms in future periods. We currently expect general and administrative expense to be in the range of 16% to 18% of revenue for the year ending December 31, 2020.

Litigation costs and related recoveries, net. For the years ended December 31, 2019 and 2018, litigation costs and related recoveries, net consist of the following (in thousands):

	2019	2018	Change
Professional fees and other defense costs of litigation	$8,002	$30,126	$(22,124)
Litigation appeal refund	(12,775)	(21,285)	8,510
Insurance recoveries, net	3,939	(7,583)	11,522
Litigation costs, net of related insurance recoveries	$(834)	$1,258	$(2,092)

Professional fees and other defense costs associated with litigation decreased from $30.1 million for the year ended December 31, 2018 to $8.0 million for the year ended December 31, 2019, a decrease of $22.1 million. This decrease was primarily due to lower costs associated with discovery work on the Rimini II litigation, the Rimini I appeal, and the United States Attorney's Office (the "USAO") inquiry during 2019 compared to 2018. In addition, the Company resolved a dispute with a vendor, which resulted in a non-recurring benefit of $1.8 million to professional fees and litigation costs during 2019.

Litigation appeal refunds decreased from $21.3 million for the year ended December 31, 2018 to $12.8 million for the year ended December 31, 2019. Over a six-year period through October 2016, we were actively engaged in the Rimini I litigation, for which we paid a judgment of $124.4 million in October 2016. On March 31, 2018, Oracle paid us approximately $21.5 million including post-judgment interest of $0.2 million for the reversal of the award under state computer access statutes mandated by the Court of Appeals. Due to the collection of this award in cash, we recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the year ended December 31, 2018.

In May 2018, we also appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 11 to our consolidated financial statements included in Part II, Item 8 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million for the year ended December 31, 2019. The award received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I.

Insurance costs and related recoveries, net increased from a net recovery of $7.6 million for the year ended December 30, 2018 to net cost of $3.9 million for the year ended December 31, 2019. During the first quarter of 2018, Rimini II legal fees exceeded the $8.0 million balance of the deferred settlement liability which was eliminated through the recognition of insurance recoveries. As a result, we recognized an $8.0 million deferred gain for the year ended December 31, 2018 offset by $0.4 million owed to an insurance company. As noted above, we recognized costs of $3.9 million for the year ended December 31, 2019 reflecting our current estimate of the amounts owed to the insurance company to date from the amounts refunded by Oracle from the Rimini I litigation. The liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred. We expect this liability to be settled in the second quarter of 2020.

Interest expense. Interest expense decreased from $32.5 million for the year ended December 31, 2018 to $0.4 million for the year ended December 31, 2019, a decrease of $32.1 million. Reductions in interest expense were primarily due to the payoff of the former Credit Facility on July 19, 2018, including reductions in (i) interest payable at 12.0% of $7.5 million, (ii) PIK interest payable at 3.0% of $1.9 million, (iii) accretion expense of $11.7 million, and (iv) make-whole applicable premium of $3.1 million, (v) a make-whole applicable premium of $7.3 million of make-whole premium upon payoff of the Credit Facility on July 19, 2018, and (vi) an decrease in accretion of $0.7 million related to the GP Sponsor note payable. The note was paid off on June 28, 2019.

Other debt financing expenses. Other debt financing expenses were $58.3 million for the year ended December 31, 2018 and were none for the year ended December 31, 2019. The debt financing expenses in fiscal year 2018 were primarily attributable to the payoff of the Credit Facility on July 19, 2018, which resulted in charges for the write-off of DDIC for the funded debt of $44.6 million and the unfunded debt of $2.8 million. In addition, there were other costs which were not incurred during 2019 due the payoff of the Credit Facility such as write-offs of DDIC due to mandatory prepayments of $7.2 million, collateral monitoring fees of $1.6 million and amortization as well as unused line fees.

Gain from change in fair value of embedded derivatives. Upon the termination of the former Credit Facility on July 19, 2018, we no longer recognized a liability for embedded derivatives associated with this instrument and recognized a corresponding gain in the third quarter of 2018. As a result, we recognized a gain of $1.6 million due to the change in fair value of embedded derivatives for the year ended December 31, 2018. There was no corresponding activity due to the termination of the former Credit Facility in 2018, resulting in no gain or loss being recorded for the year ended December 31, 2019.

Other expenses, net. For the year ended December 31, 2018, we had other expense, net of $2.2 million as compared to other expense, net of $1.5 million for the year ended December 31, 2019, a decrease of $0.7 million. For the year ended December 31, 2019, other expense, net was primarily comprised of foreign exchange losses of $1.6 million and other non-operating expenses of $0.2 million. The amounts were partially offset by interest income of $0.2 million related to the U.S. Supreme Court decision. For the year ended December 31, 2018, other expense, net of $2.2 million was primarily comprised of foreign exchange losses of $1.4 million, and write-off of deferred financing costs of $0.7 million related to an unsuccessful debt financing, and other non-operating expenses of $0.3 million. These amounts, which total $2.4 million, were partially offset by post-judgment interest on the litigation appeal award of $0.2 million.

Income tax expense. Income tax expense increased from $2.0 million for the year ended December 31, 2018 to $2.7 million for the year ended December 31, 2019, an increase of $0.7 million or 36%. Substantially all of our income tax expense is attributable to our foreign operations. Our foreign earnings before income taxes increased from $6.3 million for the year ended December 31, 2018 to $6.7 million for the year ended December 31, 2019, an increase of $0.4 million.

Comparison of Years ended December 31, 2018 and 2017

Our consolidated statements of operations for the years ended December 31, 2018 and 2017 are presented below (in thousands):

			Variance
	2018 (2)	2017 (2)	Amount	Percent
Revenue	$253,460	$214,860	$38,600	18.0%
Cost of revenue:
Employee compensation and benefits	64,158	54,591	9,567	17.5%
Engineering consulting cost	13,946	14,683	(737)	(5.0)%
Administrative allocations (1)	10,715	9,041	1,674	18.5%
All other costs	7,162	4,583	2,579	56.3%
Total cost of revenue	95,981	82,898	13,083	15.8%
Gross profit	157,479	131,962	25,517	19.3%
Gross margin	62.1%	61.4%
Operating expenses:
Sales and marketing	89,493	65,684	23,809	36.2%
General and administrative	37,204	36,144	1,060	2.9%
Litigation costs and related recoveries, net	1,258	4,860	(3,602)	(74.1)%
Total operating expenses	127,955	106,688	21,267	19.9%
Operating income	29,524	25,274	4,250	16.8%
Non-operating expenses:
Interest expense	(32,530)	(43,357)	10,827	(25.0)%
Other debt financing expenses	(58,331)	(18,361)	(39,970)	217.7%
Loss from change in fair value of redeemable warrants	—	(16,352)	16,352	(100.0)%
Gain from change in fair value of embedded derivatives	1,600	3,800	(2,200)	(57.9)%
Other income (expenses), net	(2,222)	291	(2,513)	(863.6)%
Loss before income taxes	(61,959)	(48,705)	(13,254)	27.2%
Income tax expense	(1,992)	(1,319)	(673)	51.0%
Net loss	$(63,951)	$(50,024)	$(13,927)	27.8%
_____________________

(1)Includes the portion of costs for information technology, security services and facilities costs that are allocated to cost of revenue. In our consolidated financial statements, such costs are allocated between cost of revenue, sales and marketing, and general and administrative expenses based primarily on relative headcount, except for facilities which is based on occupancy.

(2)The summary consolidated financial data for the fiscal years ended and as of December 31, 2018 and 2017 have been retrospectively restated to reflect the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, codified under Accounting Standards Codification ("ASC 606"). See Note 3 of our consolidated financial statements included in Part II, Item 8 of this Report for further information.

Revenue. Revenue increased from $214.9 million for the year ended December 31, 2017 to $253.5 million for the year ended December 31, 2018, an increase of $38.6 million or 18%. The vast majority of this increase was driven by a 15% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. On a regional basis, United States revenue grew from $145.5 million for fiscal 2017 to $163.7 million for fiscal 2018, an increase of $18.2 million or 13%, while international revenue grew from $69.4 million for fiscal 2017 to $89.8 million for fiscal 2018, an increase of $20.4 million or 29%. Accelerated growth in our international business was driven by an increase in sales headcount primarily in Asia and Europe and an increase in marketing and advertising spend targeted for prospective clients outside the United States.

Cost of revenue. Cost of revenue increased from $82.9 million for the year ended December 31, 2017 to $96.0 million for the year ended December 31, 2018, an increase of $13.1 million or 16%. This increase was primarily due to additional support for the increasing number of clients that resulted in an increase in employee compensation and benefits of $9.6 million, an increase in IT, facilities, and security of $1.7 million, and an increase in all other costs of $2.6 million, offset by a decrease in contract labor of $0.7 million. The costs of both direct product support and shared services grew at a lower rate than the increase in clients and revenue as the support provided by these functions was spread over a wider client base.

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

Gross Profit. Gross profit increased from $132.0 million for the year ended December 31, 2017 compared to $157.5 million for the year ended December 31, 2018, an increase of $25.5 million or 19%. Gross margin for year ended December 31, 2017 was 61.4% compared to 62.1% for the year ended December 31, 2018. Our revenue for the year ended December 31, 2018 increased by $38.6 million or 18% compared to the year ended December 31, 2017. Total cost of revenue increased by $13.1 million or 16%, compared to the increase in revenue of 18%, resulting in a slight improvement in the gross margin for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increased utilization of our engineering workforce continued to be the primary driver in our efforts to contain growth in cost of revenue and improve gross margin for the year ended December 31, 2018.

Sales and marketing expenses. Sales and marketing expenses increased from $65.7 million for the year ended December 31, 2017 to $89.5 million for the year ended December 31, 2018, an increase of $23.8 million or 36%. This increase was primarily due to (i) a $13.7 million increase in employee compensation and benefits as a result of a 23% increase in average headcount, (ii) a $4.5 million increase in travel and business meeting costs as we increase our efforts to obtain new customers, (iii) a $2.2 million increase in marketing and advertising costs, (iv) an increase in shared service allocations for facilities, security and technology of $1.6 million to support more employees, and (v) an increase in employee recruitment costs and all other costs for $1.6 million.
The $13.7 million increase in sales and marketing expense attributable to employee compensation and benefits for the year ended December 31, 2018, was primarily due to an increase in (i) salaries, wages and benefit costs of $10.3 million due to a 23% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and higher bonus payouts, (ii) commissions of $2.6 million due to new customer wins in excess of the prior year, (iii) an increase in stock-based compensation expense of $0.5 million, and (iv) costs of $0.3 million associated with our sabbatical benefit plan adopted in May 2018.

Our overall increased spending was driven by a less stringent sales and marketing spending ratio covenant due to the sixth amendment to the Credit Facility that was effective in October 2017 and the elimination of spending restrictions upon termination of the Credit Facility in July 2018.

General and administrative expenses. General and administrative expenses increased from $36.1 million for the year ended December 31, 2017 to $37.2 million for the year ended December 31, 2018, an increase of $1.1 million or 3%. This increase was primarily due to increases in (i) compensation and benefit costs of $6.6 million, (ii) outside professional service costs of $1.5 million, (iii) rent and facilities costs of $0.9 million, (iv) computer supplies and software costs of $0.8 million, (v) travel and other administrative costs $0.7 million, (vi) franchise and related taxes of $0.7 million and (vii) all other costs of $0.3 million. These increases were primarily due to our status as a public company for 12 months in 2018 versus less than 3 months in 2017.

These increases which total $11.5 million were partially offset by a reduction in sales taxes of $7.2 million that consisted of (i) a decrease in sales tax expense and related accrued interest of $2.2 million since we began billing and recovering sales taxes from our clients beginning in the fourth quarter of 2017, and (ii) we had favorable settlements with taxing authorities in the second half of 2018 that eliminated state sales tax liabilities of $4.9 million that we had accrued in prior years. In addition, during 2018 we had higher general and administrative allocations out to other departments of $3.3 million driven primarily by increased headcount in 2018.

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

Litigation costs and related recoveries, net. For the years ended December 31, 2018 and 2017, litigation costs and related recoveries, net consist of the following (in thousands):

	2018	2017	Variance
Professional fees and other defense costs of litigation	$30,126	$17,171	$12,955
Insurance recoveries and reduction in deferred settlement liability	(21,285)	—	(21,285)
Pre-judgment interest on litigation judgment	(7,583)	(12,311)	4,728
Litigation costs, net of related insurance recoveries	$1,258	$4,860	$(3,602)

Professional fees and other defense costs associated with litigation increased from $17.2 million for the year ended December 31, 2017 to $30.1 million for the year ended December 31, 2018, an increase of $13.0 million. This increase was primarily attributable to discovery work for the Rimini II litigation of $8.5 million, the government inquiry of $2.6 million, and the Rimini I appeals of $1.8 million. Over a six-year period through October 2016, we were actively engaged in the Rimini I litigation, for which we paid a judgment of $124.4 million in October 2016. Of this amount, we received a court mandated refund of $21.3 million in March 2018. In May 2018, we also appealed to the United States Supreme Court ("Supreme Court") approximately $12.8 million of the District Court’s award of non-taxable expenses related to the judgment. On March 4, 2019, the Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses (plus interest) that the Company had previously paid to Oracle. We recognized a gain when the award was collected during the year ended December 31, 2019.

As discussed above and in Note 11 to the consolidated financial statements included in Item 8 of this Report, in January 2018 the Court of Appeals reversed certain awards under Rimini I. The reversal by the Court of Appeals included $21.3 million previously paid by us as part of the October 2016 judgment for state computer access statutes and taxable expenses and interest. On March 31, 2018, Oracle paid us approximately $21.5 million including post-judgment interest of $0.2 million. Due to the collection of this award in cash, we recognized a recovery of the 2016 judgment for $21.3 million and interest income of $0.2 million for the year ended December 31, 2018.
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

Loss from change in fair value of redeemable warrants. When we entered into the Credit Facility in June 2016, we issued a warrant to the Origination Agent for 2.7 million shares of Common Stock, and a second warrant for 0.7 million shares of Common Stock (both as adjusted for the Exchange Ratio in the mergers with GPIA) was issued in October 2016 due to an anti-dilution provision in the original warrant agreement. These warrants were redeemable in cash by the holder under certain circumstances, which required classification as a liability in our consolidated balance sheets.
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

Gain from change in fair value of embedded derivatives. The requirements to pay default interest at 2.0% during the existence of an event of default, equity raise delay fees, and “make-whole” interest payments for certain principal prepayments as defined in the Credit Facility, were examples of embedded derivatives required to be bifurcated and reported at fair value. In addition, make-whole applicable premium payments for certain principal prepayments were computed as set forth in the Credit Facility primarily based on the 15.0% per annum stated rate from the prepayment date until June 2019.
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

For the year ended December 31, 2017, we recognized a gain of $3.8 million on the change in fair value of embedded derivatives compared to a gain of $1.6 million for the year ended December 31, 2018. The gain of $3.8 million for the year ended December 31, 2017 was primarily attributable to the elimination of several embedded derivatives pursuant to the Sixth Amendment to the Credit Facility. As of December 31, 2017, the fair value of our embedded derivatives resulted in a liability of $1.6 million, and upon termination of the Credit Facility on July 19, 2018, this liability was eliminated with a corresponding gain on change in fair value of embedded derivatives of $1.6 million for the year ended December 31, 2018.

Other income (expenses), net. For the year ended December 31, 2017, we had other income, net of $0.3 million as compared to other expense, net of $2.2 million for the year ended December 31, 2018, a decrease of $2.5 million. For the year ended December 31, 2018, other expense, net of $2.2 million was primarily comprised of foreign exchange losses of $1.4 million, and write-off of deferred financing costs of $0.7 million related to an unsuccessful debt financing, and other non-operating expenses of $0.3 million. These amounts, which total $2.4 million, were partially offset by post-judgment interest on the litigation appeal award of $0.2 million. For the year ended December 31, 2017, net other income of $0.3 million was comprised of interest income of $0.2 million and foreign exchange gains of $0.2 million, partially offset by other non-operating expenses of $0.1 million.

Income tax expense. As a result of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the U.S. federal corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2017 to a flat rate of 21% effective for the year ended December 31, 2018. Accordingly, a provisional decrease of $31.8 million in our domestic deferred tax assets was recognized as of December 31, 2017, and this amount was fully offset by a decrease in our valuation allowance. As a result, we did not record any net domestic deferred income tax expense for the year ended December 31, 2017. Upon completion of our assessment of the impact of the Tax Act in the fourth quarter of 2018, we concluded that no changes were needed to our provisional estimates established as of December 31, 2017. For further discussion of the Tax Act, please refer to Note 10 to the consolidated financial statements included in Item 8 of this Report.

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

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had a working capital deficit of $82.4 million and we had an accumulated deficit of $314.7 million. We recorded net income of $17.5 million for the year ended December 31, 2019 and net losses of $64.0 million and $50.0 million for the years ended December 31, 2018 and 2017, respectively.

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $205.8 million that is included in current liabilities as of December 31, 2019. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to customers are currently limited to approximately 37% of the related deferred revenue based on our gross margin of 63% for the year ended December 31, 2019.

We have contractual obligations of approximately $21.7 million that are due during the 12 months ending December 31, 2020. This amount consists of (i) Series A Preferred Stock dividends payable in cash of approximately $15.8 million and (ii) operating and capital lease payments of $5.8 million.

For the next 12 months, we believe that cash, cash equivalents, and restricted cash of $38.4 million as of December 31, 2019, plus future cash flow from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures, and our contractual obligations of approximately $21.7 million that are due during the 12 months ending December 31, 2020.

As discussed below in greater detail, for the year ended December 31, 2019, we generated cash flows from our operating activities of $20.4 million, which were derived from cash earnings of $25.0 million and offset by unfavorable changes in operating assets and liabilities of $4.6 million. We believe our operating cash flows for the year ending December 31, 2020 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Private Placement

The holders of Series A Preferred Stock are entitled to, from the respective issuance date, a cash dividend of 10.0% per annum and a payment-in-kind dividend of 3.0% per annum for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. Assuming no redemptions of the Series A Preferred Stock and no conversions to Common Stock, the following cash and PIK dividends (settled through issuance of additional shares of Series A Preferred Stock), regarding the combined June 2019 Private Placement, March 2019 Private Placement and Initial Private Placement, are expected to accrue for each year from January 1, 2020 through July 19, 2023 (in thousands):

	Cash	PIK	Total
Year Ending December 31:
2020	$15,819	$4,746	$20,565
2021	16,299	4,890	21,189
2022	16,794	5,038	21,832
2023	9,455	2,837	12,292
Total	$58,367	$17,511	$75,878

This refinancing improved our liquidity and capital resources whereby future financing cash payments are expected to be limited to annual cash dividends ranging from $15.8 million to $16.8 million over the next four fiscal years.

Please refer to Notes 7 and 14 to the audited consolidated financial statements included in Item 8 of this Report for further details about the Series A Preferred Stock including (i) mandatory redemption rights, (ii) the security agreement and Convertible Notes that may become payable pursuant to certain redemption provisions, (iii) rights to convert to shares of Common Stock, (iv) registration rights, and (v) voting rights and preferences in liquidation.

Interest rates in the United States are subject to market changes. Therefore, any future equity or debt refinancing may be affected by the timing and overall interest rate environment in effect at such time.

Summary of Debt

Debt is presented net of debt discounts and issuance costs ("DDIC") in our balance sheets. As of December 31, 2019 and 2018, our debt obligations consist of the following (in thousands):

	2019	2018
Note payable to GP Sponsor, net of discount	$—	$2,372
Credit Facility, net of discount	—	—
Total	—	2,372
Less current maturities	—	2,372
Long-term debt, net of current maturities	$—	$—

Note Payable to GP Sponsor
Upon consummation of the merger with GP Investments Acquisition Corp. ("GPIA") in May 2017, an outstanding note payable to GP Sponsor with an initial face amount of approximately $3.0 million was assumed by the Company. This note was originally non-interest bearing and was not due and payable until the outstanding principal balance under the former Credit Facility was less than $95.0 million. At the inception of this note, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the Credit Facility. Interest was initially imputed under this note payable at the rate of 15.0% per annum. The net carrying value of this note payable was $2.4 million as of December 31, 2018. The Company recognized accretion expense of $0.2 million, $0.9 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

This note payable was amended twice in 2018, which resulted in further changes to the effective interest rate and maturity date. The second amendment to the loan agreement was effective on December 21, 2018 and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million, which is accounted for as DDIC that was being accreted through the maturity date. In addition, the second amendment provided for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The Company made principal and interest payments totaling $2.7 million during the year ended December 31, 2019. The effective interest rate for accretion of DDIC was 26.4% for the period from December 21, 2018 through June 28, 2019. The note was paid off on June 28, 2019.
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

The Credit Facility provided for collateral monitoring fees at the rate of 2.5% of the outstanding principal balance during 2018 until the Credit Facility was terminated. The Credit Facility also required unused line fees of 5.0% per annum on the $17.5 million undrawn portion of the Credit Facility during 2018 until the termination date. All unused line fees and collateral monitoring fees were payable monthly in arrears and were recorded as a component of other financing expenses in the period incurred.

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

In connection with the closing on July 19, 2018 of the Initial Private Placement discussed in Note 6 to our consolidated financial statements included in Item 8 of this Report, we used substantially all of the $133.0 million of cash proceeds to repay all outstanding indebtedness and fees under the Credit Facility, and the Credit Facility was terminated. The aggregate cash payments to terminate the Credit Facility amounted to $132.8 million and consisted of the following (in thousands):

Contractual principal and exit fees:
Principal balance	$102,576
Mandatory trigger event exit fees	13,624
Mandatory consulting	2,000
Subtotal	118,200
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,073
Total cash termination payments	$132,830

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net cash provided by (used in):
Operating activities	$20,386	$22,382	$29,163
Investing activities	(1,872)	(1,053)	(1,392)
Financing activities	(5,737)	(34,774)	(16,490)

Cash Flows Provided by Operating Activities

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. Also, as our revenue has increased, we have been able to improve our gross margin, due to the costs of employee and shared support services being spread out over a wider client base. Additionally, we have been able to leverage our sales and marketing expenses over the increased client base and have found opportunities to reduce spending while continuing to expand our business. For the years ended December 31, 2019, 2018 and 2017, cash flows provided by operating activities amounted to $20.4 million, $22.4 million and $29.2 million, respectively. The key components in the calculation of our cash provided by operating activities for the years ended December 31, 2019, 2018 and 2017, are as follows (in thousands):

	2019	2018	2017
Net income (loss)	$17,529	$(63,951)	$(50,024)
Non-cash expenses, net	7,431	74,854	57,672
Non-operating expense	—	10,410	4,607
Changes in operating assets and liabilities, net	(4,574)	1,069	16,908
Net cash provided by operating activities	$20,386	$22,382	$29,163

For the year ended December 31, 2019, cash flows provided by operating activities amounted to $20.4 million. We recognized net income of $17.5 million for the year ended December 31, 2019 and non-cash expenses of $7.4 million, which were offset by unfavorable changes in operating assets and liabilities, net of $4.6 million. For the year ended December 31, 2019, non-cash expenses, net amounted to $7.4 million and were primarily comprised of stock-based compensation expense of $5.5 million and depreciation and amortization expense of $1.9 million.

For the year ended December 31, 2019, changes in operating assets and liabilities were unfavorable by $4.6 million to operating cash flows primarily due to cash uses related to an increase in accounts receivable of $31.2 million, an increase in prepaid expenses, deposits and other assets of $9.2 million, an increase in deferred contract costs of $1.0 million and a decline in accounts payable for $10.5 million. These cash uses were offset by sources of cash from customer cash collections that resulted from an increase of deferred revenue for $39.1 million and an increase in accrued liabilities of $8.3 million.

For the year ended December 31, 2018, cash flows provided by operating activities amounted to $22.4 million. While we recognized a net loss of $64.0 million for the year ended December 31, 2018, non-cash expenses mitigated the cash impact of our net loss. For the year ended December 31, 2018, net non-cash expenses amounted to $74.9 million and were primarily comprised of the write-off of DDIC of $54.5 million, accretion and amortization expense of $13.3 million, and stock-based compensation expense of $4.4 million. Additionally, make-whole applicable premium of $10.4 million is an expense included in our net loss that was classified as a financing cash outflow since it related to the prepayment of principal under our Credit Facility.
For the year ended December 31, 2018, changes in operating assets and liabilities contributed $1.1 million of positive operating cash flows primarily due to customer cash collections that resulted from an increase of deferred revenue for $29.0 million, a decrease in prepaid expenses and other of $0.6 million, and an increase in accounts payable of $2.9 million, which were partially offset by a use of cash from an increase of accounts receivable for $18.0 million, a reduction in the deferred insurance settlement liability of $8.0 million, an increase in deferred contract costs of $3.7 million and a reduction in accrued liabilities of $1.5 million.

For the year ended December 31, 2017, cash flows provided by operating activities amounted to $29.2 million. While we recognized a net loss of $50.0 million for the year ended December 31, 2017, non-cash expenses mitigated the cash impact of our net loss. For the year ended December 31, 2017, non-cash expenses amounted to $57.7 million and were primarily comprised of accretion and amortization expense of $24.9 million, a loss from change in fair value of redeemable warrants of $16.4 million, the write-off of DDIC of $12.1 million, and stock-based compensation expense of $3.0 million. Additionally, make-whole applicable premium of $4.6 million is an expense included in our net loss that was classified as a financing cash outflow since it related to the prepayment of principal under our Credit Facility.
For the year ended December 31, 2017, changes in working capital contributed $16.9 million of positive operating cash flows including (i) customer cash collections that resulted in an increase in deferred revenue of $14.8 million, (ii) the cash proceeds from a non-recurring insurance settlement, net of related legal fees, of $8.0 million, and (iii) an increase in accounts payable and accrued liabilities of $6.8 million. These positive changes in working capital were partially offset by an increase in accounts receivable of $8.3 million, and cash payments resulting in an increase in prepaid expenses of $3.4 million.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Such capital expenditures totaled $1.9 million, $1.1 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. From June 2016 when we entered into the Credit Facility until the termination of the Credit Facility in July 2018, we were subject to covenants in the Credit Facility that restricted our capital expenditures.

For the year ended December 31, 2019, capital expenditures of $1.9 million consisted of new computer equipment of $0.9 million for our U.S. facilities, and $0.5 million for computer equipment and software for our facility in India, and $0.1 million for computer equipment and software at our facility in Brazil.

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

Cash Flows from Financing Activities

For the year ended December 31, 2019, cash used in financing activities was $5.7 million. For the year ended December 31, 2019, cash utilized in financing activities consisted of dividend payments of $14.7 million, payments of $2.6 million on our GP Sponsor loan, payments of $0.5 million related to the transaction costs for both the June 2019 SPA and March 2019 SPA and capital lease payments of $0.4 million. These costs were offset, in part, by proceeds received of $9.1 million from both the June 2019 SPA and March 2019 SPA transactions and proceeds received of $3.3 million from the stock option exercises.

For the year ended December 31, 2018, cash used in financing activities was $34.8 million. For the year ended December 31, 2018, sources of cash from financing activities were comprised of $133.0 million of proceeds from the issuance of Series A Preferred Stock and Common Stock in the Private Placement, and $2.0 million from the exercise of stock options. For the year ended December 31, 2018, our financing activities resulted in cash outflows that totaled $169.8 million. The key uses of cash from financing activities consisted of (i) payments under the Credit Facility for principal and other contractual obligations of $145.8 million, (ii) make-whole applicable premium payments of $10.4 million, (iii) payments for DDIC and other financing costs of $5.9 million and payments for deferred offering costs related to the Private Placement of $4.3 million (totaling $10.2 million), and (v) principal payments under capital lease obligations of $0.6 million. Principal payments under the Credit Facility consisted of a mandatory prepayment in April 2018 of $17.9 million from collection of the Rimini I appeal award, $2.0 million of mandatory consulting fees under the Credit Facility in June 2018, scheduled principal payments of $7.3 million, and a cash payment of $118.2 million upon payoff of the Credit Facility on July 19, 2018. Payments for DDIC and other financing costs totaled $5.9 million, which consisted of $5.0 million of Credit Facility amendment fees that were incurred in 2017, and $0.7 million related to an unsuccessful debt financing that was charged to expense for the year ended December 31, 2018.

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

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax set forth in the U.S. Tax Cuts and Jobs Act of 2017 may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of December 31, 2019, we had cash and cash equivalents of $8.0 million in our foreign subsidiaries.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2019, and the period in which each contractual obligation is due (in thousands):

	Year Ending December 31:
	2020	2021	2022	2023	2024	Thereafter	Total
Series A Preferred Stock:
Cash Dividends at 10.0% per annum	$15,819	$16,299	$16,794	$9,455	$—	$—	$58,367
PIK Dividends at 3.0% per annum (1)	4,746	4,890	5,038	2,837	—	—	17,511
Assumed redemption (2)
Lease obligations:
Operating	5,609	5,155	4,067	2,993	2,670	5,065	25,559
Capital	240	151	7	—	—	—	398
Total	$26,414	$26,495	$25,906	$15,285	$2,670	$5,065	$101,835
____________________________________
(1)PIK Dividends are accrued quarterly in arrears at 3.0% per annum for the first five years following the July 19, 2018 original issuance date. The accrued PIK Dividends are settled quarterly through the issuance of additional shares of Series A Preferred Stock. Accordingly, the PIK shares of Series A Preferred Stock may be converted to Common Stock or subject to the holders' redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).
(2)As discussed in Note 7 to our consolidated financial statements included in Item 8 of this Report, the Series A Preferred Stock will become mandatorily redeemable, upon the election by the holders of a majority of the then outstanding Preferred Stock, on or after July 19, 2023. For purposes of this table, we have assumed that holders of Series A Preferred Stock do not elect to exercise their right to convert to Common Stock and we do not elect to redeem any shares prior to July 19, 2023. Rather, we have assumed that the holders elect to require us to redeem all outstanding shares of Series A Preferred Stock on July 19, 2023 for the entire liquidation preference of $155.2 million that is outstanding as of December 31, 2019. Under this scenario, the cumulative PIK Dividends of $17.5 million shown in the table above would also be subject to redemption on July 19, 2023.

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

Series A Preferred Stock

In July 2018 we completed a private placement of Series A Preferred Stock, Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date. In addition, we entered into two securities purchase agreements on both March 7, 2019 and June 20, 2019 with accredited investors regarding two private placements. We allocated the net proceeds received based on the relative fair value of the Common Stock and the Series A Preferred Stock as determined by an independent valuation specialist for each private placement. The net carrying value of the Series A Preferred Stock is classified as mezzanine equity in our consolidated balance sheets since the holders have redemption rights beginning in July 2023 (and earlier under certain circumstances). The aggregate discount related to the Series A Preferred Stock is being accreted using the effective interest method through the earliest date that the holders can currently demand redemption. Accordingly, the carrying value of the Series A Preferred Stock is being increased with corresponding reductions in additional paid-in capital until July 19, 2023, when the carrying value will be equal to the aggregate liquidation preference. Accrued dividends at the aggregate rate of 13.0% per annum are a component of the liquidation preference until paid in cash or settled in additional shares of Series A Preferred Stock. For the calculation of earnings per share of Common Stock, accretion and accrued dividends are treated as deductions in the calculation of earnings applicable to common stockholders.

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

Revenue Recognition

Revenue is primarily derived from support services, and to a lesser extent, software licensing and related maintenance and professional services.

Effective in fiscal year 2019 with the adoption of Accounting Standards Codification 606 ("ASC 606"), Revenue from Contracts with Customers, revenue is recognized when performance obligations, as stipulated in the contracts, are transferred to a customer for an amount that reflects the consideration we expect to receive in exchange for those support services and service contracts. This occurs when the contracts are executed by both parties, the rights and obligations of the parties are identified, payment terms are identified, the contracts have commercial substance and collectability of consideration is probable. Our contracts generally do not contain any refund provisions other than in the event of our non-performance or breach.

We determine revenue recognition through the following steps:

•Identification of the contract with the customer.
•Identification of the performance obligations.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations.
•Recognition of revenue when the performance obligations are satisfied.

Most of our contracts contain a single performance obligation for subscription support services. In a limited number of arrangements, we also license software and related maintenance services under term-based arrangements or provide our professional services. Our performance obligations are evaluated for whether they can be distinct or should be accounted for as one performance obligation and primarily consist of (i) subscription support services or (ii) professional services sold on a time and materials basis.

The transaction price is generally the same as the contractual price. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we estimate additional revenue for variable consideration when we have an enforceable right, the amount can be estimated reliably and its realization is probable.

Our subscription support services are part of a comprehensive support program that helps clients keep their software and systems running smoothly and in full legal compliance. Subscription support services include product support (fixes and installation support), security, advanced support (performance tuning and interoperability), strategic roadmap services (upgrade process), global tax, legal and regulatory services, global security, proactive support services, strategic roadmap services, device and user interface support and account management services. Subscription contracts are generally non-cancelable and do not contain general rights of return. Our support subscription is viewed as a stand-ready performance obligation comprised of a series of distinct services that is satisfied ratably over time as the services are provided. A time-elapsed output method is used to measure progress because our efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service.

Other services include both software licensing services and our professional services. Our software licensing includes both internally developed software licenses as well as third party licenses. Our professional services consist of various consulting services which include project oversight, minor software customization or enhancement, and testing of client-developed software customization. Services may be provided solely by us, by a partner of ours, or in combination with our partners. Our professional services are generally provided under a separate statement of work from our subscription support services. Revenue is recognized as services are performed.

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable but not yet paid and payments received in advance of revenue recognition. We typically invoice our customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as we satisfy our performance obligations over the term of the contracted service period.

Loss Contingencies

We are subject to various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If some amount within a range of probable loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of probable loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. If we determine that a loss is reasonably possible and the range of the loss is estimable, then we disclose the range of the possible loss if the upper end of the range is material. If we cannot estimate the range of loss, we will disclose the reason why it cannot estimate the range of loss, if there is a reasonable possibility that the amount of loss may be material. We regularly evaluate current information available to it to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed.

Recent Accounting Pronouncements

The following accounting standards are not yet effective and management has not completed its evaluation to determine the impact that adoption of these standards will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires application of an impairment model known as the current expected credit loss (“CECL”) model to certain financial instruments. Using the CECL model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions, and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable loss has been incurred. The new guidance is effective for us in 2020. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which provides new guidance on disclosures related to fair value measurements. The guidance is intended to improve the effectiveness of the notes to financial statements by facilitating clearer communication, and it includes multiple new, eliminated and modified disclosure requirements. The guidance is effective for us in 2020. The adoption of this guidance will have no impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The guidance aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalization costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The new guidance is effective for us in 2020. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 and Adoption of ASC 606, Revenue From Contracts With Customers under Note 3 to our consolidated financial statements included in Item 8 of this Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated between 32% and 36% of our revenue from our international business for the years ended December 31, 2019, 2018 and 2017. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the fiscal years ended December 31, 2019, 2018 and 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rimini Street, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of January 1, 2017 due to the adoption of the FASB’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

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

San Francisco, California
March 16, 2020

RIMINI STREET, INC.

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2019	2018 (* As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$37,952	$24,771
Restricted cash	436	435
Accounts receivable, net of allowance of $1,608 and $711, respectively	111,574	80,599
Deferred contract costs, current	11,754	11,232
Prepaid expenses and other	15,205	7,657
Total current assets	176,921	124,694
Long-term assets:
Property and equipment, net	3,667	3,634
Deferred contract costs, noncurrent	16,295	15,848
Deposits and other	3,089	1,438
Deferred income taxes, net	1,248	909
Total assets	$201,220	$146,523
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$—	$2,372
Accounts payable	2,303	12,851
Accrued compensation, benefits and commissions	27,918	22,503
Other accrued liabilities	23,347	20,424
Deferred revenue	205,771	167,747
Total current liabilities	259,339	225,897
Long-term liabilities:
Deferred revenue, noncurrent	29,727	28,959
Accrued PIK dividends payable	1,156	1,056
Other long-term liabilities	2,275	2,011
Total liabilities	292,497	257,923
Commitments and contingencies (Note 11)
Redeemable Series A Preferred Stock. Authorized 180 shares, issued and outstanding 155 shares and 141 shares as of December 31, 2019 and 2018, respectively. Liquidation preference of $155,231, net of discount of $23,915 and $140,846, net of discount of $26,848 as of December 31, 2019 and 2018, respectively.	131,316	113,998
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 67,503 and 64,193 shares as of December 31, 2019 and 2018, respectively	7	6
Additional paid-in capital	93,484	108,347
Accumulated other comprehensive loss	(1,429)	(1,567)
Accumulated deficit	(314,655)	(332,184)
Total stockholders' deficit	(222,593)	(225,398)
Total liabilities, redeemable preferred stock and stockholders' deficit	$201,220	$146,523
* See Note 3 for summary of adjustments
The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018 (* As Adjusted)	2017 (* As Adjusted)
Revenue	$281,052	$253,460	$214,860
Cost of revenue	105,106	95,981	82,898
Gross profit	175,946	157,479	131,962
Operating expenses:
Sales and marketing	107,280	89,493	65,684
General and administrative	47,364	37,204	36,144
Litigation costs and related recoveries:
Professional fees and other costs of litigation	8,002	30,126	17,171
Litigation appeal refunds	(12,775)	(21,285)	—
Insurance costs and recoveries, net	3,939	(7,583)	(12,311)
Litigation costs and related recoveries, net	(834)	1,258	4,860
Total operating expenses	153,810	127,955	106,688
Operating income	22,136	29,524	25,274
Non-operating expenses:
Interest expense	(398)	(32,530)	(43,357)
Other debt financing expenses	—	(58,331)	(18,361)
Loss from change in fair value of redeemable warrants	—	—	(16,352)
Gain from change in fair value of embedded derivatives	—	1,600	3,800
Other income (expenses), net	(1,495)	(2,222)	291
Income (loss) before income taxes	20,243	(61,959)	(48,705)
Income tax expense	(2,714)	(1,992)	(1,319)
Net income (loss)	17,529	(63,951)	(50,024)
Other comprehensive income (loss):
Foreign currency gain (loss)	138	(700)	179
Comprehensive income (loss)	$17,667	$(64,651)	$(49,845)

Net loss attributable to common stockholders	$(7,914)	$(74,592)	$(50,024)
Net loss per share attributable to common stockholders (basic and diluted) (1)	$(0.12)	$(1.22)	$(1.55)
Weighted average number of shares of Common Stock outstanding (basic and diluted) (1)	66,050	61,384	32,229
___________________
(1)See Note 1 for discussion of reverse recapitalization given effect herein.
* See Note 3 for summary of adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands)

	RSI Convertible Preferred Stock (1)		Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit (* As Adjusted)	Total (* As Adjusted)
	Shares	Amount	Shares	Amount
Balances, December 31, 2016	100,486	$19,542	24,282	$2	$19,102	$(1,046)	$(218,209)	$(180,609)
Stock-based compensation	—	—	—	—	2,963	—	—	2,963
Warrant fair value adjustment	—	—	—	—	380	—	—	380
Exercise of stock options for cash	—	—	1,219	—	872	—	—	872
Give effect to Mergers and reverse recapitalization:
Conversion of RSI Preferred Stock	(100,486)	(19,542)	24,058	3	19,539	—	—	—
Cashless exercise of warrant	—	—	43	—	—	—	—	—
Elimination of redemption liability for Origination Agent warrants	—	—	—	—	23,621	—	—	23,621
Issuance of Common Stock:
Net equity infusion from Mergers	—	—	9,324	1	38,926	—	—	38,927
Financial advisors for transaction costs	—	—	388	—	3,884	—	—	3,884
Transaction costs incurred by RSI	—	—	—	—	(14,282)	—	—	(14,282)
Cash paid to settle stock options of former employees	—	—	—	—	(38)	—	—	(38)
Foreign currency translation loss	—	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	—	(50,024)	(50,024)
Balances, December 31, 2017	—	—	59,314	6	94,967	(867)	(268,233)	(174,127)
Stock-based compensation	—	—	—	—	4,394	—	—	4,394
Exercise of stock options for cash	—	—	1,982	—	2,034	—	—	2,034
Issuance of Common Stock in Private Placement, net	—	—	2,897	—	17,593	—	—	17,593
Accretion of discount on Series A Preferred Stock	—	—	—	—	(2,373)	—	—	(2,373)
Accrued dividends on Series A Preferred Stock
Paid and payable in cash	—	—	—	—	(6,366)	—	—	(6,366)
Paid and payable in kind	—	—	—	—	(1,902)	—	—	(1,902)
Foreign currency translation gain	—	—	—	—	—	(700)	—	(700)
Net loss	—	—	—	—	—	—	(63,951)	(63,951)
Balances, December 31, 2018	—	—	64,193	6	108,347	(1,567)	(332,184)	(225,398)
Stock-based compensation expense	—	—	—	—	5,532	—	—	5,532
Exercise of stock options for cash	—	—	2,780	1	3,334	—	—	3,335
Restricted stock units vested	—	—	178	—	—	—	—	—
Issuance of Common Stock in Private Placement, net	—	—	207	—	935	—	—	935
Issuance of Common Stock	—	—	145	—	779	—	—	779
Accretion of discount on Series A Preferred Stock	—	—	—	—	(5,848)	—	—	(5,848)
Accrued dividends on Series A Preferred Stock
Paid and payable in cash	—	—	—	—	(15,073)	—	—	(15,073)
Paid and payable in kind	—	—	—	—	(4,522)	—	—	(4,522)
Foreign currency translation loss	—	—	—	—	—	138	—	138
Net income	—	—	—	—	—	—	17,529	17,529
Balances, December 31, 2019	—	$—	67,503	$7	$93,484	$(1,429)	$(314,655)	$(222,593)
__________________________
(1)See Note 1 for discussion of reverse recapitalization given effect herein.
* See Note 3 for summary of adjustments.
The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2019	2018 (* As Adjusted)	2017 (* As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,529	$(63,951)	$(50,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	185	13,331	24,890
Write-off of debt discount and issuance costs	—	54,536	12,071
Loss from change in fair value of redeemable warrants	—	—	16,352
Gain from change in fair value of embedded derivatives	—	(1,600)	(3,800)
Paid-in-kind interest expense	—	1,886	2,966
Stock-based compensation expense	5,532	4,394	2,963
Depreciation and amortization	1,913	1,838	1,973
Write-off of deferred debt financing costs	—	704	—
Deferred income taxes	(337)	(235)	(124)
Other	138	—	381
Make-whole applicable premium included in interest expense	—	10,410	4,607
Changes in operating assets and liabilities:
Accounts receivable	(31,221)	(18,036)	(8,348)
Prepaid expenses, deposits and other	(9,244)	555	(3,359)
Deferred contract costs	(968)	(3,722)	(1,075)
Accounts payable	(10,513)	2,875	1,200
Accrued compensation, benefits, commissions and other liabilities	8,262	(1,541)	5,623
Deferred insurance settlement	—	(8,033)	8,033
Deferred revenue	39,110	28,971	14,834
Net cash provided by operating activities	20,386	22,382	29,163
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,872)	(1,053)	(1,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series A Preferred Stock and Common Stock	9,110	133,000	—
Principal payments on borrowings	(2,555)	(145,807)	(41,994)
Make-whole applicable premium related to prepayment of borrowings	—	(10,410)	(4,607)
Payments for deferred offering and finance costs	(452)	(10,159)	(12,361)
Proceeds from exercise of employee stock options	3,335	2,034	872
Payment of cash dividends on Series A Preferred Stock	(14,742)	(2,845)	—
Principal payments on capital leases	(433)	(587)	(776)
Proceeds from capital infusion in reverse recapitalization	—	—	42,414
Cash paid to settle stock options of former employees	—	—	(38)
Net cash used in financing activities	(5,737)	(34,774)	(16,490)
Effect of foreign currency changes on cash	405	(1,376)	509
Net change in cash, cash equivalents and restricted cash	13,182	(14,821)	11,790
Cash, cash equivalents and restricted cash at beginning of year	25,206	40,027	28,237
Cash, cash equivalents and restricted cash at end of year	$38,388	$25,206	$40,027
* See Note 3 for summary of adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Years Ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$230	$19,321	$16,542
Cash paid for income taxes	2,184	1,765	1,730
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares issued in Private Placement:
Fair value of 292 and 2,897 shares of Common Stock issued for no consideration in 2019 and 2018, respectively	1,098	20,131	—
Original issuance discount on Series A Preferred Stock	500	7,000	—
Transaction costs	390	—	—
Issuance of 120 shares of Common Stock regarding consent for Private Placements	638	—	—
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	3,889	3,521	—
Accrued PIK dividends	1,156	1,056	—
Accretion of discount on Series A Preferred Stock	5,848	2,373	—
Issuance of Series A Preferred Stock for PIK Dividends	4,385	846	—
Liability for mandatory fees and related debt discount under Credit Facility:
Adjustment for updated calculation of mandatory trigger event exit fees	—	3,952	9,414
Increase in principal for debt discount on GP Sponsor loan	—	167	—
Purchase of equipment under capital lease obligations	206	353	214
Increase in payables for:
Capital expenditures	—	—	65
Debt discount for amendment fees under Credit Facility	—	—	5,000
Credit Facility exit fee obligations converted to principal	—	—	50,000
Elimination of redemption liability for Origination Agent warrants	—	—	23,621
Conversion of RSI Preferred Stock to Common Stock in connection with the Mergers	—	—	19,542
Issuance of Common Stock in connection with the Mergers:
RSI financial advisor for transaction costs	—	—	2,375
GPIA deferred underwriting fee liability as reduction of capital infusion	—	—	1,509
Assumption of note payable to GP Sponsor in connection with the Mergers	—	—	1,992
Acquisition of prepaid expenses in connection with the Mergers	—	—	14

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

Reverse Recapitalization

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. RSI provides enterprise software support services. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. As discussed in Note 4, the Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. The transactions associated with the first merger and the second merger are referred to herein as the “Mergers”. The accompanying financial statements refer to the “Company” to include the accounts and activities of RSI before the Mergers, and those of RMNI after the Mergers, except where the context indicates otherwise. RSI’s capital structure consisted of Series A, B and C Convertible Preferred Stock (“RSI Preferred Stock”) and Class A and B Common Stock (“RSI Common Stock”). RSI Preferred Stock and RSI Common Stock are collectively referred to as “RSI Capital Stock”.

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

As the surviving legal entity, the legal capital structure of GPIA is maintained post-merger, while the amounts associated with the historical capital activities and retained earnings of GPIA were eliminated since the amounts associated with the historical capital activities and operations are deemed to be those of RSI, the operating company and predecessor for accounting purposes. Prior to the consummation of the Mergers, GPIA domesticated as a Delaware corporation (the “Delaware Domestication”) and is authorized to issue up to one billion shares of $0.0001 par value common stock, and up to 100 million shares of $0.0001 par value preferred stock that may be issued in one or more series as determined by the Board of Directors. As such, the consolidated financial results of the Company for the years ended December 31, 2019, 2018 and 2017 presented in the consolidated financial statements reflect the operating results of RSI and its consolidated subsidiaries.

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

Liquidity

As of December 31, 2019, the Company's current liabilities exceeded its current assets by $82.4 million, and the Company earned net income of $17.5 million for the year ended December 31, 2019. As of December 31, 2019, the Company had available cash, cash equivalents and restricted cash of $38.4 million. As of December 31, 2019, the Company’s current liabilities included $205.8 million of deferred revenue whereby the historical costs of fulfilling the Company’s commitments to provide services to its customers was approximately 37% of the related deferred revenue for the year ended December 31, 2019.

As discussed in Note 7, the Company completed a third private placement on June 20, 2019, which provided additional net proceeds of $3.0 million from the sale of 3,500 shares of 13.00% Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock") and 72,414 of Common Stock. On March 7, 2019, the Company had completed a second placement, which provided additional net cash proceeds of $5.0 million from the sale of 6,500 shares of the Series A Preferred Stock and 134,483 shares of Common Stock. In 2018, the Company refinanced and repaid its Credit Facility on July 19, 2018 through aggregate cash payments of $132.8 million that resulted in the termination of the Credit Facility. These payments were funded from the Private Placement discussed in Note 7 that resulted in cash proceeds of $133.0 million from the sale of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock. In addition, the Company used approximately $2.7 million of its cash, primarily for interest and fees under the Credit Facility and transaction costs that were due on July 19, 2018. This refinancing is expected to improve the Company’s liquidity and capital resources whereby cash dividends are payable at 10.0% per annum that will result in quarterly cash dividends ranging from $3.9 million to $4.3 million over the initial 5-year period beginning on the issuance date assuming all shares of Series A Preferred Stock remain outstanding, and thereafter, if not previously redeemed or converted, cash dividends will be payable at 13.0% per annum. Additionally, as discussed in Note 6, the Company repaid the $2.4 million loan payable to GP Sponsor during the first half of 2019, and to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $5.8 million. The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

Emerging Growth Company

Upon completion of the Mergers discussed in Notes 1 and 4, the Company became an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Until the Credit Facility discussed in Note 6 was terminated on July 19, 2018, payments received from customers were deposited in cash accounts controlled by an agent of the lenders. Since then, restricted cash consists of demand deposits that are pledged as collateral for corporate credit card debts.

Allowance for Doubtful Accounts

The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the following assets:

Years
Computer equipment	1 - 3
Furniture and fixtures	3 - 7
Capitalized software costs	3
Leasehold improvements	Up to 8 years, not to exceed lease term

Maintenance and repairs are expensed as incurred. Application development costs related to internal use software projects are capitalized and included in property and equipment. Preliminary planning activities and post implementation activities for internal use software projects are expensed as incurred. Construction-in-progress primarily consists of computer equipment and leasehold improvements that have not yet been placed into service for their intended use. Depreciation and amortization commence when assets are initially placed into service for their intended use.

Deferred Contract Costs

Costs incurred to obtain new client contracts and to extend existing client contracts are primarily comprised of sales commissions. Initial sales commissions are generally deferred and amortized over their estimated useful life, which is generally 4 years. We determined the period of benefit by taking into consideration the estimated life cycles for our customers, our technology and other factors. For the years ended December 31, 2019, 2018 and 2017, we recognized amortization expense related to deferred contract costs of $12.4 million, $11.1 million and $9.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Revenue Recognition

Revenue is primarily derived from support services, and to a lesser extent, software licensing and related maintenance and professional services.

Effective in fiscal year 2019 with the adoption of Accounting Standards Codification 606 ("ASC 606"), Revenue from Contracts with Customers, revenue is recognized when performance obligations, as stipulated in the contracts, are transferred to a customer for an amount that reflects the consideration the Company expects to receive in exchange for those support services and service contracts. This occurs when the contracts are executed by both parties, the rights and obligations of the parties are identified, payment terms are identified, the contracts have commercial substance and collectability of consideration is probable. The Company's contracts generally do not contain any refund provisions other than in the event of our non-performance or breach.

The Company determines revenue recognition through the following steps:

•Identification of the contract with the customer.
•Identification of the performance obligations.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations.
•Recognition of revenue when the performance obligations are satisfied.

Most of the Company's contracts contain a single performance obligation for subscription support services. In a limited number of arrangements, the Company also licenses software and related maintenance services under term-based arrangements or provides professional services. The Company’s performance obligations are evaluated for whether they can be distinct or

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
should be accounted for as one performance obligation and primarily consist of (i) subscription support services or (ii) professional services sold on a time and materials basis.

The transaction price is generally the same as the contractual price. Typically, the structure of our arrangements do not give rise to variable consideration. However, in those instances whereby variable consideration exists, the Company includes in its estimates, additional revenue for variable consideration when it has an enforceable right, the amount can be estimated reliably and its realization is probable.

Subscription Services

The Company’s subscription support services are part of a comprehensive support program that helps clients keep their software and systems running smoothly and in full legal compliance. Subscription support services include product support (fixes and installation support), security, advanced support (performance tuning and interoperability), strategic roadmap services (upgrade process), global tax, legal and regulatory services, global security, proactive support services, strategic roadmap services, device and user interface support and account management services. Subscription contracts are generally non-cancelable and do not contain general rights of return. The Company’s support subscription is viewed as a stand-ready performance obligation comprised of a series of distinct services that is satisfied ratably over time as the services are provided. A time-elapsed output method is used to measure progress as the Company's efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service.

Other Services

Other services include both software licensing services and professional services. The Company’s software licensing includes both internally developed software licenses as well as third party licenses. The Company’s professional services consist of various consulting services, which include project oversight, minor software customization or enhancement, and testing of client-developed software customization. Services may be provided solely by the Company, by a partner of the Company, or in combination with the Company's partners. The Company’s professional services are generally provided under a separate statement of work from our subscription support services. Revenue is recognized as services are performed.

Revenues generally include any taxes withheld by foreign customers and subsequently remitted to governmental authorities in those foreign jurisdictions. Foreign withholding taxes included in revenues amounted to $0.9 million, $0.8 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable but not yet paid and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period. The Company expects to recognize revenue on approximately $205.8 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

Loss Contingencies

The Company is subject to various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If some amount within a range of probable loss appears to be a better estimate than any other amount within the range, the Company accrues that amount. Alternatively, when no amount within a range of probable loss appears to be a better estimate than any other amount, the Company accrues the lowest amount in the range. If the Company determines

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that a loss is reasonably possible and the range of the loss is estimable, then the Company discloses the range of the possible loss if the upper end of the range is material. If the Company cannot estimate the range of loss, it will disclose the reason why it cannot estimate the range of loss, if there is a reasonable possibility that the amount of loss may be material. The Company regularly evaluates current information available to it to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed.

Stock-Based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. The Company computes the fair value of options using the Black-Scholes-Merton (“BSM”) option pricing model. The Company recognizes the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. Stock-based compensation expense is recognized based on awards ultimately expected to vest whereby estimates of forfeitures are based upon historical experience.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
deducted from earnings applicable to common stockholders, regardless of whether a dividend is declared for such undistributed earnings.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires organizations that lease assets (“lessees”) to recognize on the balance sheet the right of use ("ROU") assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months and to disclose key information about leasing arrangements. Under the new standard, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by management, are also required. The new standard, including related amendments subsequently issued by the FASB, is effective for our interim and annual periods beginning January 1, 2020. Early adoption is permitted. The new standard was initially required to be adopted retrospectively to each prior reporting period presented upon initial adoption. However, in July 2018 the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods.

The Company will adopt the new guidance in the first quarter of fiscal year 2020 on the alternative modified transition basis, thereby recognizing the cumulative effect of initially applying Topic 842 as an adjustment to opening accumulated deficit on the adoption date, without revising the balances in prior comparative periods. The Company plans to elect the package of practical expedients which lessens the transitional burden of implementing the new guidance. Accordingly, the Company will not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; 3) separate lease and nonlease components; or 4) initial direct costs for any existing leases. The Company also plans to elect the land easements practical expedient allowing us to not reassess whether existing or expired land easements not accounted for as leases under previous guidance are or contain a lease under new guidance. The Company implemented internal controls and key system functionality, including a new global lease software system, to enable the preparation of financial information upon adoption. The Company has substantially completed its evaluation of the effect that the adoption of this guidance will have on its consolidated financial statements. As a result, the new lease guidance will have a material impact on our Consolidated Balance Sheets, but will not have a significant impact on our Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases; our accounting for financing leases will remain substantially unchanged. At the transition date, the Company expects the amounts of the new ROU assets and lease liabilities to be within a range of $17.5 million to $19.5 million, with no impact on retained earnings. The Company believes that substantially all of its undiscounted future minimum operating lease commitments based on its current lease portfolio that were not recognized on its consolidated balance sheet as of December 31, 2019 and as disclosed in Note 11 to the consolidated financial statements, will be subject to the new standard.

NOTE 3 - ADOPTION OF ASC 606, REVENUE FROM CONTRACTS WITH CUSTOMERS

Adoption of New Accounting Guidance on Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, codified under Accounting Standards Codification ("ASC 606"), which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for two transition methods: (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption date. The standard also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, ASC 606 and Subtopic 340-40 are referred to as ASC 606.

Due to the Company’s emerging growth company status and certain elections made, the new standard became effective for the Company in fiscal year 2019. In addition, as an emerging growth company for interim reporting purposes, we could elect to initially apply the standard either in the year of adoption or in the subsequent year. The Company adopted the new standard during the fourth quarter of fiscal 2019 using the full retrospective method, effective as of January 1, 2017. As a result of this election, fiscal year 2019 interim periods were reported under the previously existing U.S. GAAP, while full year 2019 results have been reported under the new standard. The Company will apply the new standard for interim reporting purposes beginning

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in the first quarter of fiscal 2020. The quarterly operating statement impacts for fiscal 2019 and 2018 related to the adoption of ASC 606, are disclosed in Note 15, Unaudited Quarterly Financial Data.

The adoption of the new standard primarily impacts the timing of revenue recognition for our contracts due to the removal of the limitation on contingent revenue that previously existed. For instance, our accounting for non-cancelable multi-year contracts under ASC 606 requires that the total contracted revenue for the entire enforceable multi-year term be recognized ratably at the same amount in each year, even for contracts in which fees increase from year to year, whereas previously we recognized revenue ratably over the term of each annual support period. The adoption of the new standard also impacts changes in our accounting method related to the deferral of costs to obtain customer contracts, which relates primarily to sales commissions and other associated fringe benefits. Such costs were previously expensed as incurred. Under the new standard, these costs are generally capitalized and amortized over the costs’ associated term of economic benefit, which impacts the timing and the amounts of the Company’s operating expenses as well as the classification and magnitude of the deferred costs for each reporting period. We have determined that the term of economic benefit of our costs to obtain customer contracts is 4 years.

Adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition and sales commissions as detailed in Note 2, Significant Accounting Policies. We applied the following transitional practical expedients provided by the new standard:

•For all periods presented before the date of initial adoption, the Company is not disclosing the amount of the transaction price allocated to the remaining performance obligations or when we will expect to recognize that amount as revenue.
•For modified contracts prior to January 1, 2017, the Company shall reflect the aggregate effect of all modifications that occur subsequently in determining the transaction price, identifying the satisfied and unsatisfied performance obligations and allocation of the transaction price to the performance obligations.

The results for fiscal years 2019, 2018 and 2017 are presented under the new guidance. The statements of operations impact of adopting ASC 606 for the fiscal years 2018 and 2017 is provided below (in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Previously Reported	Change	As Adjusted	As Previously Reported	Change	As Adjusted
Revenue	$252,790	$670	$253,460	$212,633	$2,227	$214,860
Cost of revenue	95,981	—	95,981	82,898	—	82,898
Gross profit	156,809	670	157,479	129,735	2,227	131,962
Operating expenses:
Sales and marketing	93,215	(3,722)	89,493	66,759	(1,075)	65,684
General and administrative	36,982	222	37,204	36,144	—	36,144
Litigation costs and related recoveries, net	1,258	—	1,258	4,860	—	4,860
Income from operations	25,354	4,170	29,524	21,972	3,302	25,274
Other income (expense), net	(2,066)	(156)	(2,222)	320	(29)	291
Income tax expense	(1,992)	—	(1,992)	(1,319)	—	(1,319)
Net income (loss)	(67,965)	4,014	(63,951)	(53,297)	3,273	(50,024)

The adjustment to general and administrative expenses was to change the provision for the allowance of doubtful accounts to match the period of when the restated revenue was recognized.

The balance sheet impact of adopting ASC 606 is provided below (in thousands):

82

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	As Previously Reported	Change	As Adjusted
Accounts receivable, net of allowance	$80,599	$—	$80,599
Deferred contract costs, current and noncurrent	—	27,080	27,080
Prepaid expenses and other	7,099	558	7,657
Deferred income taxes	909	—	909
Deferred revenue, current and noncurrent	209,256	(12,550)	196,706
Accumulated deficit	(372,372)	40,188	(332,184)

The statement of cash flows impact of adopting ASC 606 is provided below (in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Previously Reported	Change	As Adjusted	As Previously Reported	Change	As Adjusted
Net loss	$(67,965)	$4,014	$(63,951)	$(53,297)	$3,273	$(50,024)
Prepaid expenses, deposits and other	860	(305)	555	(3,279)	(80)	(3,359)
Deferred contract costs	—	(3,722)	(3,722)	—	(1,075)	(1,075)
Deferred revenue	28,958	13	28,971	16,952	(2,118)	14,834

Upon adoption of ASC 606 as of January 1, 2017, the Company capitalized approximately $22.3 million for costs incurred to obtain new client contracts, which were primarily comprised of sales commissions. In addition, the Company reduced deferred revenue by $10.4 million as of January 1, 2017 due to the Company accelerating revenue recognized under ASC 606. Finally, the Company recorded contract assets of $0.2 million as of January 1, 2017, which are included in prepaid expenses and other. These changes reduced the Company's accumulated deficit by $32.9 million as of January 1, 2017.

As of December 31, 2018, the Company recorded deferred contract costs, current and noncurrent, of $27.1 million. During 2019, the Company capitalized commissions for $13.3 million and amortized deferred contract costs for $12.4 million. This resulted in deferred contracts costs, current and noncurrent, balance of $28.0 million as of December 31, 2019.

The Company records deferred revenue when clients provide payments prior to us completing or satisfying the related performance obligations or when the Company has issued invoices for non-cancelable fees. The deferred revenue is recognized as revenue ratably over the contract periods that the Company's services are provided.

ASC 606 also introduced the concept of remaining transaction price, which is different than unbilled deferred revenue under the previous accounting guidance. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. As of December 31, 2019, the remaining transaction price included in deferred revenue was $205.8 million in current and $29.7 million in noncurrent.

Deferred revenue activity for the years ended December 31, 2019 and 2018 is shown below (in thousands):

	2019	2018
Deferred revenue, current and noncurrent, as of beginning of year	$196,706	$169,010
Billings, net	319,844	281,156
Revenue recognized	(281,052)	(253,460)
Deferred revenue, current and noncurrent, as of end of year	$235,498	$196,706

NOTE 4 — MERGER AGREEMENT AND REVERSE RECAPITALIZATION

Merger Agreement

83

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with the Mergers, an outstanding loan payable to GP Sponsor with an original face amount of approximately $3.0 million and an imputed value of $2.0 million as discussed in Note 6, was assumed by the Company. Additionally, $1.5 million of GPIA’s deferred underwriting liability was settled through the issuance of 150,937 shares of RMNI Common Stock valued at $10.00 per share. Accordingly, the net equity infusion amounted to $38.9 million, as shown in the table below (in thousands):

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

The net cash proceeds from GPIA of $42.4 million were used to (i) pay down $5.0 million of mandatory Trigger Event exit fees due to the Origination Agent, (ii) pay transaction costs payable in cash that were incurred by RSI of approximately $11.9 million, and (iii) the remainder of approximately $25.5 million was deposited to a restricted cash control account under the Credit Facility.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding options to purchase shares of RSI’s Capital Stock granted under the 2007 Plan and 2013 Plan (each as defined in Note 9) converted into stock options for shares of RMNI Common Stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Merger Agreement, after giving effect to the Exchange Ratio. The warrants discussed in Note 9 held by the Origination Agent were modified to provide for the issuance of additional warrants. All of the warrants held by the Origination Agent converted into warrants for shares of RMNI Common Stock with the exercise price and number of shares adjusted to give effect for the Exchange Ratio. Additionally, the anti-dilution provisions, and the cash redemption feature, were eliminated with respect to the Origination Agent warrants upon consummation of the Mergers.

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
____________________
(1)Represents the number of shares of RSI Capital Stock issued and outstanding immediately prior to consummation of the Mergers on October 10, 2017.
(2)In accounting for the reverse recapitalization, RSI Capital Stock outstanding as of October 10, 2017 was converted to shares of RMNI Common Stock based on the Exchange Ratio.
(3)The total number of shares of RMNI Common Stock issued to the former holders of RSI Capital Stock was net of fractional shares resulting from rounding down in the application of the Exchange Ratio.
(4)Adams Street Partners and its affiliates (collectively referred to as “ASP”) agreed to exercise on a cashless basis their Guarantee Warrant for 344,828 shares of Rimini Street’s Class A Common Stock at an exercise price of $1.16 per share immediately prior to consummation of the Mergers. This cashless exercise resulted in the issuance of 177,751 shares of RSI’s Class A Common Stock which converted to 42,556 shares of RMNI Common Stock upon consummation of the Mergers.

NOTE 5 — OTHER FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the consolidated statements of cash flows, as of December 31, 2019, 2018 and 2017 cash, cash equivalents and restricted cash are as follows (in thousands):

	2019	2018	2017
Cash and cash equivalents	$37,952	$24,771	$21,950
Restricted cash:
Control accounts under Credit Facility	—	—	17,644
Corporate credit card debts and other	436	435	433
Total restricted cash	436	435	18,077
Total cash, cash equivalents and restricted cash	$38,388	$25,206	$40,027

Upon termination of the Credit Facility in July 2018, the restrictions related to the control accounts were eliminated and the related funds have been classified as cash and cash equivalents as of December 31, 2019 and 2018.

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is set forth below for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018 * As Adjusted	2017
Allowance, beginning of year	$711	$51	$36
Provisions	971	713	45
Write offs, net of recoveries	(74)	(53)	(30)
Allowance, end of year	$1,608	$711	$51

* - The activity associated with the allowance for doubtful accounts for the year ended December 31, 2018 has been retrospectively restated to reflect the adoption of ASC 606. See Note 3 of our consolidated financial statements for further information.

Prepaid Expenses and Other Current Assets

As of December 31, 2019 and 2018, prepaid expenses and other current assets consisted of the following (in thousands):

	2019	2018 * As Adjusted
Prepaid expenses and deposits	$12,390	$3,450
Foreign tax refunds receivable	1,819	1,048
Other	996	3,159
Total	$15,205	$7,657

* - Other assets have been restated as of December 31, 2018 to include contract assets to reflect the adoption of ASC 606. See Note 3 of our consolidated financial statements for further information.

Property and Equipment

As of December 31, 2019 and 2018, property and equipment consisted of the following (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018
Computer equipment	$8,786	$7,853
Furniture and fixtures	2,836	2,632
Capitalized software costs	515	517
Leasehold improvements	1,251	1,142
Construction-in-progress	126	33
Total property and equipment	13,514	12,177
Less accumulated depreciation	(9,847)	(8,543)
Property and equipment, net	$3,667	$3,634

Depreciation expense was $1.9 million, $1.8 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Accrued Liabilities

As of December 31, 2019 and 2018, other accrued liabilities consist of the following (in thousands):

	2019	2018
Accrued sales and other taxes	$5,752	$5,687
Accrued professional fees	4,367	7,035
Accrued dividends on Redeemable Series A Preferred Stock	3,889	3,521
Current maturities of capital lease obligations	222	387
Income taxes payable	1,091	767
Appeal proceeds payable to insurance company	4,388	449
Other accrued expenses	3,638	2,578
Total other accrued liabilities	$23,347	$20,424

Advertising

Advertising expenses were $0.9 million, $1.0 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Income (Expenses), Net

For the years ended December 31, 2019, 2018 and 2017, other income (expense), net consists of the following (in thousands):

	2019	2018 * As Adjusted	2017 * As Adjusted
Interest income:
Post-judgment interest on litigation appeal award	$212	$199	$—
Other	45	54	198
Write-off of deferred debt financing costs	—	(704)	—
Foreign currency transaction gain (loss)	(1,640)	(1,476)	162
Other expenses	(112)	(295)	(69)
Total other income (expense), net	$(1,495)	$(2,222)	$291

* - The activity associated with the other income (expenses), net for the years ended December 31, 2018, and 2017 has been retrospectively restated to reflect the adoption of ASC 606. See Note 3 of our consolidated financial statements for further information.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — DEBT

Debt is presented net of debt discounts and issuance costs ("DDIC") in the Company's balance sheets. As of December 31, 2019 and 2018, debt consists of the following (in thousands):

	2019	2018
Credit Facility, net of DDIC	$—	$—
Note payable to GPIA Sponsor, net of DDIC	—	2,372
Total	—	2,372
Less current maturities	—	2,372
Long-term debt, net of current maturities	$—	$—

For purposes of classifying current maturities of long-term debt in the Company's balance sheets, none of the discount is attributed to the current portion until the maturity date is less than one year from the balance sheet data. As discussed below, the Company has repaid the related party note payable to GP Sponsor on June 28, 2019. Also discussed below, the Company repaid in full and terminated the Credit Facility on July 19, 2018.

Related Party Note Payable to GP Sponsor
Upon consummation of the merger with GP Investments Acquisition Corp. ("GPIA") in May 2017, an outstanding note payable to GP Sponsor with an initial face amount of approximately $3.0 million was assumed by the Company. This note was originally non-interest bearing and was not due and payable until the outstanding principal balance under the former Credit Facility was less than $95.0 million. At the inception of this note, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the Credit Facility. Interest was initially imputed under this note payable at the rate of 15.0% per annum. The net carrying value of this note payable was $2.4 million as of December 31, 2018, and the Company recognized accretion expense of $0.9 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. This note payable was amended twice in 2018, which resulted in further changes to the effective interest rate and maturity date.

The second amendment to the note payable was effective on December 21, 2018 and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as DDIC that was being accreted through the maturity date. In addition, the second amendment provided for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The Company made principal and interest payments totaling $2.7 million during the year ended December 31, 2019. The effective interest rate for accretion of DDIC was 26.4% for the period from December 21, 2018 through June 28, 2019. The note was paid off on June 28, 2019.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a make-whole applicable premium payment of approximately 15.0% per annum through June 2019 was required for certain principal prepayments as defined in the Credit Facility.

The Credit Facility provided for collateral monitoring fees at the rate of 2.5% of the outstanding principal balance during 2018 until the Credit Facility was terminated. The Credit Facility also required unused line fees of 5.0% per annum on the $17.5 million undrawn portion of the Credit Facility during 2018 until the termination date. All unused line fees and collateral monitoring fees were payable in monthly arrears and were recorded as a component of other debt financing expenses in the period incurred.

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

Termination of the Credit Facility. In connection with the closing on July 19, 2018 of the Initial Private Placement discussed in Note 7, the Company used substantially all of the $133.0 million of gross proceeds from the Initial Private Placement (together with cash-on-hand) to repay all outstanding indebtedness and fees under the Credit Facility, and the Credit Facility was terminated. The aggregate cash payments to terminate the Credit Facility amounted to $132.8 million and consisted of the following (in thousands):

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

Funded Credit Facility Activity for 2018. Presented below is a summary of activity related to the funded debt, including allocated DIC, for the year ended December 31, 2018 (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Contractual Liability Payments				DDIC Write-off
	December 31, 2017	PIK Accrual	Liability Adjustments	Scheduled	Prepayments	Pay-off	Accretion Expense	Prepayments	Pay-off	December 31, 2018
Contractual liabilities:
Principal balance	$125,872	$1,886	$—	$(7,250)	$(17,932)	$(102,576)	$—	$—	$—	$—
Mandatory trigger event exit fees	9,672	—	3,952	—	—	(13,624)	—	—	—	—
Mandatory consulting fees	4,000	—	—	(2,000)	—	(2,000)	—	—	—	—
Total contractual liabilities	139,544	1,886	3,952	(9,250)	(17,932)	(118,200)	—	—	—	—
DDIC:
Original issue discount	1,816	—	—	—	—	—	—	(234)	(1,582)	—
Origination fee	4,538	—	—	—	—	—	—	(586)	(3,952)	—
Amendment fee	11,521	—	—	—	—	—	—	(1,487)	(10,034)	—
Fair value of warrants	6,424	—	—	—	—	—	—	(829)	(5,595)	—
Consulting fees to lenders	6,519	—	—	—	—	—	—	(841)	(5,678)	—
Mandatory trigger event exit fees	55,200	—	3,952	—	—	—	—	(7,314)	(51,838)	—
Other issuance costs	3,600	—	—	—	—	—	—	(465)	(3,135)	—
Total DDIC	89,618	—	3,952	—	—	—	—	(11,756)	(81,814)	—
Cumulative accretion	(30,128)	—	—	—	—	—	(11,670)	4,587	37,211	—
Net discount	59,490	—	3,952	—	—	—	(11,670)	(7,169)	(44,603)	—
Net carrying value	$80,054	$1,886	$—	$(9,250)	$(17,932)	$(118,200)	$11,670	$7,169	$44,603	$—

Interest Expense

The components of interest expense for the years ended December 31, 2019, 2018 and 2017 are presented below (in thousands):

	2019	2018	2017
Credit Facility:
Interest expense at 12.0%	$—	$7,513	$11,954
PIK interest at 3.0%	—	1,886	2,966
Accretion expense for funded debt	—	11,670	23,632
Make-whole applicable premium:
Credit Facility prepayments	—	3,103	4,607
Payoff of funded Credit Facility	—	7,307	—
Accretion expense for GP Sponsor note payable	185	905	68
Interest on other borrowings	213	146	130
Total interest expense	$398	$32,530	$43,357

Other Debt Financing Expenses

The components of other debt financing expenses for the years ended December 31, 2019, 2018 and 2017 are presented below (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018	2017
Write-off of DDIC:
Credit Facility prepayments	$—	$7,169	$12,071
Payoff of funded Credit Facility	—	44,603	—
Termination of unfunded Credit Facility	—	2,764	—
Collateral monitoring fees	—	1,556	2,505
Penalty under Credit Facility for delay in closing of Mergers	—	—	1,250
Amortization of debt issuance costs related to unfunded debt	—	756	1,190
Unused line fees	—	481	893
Amortization of prepaid agent fees and other	—	1,002	452
Total debt financing expenses	$—	$58,331	$18,361

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

Changes in the fair value of embedded derivative liabilities resulted in gains of $1.6 million and $3.8 million for the years ended December 31, 2018 and 2017, respectively. These changes in fair value are reflected in the Company’s consolidated statements of operations as a gain from change in fair value of embedded derivatives.

NOTE 7 — REDEEMABLE SERIES A PREFERRED STOCK

2018 Securities Purchase Agreement

On July 19, 2018, the Company closed a Securities Purchase Agreement (the “2018 SPA”) with several accredited investors (the “Purchasers”) for a private placement (the “Initial Private Placement”) of (i) 140,000 shares of Series A Preferred Stock, (ii) approximately 2.9 million shares of Common Stock, and (iii) convertible secured promissory notes (the “Convertible Notes”), with no principal amount outstanding at issuance that solely collateralize amounts, if any, that may become payable by the Company pursuant to certain redemption provisions of the Series A Preferred Stock.

Pursuant to the 2018 SPA, the Purchasers acquired an aggregate of 140,000 shares of Series A Preferred Stock, 2.9 million shares of Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date, for an aggregate purchase price equal to $133.0 million in cash (after taking into account a discount of $7.0 million, but before the incremental and direct transaction costs associated with the Private Placement of $4.6 million). The allocation of the net proceeds as of the Closing Date, along with changes in the net carrying value of the Series A Preferred Stock through December 31, 2019 are set forth below (dollars in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Series A Preferred Stock			Common		Convertible
	Shares	Amount		Stock		Notes	Total
Fair value on July 19, 2018:
Series A Preferred Stock	140,000	$126,763	(1)	$—		$—	$126,763
Common Stock	—	—		20,131	(2)	—	20,131
Convertible Notes	—	—		—		—	—
Total	140,000	$126,763		$20,131		$—	$146,894
Relative fair value allocation on July 19, 2018:
Aggregate cash proceeds on July 19, 2018	140,000	$114,773	(3)	$18,227	(3)	$—	$133,000
Incremental and direct costs	—	(3,994)	(4)	(634)	(4)	—	(4,628)
Net carrying value on July 19, 2018	140,000	$110,779		$17,593		$—	$128,372
_________________
1.The liquidation preference for each share of Series A Preferred Stock on the closing date for the Initial Private Placement was $1,000 per for an aggregate liquidation preference of $140.0 million. The estimated fair value of the Series A Preferred Stock was approximately $126.8 million on July 19, 2018, which is the basis for allocation of the net proceeds. Please refer to Note 14 for further discussion of the valuation methodology employed.
2.The fair value of the issuance of approximately 2.9 million shares of the Common Stock was based on the last closing price of $6.95 per share on the date prior to closing the transaction.
3.The aggregate cash proceeds of $133.0 million on July 19, 2018 were allocated pro rata based on the fair value of all consideration issued.
4.Incremental and direct costs of the Initial Private Placement were allocated pro rata based on the fair value of all consideration issued. Such costs include financial advisory and professional fees of $2.7 million that were incurred by the Company, and due diligence and professional fees incurred by the investors of $1.9 million.

At the closing, the Company used the $133.0 million of proceeds from the Initial Private Placement plus cash and cash equivalents of $2.7 million to (i) repay all outstanding indebtedness and various operating and financing fees and expenses under the former Credit Facility in the aggregate amount of $132.8 million as discussed in Note 5, (ii) pay incremental and direct transaction costs of $2.7 million, and (iii) pay a professional services retainer of $0.2 million.

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

1.The liquidation preference for each share of Series A Preferred Stock on the closing date for the March 2019 Private Placement was $1,000 per share for an aggregate liquidation preference of $6.5 million. The estimated fair value of the Series A Preferred Stock was approximately $5.3 million on March 7, 2019, which is the basis for allocation of the net proceeds. Please refer to Note 14 for further discussion of the valuation methodology employed.
2.The fair value of the issuance of approximately 134,483 shares of the Common Stock was based on the closing price of $5.37 per share on the date prior to closing of the transaction.
3.The aggregate cash proceeds of $5.8 million on March 7, 2019 were allocated pro rata based on the fair value of all consideration issued.
4.Incremental and direct costs related to the March 2019 Private Placement were allocated pro rata based on the fair value of all consideration issued. Such costs included the issuance of 85,000 shares of Common Stock to the Initial Private Placement investors in the Series A Preferred Stock for their consent of approximately $0.5 million and financial advisory and professional fees that were incurred of approximately $0.3 million that were either paid or accrued directly by the Company as of March 31, 2019.

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

1.The liquidation preference for each share of Series A Preferred Stock on the closing date for the June 2019 Private Placement was $1,000 per share for an aggregate liquidation preference of $3.5 million. The estimated fair value of the Series A Preferred Stock was approximately $3.0 million on June 20, 2019, which is the basis for allocation of the net proceeds. Please refer to Note 14 for further discussion of the valuation methodology employed.
2.The fair value of the issuance of approximately 72,414 shares of the Common Stock was based on the closing price of $5.19 per share on the date prior to closing of the transaction.
3.The aggregate cash proceeds of $3.3 million on June 20, 2019 were allocated pro rata based on the fair value of all consideration issued.
4.Incremental and direct costs related to the June 2019 Private Placement were allocated pro rata based on the fair value of all consideration issued. Such costs included the issuance of 35,000 shares of Common Stock to the Initial Private Placement investors in the Series A Preferred Stock for their consent of approximately $0.2 million and financial advisory and professional fees that were incurred of approximately $0.2 million that were either paid or accrued directly by the Company as of June 30, 2019.

The changes in the net carrying value of Series A Preferred Stock from July 19, 2018 to December 31, 2019, including the July 19, 2019 Private Placement, the March 7, 2019 Private Placement and the June 20, 2019 Private Placement are set forth below (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Net carrying value on July 19, 2018	140,000	$110,779
Issuance of shares to settle PIK dividends on October 1, 2018	846	846
Accretion of discount for the year end December 31, 2018	—	2,373
Net carrying value as of December 31, 2018	140,846	113,998
Issuance of shares to settle PIK dividends on January 2, 2019	1,062	1,062
Additional shares issued on March 7, 2019	6,500	4,432
Issuance of shares to settle PIK dividends on April 1, 2019	1,059	1,059
Additional shares issued on June 20, 2019	3,500	2,653
Issuance of shares to settle PIK dividends on July 1, 2019	1,115	1,115
Issuance of shares to settle PIK dividends on October 1, 2019	1,149	1,149
Accretion of discount for the year ended December 31, 2019	—	5,848
Net carrying value as of December 31, 2019	155,231	$131,316

For future calculations of earnings applicable to common stockholders, the aggregate discount applicable to the Series A Preferred Stock will be accreted using the effective interest method from the respective issuance dates through July 19, 2023 when the holders of all outstanding shares of Series A Preferred Stock may first elect to redeem their shares for cash.

Agreements Related to Private Placement Transactions

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

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the Closing and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of December 31, 2019 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

As required under the CoD and approved by the Company’s Board of Directors, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the fourth quarter of 2019 were paid on January 2, 2020. Accrued Cash Dividends and PIK Dividends for the fourth quarter of 2019 were paid on January 2, 2020 to holders of record on December 16, 2019. Accordingly, the Company accrued a current liability for accrued dividends payable in cash through December 31, 2019 for $3.9 million. A long-term liability was recorded for $1.2 million of dividends that accrued through December 31, 2019, and that were settled through the issuance of additional shares of Series A Preferred Stock on January 2, 2020. Presented below is a summary of total and per share dividends declared through December 31, 2019 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total Dividends	Dividends
	Cash	PIK		Per Share
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2018	$6,360	$—	$6,360	$99.56
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2018	—	1,902	1,902	29.77
Fractional shares payable in cash for the year ended December 31, 2018	6	—	6	0.09
Dividends paid during the year ended December 31, 2018	(2,845)	(846)	(3,691)	(57.78)
Liability for unpaid dividends, December 31, 2018	3,521	1,056	4,577	32.50
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2019	15,073		15,073	99.98
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2019		4,485	4,485	29.75
Fractional shares payable in cash for the year ended December 31, 2019	37	—	37	0.25
Dividends paid during the year ended December 31, 2019	(14,742)	(4,385)	(19,127)	(126.86)
Liability for unpaid dividends, December 31, 2019	$3,889	$1,156	$5,045	32.50
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 15.5 million shares of Common Stock based on 155,231 shares of Series A Preferred Stock outstanding as of December 31, 2019. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 8 — CAPITAL STRUCTURE

Preferred Stock

Upon completion of the Delaware Domestication discussed in Note 1, the Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors is authorized to establish the voting rights, if any, designations, powers, preferences, special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors has authorized the issuance of up to 180,000 shares of Series A Preferred Stock, and 155,231 shares were issued and outstanding as of December 31, 2019. The specific terms of the Series A Preferred Stock are discussed in detail in Note 7.

Common Stock

As of December 31, 2019 and 2018, Company is authorized to issue up to 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. Holders of the Company’s shares of Common Stock are entitled to one vote for each share.

RSI Preferred Stock

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As discussed in Note 4, the previously outstanding RSI Preferred Stock required the affirmative vote by the respective holders of RSI Preferred Stock in order to effect the conversion to shares of Common Stock. Therefore, conversion is not reflected until October 10, 2017, and the capital structure of the Company is deemed to include the RSI Preferred Stock until consummation of the Mergers when an aggregate of approximately 24.1 million shares of RMNI Common Stock were issued to the previous holders of RSI Preferred Stock. ASP owned 100% of the outstanding shares of RSI Series B and C Preferred Stock and upon consummation of the Mergers received an aggregate of 22.7 million shares of RMNI Common Stock. As of December 31, 2019, ASP owns an aggregate of approximately 23.7 million shares of RMNI Common Stock, representing 35.1% of the issued and outstanding shares. An affiliate of ASP is a member of the Company’s board of directors.

NOTE 9 — STOCK-BASED COMPENSATION AND WARRANTS

Overview of Equity Incentive Plans

The Company’s 2007 Stock Plan (the “2007 Plan”) reserved up to approximately 14.3 million shares of Common Stock for the grant of stock options and stock purchase rights to employees and directors. The 2007 Plan was terminated in November 2013; however, the terms of the 2007 Plan continue to govern any outstanding awards thereunder. As of December 31, 2019, stock options for approximately 3.3 million shares are outstanding under the 2007 Plan, all of which are vested.

In October 2013, the Company established the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”) that provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSU's"), performance units and performance shares. As of December 31, 2019, options for approximately 5.4 million shares are outstanding and RSU's for approximately 2.9 million shares outstanding under the 2013 Plan. There are approximately 2.9 million shares available for future grants. Through December 31, 2019, grants under the 2013 Plan consist of stock options and RSU's. The 2013 Plan will expire in July 31, 2027.

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

On the first day of each fiscal year beginning in 2018, the 2013 Plan provides that the number of authorized shares available for issuance will increase in an amount equal to the lesser of (i) 4.8 million shares, (ii) 4% of the outstanding shares of all classes of the Company's Common Stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. The Board of Directors approved an increase in the authorized shares for 2.7 million shares and granted both additional stock options for approximately 32,500 shares and additional RSUs of approximately 74,600 shares on February 25, 2020.

Stock Options

The following table sets forth the summary of stock option activity under the Company’s Stock Plans for the years ended December 31, 2019, 2018 and 2017, as restated to give effect for the reverse recapitalization discussed in Note 1 (shares in thousands):

	2019			2018			2017
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of year	11,904	$4.00		12,130	$2.95		12,863	$1.94
Granted	718	5.22		1,870	7.87		1,877	7.63
Forfeited	(539)	7.68		(69)	7.96		(298)	6.93
Expired	(626)	7.01		(45)	5.96		(1,093)	0.55
Exercised	(2,780)	1.20		(1,982)	1.03		(1,219)	0.71
Outstanding, end of year (3)(4)	8,677	4.55	4.9	11,904	4.00	5.1	12,130	2.95	4.9
Vested, end of year (3)	6,986	4.05	4.1	9,211	2.91	3.9	10,033	2.09	4.0

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________
(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of December 31, 2019, 2018 and 2017, the aggregate intrinsic value of stock options outstanding was $7.7 million, $23.0 million, and $60.4 million, respectively. As of December 31, 2019, 2018 and 2017, the aggregate intrinsic value of vested stock options was $7.7 million, $23.0 million and $58.4 million, respectively.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.168 million shares as of December 31, 2019.

The following table presents the total number of shares available for grant under the 2013 Plan for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Available, beginning of year	2,758	2,413	2,899
Stock options granted	(718)	(1,870)	(1,877)
RSU's granted	(2,995)	(199)	—
Expired options under 2007 Plan	626	45	1,093
Forfeited options under Stock Plans	539	69	298
Forfeited RSUs under Stock Plans	108	—	—
Newly authorized by Board of Directors	2,567	2,300	—
Available, end of year	2,885	2,758	2,413

Fair Value of Stock Options

The fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Expected life (in years)	6	5.9	5.9
Volatility	35%	31%	33%
Dividend yield	—%	—%	—%
Risk-free interest rate	2.3%	2.8%	1.9%

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

The intrinsic value of the vested employee options exercised during the years ended December 31, 2019, 2018, and 2017 was $10.5 million, $9.5 million and $7.9 million, respectively. The weighted-average grant date fair value per share of employee options granted for the years ended December 31, 2019, 2018 and 2017 was $1.98, $2.73 and $2.68, respectively.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

For the year ended December 31, 2019, the Board of Directors granted RSU’s under the 2013 Plan for an aggregate of approximately 3.0 million shares of Common Stock to members of the Board of Directors, officers and employees of the Company. These RSU’s vest over periods ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock of $4.84 per share on the date of grant, the aggregate fair value for the shares underlying the RSU’s amounted to $14.5 million as of the grant date that is being recognized as compensation cost over the vesting period. Accordingly, compensation expense of $3.4 million was recognized for the year ended December 31, 2019. The unrecognized portion of $9.2 million is expected to be charged to expense on a straight-line basis as the RSU’s vest over a weighted-average period of approximately 2.3 years.

Stock-Based Compensation Expense

The aggregate stock-based compensation expense for stock options and RSU's for the years ended December 31, 2019, 2018 and 2017 is classified as follows (in thousands):

	2019	2018	2017
Cost of revenues	$927	$885	$399
Sales and marketing	1,821	1,865	1,411
General and administrative	2,784	1,644	1,153
Total	$5,532	$4,394	$2,963

As of December 31, 2019, 2018 and 2017, total unrecognized compensation cost related to unvested stock options was $2.2 million, $4.0 million and $3.2 million, respectively. The remaining unrecognized costs are expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.6 years.

Employee Stock Purchase Plan
At the Annual Meeting of Stockholders held on June 7, 2018, the Company’s stockholders approved the Rimini Street, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the purchase by employees of up to an aggregate of 5.0 million shares of Common Stock. The purchase price per share at which shares are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period). Offering periods will consist of two six-month periods generally commencing twice each calendar year. The purpose of the ESPP is to provide an opportunity for eligible employees of the Company to purchase shares of the Company at a discount through voluntary contributions from such employees’ eligible pay, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such employees and the Company’s stockholders. Through December 31, 2019, no offering period under the ESPP had commenced and no shares of Common Stock have been issued under the ESPP.

Outstanding Warrants

All of the Company’s outstanding warrants are currently exercisable. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. A summary of the terms of outstanding warrants and the number of shares of RMNI Common Stock issuable upon exercise, is presented below as of December 31, 2019 and 2018 (in thousands, except per share amounts):

	Issuance Date	Expiration Date		Exercise Price	Number
Description					of Shares
Origination Agent Warrant	October 2017	June 2026	(1)	$5.64	3,440	(2)
GPIA Public Warrants	May 2015	October 2022		11.50	8,625	(3)
GP Sponsor Private Placement Warrants	May 2015	October 2022		11.50	6,063	(4)
Total					18,128

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________
(1)The expiration date for the Origination Agent Warrant is the earlier to occur of the stated expiration date or the date when the Company experiences a change of control.
(2)The Origination Agent Warrant was issued upon consummation of the Mergers discussed in Note 4 and resulted in the elimination of the redemption features associated with two warrants issued in 2016 as discussed below under RSI Redeemable Warrants.
(3)On May 26, 2015, GPIA completed an initial public offering that included warrants for 8.6 million shares of Common Stock (the “Public Warrants”). Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants, in whole or in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice is provided to the holders, and (ii) the last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is sent to the Public Warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis.
(4)Simultaneously with GPIA’s initial public offering in May 2015, GP Sponsor purchased an aggregate of 6.1 million warrants at a purchase price of $1.00 per warrant in a private placement (the “Private Placement Warrants”). The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

RSI Redeemable Warrants
The Company issued a warrant to the Origination Agent for approximately 2.7 million shares of Common Stock exercisable at $5.64 per share (the "Original Warrant") upon entry into the Credit Facility in June 2016. In October 2016, an additional warrant was issued for approximately 0.7 million shares exercisable at $5.64 per share (the "Anti-Dilution Warrant"). The Original Warrant and the Anti-Dilution Warrant (collectively referred to as the "RSI Redeemable Warrants") were redeemable for cash at the option of the holders at the earliest to occur of (i) termination of the Credit Facility, (ii) a change of control, or (ii) 30 days prior to the stated expiration date. The redemption price would have been equal to the fair value of the warrants on the date a redemption was elected. Upon consummation of the Mergers discussed in Note 4, the Origination Agent agreed to cancel the RSI Redeemable Warrants, in exchange for a new warrant for approximately 3.4 million shares (the "Origination Agent Warrant") as shown in the table above. The cash redemption and anti-dilution features contained in the RSI Redeemable Warrants were eliminated in connection with the issuance of the Origination Agent Warrant. Accordingly, effective October 10, 2017 the fair value of the RSI Redeemable Warrants of $23.6 million was reclassified to additional paid-in capital immediately prior to consummation of the Mergers.

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
__________________
(1)The RSI Redeemable Warrants were classified within Level 3 of the fair value hierarchy. Valuation of the warrants was performed by an independent valuation specialist at the original issuance dates and on a quarterly basis through September 30, 2017. The valuation methodology was performed through a hybrid model using Monte Carlo simulation, which considered possible future equity financing and liquidity scenarios, including an initial public offering, a sale of the business, and a liquidation of the Company. Key Level 3 assumptions inherent in the warrant

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
valuation methodology as of September 30, 2017 include projected revenue multiples of 1.7 to 1.8, volatility of 46% to 48%, the risk-free interest rate of 1.1% to 1.5%, a discount rate for lack of marketability of 6%, and the overall discount rate of approximately 20%. The valuation methodology as of October 10, 2017 only considered the scenario for consummation of the Mergers based on the agreed upon price of $10.00 per share of Common Stock, volatility of 48%, the risk-free interest rate of 1.1%, and the overall discount rate of approximately 20%. Key Level 3 assumptions inherent in the valuation methodology as of December 31, 2017 include projected revenue multiples ranging from1.7 to 2.0, volatility ranging from 44% to 65%, the risk-free interest rate ranging from 0.5% to 1.4%, a discount rate for lack of marketability ranging from 26% to 31%, and the overall discount rate of approximately 25%.
(2)The original fair value of the Original Warrant to purchase approximately 2.7 million shares of the Company’s Common Stock was $8.8 million which was accounted for as DDIC in June 2016.
(3)The fair value of the Anti-Dilution Warrant and other changes in fair value from the issuance date through December 31, 2017, were recognized as a loss on change in fair value of redeemable warrants in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2017.
(4)Changes in fair value from December 31, 2017 through October 10, 2017, were recognized as a loss on change in fair value of redeemable warrants in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.
(5)As discussed above, the cash redemption feature associated with the RSI Redeemable Warrants was eliminated effective on October 10, 2017. Accordingly, the fair value of the RSI Redeemable Warrants in the aggregate amount of $23.6 million was reclassified to additional paid-in capital immediately prior to consummation of the Mergers.

RSI Guarantee Warrants
In October 2014, the Company issued warrants for approximately 83,000 shares (the “Guarantee Warrants”) to ASP in exchange for a three-year guarantee of up to £550,000 pursuant to support service agreements to a customer in the United Kingdom. Since a performance commitment date had not been established, the fair value of the warrants was periodically adjusted through October 10, 2017, when the warrants were exercised on a cashless basis resulting in the issuance of approximately 43,000 shares of RMNI Common Stock. The fair value of the warrants prior to exercise on October 10, 2017 was $441,000. The periodic changes in fair value were included in sales and marketing expense through the exercise date, whereby total expense of approximately $380,000 was recognized for the year ended December 31, 2018 and a reduction of expense of $7,000 was recognized for the year ended December 31, 2017.

NOTE 10 — INCOME TAXES

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

The foreign subsidiaries undistributed earnings through December 31, 2017 have been taxed under the one-time transition tax under the Tax Act. This one-time transition tax was reflected on the 2017 federal tax return as filed with the IRS, and also reported on the relevant forms 965 on the 2018 tax return as filed. The Company continues to maintain that any undistributed foreign subsidiaries’ earnings are permanently reinvested and has therefore not made any provision for additional income taxes on undistributed earnings of its foreign subsidiaries. However, the Company may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings in the form or dividends or otherwise.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For the years ended December 31, 2019, 2018 and 2017, income (loss) before income tax expense is as follows (in thousands):

	2019	2018 (* As Adjusted)	2017 (* As Adjusted)
Domestic	$13,557	$(68,221)	$(52,995)
International	6,686	6,262	4,290
	$20,243	$(61,959)	$(48,705)

* - The activity associated with the income (loss) before income tax expense for the years ended December 31, 2018 and 2017 has been retrospectively restated to reflect the adoption of ASC 606. See Note 3 of our consolidated financial statements for further information.

For the years ended December 31, 2019, 2018 and 2017, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes and total income tax expense recognized in the financial statements is as follows (in thousands):

	2019	2018 (* As Adjusted)	2017 (* As Adjusted)
Income tax (expense) benefit at statutory U.S. federal rate	$(4,251)	$13,011	$16,560
Income tax (expense) benefit attributable to U.S. states, net	(607)	(362)	1,469
Permanent differences:
Non-deductible expenses	(110)	(247)	(284)
Stock-based compensation	905	918	(862)
Other	57	(24)	(215)
Global intangible low taxed income	(1,770)	(1,027)	—
Change in statutory federal tax rate	—	—	(31,826)
Transition tax	—	—	(1,503)
Foreign rate differential and foreign tax credits	(219)	(511)	522
Foreign withholding taxes	(631)	—	—
Capital loss carryforward expiration	(1,138)	—	—
Reclassification of warrant to equity and other	(144)	69	(8,828)
(Increase) decrease in valuation allowance	5,194	(13,819)	23,648
Total income tax expense	$(2,714)	$(1,992)	$(1,319)

* - The activity associated in the table above for the years ended December 31, 2018 and 2017 has been retrospectively restated to reflect the adoption of ASC 606. See Note 3 of our consolidated financial statements for further information.

For tax years beginning after January 1, 2018, Global Intangible Low Tax Income (GILTI) requires companies to report income from its foreign subsidiaries that exceeds 10% of the calculated deemed tangible return on its fixed assets. The Company

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determined the tax effect (before valuation allowance) of the GILTI income inclusion for the year ended December 31, 2019 was $1.8 million.

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

For the years ended December 31, 2019, 2018 and 2017, income tax expense consisted of the following (in thousands):

	2019	2018	2017
Current income tax expense:
Federal	$—	$—	$—
State	(117)	(112)	(140)
Foreign	(2,934)	(2,115)	(1,303)
Total current income tax expense	(3,051)	(2,227)	(1,443)
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	337	235	124
Total deferred income tax benefit	337	235	124
Total income tax expense	$(2,714)	$(1,992)	$(1,319)

As of December 31, 2019 and 2018, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	2019	2018 (* As Adjusted)
Deferred income tax assets:
Net operating loss carryforwards	$45,195	$45,639
Deferred revenue	2,514	3,770
Accounts payable and accrued expenses	2,298	2,499
Stock-based compensation	1,876	1,539
Capital loss carryforwards	—	1,288
Tax credit carryforwards	423	423
Deferred rent and other	582	1,529
Foreign deferred assets	1,892	1,251
Business interest carryforwards	22,719	22,946
Gross deferred income tax assets	77,499	80,884
Valuation allowance for deferred income tax assets	(68,567)	(73,495)
Net deferred income tax assets	8,932	7,389
Deferred income tax liabilities:
Deferred contract costs	(6,686)	(6,439)
Other	(998)	(41)
Deferred tax assets, net	$1,248	$909

* - The activity associated in the table above for the year ended December 31, 2018 has been retrospectively restated to reflect the adoption of ASC 606. See Note 3 of our consolidated financial statements for further information.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net deferred tax assets consist solely of foreign net deferred tax assets which are expected to be realized in the future, and that are included in long-term assets in the accompanying consolidated balance sheets. For the years ended December 31, 2019 and 2017 the net decrease in the valuation allowance amounted to $5.2 million and $23.6 million, respectively. The valuation allowance decreased in 2019 due to the increase in deferred tax liabilities primarily related to deferred contract costs, partially offset by the increase in deferred tax assets related to deferred revenue upon adoption of ASC 606. For the year ended December 31, 2018, the valuation allowance increased by $13.8 million, primarily as a result of the impact of the Tax Act discussed above. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the Company’s lack of domestic earnings history, the domestic net deferred tax assets have been fully offset by a valuation allowance.

At December 31, 2019, the Company has federal net operating tax loss carryforwards of approximately $172.1 million and varying amounts of U.S. state net operating loss carryforwards, totaling $149.4 million, that begin to expire in 2030 and 2019, respectively. At December 31, 2019, the Company has federal foreign tax credits carryforwards of $0.4 million expiring beginning in 2021.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Depending on the significance of past and future ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. Through December 31, 2019, the Company has not experienced an ownership change, as defined in Section 382.

The Company considers any undistributed foreign subsidiaries’ earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal or state income taxes has been provided. This has not changed subsequent to the one-time transition tax under the Tax Act as discussed above. Upon distribution of the foreign earnings in the form of dividends or otherwise, the company could be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2019, the cumulative amount of unremitted earnings of the Company's foreign subsidiaries was approximately $20.4 million. The unrecognized deferred tax liability for these earnings was approximately $2.0 million, consisting primarily of foreign withholding taxes.

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases its office facilities under non-cancelable operating lease agreements that expire from February 2020 to January 2027. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the years ended December 31, 2019, 2018 and 2017 was $6.2 million, $5.6 million and $5.0 million, respectively.

Future minimum lease payments under the non-cancelable operating lease agreements are as follows (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ending December 31:
2020	$5,609
2021	5,155
2022	4,067
2023	2,993
2024	2,670
Thereafter	5,065
Total	$25,559

Capital leases

The Company has entered into various capital lease agreements for certain computer equipment. The lease terms range from 12 months to 36 months with annual interest rates ranging from 4% to 11%. As of December 31, 2019, the future annual minimum lease payments under capital lease obligations are as follows (in thousands):

Year ending December 31:
2020	$240
2021	151
2022	7
Total minimum lease payments	398
Less amounts representing interest	25
Present value of minimum lease payments	373
Less current portion, included in accrued expenses	222
Long term obligation, included in other long-term liabilities	$151

As of December 31, 2019 and 2018, the carrying values of leased equipment (included as a component of property and equipment) in the consolidated balance sheets, are as follows (in thousands):

	2019	2018
Leased computer equipment	$3,315	$3,109
Less accumulated depreciation	(2,881)	(2,346)
Net	$434	$763

Series A Preferred Stock Dividends

In connection with the issuances of Series A Preferred Stock for the Initial Private Placement, the March 2019 Private Placement and the June 2019 Private Placement, the Company is obligated to pay Cash Dividends and issue additional shares of Series A Preferred Stock in settlement of PIK Dividends. For the initial five-year period through July 19, 2023 that the Series A Preferred Stock is expected to be outstanding, estimated Cash Dividends and PIK Dividends required to be declared are as follows (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31:	Cash		PIK		Total
2020	$15,819	(1)	$4,746	(1)	$20,565
2021	16,299	(1)	4,890	(1)	21,189
2022	16,794	(1)	5,038	(1)	21,832
2023	9,455	(1)	2,837	(1)	12,292
Total	$58,367		$17,511		$75,878
____________________
(1)Amounts shown assume there are no conversions to Common Stock or redemptions for the initial five-year period through July 19, 2023.

Retirement Plan

The Company has a qualified 401(k) plan for all eligible U.S. employees. Employees may contribute up to the statutory maximum, which is set by law each year. The plan also provides for discretionary employer contributions in an amount equal to 100% of each employee’s contribution, not to exceed 4% of eligible compensation. The Company’s matching contribution to the plan totaled $2.6 million, $2.1 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On September 20, 2019 Oracle filed a motion for attorneys’ fees on appeal, in which it requested and estimated fees totaling approximately $0.5 million. On October 9, 2019, the parties stipulated to a withdrawal of Oracle’s motion, with Rimini agreeing to pay Oracle $0.5 million without any admission of wrongdoing. These fees were accrued by the Company as of December 31, 2019.

As long as the injunction is still in place, Oracle may file contempt proceedings against the Company at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe the Company is not in compliance with express terms of the injunction. The Company believes that it is in compliance with the terms of the injunction insofar as they are comprehensible and within the scope of the judgment in Rimini I. On February 27, 2019, Oracle filed in the District Court a motion to reopen discovery in Rimini I and a motion to modify the protective order in Rimini II to permit Oracle to use discovery from Rimini II in Rimini I, in a purported effort to investigate whether the Company is complying with the injunction. On April 4, 2019, the District Court granted Oracle’s motion to reopen discovery in Rimini I, and on May 14, 2019, the District Court granted Oracle’s motion to modify the protective order in Rimini II to permit Oracle to use discovery from that case in Rimini I. Pursuant to the discovery scheduling order issued in Rimini I, Oracle is permitted to conduct limited discovery regarding Rimini’s compliance with the injunction. On September 3, 2019, the Court vacated all prior deadlines for discovery, initial expert disclosure, rebuttal expert disclosure, and for Oracle to file a motion for an order to show cause related to alleged contempt. On November 20, 2019, a status hearing was conducted by stipulation of the parties, and the District Court reset the discovery and motion to show cause deadlines. Under the amended discovery plan and scheduling order, fact discovery closed on January 17, 2020, expert discovery will close on March 27, 2020, and the deadline for Oracle to file a motion for order to show cause related to alleged contempt is April 15, 2020.

On November 5, 2019, the Company filed a petition for writ of certiorari in the Supreme Court of the United States (the “U.S. Supreme Court”) appealing the August 19, 2019 judgment of the Court of Appeals. In the petition, the Company asked the U.S. Supreme Court to determine whether a district court must take into account a jury’s finding of an infringer’s mental state in considering injunctive relief under the Copyright Act. On January 13, 2020, the U.S. Supreme Court denied our petition for writ of certiorari.

Petition for Rehearing En Banc and Appeal to the U.S. Supreme Court

In January 2018, the Company filed a petition for rehearing en banc with the Court of Appeals regarding two other components of the final judgment awarded to Oracle. First, the Company asked the Court of Appeals to rehear the calculation of prejudgment interest, arguing that the District Court set the interest rate using a date that precedes the filing of Oracle's complaint, which resulted in an additional judgment amount of approximately $20.2 million that was paid by the Company to Oracle in October 2016. Second, the Company asked the Court of Appeals to rehear the award of non-taxable expenses, arguing that this decision is in direct conflict with decisions in other federal circuit courts and decisions of the U.S. Supreme Court and resulted in the Company paying approximately $12.8 million that it would not have had to pay in other court jurisdictions. The Court of Appeals denied the petition for rehearing en banc on March 2, 2018, and the mandate was issued on March 13, 2018. On May 31, 2018, the Company filed a petition for writ of certiorari in the U.S. Supreme Court appealing the decision of the Court of Appeals on the non-taxable expenses issue. On September 27, 2018, the U.S. Supreme Court granted the Company’s petition for a writ of certiorari. Briefing on the Company’s appeal was completed in early 2019, and a hearing on the appeal was held on January 14, 2019. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that the Company had previously paid to Oracle (plus interest of $0.2 million). As mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid the Company $13.0 million (the principal amount plus post-judgment interest). The award received by the Company will be required to be shared on a pro rata basis with an insurance company that previously paid for part of the judgment and reimbursed a portion of defense costs after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I. As a result of the U.S. Supreme Court decision, the Company recognized a recovery of the non-taxable

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expenses for $12.8 million and interest income of $0.2 million for the year ended December 31, 2019, excluding any contractual amounts due to the insurance company.

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

Fact discovery with respect to the above action substantially ended by March 2018, and expert discovery ended in September 2018. On October 12, 2018, we filed two motions for summary judgment, and Oracle filed five motions for summary judgment. Briefing on the parties’ motions for summary judgment was completed December 14, 2018, and the parties await the District Court’s ruling on those motions. On February 27, 2019, Oracle filed a motion to modify the protective order to permit Oracle to use discovery from Rimini II in Rimini I, in connection with injunction compliance issues. On May 14, 2019, the District Court granted Oracle’s motion, permitting Oracle to use in Rimini I the discovery gathered in Rimini II.

There is currently no trial date scheduled, and the Company does not expect a trial to occur in this matter earlier than 2021, but the trial could occur earlier or later than that. At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle or possible recovery by the Company in connection with its claims against Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be reasonably determined. The Company also believes that an award for damages is not probable, so no accrual has been made as of December 31, 2019.

Other Litigation

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Proceeds from the U.S. Supreme Court Decision

On April 5, 2019, the Company received payment from Oracle of $13.0 million related to the U.S. Supreme Court ruling on March 4, 2019, which reversed earlier decisions by the lower courts that Oracle must return approximately $12.8 million in non-taxable expenses previously paid by the Company plus post-judgment interest. The award is required to be shared with an insurance company on a pro rata basis, whereby the insurance company may be entitled to 60% of the award after deducting the Company's costs for all appeal and remand proceedings. As a result, the Company has recognized a recovery of non-taxable expenses of $12.8 million and recorded interest income of $0.2 million for the year ended December 31, 2019. The Company also recognized costs of $3.9 million, during the year ended December 31, 2019, reflecting the current estimate of the amounts owed to the insurance company to date pursuant to the Settlement Agreement described above. This liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred.

Liquidated Damages

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $22.7 million and $30.4 million as of December 31, 2019 and 2018, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these consolidated financial statements.

NOTE 12 — RELATED PARTY TRANSACTIONS

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As discussed in Note 4, upon consummation of the Merger Agreement an outstanding loan payable to GP Sponsor with a face amount of approximately $3.0 million was assumed by the Company. As discussed more thoroughly in Note 5, the loan was amended twice in 2018 whereby the maturity date changed to June 28, 2019 and was repaid in full as of June 28, 2019. Prior to the repayment, the parties agreed that the loan would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. The second amendment also provides for monthly principal payments of approximately $0.4 million plus accrued interest. An affiliate of GP Sponsor is a member of the Company’s Board of Directors.

An affiliate of ASP is a member of the Company’s Board of Directors. As discussed in Note 8, as of December 31, 2019, ASP owned approximately 35.1% of the Company’s issued and outstanding shares of Common Stock. In October 2016, ASP subscribed for shares of RSI Series C Preferred Stock in exchange for a cash contribution of $10.0 million. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Private Placement discussed in Note 7 for total consideration of approximately $19.2 million. As of December 31, 2019, ASP had voting control of approximately 30.9% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with the 19,900 shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the amended Credit Facility discussed in Note 5, ASP owned a $10.0 million indirect interest in the amended Credit Facility. Additionally, ASP provided a guarantee in exchange for the Guarantee Warrants discussed in Note 8. For the years ended December 31, 2019, 2018 and 2017, the Company recognized revenue for software support services provided to certain ASP investees for an aggregate of $1.2 million, $1.9 million and $2.2 million, respectively. Accounts receivable included no amount and $1.2 million due from ASP investees for software support services as of December 31, 2019 and 2018, respectively.

NOTE 13 —LOSS PER SHARE

For the years ended December 31, 2019, 2018 and 2017, basic and diluted net loss per share of Common Stock was computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. For the years ended December 31, 2019, 2018 and 2017, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share of Common Stock for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	2019	2018 (*As Adjusted)	2017 (*As Adjusted)
Loss attributable to common stockholders:
Net income (loss)	$17,529	$(63,951)	$(50,024)
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(15,073)	(6,366)	—
PIK dividends declared	(4,522)	(1,902)	—
Accretion of discount	(5,848)	(2,373)	—

Undistributed earnings using the two-class method	—	—	—
Loss attributable to common stockholders	$(7,914)	$(74,592)	$(50,024)

	2019	2018	2017
Weighted average number of shares of Common Stock outstanding	66,050	61,384	32,229
Additional shares outstanding if Series A Preferred Stock is converted	15,077	6,388	—
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	81,127	67,772	32,229
Percentage of shares allocable to Series A Preferred Stock	18.6%	9.4%	—%

Weighted average number of shares of Common Stock outstanding (basic & diluted)	66,050	61,384	32,229
Net loss per share attributable to Common Stock (basic and diluted)	$(0.12)	$(1.22)	$(1.55)

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
* - Net income for the years ended December 31, 2018 and 2017 have been retrospectively restated to reflect the adoption of ASC 606. See Note 3 of our consolidated financial statements for further information.

The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. For the years ended December 31, 2019, 2018 and 2017, the Company incurred a net loss and, accordingly, there were no undistributed earnings to allocate under the two-class method.

As of December 31, 2019, 2018 and 2017, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018	2017
Warrants	18,128	18,128	18,128
Series A Preferred Stock	15,523	14,085	—
Stock options	8,677	11,904	12,130
Restricted stock units	2,909	199	—
RSI Preferred Stock	—	—	—
Total	45,237	44,316	30,258

NOTE 14 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair measurement:

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As discussed in Note 7, the fair value of our Series A Preferred Stock issuances on June 20, 2019, March 7, 2019 and July 19, 2018 were determined to be $3.0 million, $5.3 million and $126.8 million, respectively, which was the basis for allocating the net proceeds. The fair value was determined by utilizing a combination of a discounted cash flow methodology related to funds generated by the Series A Preferred Stock, along with the BSM option-pricing model in relation to the conversion feature. Key assumptions applied for the discounted cash flow and BSM analysis included (i) three different scenarios whereby the Series A Preferred Stock would remain outstanding between 4 and 5 years along with a probability weighting assigned to each scenario, (ii) an implied yield of the Series A Preferred Stock ranging from 20.9% to 22.9% calibrated to the transaction values as of June 20, 2019, March 7, 2019 and July 19, 2018, respectively, (iii) a risk-free interest rate of 1.72%, 2.44% and 2.8%, and (iv) historical volatility of 30%.

For the years ended December 31, 2018 and 2017, the Company’s redeemable warrant liability and embedded derivative liability were the only liabilities that were carried at fair value on a recurring basis and were classified within Level 3 of the fair value hierarchy. As discussed in Note 9, the redemption feature for the redeemable warrant liability was eliminated on October 10, 2017, whereby the warrant is not carried at fair value after that date. All embedded derivative liabilities were eliminated on July 19, 2018 upon termination of the Credit Facility. The Company’s policy is to recognize asset or liability transfers among

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2019, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy. As of December 31, 2019, the Company does not have any assets or liabilities that are carried at fair value on a recurring basis.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following shows revenues by geographic region for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018 (* As Adjusted)	2017 (* As Adjusted)
United States of America	$179,677	$163,683	$145,460
International	101,375	89,777	69,400
Total revenue	$281,052	$253,460	$214,860

* - Revenue for the years ended December 31, 2018 and 2017 have been retrospectively restated to reflect the adoption of ASC 606. See Note 3 of our consolidated financial statements for further information.

No customers represented more than 10% of revenue for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, no customers represented 10% or more of total net accounts receivable. The Company tracks its assets by physical location. As of December 31, 2019 and 2018, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.4 million and $1.1 million, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2019 and 2018, the Company had cash and restricted cash with a single financial institution for an aggregate of $33.1 million and $19.9 million, respectively. The Company also had $1.3 million of cash and restricted cash with a second financial institution as of December 31, 2018. The Company has never experienced any losses related to these balances.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — UNAUDITED QUARTERLY FINANCIAL DATA

The Company’s unaudited quarterly financial information for the two-year period ended December 31, 2019 is as follows (in thousands, except per share amounts):

	2019				2018
	Q1 (3)	Q2 (4)	Q3 (5)	Q4	Q1 (6)	Q2 (7)	Q3 (8)	Q4 (9)
Revenue	$65,873	$69,869	$69,182	$76,128	$58,486	$63,390	$63,443	$68,141
Cost of revenue	23,837	25,034	25,915	30,320	23,541	26,084	22,220	24,136
Gross profit	42,036	44,835	43,267	45,808	34,945	37,306	41,223	44,005
Operating expenses:
Sales and marketing	23,955	26,899	26,756	29,670	20,186	22,702	21,799	24,806
General and administrative	12,988	10,630	11,041	12,705	10,805	10,324	8,585	7,490
Litigation costs, net of recoveries	(6,095)	144	3,303	1,814	(19,969)	9,113	6,990	5,124
Total operating expenses	30,848	37,673	41,100	44,189	11,022	42,139	37,374	37,420
Operating income (loss)	11,188	7,162	2,167	1,619	23,923	(4,833)	3,849	6,585
Interest expense	(232)	(116)	(27)	(23)	(13,409)	(9,323)	(9,499)	(299)
Other debt financing expenses	—	—	—	—	(8,617)	(1,339)	(48,375)	—
Gain (loss) on change in fair value of embedded derivatives	—	—	—	—	500	(6,700)	7,800	—
Other income (expenses), net	43	(343)	(329)	(866)	329	(1,684)	(431)	(436)
Income (loss) before income taxes	10,999	6,703	1,811	730	2,726	(23,879)	(46,656)	5,850
Income tax expense	(705)	(621)	(451)	(937)	(516)	(547)	(510)	(419)
Net income (loss)	$10,294	$6,082	$1,360	$(207)	$2,210	$(24,426)	$(47,166)	$5,431
Net income (loss) attributable to common stockholders (1)	$4,265	$(239)	$(5,159)	$(6,780)	$2,210	$(24,426)	$(51,868)	$(508)
Earnings (loss) per share attributable to common stockholders:
Basic (2)	$0.07	$—	$(0.08)	$(0.10)	$0.04	$(0.41)	$(0.83)	$(0.01)
Diluted (2)	$0.06	$—	$(0.08)	$(0.10)	$0.03	$(0.41)	$(0.83)	$(0.01)
Weighted average number of common shares outstanding:
Basic (2)	64,622	65,535	66,696	67,310	59,393	59,800	62,590	63,817
Diluted (2)	69,101	65,535	66,696	67,310	68,154	59,800	62,590	63,817
__________________
(1)Beginning in the third quarter of 2018, amount consists of net loss less dividends and accretion of discount related to Series A Preferred Stock discussed in Note 7.
(2)Quarterly amounts may not sum to annual amounts due to rounding and the nature of the calculations.
(3)The ASC 606 adjustments for the first quarter of 2019 were as follows: a reduction in revenue of $0.4 million, an increase in sales and marketing expenses of $0.6 million and an increase in general administrative expenses of $0.6 million, resulting in a net loss adjustment of $1.5 million.
(4)The ASC 606 adjustments for the second quarter of 2019 were as follows: an increase in revenue of $1.9 million, an increase in sales and marketing expenses of $0.6 million and a reduction in general and administrative expenses of $0.6 million, resulting in net income adjustment of $2.0 million.
(5)The ASC 606 adjustments for the third quarter of 2019 were as follows: an increase in revenue of $0.2 million, an increase of sales and marketing of $40,000 and an increase in general and administrative expenses of $0.6 million, resulting in net loss adjustment of $0.4 million.
(6)The ASC 606 adjustments for the first quarter of 2018 were as follows: a reduction in revenue of $1.3 million, a reduction in sales and marketing of $21,000 and an increase in other expenses of $1,000, resulting in a net loss adjustment of $1.3 million.
(7)The ASC 606 adjustments for the second quarter of 2018 were as follows: an increase in revenue of $0.7 million, a reduction of sales and marketing of $0.4 million and an increase in other expense of $0.1 million, resulting in net income adjustment of $1.0 million.
(8)The ASC 606 adjustments for the third quarter of 2018 were as follows: an increase in revenue of $0.8 million, a reduction of sales and marketing expenses of $0.5 million and an increase in other expenses of $0.1 million, resulting in a net income adjustment of $1.2 million.
(9)The ASC 606 adjustments for the fourth quarter of 2018 were as follows: an increase in revenue of $0.4 million, a reduction of sales and marketing expenses of $2.8 million, an increase in general and administrative expenses of $0.2 million and a reduction in other expenses of $0.1 million, resulting in a net income adjustment of $3.1 million.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to reasonably ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

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

Under the supervision of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the control documentation, evaluation of the design effectiveness of controls, testing the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, we have implemented internal controls to ensure that we have adequately evaluated our customer contracts and properly assessed the impact of Accounting Standards Update No. 2014-09, Revenue from

Contracts with Customers, as amended (commonly referred to as ASC 606) on our financial statements to facilitate the adoption effectively on January 1, 2019. Management has completed the review and evaluation of its internal control procedures and the design of those control procedures related to our evaluation of ASC 606 during the fourth quarter of fiscal 2019.

Also, during year ended December 31, 2019, we have implemented internal controls to ensure that we have adequately evaluated our leases to properly recognize on the balance sheet the right of use ("ROU") assets and liabilities for the rights and obligations created by the leases with terms of more than 12 months as required under ASU No. 2016-02, Leases. Management has completed the review and evaluation of the standard during the fourth quarter of fiscal 2019.

Except as described above, there has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

As an emerging growth company, we are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears in Part I of this Report under the heading "Executive Officers." The remaining information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2019.

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

(b) Exhibits. Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•may apply standards of materiality that differ from those of a reasonable investor; and
•were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of May 16, 2017	8-K	001-37397	2.1	May 17, 2017
2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of June 30, 2017	8-K	001-37397	2.1	June 30, 2017
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
3.3*	Certificate of Designations of 13.00% Series A Redeemable Convertible Preferred Stock	8-K	001-37397	3.1	July 19, 2018
4.1*	Form of Common Stock Certificate of the Registrant	S-4	333-219101	4.5	June 30, 2017
4.2+	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.3*	Form of warrant certificate of the Registrant.	S-1	333-203500	4.3	April 17, 2015
4.4*	Warrant Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015	8-K	001-37397	4.1	June 1, 2015
4.5*	Registration Rights Agreement by and among GPIA and certain securityholders, dated as of May 19, 2015.	8-K	001-37397	10.2	June 1, 2015
4.6*	Sponsor Warrants Purchase Agreement by and between GPIA and GPIC, Ltd., effective as of May 19, 2015.	8-K	001-37397	10.3	June 1, 2015
4.7*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017	S-4	333-219101	4.8	June 30, 2017
4.8*	Equity Commitment Letter by and between GPIC, Ltd. And GPIA, dated as of May 16, 2017.	S-4/A	333-219101	10.51	August 9, 2017

4.9*	Securities Purchase Agreement, dated June 18, 2018, by and among the Company and the Purchasers	8-K		001-37397	10.1	June 18, 2018
4.10*	Registration Rights Agreement, dated July 19, 2018	8-K		001-37397	10.1	July 19, 2018
4.11*	Form of Convertible Secured Promissory Note (2018)	DEF 14A		001-37397	Annex D	July 2, 2018
4.12*	Security Agreement, dated July 19, 2018	8-K		001-37397	10.3	July 19, 2018
4.13*	Securities Purchase Agreement, dated March 7, 2019, by and between the Company and the Investor	8-K/A		001-37397	10.1	March 12, 2019
4.14*	Registration Rights Agreement, dated March 7, 2019	8-K/A		001-37397	10.2	March 12, 2019
4.15*	Form of Convertible Secured Promissory Note (March 2019)	8-K/A	—	001-37397	10.3	March 12, 2019
4.16*	First Amendment to Securities Agreement dated March 7, 2019	8-K/A		001-37397	10.4	March 12, 2019
4.17*	Securities Purchase Agreement, dated June 20, 2019, by and among the Company and the Purchasers	8-K		001-37397	10.1	June 21, 2019
4.18*	Form of Convertible Secured Promissory Note (June 2019)	8-K		001-37397	10.3	June 21, 2019
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K		001-37397	10.1	October 16, 2017
10.2*†	Rimini Street, Inc. 2007 Stock Plan, including form agreements under the 2007 Stock Plan	S-4		333-219101	10.19	June 30, 2017
10.3*†	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan.	S-4/A		333-219101	10.20	August 9, 2017
10.4*†	Rimini Street, Inc. Executive Incentive Compensation Plan	S-4/A		333-219101	10.52	August 9, 2017
10.5*†	Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin, dated as of January 6, 2017	S-4		333-219101	10.21	June 30, 2017
10.6*†	Offer Letter by and between the Registrant and Daniel Winslow, dated September 12, 2013.	S-4		333-219101	10.22	June 30, 2017
10.7*†	Employment Agreement by and between the Registrant and Sebastian Grady, dated January 1, 2011.	S-4		333-219101	10.24	June 30, 2017
10.8*†	Updated terms of employment by and between the Registrant and Sebastian Grady, dated May 14, 2013.	S-4		333-219101	10.25	June 30, 2017
10.9*†	Offer Letter by and between the Registrant and Anthony DeShazor, dated as of August 17, 2018	10-K		001-37397	10.12	March 14, 2019
10.10+†	Offer Letter by and between the Registrant and Julie Murphy, dated as of January 2, 2019	10-K		001-37397	10.13	March 14, 2019
10.11*	Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of May 22, 2013.	S-4		333-219101	10.38	June 30, 2017
10.12*	First Amendment Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of October 8, 2014.	S-4		333-219101	10.39	June 30, 2017

10.13*	Second Amended Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of April 3, 2017.	S-4	333-219101	10.40	June 30, 2017
10.14*	Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 1, 2006.	S-4	333-219101	10.41	June 30, 2017
10.15*	First Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of October 16, 2007.	S-4	333-219101	10.42	June 30, 2017
10.16*	Second Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of May 4, 2009.	S-4	333-219101	10.43	June 30, 2017
10.17*	Third Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of October 12, 2009.	S-4	333-219101	10.44	June 30, 2017
10.18*	Fourth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of January 18, 2011.	S-4	333-219101	10.45	June 30, 2017
10.19*	Fifth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of April 29, 2012.	S-4	333-219101	10.46	June 30, 2017
10.20*	Sixth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 16, 2013.	S-4	333-219101	10.47	June 30, 2017
10.21*	Seventh Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of September 29, 2014.	S-4	333-219101	10.48	June 30, 2017
10.22*	Eighth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of January 25, 2016.	S-4	333-219101	10.49	June 30, 2017
10.23*	Ninth Amendment to Lease by and between the Registrant and the Robison Family Trust Dated October 30, 1989, dated as of June 29, 2016.	S-4	333-219101	10.50	June 30, 2017
10.24*	Rimini Street, Inc. Employee Stock Purchase Plan	8-K	001-37397	10.1	June 8, 2018
21.1+	List of subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1+	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2+	Certification of Stanley Mbugua, Chief Accounting Officer Pursuant to Rule 13a-14(a)
32.1+	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Stanley Mbugua, Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

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

RIMINI STREET, INC.

Date: March 16, 2020	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2020	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 16, 2020	By:	/s/ Stanley Mbugua
Stanley Mbugua
Global Vice President and Chief Accounting Officer (Principal Accounting Officer/Principal Financial Officer)

Date: March 16, 2020	By:	/s/ Jack L. Acosta
Jack L. Acosta
Director

Date: March 16, 2020	By:	/s/ Thomas Ashburn
Thomas Ashburn
Director

Date: March 16, 2020	By:	/s/ Antonio Bonchristiano
Antonio Bonchristiano
Director

Date: March 16, 2020	By:	/s/ Steve Capelli
Steve Capelli
Director

Date: March 16, 2020	By:	/s/ Andrew Fleiss
Andrew Fleiss
Director

Date: March 16, 2020	By:	/s/ Robin Murray
Robin Murray
Director

Date: March 16, 2020	By:	/s/ Margaret (Peggy) Taylor
Margaret (Peggy) Taylor
Director