Form 10-Q
period 2020-03-31
Rimini Street, Inc.
filed 2020-05-07
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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
(Former name, former address and formal fiscal year, if changed since last report)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Smaller reporting company ☑	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The registrant had approximately 68,186,000 shares of its $0.0001 par value common stock outstanding as of May 5, 2020.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$57,632	$37,952
Restricted cash	333	436
Accounts receivable, net of allowance of $1,280 and $1,608, respectively	75,242	111,574
Deferred contract costs, current	11,779	11,754
Prepaid expenses and other	15,096	15,205
Total current assets	160,082	176,921
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $10,138 and $9,847, respectively	3,566	3,667
Operating lease right-of-use assets	18,267	—
Deferred contract costs, noncurrent	16,693	16,295
Deposits and other	1,622	3,089
Deferred income taxes, net	1,107	1,248
Total assets	$201,337	$201,220
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,194	$2,303
Accrued compensation, benefits and commissions	23,905	27,918
Other accrued liabilities	19,123	23,347
Operating lease liabilities, current	4,060	—
Deferred revenue, current	195,800	205,771
Total current liabilities	249,082	259,339
Long-term liabilities:
Deferred revenue, noncurrent	26,854	29,727
Operating lease liabilities, noncurrent	15,018	—
Accrued PIK dividends payable	1,153	1,156
Other long-term liabilities	874	2,275
Total liabilities	292,981	292,497
Commitments and contingencies (Note 8)
Redeemable Series A Preferred Stock:
Authorized 180 shares; issued and outstanding 156 shares and 155 shares as of March 31, 2020 and December 31, 2019, respectively. Liquidation preference of $156,401, net of discount of $22,368 and $155,231, net of discount of $23,915, as of March 31, 2020 and December 31, 2019, respectively.	134,033	131,316
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 68,032 and 67,503 shares as of March 31, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	88,668	93,484
Accumulated other comprehensive loss	(2,242)	(1,429)
Accumulated deficit	(312,110)	(314,655)
Total stockholders' deficit	(225,677)	(222,593)
Total liabilities, redeemable preferred stock and stockholders' deficit	$201,337	$201,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$78,032	$65,873
Cost of revenue	30,199	23,837
Gross profit	47,833	42,036
Operating expenses:
Sales and marketing	28,412	23,955
General and administrative	12,001	12,988
Litigation costs and related recoveries:
Professional fees and other costs of litigation	2,752	2,041
Litigation appeal refunds	—	(12,775)
Insurance costs and recoveries, net	921	4,639
Litigation costs and related recoveries, net	3,673	(6,095)
Total operating expenses	44,086	30,848
Operating income	3,747	11,188
Non-operating income and (expenses):
Interest expense	(13)	(232)
Other income (expenses), net	(218)	43
Income before income taxes	3,516	10,999
Income tax expense	(971)	(705)
Net income	2,545	10,294
Other comprehensive income:
Foreign currency translation gain (loss)	(813)	1
Comprehensive income	$1,732	$10,295

Net income (loss) attributable to common stockholders	$(4,085)	$3,488

Net income (loss) per share attributable to common stockholders:
Basic	$(0.06)	$0.05
Diluted	$(0.06)	$0.05
Weighted average number of shares of Common Stock outstanding:
Basic	67,863	64,622
Diluted	67,863	69,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended March 31,
	2020	2019
Common Stock, Shares
Beginning of period	67,503	64,193
Exercise of stock options for cash	304	667
Restricted stock units vested	225	138
Issuance of Common Stock in Private Placement, net	—	134
Issuance of Common Stock	—	110
End of period	68,032	65,242

Total Stockholders' Deficit, beginning of period	$(222,593)	$(225,398)
Common Stock, Amount
Beginning of period	7	6
Exercise of stock options for cash	—	1
Restricted stock units vested	—	—
Issuance of Common Stock in Private Placement, net	—	—
Issuance of Common Stock	—	—
End of period	7	7
Additional Paid-in Capital
Beginning of period	93,484	108,347
Stock based compensation expense	1,510	1,155
Exercise of stock options for cash	304	782
Restricted stock units vested	—	—
Issuance of Common Stock in Private Placement, net	—	602
Issuance of Common Stock	—	599
Accretion of discount on Series A Preferred Stock	(1,547)	(1,359)
Accrued dividends on Series A Preferred Stock:
Payable in cash	(3,910)	(3,593)
Payable in kind	(1,173)	(1,078)
End of period	88,668	105,455
Accumulated Other Comprehensive Loss
Beginning of period	(1,429)	(1,567)
Foreign currency translations gain (loss)	(813)	1
End of period	(2,242)	(1,566)
Accumulated Deficit
Beginning of period	(314,655)	(332,184)
Net income	2,545	10,294
End of period	(312,110)	(321,890)
Total Stockholders' Deficit, end of period	$(225,677)	$(217,994)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,545	$10,294
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	—	128
Stock-based compensation expense	1,510	1,155
Depreciation and amortization	449	494
Deferred income taxes	64	(26)
Amortization and accretion related to ROU assets	1,499	—
Other	—	141
Changes in operating assets and liabilities:
Accounts receivable	35,353	17,015
Prepaid expenses, deposits and other	1,141	(14,111)
Deferred contract costs	(423)	580
Accounts payable	3,963	(9,900)
Accrued compensation, benefits, commissions and other liabilities	(9,012)	886
Deferred revenue	(10,753)	(96)
Net cash provided by operating activities	26,336	6,560
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(524)	(381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series A Preferred Stock and Common Stock	—	5,785
Principal payments on borrowings	—	(1,277)
Payments for deferred offering and financing costs	—	(294)
Payments of cash dividends on Series A Preferred Stock	(3,931)	(3,566)
Principal payments on capital leases	(56)	(197)
Proceeds from exercise of employee stock options	304	782
Net cash provided by (used in) financing activities	(3,683)	1,233
Effect of foreign currency translation changes	(2,552)	81
Net change in cash, cash equivalents and restricted cash	19,577	7,493
Cash, cash equivalents and restricted cash at beginning of period	38,388	25,206
Cash, cash equivalents and restricted cash at end of period	$57,965	$32,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16	$95
Cash paid for income taxes	897	647
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares issued in Private Placements:
Fair value of 134 shares of Common Stock issued in 2019 for no consideration regarding their respective Private Placements	$—	$722
Original issuance discount on Series A Preferred Stock	—	325
Transaction costs	—	390
Issuance of 85 shares of Common Stock for consent regarding Private Placements	—	456
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$3,910	$3,593
Accrued PIK dividends	1,173	1,078
Accretion of discount on Series A Preferred Stock	1,547	1,359
Issuance of Series A Preferred Stock for PIK dividends	1,070	1,062

Purchase of equipment under capital lease obligations	$—	$206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Rimini Street, Inc. (the “Company”) is a global provider of enterprise software support services. The Company’s subscription-based software support products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products and services offered by enterprise software vendors.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K as filed with the SEC on March 16, 2020 (the “2019 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2019 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2020, and operating results for the three months ended March 31, 2020 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2020.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of March 31, 2020, the Company’s current liabilities exceeded its current assets by $89.0 million, and the Company earned net income of $2.5 million for the three months ended March 31, 2020. As of March 31, 2020, the Company had available cash, cash equivalents and restricted cash of $58.0 million. As of March 31, 2020, the Company's current liabilities included $195.8 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 39% of the related deferred revenue for the three months ended March 31, 2020.

As discussed in Note 5, the Company completed a third private placement on June 20, 2019, which provided additional net proceeds of $3.0 million from the sale of 3,500 shares of 13.00% Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and 72,414 shares of Common Stock. On March 7, 2019, the Company completed a second private placement, which provided additional net cash proceeds of $5.0 million from the sale of 6,500 shares of the Series A Preferred Stock and 134,483 shares of Common Stock. In 2018, the Company had previously refinanced and repaid its Credit Facility (defined below) on July 19, 2018 through aggregate cash payments of $132.8 million that resulted in the termination of the Credit Facility. These cash payments were funded from the Initial Private Placement (together with cash-on-hand) discussed in Note 5 that resulted in cash proceeds of $133.0 million from the sale of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock.

These refinancing arrangements did improve the Company’s liquidity and capital resources whereby cash dividends are payable at 10.0% per annum that will result in quarterly cash dividends ranging from $3.9 million to $4.3 million over the remaining initial 5-year period beginning on July 19, 2018, assuming all shares of Series A Preferred Stock remain outstanding, and thereafter, if not previously redeemed or converted, cash dividends will be payable at 13.0% per annum.

Additionally, the Company is obligated to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $6.2 million. In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. Assuming that, after the issuance date of these financial statements, the Company’s operations continue not to be significantly impacted by the COVID-19 pandemic, the Company believes that

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, accounts receivable, valuation assumptions for stock options, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and actual results, the Company’s future consolidated results of operation may be affected.

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the first quarter of fiscal year 2020:

In February 2016, Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases, which requires organizations that lease assets (“lessees”) to recognize on the balance sheet the right of use ("ROU") assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months and to disclose key information about leasing arrangements. Under the new standard, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by management, are also required. The Company adopted ASC 842 using the modified retrospective method on January 1, 2020. See Note 12 for the disclosure on the impact of adopting this standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires application of an impairment model known as the current expected credit loss (“CECL”) model to certain financial instruments held at amortized cost, including trade receivables. Using the CECL model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions, and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable loss has been incurred. The new guidance is effective for the Company in January 2020. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which provides new guidance on disclosures related to fair value measurements. The guidance is intended to improve the effectiveness of the notes to financial statements by facilitating clearer communication, and it includes multiple new, eliminated and modified disclosure requirements. The guidance is effective for the Company in January 2020. The adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The guidance aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalization costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The new guidance is effective for the Company in January 2020. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs for the three months ended March 31, 2020 and 2019 is shown below (in thousands):

	2020	2019
Deferred contract costs, current and noncurrent, as of the beginning of period	$28,049	$27,080
Capitalized commissions during the period	3,753	2,418
Amortized deferred contract costs during the period	(3,330)	(2,997)
Deferred contract costs, current and noncurrent, as of the end of period	$28,472	$26,501

Deferred revenue activity for the three months ended March 31, 2020 and 2019 is shown below (in thousands):

	2020	2019
Deferred revenue, current and noncurrent, as of beginning of period	$235,498	$196,706
Billings, net	65,188	65,738
Revenue recognized	(78,032)	(65,873)
Deferred revenue, current and noncurrent, as of end of period	$222,654	$196,571

The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. As of March 31, 2020, the remaining transaction price included in deferred revenue was $195.8 million in current and $26.9 million in noncurrent.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

As of March 31, 2020 and December 31, 2019, other accrued liabilities consist of the following (in thousands):

	2020	2019
Accrued sales and other taxes	$2,626	$5,752
Accrued professional fees	4,380	4,367
Accrued dividends on Redeemable Series A Preferred Stock	3,874	3,889
Current maturities of capital lease obligations	204	222
Income taxes payable	688	1,091
Appeal proceeds payable to insurance company	5,309	4,388
Other accrued expenses	2,042	3,638
Total other accrued liabilities	$19,123	$23,347

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Accretion expense for GP Sponsor note payable	$—	$128
Interest on other borrowings	13	104
Total interest expense	$13	$232

The note payable to GPIC Ltd, a Bermuda company (“GP Sponsor”), was paid off on June 28, 2019. See Note 9 for further information.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — REDEEMABLE SERIES A PREFERRED STOCK

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

Pursuant to the 2018 SPA, the Purchasers acquired an aggregate of 140,000 shares of Series A Preferred Stock, 2.9 million shares of Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date, for an aggregate purchase price equal to $133.0 million in cash (after taking into account a discount of $7.0 million, but before the incremental and direct transaction costs associated with the Private Placement of $4.6 million). The allocation of the net proceeds as of the Closing Date, along with changes in the net carrying value of the Series A Preferred Stock through March 31, 2020 are set forth below (dollars in thousands):

	Series A Preferred Stock			Common		Convertible
	Shares	Amount		Stock		Notes	Total
Fair value on July 19, 2018:
Series A Preferred Stock	140,000	$126,763	(1)	$—		$—	$126,763
Common Stock	—	—		20,131	(2)	—	20,131
Convertible Notes	—	—		—		—	—
Total	140,000	$126,763		$20,131		$—	$146,894
Relative fair value allocation on July 19, 2018
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

At the closing, the Company used the $133.0 million of proceeds from the Initial Private Placement plus cash and cash equivalents of $2.7 million to (i) repay all outstanding indebtedness and various operating and financing fees and expenses under the former Credit Facility in the aggregate amount of $132.8 million, (ii) pay incremental and direct transaction costs of $2.7 million, and (iii) pay a professional services retainer of $0.2 million.

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

March 2019 Securities Purchase Agreement

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2019, the Company entered into a securities purchase agreement (the “March 2019 SPA”) with an accredited investor for a private placement (the "March 2019 Private Placement") of (i) 6,500 shares of Series A Preferred Stock, (ii) 134,483 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of Series A Preferred Stock were authorized pursuant to the CoD (as defined below) and are subject to the provisions set forth in an amended Security Agreement (as defined below), a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement (as defined below) entered into in connection with the 2018 SPA discussed above. The accredited investor in the March 2019 Private Placement is affiliated with one of the accredited investors in the Initial Private Placement.

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

(1)The liquidation preference for each share of Series A Preferred Stock on the closing date for the March 2019 Private Placement was $1,000 per share for an aggregate liquidation preference of $6.5 million. The estimated fair value of the Series A Preferred Stock was approximately $5.3 million on March 7, 2019, which is the basis for allocation of the net proceeds. Please refer to Note 11 for further discussion of the valuation methodology employed.
(2)The fair value of the issuance of approximately 134,483 shares of the Common Stock was based on the closing price of $5.37 per share on the date prior to closing of the transaction.
(3)The aggregate cash proceeds of $5.8 million on March 7, 2019 were allocated pro rata based on the fair value of all consideration issued.
(4)Incremental and direct costs related to the March 2019 Private Placement were allocated pro rata based on the fair value of all consideration issued. Such costs included the issuance of 85,000 shares of Common Stock to the Initial Private Placement investors in the Series A Preferred Stock for their consent of approximately $0.5 million and financial advisory and professional fees that were incurred of approximately $0.3 million that were either paid or accrued directly by the Company as of March 31, 2019.

June 2019 Securities Purchase Agreement
On June 20, 2019, the Company entered into a securities purchase agreement (the "June 2019 SPA") with accredited investors for a private placement (the “June 2019 Private Placement”) of (i) 3,500 shares of Series A Preferred Stock, (ii) 72,414 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of the Series A Preferred Stock were authorized pursuant to the CoD (as defined below) and are subject to the provisions set forth in an amended Security Agreement (as defined below), a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement (as defined below) entered into connection with the 2018 SPA discussed above. The accredited investors in the June 2019 Private Placement are not affiliated with the accredited investors in the March 2019 Private Placement (as defined below) or the Initial Private Placement.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(1)The liquidation preference for each share of Series A Preferred Stock on the closing date for the June 2019 Private Placement was $1,000 per share for an aggregate liquidation preference of $3.5 million. The estimated fair value of the Series A Preferred Stock was approximately $3.0 million on June 20, 2019, which is the basis for allocation of the net proceeds. Please refer to Note 11 for further discussion of the valuation methodology employed.
(2)The fair value of the issuance of approximately 72,414 shares of the Common Stock was based on the closing price of $5.19 per share on the date prior to closing of the transaction.
(3)The aggregate cash proceeds of $3.3 million on June 20, 2019 were allocated pro rata based on the fair value of all consideration issued.
(4)Incremental and direct costs related to the June 2019 Private Placement were allocated pro rata based on the fair value of all consideration issued. Such costs included the issuance of 35,000 shares of Common Stock to the Initial Private Placement investors in the Series A Preferred Stock for their consent of approximately $0.2 million and financial advisory and professional fees that were incurred of approximately $0.2 million that were either paid or accrued directly by the Company as of June 30, 2019.

The changes in the net carrying value of Series A Preferred Stock from December 31, 2019 to March 31, 2020 are set forth below (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Net carrying value as of December 31, 2019	155,231	$131,316
Issuance of shares to settle PIK Dividends on January 2, 2020	1,170	1,170
Accretion of discount for the three months ended March 31, 2020	—	1,547
Net carrying value as of March 31, 2020	156,401	$134,033

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

Agreements Related to Private Placement Transactions

In connection with the completion of the Initial Private Placement, the Company, among other customary closing actions, (i) filed a Certificate of Designations with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “CoD”), (ii) entered into a Registration Rights Agreement with the Purchasers setting forth certain registration rights of the Purchasers (the “Registration Rights Agreement”), (iii) delivered a Convertible Note to each Purchaser, and (iv) entered into a Security Agreement (the “Security Agreement”) in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Promissory Notes if certain redemption provisions of the Series A Preferred Stock are triggered in the future. In connection with both the March 2019 and June 2019 Private Placements, the Company entered into a securities purchase agreement, a Registration Rights Agreement, a First (March 2019) and Second (June 2019) Amendment to the Security Agreement, and issued Convertible Notes to each investor, in each case substantially in the same form as entered into by the Company in the Initial Private Placement.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to, from the respective issuance date, a cash dividend of 10.0% per annum (the “Cash Dividends”) and a payment-in-kind dividend of 3.0% per annum (the “PIK Dividends” and, together with the Cash Dividends, the “Dividends”) for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of March 31, 2020 and December 31, 2019 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

As required under the CoD, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the first quarter of 2020 were settled on April 1, 2020 to holders of record on March 16, 2020. Accordingly, the Company accrued a current liability for accrued Cash Dividends through March 31, 2020 for $3.9 million. A long-term liability was recorded for $1.2 million of PIK Dividends that accrued through March 31, 2020, and that were settled through the issuance of 1,153 shares of Series A Preferred Stock on April 1, 2020. Presented below is a summary of total and per share dividends declared through March 31, 2020 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total	Dividends
	Cash	PIK	Dividends	Per Share
Dividends payable as of December 31, 2019	$3,889	$1,156	$5,045	$32.50
Cash Dividends @ 10% per annum	3,910	—	3,910	25.00
PIK Dividends @ 3% per annum	—	1,167	1,167	7.46
Fractional PIK shares settled for cash	6	—	6	0.04
Less dividends settled January 2, 2020	(3,931)	(1,170)	(5,101)	(32.61)
Dividends payable as of March 31, 2020	$3,874	$1,153	$5,027	$32.14

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 15.6 million shares of Common Stock based on 156,401 shares of Series A Preferred Stock outstanding as of March 31, 2020. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Registration Rights Agreement

The original Registration Rights Agreement required the Company to register the resale of the shares of Common Stock and Series A Preferred Stock issued pursuant to the 2018 SPA. The Company satisfied such registration requirements in November 2018. The Registration Rights Agreements, entered into in connection with both the March 2019 and June 2019 Private Placements, require the Company to register the resale of the shares of Common Stock and Series A Preferred Stock pursuant to the March 2019 SPA and the June 2019 SPA within 120 days of the respective March 7, 2019 and June 20, 2019 closing dates. The Company satisfied all such registration requirements in July 2019. Each such Registration Rights Agreement also includes customary “piggyback” registration rights, suspension rights, indemnification, contribution, and assignment provisions.

NOTE 6—RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

The Company’s stock option plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 25, 2020, the Board of Directors authorized an increase of approximately 2.7 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 9 to the Company’s consolidated financial statements for the year ended December 31, 2019, included in the 2019 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the three months ended March 31, 2020.

Restricted Stock Units

For the three months ended March 31, 2020, the Board of Directors granted restricted stock units (“RSUs”) under the 2013 Plan for an aggregate of approximately 75,000 shares of Common Stock to employees of the Company. These RSUs vest over periods ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock on the date of grant of $4.85 per share, the aggregate fair value for the shares underlying the RSUs amounted to $0.4 million as of the grant date that will be recognized as compensation cost over the vesting period. Compensation expense related to RSUs of approximately $1.1 million and $0.5 million was recognized for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the unrecognized expense of $8.5 million is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 2.3 years.

Stock Options

For the three months ended March 31, 2020, the Board of Directors granted stock options for the purchase of an aggregate of approximately 61,000 shares of Common Stock at an exercise prices that were equal to or greater than the fair market value of the Common Stock on the date of grant. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the three months ended March 31, 2020 (shares in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2019	8,677	$4.55	4.9
Granted	61	4.69
Forfeited	(93)	6.61
Expired	(72)	5.62
Exercised	(304)	1.00
Outstanding, March 31, 2020 (3)(4)	8,269	4.65	4.9
Vested, March 31, 2020 (3)	7,025	4.37	4.3

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of March 31, 2020, the aggregate intrinsic value of all stock options outstanding was $7.4 million. As of March 31, 2020, the aggregate intrinsic value of vested stock options was $7.3 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.1 million shares as of March 31, 2020.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the three months ended March 31, 2020 (in thousands):

Available, December 31, 2019	2,885
Stock options granted	(61)
Restricted stock units granted	(75)
Expired options under Stock Plans	72
Forfeited options and restricted stock units under Stock Plans	148
Newly authorized by Board of Directors	2,700
Available, March 31, 2020	5,669

The aggregate fair value of approximately 61,000 stock options granted for the three months ended March 31, 2020 amounted to $0.1 million, or $1.68 per share as of the grant date. Fair value was computed using the Black-Scholes-Merton (“BSM”) method and will result in the recognition of compensation cost over the vesting period of the stock options. For the three months ended March 31, 2020, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	35%
Dividend yield	0%
Risk-free interest rate	1.30%
Fair value per common share on date of grant	$4.69

As of March 31, 2020 and December 31, 2019, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $1.8 million and $2.2 million, respectively. As of March 31, 2020, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.7 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$284	$209
Sales and marketing	623	341
General and administrative	603	605
Total	$1,510	$1,155

Warrants

As of March 31, 2020, warrants are outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 9 to the Company’s consolidated financial statements for the year ended December 31, 2019, included in the 2019 Form 10-K.

NOTE 7 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant US tax laws, including the Tax Act discussed above. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020 (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). The Company has elected to defer payroll tax payments, but it has not yet completed its evaluation of the remaining provisions.

For the three months ended March 31, 2020 and 2019, our effective rate was 27.6% and 6.4% respectively. Our income tax expense was primarily attributable to earnings in foreign jurisdictions subject to income taxes. For the three months ended March 31, 2020 and 2019, no income tax expense was recorded in the United States as a result of historical net operating losses being incurred. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended March 31, 2020 and 2019.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Series A Preferred Stock Dividends

In connection with the issuance of Series A Preferred Stock on June 20, 2019, March 7, 2019 and July 19, 2018 as discussed in Note 5, the Company is obligated to pay Cash Dividends and issue additional shares of Series A Preferred Stock in settlement of PIK Dividends. From January 1, 2020 through July 19, 2023, the date that the Series A Preferred Stock is expected to be outstanding, estimated Cash Dividends and PIK Dividends required to be declared are as follows (in thousands):

Year Ending December 31:	Cash	PIK	Total
2020	$15,819	$4,746	$20,565
2021	16,299	4,890	21,189
2022	16,794	5,038	21,832
2023	9,455	2,837	12,292
Total	$58,367	$17,511	$75,878

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company's contributions to these plans totaled $0.7 million for both the three months ended March 31, 2020 and 2019, respectively.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

After completion of jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and the Company was found liable for only one of a dozen claims: “innocent infringement,” a jury finding that the Company did not know and had no reason to know that its former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. The Company was ordered to pay a judgment of $124.4 million in 2016, which the Company promptly paid and then filed an appeal. With interest, attorneys’ fees and costs, the total judgment paid by the Company to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by the Company’s insurance carriers (for additional information on this topic, see Note 11 of the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

Proceeds from U.S. Supreme Court Decision

The total judgment paid by the Company and its insurance carriers reflects a reduction of approximately $12.8 million that the Company had previously paid to Oracle (plus interest of $0.2 million), representing an award of non-taxable expenses to Oracle that was eventually overturned by unanimous decision of the U.S. Supreme Court in March 2019. As mandated by the U.S. Supreme Court, $13.0 million (the principal amount plus post-judgment interest) was refunded to the Company by Oracle in April 2019. A portion of the funds received by the Company will be shared on a pro rata basis with an insurance company that had paid for part of the judgment and a portion of Rimini’s defense costs. This reimbursement will reflect a deduction of the costs of the Company’s past and pending appeal and remand proceedings. As a result of the U.S. Supreme Court decision, the Company recognized a recovery of the non-taxable expenses for $12.8 million and interest income of $0.2 million for the year ended December 31, 2019, excluding any contractual amounts due to the insurance company. The Company recognized costs of $0.9 million for the three months ended March 31, 2020, as the Company revised its current estimate of the amounts owed to the insurance company (for portions of all previously-paid judgments refunded to the Company on appeal, including the proceeds from the U.S. Supreme Court Decision) to $5.3 million as of March 31, 2020 (for additional information on this topic, see Note 11 of the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

Injunction

Following post-trial motions, the District Court entered a permanent injunction prohibiting the Company from using certain processes, including processes adjudicated as infringing at trial, that the Company ceased using no later than July 2014, which the Company subsequently appealed to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”), arguing on appeal that the injunction is vague and contains overly-broad language that could be read to cover some of the Company’s current business practices that were not adjudicated to be infringing at trial and that the injunction should not have been issued under applicable law. After multiple rounds of remand and appeal, in August 2019, the Court of Appeals entered an Order affirming the permanent injunction. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code. A copy of the injunction is publicly available in the case docket.

As a result of the injunction, the Company expects to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (as defined below) and that have not been found to be infringing. In February 2019, Oracle filed a motion to reopen discovery in Rimini I in a purported effort to investigate whether the Company is complying with the injunction.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The deadline for expert discovery in such effort is scheduled to close on June 5, 2020, and the deadline for Oracle to file any motion for order to show cause related to alleged contempt is June 24, 2020. These deadlines are subject to change by court order, and actual deadlines could be extended.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp. (United States District Court for the District of Nevada), against Oracle seeking a declaratory judgment that the Company’s revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). Oracle filed counterclaims alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I, but limited to clients not addressed in Rimini I, and (ii) new allegations that the Company’s revised support processes also infringe Oracle copyrights. Oracle’s counterclaims also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, unjust enrichment/restitution and violation of the Digital Millennium Copyright Act. Oracle also sought an accounting. In December 2016, the Company filed an amended complaint against Oracle, adding claims for intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. Oracle then amended its counterclaims to include requesting declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. By stipulation of the parties, the District Court granted the Company’s motion to file the Company’s third amended complaint to add claims arising from Oracle’s purported revocation of the Company’s access to its support websites on behalf of the Company’s clients, which was filed and served in May 2017. In September 2017, the District Court issued an order granting in part and denying in part the Company’s motion to dismiss Oracle’s third amended counterclaims. The District Court granted the Company’s motion to dismiss Oracle’s intentional interference with prospective economic advantage and unjust enrichment counterclaims.

In November 2017, the District Court issued an order granting in part and denying in part Oracle’s motion to dismiss the Company’s third amended complaint. The District Court granted Oracle’s motion to dismiss as to the Company’s third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The District Court denied Oracle’s motion as to the Company’s causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS §598.0915(8) and unfair competition.

Fact discovery with respect to the above action substantially ended in March 2018, and expert discovery ended in September 2018. In October 2018, the Company and Oracle each filed motions for summary judgment. Briefing on the parties’ motions for summary judgment was completed in December 2018, and the Company awaits the District Court’s ruling on those motions. There is currently no trial date scheduled, and while the Company does not expect a trial to occur in this matter earlier than 2022, the trial could occur earlier or later than that. At this time, the Company does not have sufficient information regarding possible recovery by the Company in connection with the Company’s claims against Oracle or possible damages exposure for the counterclaims asserted by Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be reasonably determined. The Company also believes that an award for damages is not probable, so no accrual has been made as of March 31, 2020.

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

Governmental Inquiry

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, the Company received a federal grand jury subpoena, issued from the United States District Court for the Northern District of California, requesting the Company to produce certain documents relating to specified support and related operational practices. The Company fully cooperated with this inquiry and the related document requests by April 2019 and has received no further requests since that date.

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $20.9 million and $22.7 million as of March 31, 2020 and December 31, 2019, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

Upon consummation of the merger with GP Investments Acquisition Corp. ("GPIA") in May 2017, an outstanding note payable to GP Sponsor with an initial face amount of approximately $3.0 million was assumed by the Company. This note was originally non-interest bearing and was not due and payable until the outstanding principal balance under the former Credit Facility was less than $95.0 million. At the inception of this note, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the former Credit Facility. Interest was initially imputed under this note payable at the rate of 15.0% per annum. The net carrying value of this note payable was $2.4 million as of December 31, 2018, and the Company recognized accretion expense of $0.1 million for the three months ended March 31, 2019, respectively. This note payable was amended twice in 2018, which resulted in further changes to the effective interest rate and maturity date.

The second amendment to the loan agreement was effective on December 21, 2018, and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as debt discounts and issuance costs (“DDIC”) that was being accreted through the maturity date. In addition, the second amendment provided for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The Company made principal and interest payments totaling $2.7 million through June 28, 2019, of which $1.3 million was paid during the three months ended March 31, 2019. The effective interest rate for accretion of DDIC was 26.4% for the period from December 21, 2018 through June 28, 2019. The note was paid off on June 28, 2019.

An affiliate of Adams Street Partners ("ASP") is a member of the Company’s Board of Directors. As of March 31, 2020, ASP owned approximately 34.8% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement discussed in Note 5 for total consideration of approximately $19.2 million. As of March 31, 2020, ASP had voting control of approximately 30.7% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with the 20,049 shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the Company's amended Credit Facility, ASP owned a $10.0 million indirect interest in the amended Credit Facility. For the three months ended March 31, 2020 and 2019, the Company recognized revenue for software support services provided to certain ASP investees for an aggregate of $0.2 million and $0.3 million, respectively. Accounts receivable included no amount due from ASP investees for software support services as of March 31, 2020 and December 31, 2019, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2020 and 2019, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following table sets forth the computation of basic and diluted net income attributable to common stockholders for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Income attributable to common stockholders:
Net income	$2,545	$10,294
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(3,910)	(3,593)
PIK dividends declared	(1,173)	(1,078)
Accretion of discount	(1,547)	(1,359)
	(4,085)	4,264
Undistributed earnings allocated using the two-class method	—	(776)
Net loss attributable to common stockholders	$(4,085)	$3,488
	Three Months Ended March 31,
	2020	2019
Weighted average number of shares of Common Stock outstanding	67,863	64,622
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	15,639	14,370
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	83,502	78,992
Percentage of shares allocable to Series A Preferred Stock	18.7%	18.2%
Weighted average number of shares of Common Stock outstanding:
Basic	67,863	64,622
Effect of dilutive securities:
Warrants	—	—
Stock options	—	4,390
Restricted stock units	—	89
Diluted	67,863	69,101
Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.06)	$0.05
Diluted	$(0.06)	$0.05

For the three months ended March 31, 2020, basic and diluted loss per share attributable to common stockholders were the same because all Common Stock equivalents were anti-dilutive.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

2020
Series A Preferred Stock	15,640
Restricted stock units	2,703
Stock options	8,269
Warrants	18,128
Total	44,740

NOTE 11 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts, and considers assumptions that market participants would use when pricing the asset or liability. Additional information on fair value measurements is included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2019, included in the 2019 Form 10-K.

As discussed in Note 5, the fair value for our Series A Preferred Stock issuances on June 20, 2019, March 7, 2019 and July 19, 2018 were determined to be $3.0 million, $5.3 million and $126.8 million, respectively, which were utilized to determine the basis for allocating the net proceeds. The fair value was determined by utilizing a combination of a discounted cash flow methodology related to funds generated by the Series A Preferred Stock, along with the BSM option-pricing model in relation to the conversion feature. Key assumptions applied for the discounted cash flow and BSM analysis included (i) three different scenarios whereby the Series A Preferred Stock would remain outstanding between 4 and 5 years along with a probability weighting assigned to each scenario, (ii) an implied yield of the Series A Preferred Stock ranging from 20.9% to 22.9% calibrated to the transaction values as of June 20, 2019, March 7, 2019 and July 19, 2018, respectively, (iii) risk-free interest rates of 1.72%, 2.44% and 2.8% and (iv) historical volatility of 30.0%.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. As of March 31, 2020, the Company does not have any assets or liabilities that are carried at fair value on a recurring basis.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entity. The following table shows revenues by geographic region (in thousands):

	Three Months Ended March 31,
	2020	2019
United States of America	$47,446	$42,717
International	30,586	23,156
Total	$78,032	$65,873

No clients represented more than 10% of revenue for the three months ended March 31, 2020 or 2019. As of March 31, 2020 and December 31, 2019, no clients accounted for more than 10% of total net accounts receivable.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2020 and December 31, 2019, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $46.2 million and $33.1 million, respectively. As of March 31, 2020 and December 31, 2019, the Company had restricted cash of $0.3 million and $0.4 million, respectively. The Company has never experienced any losses related to these balances.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s client base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain clients and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debts and historically such losses are generally not significant.

NOTE 12 - LEASES

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the prospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current period measurement or recognition of results. The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days notice with a penalty. The Company's leases have remaining lease terms from May 2020 to January 2027. The Company's lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company's lease term only includes those periods related to renewal options we believe are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable portion of lease payments is not included in our ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling and administrative expenses on the Consolidated Statements of Operations.

We have lease agreements with both lease and non-lease components that are treated as a single lease component for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

We have elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. Our leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within our operating leases. As of March 31, 2020, we did not have any material additional operating leases that have not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

Three months ended
March 31, 2020
Operating lease expense related to ROU assets and liabilities	$1,499
Other lease expense	318
Total lease expense	$1,817

Other information related leases was as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Balance Sheet Information	March 31, 2020

Operating lease right-of-use assets, noncurrent	$18,267

Operating lease liabilities, current	$4,060
Operating lease liabilities, noncurrent	15,018
Total operating lease liabilities	$19,078

As of January 1, 2020, the Company had total operating lease right-of use assets of $18.8 million and total operating lease liabilities of $20.0 million.

Weighted Average Remaining Lease Term	Years
Operating leases	5.03
Weighted Average Discount Rate
Operating leases	11.0%

Maturities of operating lease liabilities as of March 31, 2020 were as follows (in thousands):

Year ending March 31:
2021	$5,909
2022	5,439
2023	3,822
2024	2,753
2025	2,604
Thereafter	4,430
Total future undiscounted lease payments	24,957
Less imputed interest	(5,879)
Total	$19,078

For the three months ended March 31, 2020, the Company paid $1.5 million for operating lease liabilities.

Maturities of operating leases accounted for under ASC 840 as of December 31, 2019 were as follows (in thousands):

Year ending December 31, 2019:
2020	$5,609
2021	5,155
2022	4,067
2023	2,993
2024	2,670
Thereafter	5,065
$25,559

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•the duration of and economic, operational and financial impacts on our business of the COVID-19 pandemic, as well as the actions taken by governmental authorities, clients or others in response to the COVID-19 pandemic;
•the evolution of the enterprise software management and support landscape facing our clients and prospects;
•our ability to educate the market regarding the advantages of our enterprise software management and support services and products;
•estimates of our total addressable market;
•projections of client savings;
•the occurrence of catastrophic events that may disrupt our business or that of our current and prospective clients;
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
•our ability to attract and retain clients;
•our ability to further penetrate our existing client base;
•our ability to maintain our competitive technological advantages against new entrants in our industry;
•our ability to timely and effectively scale and adapt our existing technology;
•our ability to innovate new products and bring them to market in a timely manner, including our announced salesforce.com and our recently announced application management services offerings;
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
•cost of revenues, including changes in costs associated with production, manufacturing, and client support;
•operating expenses, including changes in sales and marketing, and general administrative expenses;
•anticipated income tax rates;
•our ability to maintain our good standing with the United States and international governments and capture new contracts;
•costs associated with defending intellectual property infringement and other claims, such as those claims discussed under the section titled “Business—Legal Proceedings” in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 16, 2020 (the “2019 Form 10-K”);
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
•the effects of seasonal trends on our results of operations; and
•other risks and uncertainties, including those discussed under "Risk Factors" in Part II, Item 1A of this Report.

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

Overview

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Report, and our audited consolidated financial statements for the year ended December 31, 2019, included in our 2019 Form 10-K.

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

        Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), client relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2019, SAP reported that support revenue represented approximately 42% of its total revenue. For fiscal year 2019, Oracle reported a margin of 86% for cloud services and license support.

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

        As of March 31, 2020, we employed over 1,300 professionals and supported over 2,070 active clients globally, including 77 Fortune 500 companies and 21 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

        Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended March 31, 2020 and 2019, we generated revenue of $78.0 million and $65.9 million, respectively, representing an increase of 18%. We have a history of losses, and as of March 31, 2020, we had an accumulated deficit of $312.1 million. Approximately 61% and 65% of our revenue was generated in the United States for the three months ended March 31, 2020 and 2019, respectively. Approximately 39% and 35% of our revenue was generated in foreign jurisdictions for the three months ended March 30, 2020 and 2019, respectively.

        Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of March 31, 2020, we have no outstanding contractual debt obligations.

Impact of COVID-19

During the first quarter of 2020, we continued investing for long-term growth. However, as we neared the end of the first quarter of 2020, the emergence of the COVID-19 pandemic took hold and is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented multiple measures aiming to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings and closures of non-essential businesses. As a result, to protect the health and well-being of our employees, clients and the communities in which we operate, we transitioned as many of our employees as possible to a work-at-home model, temporarily closed our offices worldwide, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We have implemented business continuity measures and will continue to respond to the COVID-19 pandemic as circumstances dictate.

As a result of the measures that we have taken in response to the COVID-19 pandemic described above, we are expecting reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world (that began mid-March 2020 and are expected to continue through May 2020). We expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19. For example, in March 2020, we paid COVID-19 special bonuses to certain of our employees to help with pandemic-related special costs and for the few of our employees who have tested positive for COVID-19. We authorized a second round of COVID-19 special bonuses in April 2020 that will be paid during the second quarter of 2020. The cost of these special bonuses are more than offset by the reduced costs relating to travel and in-person marketing event fees and expenses described above.

COVID-19 had minimal net impact on our revenue or results of operations during the first quarter of 2020, and we continued to deliver uninterrupted and critical support services to our clients during this period. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place throughout the world. While COVID-19 has impacted the business markets worldwide, subject to the uncertainty relating to the effects of the COVID-19 pandemic, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental and business actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as our clients’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance. As such, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

Recent Developments

        Reference is made to Note 5 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recent developments related to the securities purchase agreements entered into on June 20, 2019, March 7, 2019 and July 19, 2018, and the related private placements of Series A Preferred Stock, Common Stock and Convertible Notes.

        Additionally, reference is made to Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments in our litigation with Oracle.

Key Business Metrics

Number of clients

        Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of March 31, 2020 and 2019, we had over 2,070 and 1,850 active clients, respectively.

        We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of March 31, 2020 and 2019, we had over 1,160 and 1,080 unique clients, respectively.

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

        Our annualized subscription revenue was $310 million and $263 million as of March 31, 2020 and 2019, respectively. We believe the sequential increase in annualized subscription revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

        We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92% for both the 12 months ended March 31, 2020 and 2019, respectively.

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

        We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by revenue. Our gross profit percentage was approximately 61.3% and 63.8% for the three months ended March 31, 2020 and 2019, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

        Our consolidated statements of operations for the three months ended March 31, 2020 and 2019, are presented below (in thousands):

	Three Months Ended March 31,		Variance
	2020	2019	Amount	Percent
Revenue	$78,032	$65,873	$12,159	18.5%
Cost of revenue:
Employee compensation and benefits	20,370	16,804	3,566	21.2%
Engineering consulting costs	4,866	2,815	2,051	72.9%
Administrative allocations (1)	3,592	2,927	665	22.7%
All other costs	1,371	1,291	80	6.2%
Total cost of revenue	30,199	23,837	6,362	26.7%
Gross profit	47,833	42,036	5,797	13.8%
Gross margin	61.3%	63.8%
Operating expenses:
Sales and marketing	28,412	23,955	4,457	18.6%
General and administrative	12,001	12,988	(987)	(7.6)%
Litigation costs and related recoveries, net	3,673	(6,095)	9,768	(160.3)%
Total operating expenses	44,086	30,848	13,238	42.9%
Operating income	3,747	11,188	(7,441)	(66.5)%
Non-operating income and (expenses):
Interest expense	(13)	(232)	219	(94.4)%
Other expense, net	(218)	43	(261)	(607.0)%
Income (loss) before income taxes	3,516	10,999	(7,483)	(68.0)%
Income tax expense	(971)	(705)	(266)	37.7%
Net income (loss)	$2,545	$10,294	$(7,749)	(75.3)%

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

        Revenue. Revenue increased from $65.9 million for the three months ended March 31, 2019 to $78.0 million for the three months ended March 31, 2020, an increase of $12.2 million or 18%. The increase was driven by a 9% increase in the average number of unique clients from approximately 1,068 for the three months ended March 31, 2019 to approximately 1,163 for the three months ended March 31, 2020. On a geographic basis, United States revenue grew from $42.7 million for the three months ended March 31, 2019 to $47.4 million for the three months ended March 31, 2020, an increase of $4.7 million or 11%. Our International revenue grew from $23.2 million for the three months ended March 31, 2019 to $30.6 million for the three months ended March 31, 2020, an increase of $7.4 million or 32%.

        Our former multi-draw term loan financing agreement (the "Credit Facility") included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during fiscal 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended and were eliminated in July 2018 as a result of the termination of the Credit Facility. The October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into revenue. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions, and we are encountering increased competitive discounting by enterprise software vendors. Despite these constraints, our revenue for the three months ended March 31, 2020 versus our prior year period, our quarter-over-quarter revenue growth increased from approximately 13% for the first quarter of 2019 to 18% for the first quarter of 2020. In this context, we continue to expect our full year 2020 revenue to increase by 10% to 14% compared to 2019, subject to the uncertainty relating to the effects of the COVID-19 pandemic.

        Cost of revenue. Cost of revenue increased from $23.8 million for the three months ended March 31, 2019 to $30.2 million for the three months ended March 31, 2020, an increase of $6.4 million or 27%. The key drivers related to the cost of revenue increase were a $3.6 million increase in compensation costs and a $2.1 million increase in engineering consulting costs for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The compensation cost increase was attributable to an increase in employees required to support the revenue growth. In addition, administrative allocations increased $0.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as facility, technology and security costs increased.

As discussed in Note 8 to our consolidated financial statements included in Part 1, Item 1 of this Report, in August 2018 Oracle obtained a permanent injunction from the District Court that prohibits us from using certain processes that could require us to incur additional labor costs to provide support for our clients as contracted. In September 2018, the Company filed a motion with the Court of Appeals, seeking a stay of the permanent injunction pending appeal and requesting a decision before the expiration of the temporary stay entered by the District Court. In November 2018, the Court of Appeals denied the Company’s motion for a stay pending appeal of the injunction issued by the District Court without addressing the merits of the Company’s appeal, and it confirmed the briefing schedule for the appeal. The briefing on our appeal to the Court of Appeals was completed in March 2019, and a hearing on our appeal occurred in July 2019. In August 2019, the Court of Appeals entered an order affirming the permanent injunction and the award of attorneys’ fees that were previously paid to Oracle. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code. Since the date the temporary stay was lifted on the permanent injunction, we have incurred and will continue to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing.

        Gross profit. Gross profit increased from $42.0 million for the three months ended March 31, 2019 compared to $47.8 million for the three months ended March 31, 2020, an increase $5.8 million or 14%. Gross margin for the three months ended March 31, 2019 was 63.8% compared to 61.3% for three months ended March 31, 2020. For the three months ended March 31, 2020, total cost of revenue increased by 27%, compared to an increase in revenue of 18% for the three months ended March 31, 2020. As a result, our gross profit margin decreased to 61.3% for the three months ended March 31, 2020 from 63.8% for the three months ended March 31, 2019. This decrease in gross margin reflects, in part, our investment in the launch of new products and services, including our new AMS product.

        Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses was flat from 36% for the three months ended March 31, 2019 to 36% for the three months ended March 31, 2020. In dollar terms, sales and marketing expenses increased from $24.0 million for the three months ended March 31, 2019 to $28.4 million for the three months ended March 31, 2020, an increase of $4.5 million or 19%. This increase was primarily due to (i) an increase in employee compensation and benefits of $2.1 million, (ii) an increase in travel expenses of $1.6 million (iii) an increase in shared service allocations for facilities, security and technology of $0.4 million, (iv) an increase in all other costs of $0.4 million, and (v) an increase in contract labor of $0.1 million. Our overall spending increased as we attempt to accelerate our future revenue growth by investing in more resources, which is now possible as we no longer have a sales and marketing spending ratio covenant in place due to the termination of former Credit Facility in July 2018.

        The $2.1 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended March 31, 2020, was primarily due to an increase in salaries, wages and benefit costs of $1.6 million due to an 10% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $0.4 million.

        General and administrative expenses. General and administrative expenses decreased from $13.0 million for the three months ended March 31, 2019 to $12.0 million for the three months ended March 31, 2020, a decrease of $1.0 million or 8%. This decrease was comprised of several items, which included an increase in administrative allocations of $1.0 million, a decrease in bad debt expense of $0.9 million, a reduction of sales and other related taxes of $0.4 million, a decline in travel expenses of $0.3 million and a reduction of recruitment costs of $0.2 million. These favorable variances were offset, in part, by increased costs in salaries, wages and benefit costs of $1.2 million for the three months ended March 31, 2020 as the average number of employees increased by 40 or 18% and higher bonus costs of $0.2 million. In addition, our computer software and license costs increased $0.4 million during the three months ended March 31, 2020 due in part to support a larger employee base.

        Looking forward on a quarter-over-quarter basis, we are monitoring the demand for our services in light of the COVID-19 related environment and will adjust our spend accordingly. However, we expect to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with our transition to being a public company and no longer being classified as an “emerging growth company.” Public company costs that are expected to increase in the future include additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, costs relating to initial compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act and incremental professional, legal, audit and insurance costs. As a result, not taking into account temporary reductions in certain expenses resulting from the COVID-19 pandemic, we expect our general and administrative expenses related to public company costs will continue to increase in future periods.

        Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended March 31, 2020 and 2019, consist of the following (in thousands):

	2020	2019	Change
Professional fees and other costs of litigation	$2,752	$2,041	$711
Litigation appeal refunds	—	(12,775)	12,775
Insurance costs and recoveries, net	921	4,639	(3,718)
Litigation costs and related recoveries, net	$3,673	$(6,095)	$9,768

        Professional fees and other costs associated with litigation increased from $2.0 million for the three months ended March 31, 2019 to $2.8 million for the three months ended March 31, 2020, an increase of $0.7 million. This increase was primarily due to increased costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

        In May 2018, we also appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million during the three months ended March 31, 2019. A portion of the award received by the Company will be shared on a pro rata basis with an insurance company that had paid for part of the judgment and a portion of Rimini’s defense costs. This reimbursement will reflect a deduction of the costs of the Company’s past and pending appeal and remand proceedings.

        Insurance costs and related recoveries, net decreased from costs of $4.6 million for the three months ended March 31, 2019 to $0.9 million for the three months ended March 31, 2020. We recognized costs of $4.6 million for the three months ended March 31, 2019, reflecting the estimate of the amounts owed to the insurance company at that time. The liability, noted above, was subject to change as additional costs related to any future Rimini I appeal and remand proceedings were incurred. For the three months ended March 31, 2020, we recognized costs of $0.9 million to revise our estimated amounts due to the insurance company (for portions of the Court of Appeals and U.S. Supreme Court awards) to $5.3 million as of March 31, 2020. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

        Interest expense. Interest expense decreased from $0.2 million for the three months ended March 31, 2019 to $13 thousand for the three months ended March 31, 2020, a decrease of $0.2 million or approximately 94%. Interest expense decreased to due to a reduction in accretion expense of $0.1 million related to the GP Sponsor note payable. The GP Sponsor note was paid off on June 28, 2019. Interest expense related to capital leases also decreased by approximately $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

        Other (expenses) income, net. Other expense, net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended March 31, 2020, net other expense of approximately $0.2 million was comprised primarily by foreign exchange losses of approximately $0.2 million. For the three months ended March 31, 2019, net other income of $43 thousand was also comprised of interest income related to the U.S. Supreme Court decision offset, in part, by foreign exchange losses of approximately $0.1 million.

        Income tax expense. We had an income tax expense of $0.7 million for the three months ended March 31, 2019 compared to $1.0 million for the three months ended March 31, 2020. For the three months ended March 31, 2020, our income taxes were attributable to both our foreign and U.S. operations of $0.6 million and $0.3 million, respectively. The income taxes in the U.S. related primarily to foreign withholding taxes. For the three months ended March 31, 2019, no income tax expense was recognized in the U.S. due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

Overview

        As of March 31, 2020, we had a working capital deficit of $89.0 million and an accumulated deficit of $312.1 million. For the three months ended March 31, 2020, we had a net income of $2.5 million. As of March 31, 2020, we had available cash, cash equivalents and restricted cash of $58.0 million.

        A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $195.8 million that is included in current liabilities as of March 31, 2020. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 39% of the related deferred revenue based on our gross profit percentage of 61% for the three months ended March 31, 2020.

        For the next year, assuming that the Company’s operations are not significantly impacted by the COVID-19 pandemic, we believe that cash, cash equivalents and restricted cash of $58.0 million as of March 31, 2020, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

        For the three months ended March 31, 2020, we generated cash flows from our operating activities of approximately $26.3 million, which was derived from our cash earnings of approximately $6.1 million and by favorable changes in operating assets and liabilities of approximately $20.3 million. We believe that our operating cash flows for the year ending December 31, 2020 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

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

        The June 2019 Private Placement, the March 2019 Private Placement and the Initial Private Placement improved our liquidity and capital resources whereby future cash payments are expected to be limited to annual cash dividends ranging from $15.8 million to $16.8 million over the next four years as compared to payments under our former Credit Facility.

        Please refer to Note 5 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further details about the Series A Preferred Stock including (i) mandatory redemption rights, (ii) the security agreement and promissory notes that may become payable pursuant to certain redemption provisions, (iii) rights to convert the

Series A Preferred Stock to shares of Common Stock, (iv) registration rights, and (v) voting rights and preferences in liquidation.

Cash Flows Summary

        Presented below is a summary of our operating, investing and financing cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	2020	2019
Net cash provided by (used in):
Operating activities	$26,336	$6,560
Investing activities	(524)	(381)
Financing activities	(3,683)	1,233

The effect of foreign currency translation for the three months ended March 31, 2020 was unfavorable for $2.6 million compared to a favorable change for three months ended March 31, 2019 of $81 thousand. The reason for the change was a result of the U.S. dollar strengthening against the foreign currencies for the international countries in which we operate.

Cash Flows Provided by Operating Activities

        A key component of our business model requires that clients typically prepay us annually for the services which we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities for the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	2020	2019
Net income	$2,545	$10,294
Non-cash expenses, net	3,522	1,892
Changes in operating assets and liabilities, net	20,269	(5,626)
Net cash provided by operating activities	$26,336	$6,560

        For the three months ended March 31, 2020, cash flows provided by operating activities amounted to approximately $26.3 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2020, included our net income of $2.5 million, as adjusted for non-cash and non-operating expenses totaling $3.5 million and favorable changes in operating assets and liabilities of $20.3 million, resulting in net cash provided by operating activities of $26.3 million.

For the three months ended March 31, 2020, the non-cash expenses, net consisted primarily of stock-based compensation expense of $1.5 million, amortization and accretion related to operating lease ROU assets of $1.5 million and depreciation and amortization expense of $0.4 million. For the three months ended March 31, 2020, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $35.4 million, accounts payable of $4.0 million and prepaid expenses and other assets of $1.1 million. These favorable cash sources were offset by unfavorable changes to deferred revenue of $10.8 million, accrued liabilities of $9.0 million and deferred contract costs of $0.4 million.

        For the three months ended March 31, 2019, cash flows provided by operating activities amounted to $6.6 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2019, included our net income of $10.3 million, as adjusted for non-cash and non-operating expenses totaling $1.9 million and unfavorable changes in operating assets and liabilities of $5.6 million, resulting in net cash provided by operating activities of $6.6 million.

For the three months ended March 31, 2019, non-cash expenses, net consisted primarily of stock-based compensation of $1.2 million, depreciation and amortization expense of $0.5 million, accretion related to our GP Sponsor note payable of $0.1 million and other items totaling $0.1 million. For the three months ended March 31, 2019, the changes in operating assets and liabilities, net consisted of primarily of unfavorable changes in prepaid expenses and other assets of $14.1 million, accounts payable of $9.9 million and deferred revenue of $0.1 million. These unfavorable changes were offset, in part, by favorable changes to accounts receivable of $17.0 million, accrued liabilities of $0.9 million and deferred contract costs of $0.6 million.

Cash Flows Used in Investing Activities

        Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

        For the three months ended March 31, 2020, capital expenditures of approximately $0.5 million consisted primarily of $0.3 million for leasehold improvements, furniture and fixtures, and new computer equipment related to our U.S. facilities, and $0.2 million for computer equipment at our foreign locations, primarily in India.

For the three months ended March 31, 2019, capital expenditures of $0.4 million consisted of $0.2 million for leasehold improvements and new computer equipment related to our U.S. facilities, and $0.2 million for computer equipment at our foreign locations.

Cash Flows from Financing Activities

        For the three months ended March 31, 2020, cash utilized in financing activities of $3.7 million which was attributable to dividend payments of $3.9 million, and capital lease payments of $0.1 million, which were offset, in part, by proceeds received of $0.3 million from stock option exercises.

For the three months ended March 31, 2019, cash provided by financing activities of $1.2 million was primarily attributable to receiving proceeds of $5.8 million from the March 2019 Private Placement, proceeds of $0.8 million from stock option exercises, which were offset, in part, by dividend payments of $3.6 million, payments of $1.3 million on our GP Sponsor loan and payments of $0.3 million related to transaction costs for the March 2019 SPA.

Foreign Subsidiaries

        Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of March 31, 2020, we had cash and cash equivalents of $14.8 million in our foreign subsidiaries.

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

        For the three months ended March 31, 2020, see Note 2 in Part I, Item 1 of this Report for changes to the critical accounting policies.

Recent Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. For the three months ended March 31, 2020, we adopted ASU No. 2016-02, Leases, which requires organizations that lease assets, to recognize on the balance sheet the right of use assets and liabilities for the rights and obligations, created by those leases with lease terms of more than 12 months. This standard had a material impact to our balance sheet.

        For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

        We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended March 31, 2020 and 2019, we generated approximately 39% and 35% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the three months ended March 31, 2020 and 2019, the effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

        In connection with the preparation of this Quarterly Report on Form 10-Q as of March 31, 2020, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

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

ITEM 1A. Risk Factors.

        Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in this Item 1.A. Any of these factors could result in a significant or material adverse effect on our business, financial condition, results of operations and cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. In addition, risk factors relating to economic uncertainties, downturns in the general economy or the industries in which our clients operate should be interpreted as heightened risks as a result of the COVID-19 pandemic.

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

After completion of jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and we were found liable for only one of a dozen claims: “innocent infringement,” a jury finding that we did not know and had no reason to know that our former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. We were ordered to pay a judgment of $124.4 million in 2016, which we promptly paid and then filed an appeal. With interest, attorneys’ fees and costs, the total judgment paid by us to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by our insurance carriers (for additional information on this topic, see Note 11 of our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019).

The total judgment paid by us and our insurance carriers reflects a reduction of approximately $12.8 million that we had previously paid to Oracle (plus interest of $0.2 million), representing an award of non-taxable expenses to Oracle that was eventually overturned by unanimous decision of the U.S. Supreme Court in March 2019. As mandated by the U.S. Supreme Court, $13.0 million (the principal amount plus post-judgment interest) was refunded to us by Oracle in April 2019.

Following post-trial motions, the District Court entered a permanent injunction prohibiting us from using certain processes, including processes adjudicated as infringing at trial, that we ceased using no later than July 2014, which we subsequently appealed to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”), arguing on appeal that the injunction is vague and contains overly-broad language that could be read to cover some of our current business practices that were not adjudicated to be infringing at trial and that the injunction should not have been issued under applicable law. After multiple rounds of remand and appeal, in August 2019, the Court of Appeals entered an Order affirming the permanent injunction. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code. A copy of the injunction is publicly available in the case docket.

As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (as defined below) and that have not been found to be infringing. In February 2019, Oracle filed a motion to reopen discovery in Rimini I in a purported effort to investigate whether we are complying with the injunction.

The deadline for expert discovery in such effort is scheduled to close on June 5, 2020, and the deadline for Oracle to file any motion for order to show cause related to alleged contempt is June 24, 2020. These deadlines are subject to change by court order, and actual deadlines could be extended.

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

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp. (United States District Court for the District of Nevada), against Oracle seeking a declaratory judgment that our revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). Oracle filed counterclaims alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I, but limited to clients not addressed in Rimini I, and (ii) new allegations that our revised support processes also infringe Oracle copyrights. Oracle’s counterclaims also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, unjust enrichment/restitution and violation of the Digital Millennium Copyright Act. Oracle also sought an accounting. In December 2016, we filed an amended complaint against Oracle, adding claims for intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. Oracle then amended its counterclaims to include requesting declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. By stipulation of the parties, the District Court granted our motion to file our third amended complaint to add claims arising from Oracle’s purported revocation of our access to its support websites on behalf of our clients, which was filed and served in May 2017. In September 2017, the District Court issued an order granting in part and denying in part our motion to dismiss Oracle’s third amended counterclaims. The District Court granted our motion to dismiss Oracle’s intentional interference with prospective economic advantage and unjust enrichment counterclaims.

In November 2017, the District Court issued an order granting in part and denying in part Oracle’s motion to dismiss our third amended complaint. The District Court granted Oracle’s motion to dismiss as to our third cause of action for a declaratory judgment that Oracle has engaged in copyright misuse, fifth cause of action for intentional interference with prospective economic advantage; sixth cause of action for a violation of Nevada’s Deceptive Trade Practices Act under the “bait and switch” provision of NRS § 598.0917; and seventh cause of action for violation of the Lanham Act. The District Court denied Oracle’s motion as to our causes of action for intentional interference with contractual relations, violation of Nevada Deceptive Trade Practices Act, under the “false and misleading” provision of NRS §598.0915(8) and unfair competition.

Fact discovery with respect to the above action substantially ended in March 2018, and expert discovery ended in September 2018. In October 2018, we and Oracle each filed motions for summary judgment. Briefing on the parties’ motions for summary judgment was completed in December 2018, and we await the District Court’s ruling on those motions. There is currently no trial date scheduled, and while we do not expect a trial to occur in this matter earlier than 2022, the trial could occur earlier or later than that. At this time, we do not have sufficient information regarding possible recovery by us in connection with our claims against Oracle or possible damages exposure for the counterclaims asserted by Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter.

While we believe an award for damages based on Oracle’s counter claims in Rimini II is not probable, we could be required to pay substantial damages for our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. Further, these outcomes may also trigger the mandatory redemption of all of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligations under our Convertible Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock, as provided in the Certificate of Designations for the Series A Preferred Stock and the Form of Convertible Note previously filed with the SEC. If we are obligated to pay substantial damages to Oracle or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay dividends due in respect of our Series A Preferred Stock or the indebtedness under the Convertible Notes. If we default in our payment obligations under the Convertible Notes and the indebtedness under the Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full, and we could be forced into bankruptcy or liquidation.

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

See the section titled “Legal Proceedings” in Part I, Item 1 and Note 8 of our consolidated financial statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the year ended December 31, 2019, approximately 63% of our total revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 14% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt action result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our ongoing litigation with Oracle presents challenges for growing our business.

We have experienced challenges growing our business as a result of our ongoing litigation with Oracle. Many of our existing and prospective clients have expressed concerns regarding our ongoing litigation and, in some cases, have been subjected to various negative communications by Oracle in connection with the litigation. We have experienced in the past, and may continue to experience in the future, volatility and slowness in acquiring new clients, as well as clients not renewing their agreements with us, due to these challenges relating to our ongoing litigation with Oracle. Further, certain of our prospective and existing clients may be subject to additional negative communications from software vendors. We have taken steps to minimize disruptions to our existing and prospective clients regarding the litigation, but we continue to face challenges growing our business while the litigation remains ongoing. In certain cases, we have agreed to pay certain liquidated damages to our clients if we are no longer able to provide services to these clients, and/or reimburse our clients and our former lenders for their reasonable legal fees incurred in connection with any litigation-related subpoenas and depositions or to provide certain client indemnification or termination rights if any outcome of litigation results in our inability to continue providing any of the paid-for services. In addition, we believe the length of our sales cycle is longer than it otherwise would be due to prospective client diligence on possible effects of the Oracle litigation on our business. We cannot assure you that we will continue to overcome the challenges we face as a result of the litigation and continue to renew existing clients or secure new clients.

Additionally, the existence of this ongoing litigation could negatively impact the value of our equity securities, could negatively impact our ability to raise additional equity or debt financing by creating challenges to providing satisfactory due diligence to potential investors or lenders to enable the evaluation of risk as well as could necessitate economic terms of any equity or debt financing that are more favorable to investors or lenders than otherwise in the absence of such conditions, in connection with any financing completed by us, if at all.

We are self-insured for any costs related to any current or future intellectual property litigation. While we currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to litigation with Oracle, we cannot assure our liquidity will be sufficient.

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

We received a federal grand jury inquiry in March 2018 directing delivery of certain documents relating to our operations. If such inquiry leads to legal proceedings against us or any of our employees or members of our Board of Directors, we would incur legal costs and may potentially suffer an adverse outcome negatively affecting our business and financial results.

In March 2018, we received a federal grand jury subpoena, issued from the United States District Court for the Northern District of California, requesting that we produce certain documents relating to specified support and related operational practices. We fully cooperated with this inquiry and the related document requests by April 15, 2019 and have received no further requests since that date. However, we cannot predict its ultimate resolution. Any legal proceedings instituted involving us, if any, from such inquiry, regardless of merit or outcome, could have a negative impact on our future revenue, revenue growth, client acquisition and retention and ability to obtain new or alternative financing, would require us to incur additional legal costs, and if adversely determined, may ultimately result in the imposition of fines or other penalties. Any such resulting material costs and expenses or other penalties could have a material adverse effect on our financial condition and results of operations.

Other Risks Related to Our Business, Operations and Industry

The duration of and economic, operational and financial impacts on our business of the COVID-19 pandemic, as well as the actions taken by governmental authorities, clients or others in response to the COVID-19 pandemic.

In response to the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken precautionary measures to protect the health and well-being of our employees, clients, and the communities in which we operate. We have established work-at-home arrangements for most of our employees, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We expect that many of our clients are doing the same. These precautionary measures could impact our clients’ and potential clients’ ability or willingness to participate in our sales, marketing and client success efforts, which could adversely affect our business, financial condition and results of operations. Further, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may delay prospective clients’ decisions regarding engaging our services, impair the ability of our current clients to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed.

We are unable to accurately predict the ultimate impact of the current COVID-19 pandemic due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the virus. We closely monitor the impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update for additional information.

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

While we had net income of $2.5 million for the three months ended March 31, 2020, we had an accumulated deficit of $312.1 million as of March 31, 2020. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our revenue grew from $65.9 million for the three months ended March 31, 2019 to $78.0 million for the three months ended March 31, 2020, representing a period over period increase of 18%. Our revenue grew from $58.5 million for the three months ended March 31, 2018 to $65.9 million for the three months ended March 31, 2019, representing a period over period increase of 13%. Prior to the first quarter of 2020, we had been experiencing a decline in period over period revenue growth. The period over period decline in our revenue growth rates was due in part to covenants of our former Credit Facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and the first half of 2018. In addition, beginning in the second quarter of 2017 and continuing through 2018, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

Our former Credit Facility, which was repaid and terminated in July 2018, included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and 2018. An October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first half of 2018. Due to the termination of the Credit Facility on July 19, 2018, we are no longer subject to restrictions related to our sales and marketing spending. However, even though we have increased our sales and marketing spending since the termination of the Credit Facility, it can take several quarters before these efforts translate to improved revenue growth rates. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain actions by our competitors. Despite these constraints, our period over period growth in revenue has increased over time from approximately 13% for the three months ended March 31, 2019 to 18% for the three months ended March 31, 2020. Due to our subscription revenue model, the impact of these matters that resulted in revenue growth of 18% for the three months ended March 31, 2020 versus the three months ended March 31, 2019 is expected to result in revenue growth rates ranging from 10% to 14% for 2020 as compared to 2019.

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
•budgeting cycles of our clients;
•the occurrence of catastrophic events that may disrupt our business;
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
•changes in the levels of our capital expenditures; foreign currency exchange rate fluctuations; and
•general economic and political conditions in our global markets, including pandemic and other catastrophic conditions outside our control.

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

Our future liquidity and results of operations may be adversely affected by the timing of new orders, the level of client renewals and cash receipts from clients.

Due to the collection of cash from our clients before services are provided, our revenue is recognized over future periods when there are no corresponding cash receipts from such clients. Accordingly, our future liquidity is highly dependent upon the ability to continue to attract new clients and to enter into renewal arrangements with existing clients. If we experience a decline in orders from new clients or renewals from existing clients, our revenue may continue to increase while our liquidity and cash levels decline. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of declines in orders from new clients or renewals from existing clients may not be fully reflected in our results of operations and cash flows until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, as it may not be an indicator of the future sufficiency of our cash and cash equivalents to meet our liquidity requirements. You should not rely on our past results as an indication of our future performance or liquidity.

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

We currently offer our clients support services for a fee that is equal to a percentage of the annual fees charged by the enterprise software vendor, so changes in such vendors’ fee structures would impact the fees we would receive from our clients. If the enterprise software vendors offer deep discounts on certain services or lower prices generally, we may need to change our pricing models or suffer adverse effect on our results of operations. In addition, we have recently begun to offer new products and services and do not have substantial experience with pricing such products and services, so we may need to change our pricing models for these new products and services over time to ensure that we remain competitive and realize a return on our investment in developing these new products and services. If we do not adapt our pricing models as necessary or appropriate, our revenue could decrease and adversely affect our results of operations.

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,110 as of March 31, 2019 to over 1,300 as of March 31, 2020. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $23.2 million for the three months ended March 31, 2019 to $30.6 million for the three months ended March 31, 2020, an increase of $7.4 million or 32%. We currently have subsidiaries outside of the United States in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

In the future, we may expand to other locations outside of the United States. Our current global operations and future initiatives will involve a variety of risks, including:

•changes in a specific country’s or region’s political or economic conditions;
•the occurrence of catastrophic events that may disrupt our business;
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
•increased logistics, travel, real estate, infrastructure and legal compliance costs associated with global operations;
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

If our data security measures are compromised or unauthorized access to or misuse of client data occurs, our services may be perceived as not being secure, clients may curtail or cease their use of our services, our reputation may be harmed, and we may incur significant liabilities. Further, we are subject to governmental and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, vendor or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our clients may be harmed, and we could incur significant liabilities. In particular, cyberattacks, such as phishing, continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our clients’ systems that we support, and we may not be able to make such repairs in a timely manner or at all. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our systems or security measures or gain unauthorized access to our clients’ proprietary information and protected data.

Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. In addition, some of our clients contractually require notification of any data security compromise. In the event of a data security compromise, we may have difficulty timely complying with notification requirements that are unreasonably short or burdensome. Security compromises experienced by our clients, by our competitors or by us may lead to public disclosures, which may lead to widespread negative publicity. Any data security compromise in our industry, whether actual or perceived, could harm our reputation, erode client confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew their agreements with us, or subject us to third party lawsuits, government investigations, regulatory fines or other action or liability, all or any of which could materially and adversely affect our business, financial condition and results of operations.

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

As a global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation, and may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation (GDPR), which came into effect in the European Union (EU) on May 25, 2018, creates a broad range of new compliance requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We are also subject to certain requirements of the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020 and which adds to the range of privacy-related compliance requirements. We generally comply with industry standards and strive to comply with all applicable laws and other legal obligations relating to privacy and data protection, but it is possible that these laws and legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices or may be mandated at a pace that exceeds our ability to comply. Compliance with such laws and other legal obligations may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, potential fines and other expenses related to such governmental actions, result in an order requiring that we change our data practices or business practices, and could cause our clients to lose trust in us, any of which could have an adverse effect on our business.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that economic challenges and possible recession will be exacerbated for an extended period, in the wake of COVID-19. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, recent events, including the United Kingdom’s exit from the European Union (“Brexit”), change in U.S. trade policies and responsive changes in policy by foreign jurisdictions, governmental and multinational organizations' responses to the COVID-19 pandemic and similar geopolitical developments and uncertainty in the European Union and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

Although we have been successful in the past, there can be no assurance that we will receive any additional patent protection for our proprietary software tools and processes. Even if we were to receive patent protection, those patent rights could be invalidated at a later date. Furthermore, any such patent rights may not adequately protect our processes, our software tools or prevent others from designing around our patent claims.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. In addition, the FASB issued ASU No. 2016-02, Leases, in February 2016, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. For the impact on our financial position or results of operations upon adoption of recently issued accounting standards that are not yet effective and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our consolidated financial statements included in Part I, Item 1 of this Report.

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

While a specified minimum number of shares of Series A Preferred Stock or, if applicable, principal amount of Convertible Notes remain outstanding, holders owning a majority of the then outstanding shares of Series A Preferred Stock or principal outstanding under the Convertible Notes must consent to the issuance of debt other than “permitted indebtedness” which means (i) unsecured indebtedness, (ii) indebtedness classified and accounted for as capital leases in an aggregate amount not to exceed $3.5 million at any time outstanding, (iii) indebtedness with respect to credit cards and similar services or in respect of guarantees to clients or suppliers in the ordinary course of business, (iv) secured indebtedness assumed when a person becomes our subsidiary, provided that such secured indebtedness was not incurred in contemplation of such acquisition, merger or consolidation, such liens do not attach to our assets other than the assets subject to such lien at the time of the transaction, and in any event does not exceed $3.0 million at any time outstanding, and (v) indebtedness secured by a lien not to exceed $1.0 million at any time outstanding, which (i) through (v) in the aggregate may not exceed the greater of (x) $20.0 million or (y) 5% of U.S. GAAP revenue (calculated on a quarterly basis as set forth in our annual report on Form 10-K or our quarterly reports on Form 10-Q, as applicable), for the 12 month period ending at the quarter-end immediately prior to the incurrence of such indebtedness.

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

Based on the number of shares of Common Stock and convertible Series A Preferred Stock outstanding as of March 31, 2020, eleven of our stockholders have aggregate voting power of 76.0% of our outstanding capital stock. As of March 31, 2020, on an as-converted basis, (i) approximately 30.7% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 15.6% of our outstanding voting capital stock is beneficially owned by Seth Ravin, our Chief Executive Officer, (iii) approximately 9.4% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., and (iv) the remaining holders of our Series A Preferred Stock have aggregate voting power representing approximately 20.3% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as in-kind dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 57.1% as of March 31, 2020.

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

Each share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 15.6 million shares of Common Stock as of March 31, 2020 for the Series A Preferred Stock and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a payment-in-kind dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A Preferred Stock into Common Stock after July 19, 2021 if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Mine Safety Disclosures.

        Not applicable.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits.

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2†	Certification of the Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1†	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2†	Certification of the Chief Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 104
____________________
† Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: May 7, 2020	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	/s/ Stanley Mbugua
Name: Stanley Mbugua
Title: Global Vice President and Chief Accounting Officer
(Principal Accounting Officer/Principal Financial Officer)