Form 10-Q
period 2020-06-30
Rimini Street, Inc.
filed 2020-08-05
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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
Yes ☐ No ☑
The registrant had approximately 69,223,000 shares of its $0.0001 par value common stock outstanding as of August 3, 2020.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$72,672	$37,952
Restricted cash	333	436
Accounts receivable, net of allowance of $1,191 and $1,608, respectively	63,475	111,574
Deferred contract costs, current	12,061	11,754
Prepaid expenses and other	12,517	15,205
Total current assets	161,058	176,921
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $10,562 and $9,847, respectively	3,339	3,667
Operating lease right-of-use assets	17,403	—
Deferred contract costs, noncurrent	17,323	16,295
Deposits and other	1,521	3,089
Deferred income taxes, net	1,197	1,248
Total assets	$201,841	$201,220
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,646	$2,303
Accrued compensation, benefits and commissions	28,913	27,918
Other accrued liabilities	19,207	23,347
Operating lease liabilities, current	4,165	—
Deferred revenue, current	195,603	205,771
Total current liabilities	252,534	259,339
Long-term liabilities:
Deferred revenue, noncurrent	22,903	29,727
Operating lease liabilities, noncurrent	14,125	—
Accrued PIK dividends payable	1,175	1,156
Other long-term liabilities	865	2,275
Total liabilities	291,602	292,497
Commitments and contingencies (Note 8)
Redeemable Series A Preferred Stock:
Authorized 180 shares; issued and outstanding 158 shares and 155 shares as of June 30, 2020 and December 31, 2019, respectively. Liquidation preference of $157,554, net of discount of $20,801 and $155,231, net of discount of $23,915, as of June 30, 2020 and December 31, 2019, respectively.	136,753	131,316
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 68,530 and 67,503 shares as of June 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	83,959	93,484
Accumulated other comprehensive loss	(1,840)	(1,429)
Accumulated deficit	(308,640)	(314,655)
Total stockholders' deficit	(226,514)	(222,593)
Total liabilities, redeemable preferred stock and stockholders' deficit	$201,841	$201,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$78,402	$69,869	$156,434	$135,742
Cost of revenue	30,437	25,034	60,636	48,871
Gross profit	47,965	44,835	95,798	86,871
Operating expenses:
Sales and marketing	26,836	26,899	55,248	50,854
General and administrative	13,133	10,630	25,134	23,618
Litigation costs and related recoveries:
Professional fees and other costs of litigation	2,722	444	5,474	2,485
Litigation appeal refunds	—	—	—	(12,775)
Insurance costs and recoveries, net	141	(300)	1,062	4,339
Litigation costs and related recoveries, net	2,863	144	6,536	(5,951)
Total operating expenses	42,832	37,673	86,918	68,521
Operating income	5,133	7,162	8,880	18,350
Non-operating income and (expenses):
Interest expense	(12)	(116)	(25)	(348)
Other expenses, net	(567)	(343)	(785)	(300)
Income before income taxes	4,554	6,703	8,070	17,702
Income tax expense	(1,084)	(621)	(2,055)	(1,326)
Net income	3,470	6,082	6,015	16,376
Other comprehensive income:
Foreign currency translation gain (loss)	402	(70)	(411)	(69)
Comprehensive income	$3,872	$6,012	$5,604	$16,307

Net income (loss) attributable to common stockholders	$(3,217)	$(238)	$(7,302)	$3,285

Net income (loss) per share attributable to common stockholders:
Basic	$(0.05)	$—	$(0.11)	$0.05
Diluted	$(0.05)	$—	$(0.11)	$0.05
Weighted average number of shares of Common Stock outstanding:
Basic	68,290	65,535	68,076	65,080
Diluted	68,290	65,535	68,076	69,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock, Shares
Beginning of period	68,032	65,242	67,503	64,193
Exercise of stock options for cash	260	1,018	564	1,685
Restricted stock units vested	238	19	463	157
Issuance of Common Stock in Private Placement, net	—	73	—	207
Issuance of Common Stock	—	35	—	145
End of period	68,530	66,387	68,530	66,387

Total Stockholders' Deficit, beginning of period	$(225,677)	$(217,994)	$(222,593)	$(225,398)
Common Stock, Amount
Beginning of period	7	7	7	6
Exercise of stock options for cash	—	—	—	1
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in Private Placement, net	—	—	—	—
Issuance of Common Stock	—	—	—	—
End of period	7	7	7	7
Additional Paid-in Capital
Beginning of period	88,668	105,455	93,484	108,347
Stock based compensation expense	1,726	1,052	3,236	2,208
Exercise of stock options for cash	252	1,186	556	1,968
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in Private Placement, net	—	332	—	934
Issuance of Common Stock	—	182	—	780
Accretion of discount on Series A Preferred Stock	(1,567)	(1,449)	(3,114)	(2,808)
Accrued dividends on Series A Preferred Stock:
Payable in cash	(3,939)	(3,747)	(7,849)	(7,340)
Payable in kind	(1,181)	(1,124)	(2,354)	(2,202)
End of period	83,959	101,887	83,959	101,887
Accumulated Other Comprehensive Loss
Beginning of period	(2,242)	(1,566)	(1,429)	(1,567)
Foreign currency translations gain (loss)	402	(70)	(411)	(69)
End of period	(1,840)	(1,636)	(1,840)	(1,636)
Accumulated Deficit
Beginning of period	(312,110)	(321,890)	(314,655)	(332,184)
Net income	3,470	6,082	6,015	16,376
End of period	(308,640)	(315,808)	(308,640)	(315,808)
Total Stockholders' Deficit, end of period	$(226,514)	$(215,550)	$(226,514)	$(215,550)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,015	$16,376
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	—	185
Stock-based compensation expense	3,236	2,208
Depreciation and amortization	886	966
Deferred income taxes	33	(74)
Amortization and accretion related to ROU assets	3,047	—
Other	8	141
Changes in operating assets and liabilities:
Accounts receivable	46,457	9,225
Prepaid expenses, deposits and other	3,777	(4,032)
Deferred contract costs	(1,335)	1,134
Accounts payable	2,361	(9,364)
Accrued compensation, benefits, commissions and other liabilities	(5,583)	150
Deferred revenue	(14,658)	8,070
Net cash provided by operating activities	44,244	24,985
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(725)	(641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series A Preferred Stock and Common Stock	—	9,110
Principal payments on borrowings	—	(2,555)
Payments for deferred offering and financing costs	—	(452)
Payments of cash dividends on Series A Preferred Stock	(7,805)	(7,127)
Principal payments on capital leases	(100)	(281)
Proceeds from exercise of employee stock options	557	1,969
Net cash provided by (used in) financing activities	(7,348)	664
Effect of foreign currency translation changes	(1,554)	69
Net change in cash, cash equivalents and restricted cash	34,617	25,077
Cash, cash equivalents and restricted cash at beginning of period	38,388	25,206
Cash, cash equivalents and restricted cash at end of period	$73,005	$50,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$24	$183
Cash paid for income taxes	1,464	1,056
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares issued in Private Placements:
Fair value of 207 shares of Common Stock issued in 2019 for no consideration regarding their respective Private Placements	$—	$1,098
Original issuance discount on Series A Preferred Stock	—	500
Transaction costs	—	390
Issuance of 120 shares of Common Stock for consent regarding Private Placements	—	638
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$3,939	$3,747
Accrued PIK dividends	1,182	1,124
Accretion of discount on Series A Preferred Stock	3,114	2,808
Issuance of Series A Preferred Stock for PIK dividends	2,323	2,121

Purchase of equipment under capital lease obligations	$—	$213
Increase in payables for capital expenditures	25	281

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

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2019 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2020, and operating results for both the three and six months ended June 30, 2020 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2020.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of June 30, 2020, the Company’s current liabilities exceeded its current assets by $91.5 million, and the Company earned net income of $3.5 million for the three months ended June 30, 2020. As of June 30, 2020, the Company had available cash, cash equivalents and restricted cash of $73.0 million. As of June 30, 2020, the Company's current liabilities included $195.6 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 39% of the related deferred revenue for the three months ended June 30, 2020.

As discussed in Note 5, the Company completed a third private placement on June 20, 2019, which provided additional net proceeds of $3.0 million from the sale of 3,500 shares of 13.00% Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and 72,414 shares of Common Stock. On March 7, 2019, the Company completed a second private placement, which provided additional net cash proceeds of $5.0 million from the sale of 6,500 shares of the Series A Preferred Stock and 134,483 shares of Common Stock. In 2018, the Company had previously refinanced and repaid its former Credit Facility on July 19, 2018 through aggregate cash payments of $132.8 million that resulted in the termination of the Credit Facility. These cash payments were funded from the Initial Private Placement (together with cash-on-hand) discussed in Note 5 that resulted in cash proceeds of $133.0 million from the sale of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock.

These refinancing arrangements improved the Company’s liquidity and capital resources whereby cash dividends are payable at 10.0% per annum that will result in quarterly cash dividends ranging from $3.9 million to $4.3 million over the remaining initial 5-year period beginning on July 19, 2018, assuming all shares of Series A Preferred Stock remain outstanding, and thereafter, if not previously redeemed or converted, cash dividends will be payable at 13.0% per annum.

Additionally, the Company is obligated to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $6.3 million. In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. Assuming that, after the issuance date of these financial statements, the Company’s ability to operate continues not to be significantly adversely impacted by the COVID-19 pandemic, the Company

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, accounts receivable, valuation assumptions for stock options and leases, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and actual results, the Company’s future consolidated results of operation may be affected.

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the fiscal year 2020:

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires application of an impairment model known as the current expected credit loss (“CECL”) model to certain financial instruments held at amortized cost, including trade receivables. Using the CECL model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions, and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable loss has been incurred. The new guidance was effective for the Company in January 2020. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which provides new guidance on disclosures related to fair value measurements. The guidance is intended to improve the effectiveness of the notes to financial statements by facilitating clearer communication, and it includes multiple new, eliminated and modified disclosure requirements. The guidance was effective for the Company in January 2020. The adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The guidance aligns the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalization costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The new guidance was effective for the Company in January 2020. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Standards:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions to the general income tax accounting principles, and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance is effective for the Company as of January 1, 2021. We are assessing the impact of the adoption of this guidance on the Company's Consolidated Financial Statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2020, the FASB issued ASU 2020-1, Investments - Equity Securities (Topic 321), Investments - Equity and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The guidance clarifies interactions between current accounting standards on equity securities, equity method and joint ventures, and derivatives and hedging. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The new guidance is effective for us as of January 1, 2021. We do not expect the adoption of this guidance to have a material impact on the Company's Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs for the three and six months ended June 30, 2020 and 2019 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deferred contract costs, current and noncurrent, as of the beginning of period	$28,472	$26,501	$28,049	$27,080
Capitalized commissions during the period	4,289	2,517	8,042	4,935
Amortized deferred contract costs during the period	(3,377)	(3,071)	(6,707)	(6,068)
Deferred contract costs, current and noncurrent, as of the end of period	$29,384	$25,947	$29,384	$25,947

Deferred revenue activity for the three and six months ended June 30, 2020 and 2019 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deferred revenue, current and noncurrent, as of the beginning of period	$222,654	$196,571	$235,498	$196,706
Billings, net	74,254	78,143	139,442	143,881
Revenue recognized	(78,402)	(69,869)	(156,434)	(135,742)
Deferred revenue, current and noncurrent, as of the end of period	$218,506	$204,845	$218,506	$204,845

The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. As of June 30, 2020, the remaining transaction price included in deferred revenue was $195.6 million in current and $22.9 million in noncurrent.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

As of June 30, 2020 and December 31, 2019, other accrued liabilities consist of the following (in thousands):

	2020	2019
Accrued sales and other taxes	$2,017	$5,752
Accrued professional fees	3,528	4,367
Accrued dividends on Redeemable Series A Preferred Stock	3,946	3,889
Current maturities of capital lease obligations	200	222
Income taxes payable	946	1,091
Appeal proceeds payable to insurance company	5,450	4,388
Other accrued expenses	3,120	3,638
Total other accrued liabilities	$19,207	$23,347

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Accretion expense for GP Sponsor note payable	$—	$57	$—	$185
Interest on other borrowings	12	59	25	163
Total interest expense	$12	$116	$25	$348

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

Pursuant to the 2018 SPA, the Purchasers acquired an aggregate of 140,000 shares of Series A Preferred Stock, 2.9 million shares of Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date, for an aggregate purchase price equal to $133.0 million in cash (after taking into account a discount of $7.0 million, but before the incremental and direct transaction costs associated with the Private Placement of $4.6 million). The allocation of the net proceeds as of the Closing Date, along with changes in the net carrying value of the Series A Preferred Stock through June 30, 2020 are set forth below (dollars in thousands):

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The changes in the net carrying value of Series A Preferred Stock from December 31, 2019 to June 30, 2020 are set forth below (dollars in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Series A Preferred Stock
	Shares	Amount
Net carrying value as of December 31, 2019	155,231	$131,316
Issuance of shares to settle PIK Dividends on January 2, 2020	1,170	1,170
Accretion of discount for the three months ended March 31, 2020	—	1,547
Issuance of shares to settle PIK Dividends on April 1, 2020	1,153	1,153
Accretion of discount for the three months ended June 30, 2020	—	1,567
Net carrying value as of June 30, 2020	157,554	$136,753

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

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to, from the respective issuance date, a cash dividend of 10.0% per annum (the “Cash Dividends”) and a payment-in-kind dividend of 3.0% per annum (the “PIK Dividends” and, together with the Cash Dividends, the “Dividends”) for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of June 30, 2020 and December 31, 2019 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

As required under the CoD, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the second quarter of 2020 were settled on July 1, 2020 to holders of record on June 16, 2020. Accordingly, the Company accrued a current liability for accrued Cash Dividends through June 30, 2020 for $3.9 million. A long-term liability was recorded for $1.2 million of PIK Dividends that accrued through June 30, 2020, and that were settled through the issuance of 1,175 shares of Series A Preferred Stock on July 1, 2020. Presented below is a summary of total and per share dividends declared through June 30, 2020 (dollars in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Dividends Payable in:		Total	Dividends
	Cash	PIK	Dividends	Per Share
Dividends payable as of December 31, 2019	$3,889	$1,156	$5,045	$32.50
Cash Dividends @ 10% per annum	3,910	—	3,910	25.00
PIK Dividends @ 3% per annum	—	1,167	1,167	7.46
Fractional PIK shares settled for cash	6	—	6	0.04
Less dividends settled January 2, 2020	(3,931)	(1,170)	(5,101)	(32.61)
Dividends payable as of March 31, 2020	3,874	1,153	5,027	32.14
Cash Dividends @ 10% per annum	3,939	—	3,939	25.00
PIK Dividends @ 3% per annum	—	1,175	1,175	7.46
Fractional PIK shares settled for cash	7	—	7	0.04
Less dividends settled April 1 , 2020	(3,874)	(1,153)	(5,027)	(31.91)
Dividends payable as of June 30, 2020	$3,946	$1,175	$5,121	$32.50

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 15.8 million shares of Common Stock based on 157,554 shares of Series A Preferred Stock outstanding as of June 30, 2020. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock equal to the amount that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

Registration Rights Agreement

The original Registration Rights Agreement required the Company to register the resale of the shares of Common Stock and Series A Preferred Stock issued pursuant to the 2018 SPA. The Company satisfied such registration requirements in November 2018. The Registration Rights Agreements, entered into in connection with both the March 2019 and June 2019 Private Placements, required the Company to register the resale of the shares of Common Stock and Series A Preferred Stock pursuant to the March 2019 SPA and the June 2019 SPA within 120 days of the respective March 7, 2019 and June 20, 2019 closing dates. The Company satisfied all such registration requirements in July 2019. Each such Registration Rights Agreement also includes customary “piggyback” registration rights, suspension rights, indemnification, contribution, and assignment provisions.

NOTE 6—RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

The Company’s stock option plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 25, 2020, the Board of Directors authorized an increase of approximately 2.7 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 9 to the Company’s consolidated financial statements for the year ended December 31, 2019, included in the 2019 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the six months ended June 30, 2020.

Restricted Stock Units

For the six months ended June 30, 2020, the Board of Directors granted restricted stock units (“RSUs”) under the 2013 Plan for an aggregate of approximately 0.9 million shares of Common Stock to employees and to non-employee directors of the Company. Other than the RSU grants to continuing directors, which vest on January 2, 2021, and the grant to our new director which vest in part on the first and second anniversary of grant, these RSUs vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $4.49 per share, the aggregate fair value for the shares underlying the RSUs amounted to $3.9 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense related to RSUs of approximately $1.3 million and $0.5 million was recognized for the three months ended June 30, 2020 and 2019, respectively. Compensation expense related to RSUs of $2.5 million and $1.0 million was recognized for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the unrecognized expense of $10.4 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 2.1 years.

Stock Options

For the six months ended June 30, 2020, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.4 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the six months ended June 30, 2020 (shares in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2019	8,677	$4.55	4.9
Granted	388	4.48
Forfeited	(121)	6.40
Expired	(119)	6.11
Exercised	(564)	0.99
Outstanding, June 30, 2020 (3)(4)	8,261	4.74	5.0
Vested, June 30, 2020 (3)	6,889	4.53	4.3

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of June 30, 2020, the aggregate intrinsic value of all stock options outstanding was $10.0 million. As of June 30, 2020, the aggregate intrinsic value of vested stock options was $9.6 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.1 million shares as of June 30, 2020.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the six months ended June 30, 2020 (in thousands):

Available, December 31, 2019	2,885
Stock options granted	(388)
Restricted stock units granted	(878)
Expired options under Stock Plans	119
Forfeited options and restricted stock units under Stock Plans	246
Newly authorized by Board of Directors	2,700
Available, June 30, 2020	4,684

The aggregate fair value of approximately 0.4 million stock options granted for the six months ended June 30, 2020 amounted to $0.7 million, or $1.70 per share as of the grant date. Fair value was computed using the Black-Scholes-Merton (“BSM”) method and will result in the recognition of compensation cost over the vesting period of the stock options. For the six months ended June 30, 2020, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	39%
Dividend yield	0%
Risk-free interest rate	0.61%
Fair value per common share on date of grant	$4.48

As of June 30, 2020 and December 31, 2019, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $1.9 million and $2.2 million, respectively. As of June 30, 2020, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.8 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$279	$169	$563	$378
Sales and marketing	637	307	1,260	648
General and administrative	810	576	1,413	1,182
Total	$1,726	$1,052	$3,236	$2,208

Warrants

As of June 30, 2020, warrants are outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 9 to the Company’s consolidated financial statements for the year ended December 31, 2019, included in the 2019 Form 10-K.

NOTE 7 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant US tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020 (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). The Company has elected to defer payroll tax payments which totaled $1.3 million as of June 30, 2020, but it has not yet completed its evaluation of the remaining provisions.

For the three months ended June 30, 2020 and 2019, our effective rate was 23.8% and 9.3% respectively. For the six months ended June 30 2020 and 2019, our effective tax rate was 25.5% and 7.5%, respectively. Our income tax expense was primarily attributable to earnings in foreign jurisdictions subject to income taxes. For the three months and six months ended June 30, 2020 and 2019, no income tax expense was recorded in the United States as a result of historical net operating losses being incurred. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three or six months ended June 30, 2020 and 2019.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Series A Preferred Stock Dividends

In connection with the issuance of Series A Preferred Stock on June 20, 2019, March 7, 2019 and July 19, 2018 as discussed in Note 5, the Company is obligated to pay Cash Dividends and issue additional shares of Series A Preferred Stock in settlement of PIK Dividends. From January 1, 2020 through July 19, 2023, the date until which the Series A Preferred Stock is expected to remain outstanding, estimated Cash Dividends and PIK Dividends required to be declared are as follows (in thousands):

Year Ending December 31:	Cash	PIK	Total
2020	$15,819	$4,746	$20,565
2021	16,299	4,890	21,189
2022	16,794	5,038	21,832
2023	9,455	2,837	12,292
Total	$58,367	$17,511	$75,878

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company's contributions to these plans totaled $0.7 million and $0.6 million for the three months ended June 30, 2020 and

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2019, respectively. The Company's matching contribution to the plan totaled $1.3 million for both the six months ended June 30, 2020 and 2019, respectively.

Rimini I Litigation

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (the “District Court”) (“Rimini I”), against the Company and its Chief Executive Officer, Seth Ravin, alleging that certain of the Company’s processes violated Oracle’s license agreements with its customers and that the Company committed acts of copyright infringement and violated other federal and state laws. The litigation involved the Company’s business processes and the manner in which the Company provided services to its clients.

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

Proceeds from U.S. Supreme Court Decision

The total judgment paid by the Company and its insurance carriers reflects a reduction of approximately $12.8 million that the Company had previously paid to Oracle (plus interest of $0.2 million), representing an award of non-taxable expenses to Oracle that was eventually overturned by unanimous decision of the U.S. Supreme Court in March 2019. As mandated by the U.S. Supreme Court, $13.0 million (the principal amount plus post-judgment interest) was refunded to the Company by Oracle in April 2019. A portion of the funds received by the Company will be shared on a pro rata basis with an insurance company that had paid for part of the judgment and a portion of Rimini’s defense costs. This reimbursement will reflect a deduction of the costs of the Company’s past and pending appeal and remand proceedings. As a result of the U.S. Supreme Court decision, the Company recognized a recovery of the non-taxable expenses for $12.8 million and interest income of $0.2 million for the year ended December 31, 2019, excluding any contractual amounts due to the insurance company. The Company recognized costs of $1.1 million for the six months ended June 30, 2020, as the Company revised its current estimate of the amounts owed to the insurance company (for portions of all previously-paid judgments refunded to the Company on appeal, including the proceeds from the U.S. Supreme Court Decision) to $5.5 million as of June 30, 2020 (for additional information on this topic, see Note 11 of the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

As a result of the injunction, the Company expects to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (as defined below) and that have not been found to be infringing. On July 10, 2020, Oracle filed a motion to show cause contending that the Company is in contempt of the injunction.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a response to Oracle’s motion on July 31, 2020. The matter is currently scheduled to be fully briefed to the District Court this summer, and there is no known timeline for a court ruling. At this time, the Company does not have sufficient information regarding possible damages for the contempt asserted by Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. Because the Company believes that it has complied with the injunction and that an award for damages and/or attorneys’ fees is not probable, no accrual has been made as of June 30, 2020. If the District Court grants Oracle’s motion to show cause and if the Company is later found to be in contempt of the injunction, Oracle may seek equitable, punitive and compensatory relief, the outcome of which may have a material adverse effect on the Company’s business and financial condition. The motion to show cause remains pending in the District Court.
Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that the Company’s revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). Oracle filed counterclaims alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I, but limited to clients not addressed in Rimini I, and (ii) new allegations that the Company’s revised support processes also infringe Oracle copyrights. Oracle’s counterclaims also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, unjust enrichment/restitution and violation of the Digital Millennium Copyright Act. Oracle also sought an accounting. In December 2016, the Company filed an amended complaint against Oracle, adding claims for intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. Oracle then amended its counterclaims to include requesting declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. By stipulation of the parties, the District Court granted the Company’s motion to file the Company’s third amended complaint to add claims arising from Oracle’s purported revocation of the Company’s access to its support websites on behalf of the Company’s clients, which was filed and served in May 2017. In September 2017, the District Court issued an order granting in part and denying in part the Company’s motion to dismiss Oracle’s third amended counterclaims. The District Court granted the Company’s motion to dismiss Oracle’s intentional interference with prospective economic advantage and unjust enrichment counterclaims.

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

Fact discovery with respect to the above action substantially ended in March 2018, and expert discovery ended in September 2018. In October 2018, the Company and Oracle each filed motions for summary judgment. Briefing on the parties’ motions for summary judgment was completed in December 2018, and the Company awaits the District Court’s ruling on those motions. There is currently no trial date scheduled, and while the Company does not expect a trial to occur in this matter earlier than 2022, the trial could occur earlier or later than that. At this time, the Company does not have sufficient information regarding possible recovery by the Company in connection with the Company’s claims against Oracle or possible damages exposure for the counterclaims asserted by Oracle. Both parties are seeking injunctive relief in addition to monetary damages in this matter. As a result, an estimate of the range of loss cannot be reasonably determined. The Company also believes that an award for damages payable to Oracle is not probable, so no accrual has been made as of June 30, 2020.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $19.3 million and $22.7 million as of June 30, 2020 and December 31, 2019, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

Upon consummation of the merger with GP Investments Acquisition Corp. ("GPIA") in May 2017, an outstanding note payable to GP Sponsor with an initial face amount of approximately $3.0 million was assumed by the Company. An affiliate of GP Sponsor is a member of the Company's Board of Directors. This note was originally non-interest bearing and was not due and payable until the outstanding principal balance under the former Credit Facility was less than $95.0 million. At the inception of this note, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the former Credit Facility. Interest was initially imputed under this note payable at the rate of 15.0% per annum. The net carrying value of this note payable was $2.4 million as of December 31, 2018, and the Company recognized accretion expense of $0.1 million and $0.2 million for the three months and six months ended June 30, 2019, respectively. This note payable was amended twice in 2018, which resulted in further changes to the effective interest rate and maturity date.

The second amendment to the loan agreement was effective on December 21, 2018, and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as debt discounts and issuance costs (“DDIC”) that was being accreted through the maturity date. In addition, the second amendment provided for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The Company made principal and interest payments totaling $1.3 million and $2.7 million during the three months and six months ended June 30, 2019. The effective interest rate for accretion of DDIC was 26.4% for the period from December 21, 2018 through June 28, 2019. The note was paid off on June 28, 2019.

An affiliate of Adams Street Partners ("ASP") is a member of the Company’s Board of Directors. As of June 30, 2020, ASP owned approximately 34.6% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement discussed in Note 5 for total consideration of approximately $19.2 million. As of June 30, 2020, ASP had voting control of approximately 30.5% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with its 20,196 shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the Company's amended Credit Facility, ASP owned a $10.0 million indirect interest in the amended Credit Facility.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the two-class method, earnings for the reporting period are allocated between the holders of our Common Stock and the Series A Preferred Stock based on their respective participation rights in undistributed earnings.

Basic earnings per share of Common Stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of basic Common Stock outstanding. Net income allocated to the holders of our Series A Preferred Stock is calculated based on the shareholders’ proportionate share of the weighted average shares of Common Stock outstanding on an if-converted basis. Diluted earnings per share of Common Stock is calculated by adjusting the basic earnings per share of Common Stock for the effects of potential dilutive Common Stock shares outstanding such as stock options, restricted stock units and warrants.

For both the three and six months ended June 30, 2020 and 2019, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following table sets forth the computation of basic and diluted net income attributable to common stockholders for both the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income attributable to common stockholders:
Net income	$3,470	$6,082	$6,015	$16,376
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(3,939)	(3,747)	(7,849)	(7,340)
PIK dividends declared	(1,181)	(1,124)	(2,354)	(2,202)
Accretion of discount	(1,567)	(1,449)	(3,114)	(2,808)
	(3,217)	(238)	(7,302)	4,026
Undistributed earnings allocated using the two-class method	—	—	—	(741)
Net income (loss) attributable to common stockholders	$(3,217)	$(238)	$(7,302)	$3,285
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of shares of Common Stock outstanding	68,290	65,535	68,076	65,080
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	15,755	14,989	15,697	14,681
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	84,045	80,524	83,773	79,761
Percentage of shares allocable to Series A Preferred Stock	18.7%	18.6%	18.7%	18.4%
Weighted average number of shares of Common Stock outstanding:
Basic	68,290	65,535	68,076	65,080
Effect of dilutive securities:
Warrants	—	—	—	—
Stock options	—	—	—	4,028
Restricted stock units	—	—	—	94
Diluted	68,290	65,535	68,076	69,202
Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.05)	$—	$(0.11)	$0.05
Diluted	$(0.05)	$—	$(0.11)	$0.05

For the six months ended June 30, 2019, share-based awards for approximately 21.5 million shares were not included in the computation of diluted earnings per share as they were anti-dilutive.

For the three months ended June 30, 2020 and 2019 as well as the six months end June 30, 2020, basic and diluted loss per share attributable to common stockholders were the same because all Common Stock equivalents were anti-dilutive.

As of June 30, 2020 and 2019, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019
Series A Preferred Stock	15,755	15,297
Restricted stock units	3,199	918
Stock options	8,261	10,076
Warrants	18,128	18,128
Total	45,343	44,419

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

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. As of June 30, 2020, the Company does not have any assets or liabilities that are carried at fair value on a recurring basis.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entity. The following table shows revenues by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States of America	$47,376	$45,768	$94,822	$88,485
International	31,026	24,101	61,612	47,257
Total	$78,402	$69,869	$156,434	$135,742

No clients represented more than 10% of revenue for both the three months and six months ended June 30, 2020 or 2019. As of June 30, 2020 and December 31, 2019, no clients accounted for more than 10% of total net accounts receivable.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2020 and December 31, 2019, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $61.3 million and $33.1 million, respectively. As of June 30, 2020 and December 31, 2019, the Company had restricted cash of $0.3 million and $0.4 million, respectively. The Company has never experienced any losses related to these balances.

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

NOTE 12 - LEASES

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the prospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current period measurement or recognition of results. The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days notice with a penalty. The Company's leases have various remaining lease terms ranging from November 2020 to January 2027. The Company's lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company's lease terms only include those periods related to renewal options we believe are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

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

We have elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. Our leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within our operating leases. As of June 30, 2020, we did not have any material additional operating leases that have not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Operating lease expense related to ROU assets and liabilities	$1,548	$3,047
Other lease expense	297	615
Total lease expense	$1,845	$3,662

Other information related leases was as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Balance Sheet Information	June 30, 2020
Operating lease right-of-use assets, noncurrent	$17,403

Operating lease liabilities, current	$4,165
Operating lease liabilities, noncurrent	14,125
Total operating lease liabilities	$18,290

As of January 1, 2020, the Company had total operating lease right-of use assets of $18.8 million and total operating lease liabilities of $20.0 million.

Weighted Average Remaining Lease Term	Years
Operating leases	4.85
Weighted Average Discount Rate
Operating leases	11.0%

Maturities of operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Year ending June 30:
2021	$5,931
2022	5,271
2023	3,379
2024	2,736
2025	2,528
Thereafter	3,846
Total future undiscounted lease payments	23,691
Less imputed interest	(5,401)
Total	$18,290

For the three months and the six months ended June 30, 2020, the Company paid $1.5 million and $3.0 million, respectively, for operating lease liabilities.

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
•our ability to innovate new products and bring them to market in a timely manner, including our announced salesforce and our announced application management services offerings;
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
•our ability to expand internationally;
•our ability to raise equity or debt financing and other transactions to simplify our capital structure in the future;
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

In November 2019, we announced the global availability of our Application Management Services (“AMS”) for Oracle, which includes coverage for Oracle Database, Middleware and a wide range of Oracle applications including E-Business Suite, JD Edwards, PeopleSoft and Siebel. In addition to leveraging our support services for Oracle that replaces expensive and less robust software vendor annual support with a more responsive and comprehensive support offering, our clients can now have us manage their Oracle systems day-to-day with an integrated application management and support service provided by a single trusted vendor. As an integrated service, we believe we can provide clients a better model, better service providers, and better outcomes with higher satisfaction and significant savings of time, labor and money. The AMS for Oracle includes system administration, operational support, health monitoring and enhancement support.

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

        Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), client relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2019, SAP reported that support revenue represented approximately 42% of its total revenue. For fiscal year 2020, Oracle reported a margin of 85% for cloud services and license support.

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

        As of June 30, 2020, we employed over 1,340 professionals and supported over 2,150 active clients globally, including 74 Fortune 500 companies and 18 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

        Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended June 30, 2020 and 2019, we generated revenue of $78.4 million and $69.9 million, respectively, representing an increase of 12%. We have a history of losses, and as of June 30, 2020, we had an accumulated deficit of $308.6 million. Approximately 60% and 66% of our revenue was generated in the United States for the three months ended June 30, 2020 and 2019, respectively. Approximately 40% and 34% of our revenue was generated in foreign jurisdictions for the three months ended June 30, 2020 and 2019, respectively.

        Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of June 30, 2020, we have no outstanding contractual debt obligations.

Impact of COVID-19

During the second quarter of 2020, we continued investing for long-term growth. However, as we neared the end of the first quarter of 2020, the emergence of the COVID-19 pandemic took hold and is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented multiple measures aiming to contain the spread of the virus, including social distancing, travel restrictions, border closures, quarantine guidance following travel to certain jurisdictions, limitations on public gatherings and continued closures of certain non-essential businesses. As a result, to protect the health and well-being of our employees, clients and the communities in which we operate, we transitioned as many of our employees as possible to a work-at-home model, temporarily closed our offices worldwide, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We believe these measures have been successful and have not significantly affected our financial results for the three and six months ended June 30, 2020. We have implemented business continuity measures and will continue to respond to the COVID-19 pandemic as circumstances dictate.

As a result of the measures that we have taken in response to the COVID-19 pandemic described above, we are expecting reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world (that began mid-March 2020 and are expected to continue through at least September 2020). While some offices have partially opened, our offices will not re-open until local authorities permit us to and our own criteria and conditions to ensure employee health and safety are satisfied. We expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19. For example, in March 2020, we paid COVID-19 special bonuses to certain of our employees to help with pandemic-related special costs and for the few of our employees who have tested positive for COVID-19. We authorized a second round of COVID-19 special bonuses in April 2020 which were paid during the second quarter of 2020. The cost of these special bonuses is more than offset by the reduced costs relating to travel and in-person marketing event fees and expenses described above.

The COVID-19 pandemic had no significant net impact on our revenue or results of operations during the second quarter of 2020, and we continued to deliver uninterrupted and critical support services to our clients during this period. While we did implement discounted or extended payment terms for certain of our clients, in most cases it was in exchange for contractual concessions favorable to us, for example, extended contract terms or marketing support for references, and the collective impact of such changes was not material. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place throughout the world. While COVID-19 has impacted business markets worldwide, subject to the uncertainty relating to the continued effects of the COVID-19 pandemic, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental and business actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as our clients’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance. As such, the effects of the COVID-19 pandemic may not be fully reflected in our financial results until future periods. Refer to Risk Factors (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law in the United States to address the economic impact of the COVID-19 pandemic. The Company has elected to defer payroll tax payments which totaled $1.3 million as of June 30, 2020 as permitted by the CARES Act. We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

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

Key Business Metrics

Number of clients

        Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of June 30, 2020 and 2019, we had over 2,150 and 1,890 active clients, respectively.

        We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of June 30, 2020 and 2019, we had over 1,200 and 1,100 unique clients, respectively.

        The increases in both our active and unique client counts have been almost exclusively from new unique clients and not from sales of new products and services to existing unique clients. However, as noted previously, we intend to focus future growth on both new and existing clients. We believe that the growth in our number of clients is an indication of the increased adoption of our enterprise software products and services.

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

        Our annualized subscription revenue was $311 million and $278 million as of June 30, 2020 and 2019, respectively. We believe the sequential increase in annualized subscription revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

        We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92% for both the 12 months ended June 30, 2020 and 2019, respectively.

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

        We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by revenue. Our gross profit percentage was approximately 61.2% and 64.2% for the three months ended June 30, 2020 and 2019, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

        Our consolidated statements of operations for the three months ended June 30, 2020 and 2019, are presented below (in thousands):

	Three Months Ended June 30,		Variance
	2020	2019	Amount	Percent
Revenue	$78,402	$69,869	$8,533	12.2%
Cost of revenue:
Employee compensation and benefits	20,475	17,323	3,152	18.2%
Engineering consulting costs	5,005	3,602	1,403	39.0%
Administrative allocations (1)	3,501	2,925	576	19.7%
All other costs	1,456	1,184	272	23.0%
Total cost of revenue	30,437	25,034	5,403	21.6%
Gross profit	47,965	44,835	3,130	7.0%
Gross margin	61.2%	64.2%
Operating expenses:
Sales and marketing	26,836	26,899	(63)	(0.2)%
General and administrative	13,133	10,630	2,503	23.5%
Litigation costs and related recoveries, net	2,863	144	2,719	1,888.2%
Total operating expenses	42,832	37,673	5,159	13.7%
Operating income	5,133	7,162	(2,029)	(28.3)%
Non-operating income and (expenses):
Interest expense	(12)	(116)	104	(89.7)%
Other expenses, net	(567)	(343)	(224)	65.3%
Income before income taxes	4,554	6,703	(2,149)	(32.1)%
Income tax expense	(1,084)	(621)	(463)	74.6%
Net income	$3,470	$6,082	$(2,612)	(42.9)%

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

        Revenue. Revenue increased from $69.9 million for the three months ended June 30, 2019 to $78.4 million for the three months ended June 30, 2020, an increase of $8.5 million or 12%. The increase was driven by an 8% increase in the average number of unique clients from 1,095 for the three months ended June 30, 2019 to 1,185 for the three months ended June 30, 2020. On a geographic basis, United States revenue grew from $45.8 million for the three months ended June 30, 2019 to $47.4 million for the three months ended June 30, 2020, an increase of $1.6 million or 4%. Our International revenue grew from $24.1 million for the three months ended June 30, 2019 to $31.0 million for the three months ended June 30, 2020, an increase of $6.9 million or 29%.

        Our former multi-draw term loan financing agreement (the "Credit Facility") included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during fiscal 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended and were eliminated in July 2018 as a result of the termination of the Credit Facility. The October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into revenue. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions, and we are encountering increased competitive discounting by enterprise software vendors. Despite these constraints, our revenue for the three months ended June 30, 2020 versus our prior year period, our quarter-over-quarter revenue growth increased from approximately 10% for the second quarter of 2019 to 12% for the second quarter of 2020.

        Cost of revenue. Cost of revenue increased from $25.0 million for the three months ended June 30, 2019 to $30.4 million for the three months ended June 30, 2020, an increase of $5.4 million or 22%. The key drivers related to the cost of revenue increase were a $3.2 million increase in compensation costs, a $1.4 million increase in engineering consulting costs and an increase of $0.2 million of other costs. The compensation cost increase was attributable to an increase in employees required to support the revenue growth. In addition, administrative allocations increased $0.6 million as facility, technology and security costs increased.

As discussed in Note 8 to our consolidated financial statements included in Part 1, Item 1 of this Report, following post-trial motions, the District Court entered a permanent injunction prohibiting the Company from using certain processes, including processes adjudicated as infringing at trial, that the Company ceased using no later than July 2014, which the Company subsequently appealed to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”), arguing on appeal that the injunction is vague and contains overly-broad language that could be read to cover some of the Company’s current business practices that were not adjudicated to be infringing at trial and that the injunction should not have been issued under applicable law. After multiple rounds of remand and appeal, in August 2019, the Court of Appeals entered an Order affirming the permanent injunction. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code. A copy of the injunction is publicly available in the case docket. As a result of the injunction, the Company expects to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing.

        Gross profit. Gross profit increased from $44.8 million for the three months ended June 30, 2019 compared to $48.0 million for the three months ended June 30, 2020, an increase of $3.1 million or 7%. Gross margin for the three months ended June 30, 2019 was 64.2% compared to 61.2% for three months ended June 30, 2020. For the three months ended June 30, 2020, total cost of revenue increased by 22%, compared to an increase in revenue of 12% for the three months ended June 30, 2020. As a result, our gross profit margin decreased by 3.0% period over period. The decline in gross margin reflects, in part, our investment in the launch of new products and services, including our new AMS product.

        Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses declined from 38% for the three months ended June 30, 2019 to 34% for the three months ended June 30, 2020. In dollar terms, sales and marketing expenses slightly decreased from $26.9 million for the three months ended June 30, 2019 to $26.8 million for the three months ended June 30, 2020, a decrease of $0.1 million or 1%. This decrease was primarily due to (i) a decrease in travel expenses of $1.8 million and (ii) a decrease in trade show expenses of $1.1 million offset by (iii) an increase in employee compensation and benefits of $1.3 million, (iv) an increase in marketing and promotion of $1.2 million and (v) an increase in all other costs of $0.3 million. Our overall spending declined slightly due to a drop in our travel and trade shows as events occurred virtually during the second quarter. However, we continue to accelerate our future revenue growth by investing in more resources.

        The $1.3 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended June 30, 2020, was primarily due to an increase in salaries, wages and benefit costs of $1.0 million due to a 3% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $0.3 million.

        General and administrative expenses. General and administrative expenses increased from $10.6 million for the three months ended June 30, 2019 to $13.1 million for the three months ended June 30, 2020, an increase of $2.5 million or 24%. This increase was comprised of several items, which included increased costs in salaries, wages and benefits of $2.1 million as the average number of employees increased by 42 or 19%, an increase in other costs of $1.1 million and an increase of our computer software and license costs of $0.6 million for the three months ended June 30, 2020. In addition, we had an increase in outside services of $0.5 million due in part to system implementations and compliance. These unfavorable variances were offset, in part, by a favorable increase in administrative allocations of $0.6 million from general and administrative expenses, a decrease in travel expenses of $0.5 million, a reduction of sales and other related taxes of $0.5 million, and a decrease in recruitment costs of $0.2 million.

        Looking forward on a quarter-over-quarter basis, we are monitoring the demand for our services in light of the COVID-19 pandemic related environment and will adjust our spend accordingly. However, we expect to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with our transition to being a public company and no longer being classified as an “emerging growth company.” Public company costs that are expected to increase in the future include additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, costs relating to initial compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act and incremental professional, legal, audit and insurance costs. As a result, not taking into account temporary reductions in certain expenses resulting from the COVID-19 pandemic, we expect our general and administrative expenses related to public company costs will continue to increase in future periods.

        Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended June 30, 2020 and 2019, consist of the following (in thousands):

	2020	2019	Change
Professional fees and other costs of litigation	$2,722	$444	$2,278
Litigation appeal refunds	—	—	—
Insurance costs and recoveries, net	141	(300)	441
Litigation costs and related recoveries, net	$2,863	$144	$2,719

        Professional fees and other costs associated with litigation increased from $0.4 million for the three months ended June 30, 2019 to $2.7 million for the three months ended June 30, 2020, an increase of $2.3 million. This increase was primarily due to increased costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the three months ended June 30, 2020.

        In May 2018, we appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). A portion of the award received by the Company will be shared on a pro rata basis with an insurance company that had paid for part of the judgment and a portion of Rimini’s defense costs. This reimbursement will reflect a deduction of the costs of the Company’s past and pending appeal and remand proceedings.

        Insurance costs and related recoveries, net increased from a benefit of $0.3 million for the three months ended June 30, 2019 to costs of $0.1 million for the three months ended June 30, 2020. We recognized a benefit of $0.3 million in the prior year period, reflecting a change in our estimate of the amounts owed to the insurance company at that time. The liability, noted above, was subject to change as additional costs related to any future Rimini I appeal and remand proceedings were incurred. For the three months ended June 30, 2020, we recognized costs of $0.1 million to revise our estimated amounts due to the insurance company (for portions of the Court of Appeals and U.S. Supreme Court awards) to $5.5 million as of June 30, 2020. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

        Interest expense. Interest expense decreased from $0.1 million for the three months ended June 30, 2019 to $12 thousand for the three months ended June 30, 2020, a decrease of $0.1 million or approximately 90%. Interest expense decreased due to a reduction in accretion expense of approximately $57 thousand related to the GP Sponsor note payable. The GP Sponsor note was paid off on June 28, 2019. Interest expense related to capital leases also decreased by approximately $47 thousand during the current year period.

        Other expenses, net. Other expenses, net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended June 30, 2020, net other expense of approximately $0.6 million was comprised primarily by foreign exchange losses of approximately $0.5 million. For the three months ended June 30, 2019, net other expense of $0.3 million was also comprised primarily by foreign exchange losses of approximately $0.3 million.

        Income tax expense. We had an income tax expense of $0.6 million for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2020. For the three months ended June 30, 2020, our income taxes were attributable to both our foreign and U.S. operations of $0.6 million and $0.5 million, respectively. The income taxes in the U.S. related primarily to foreign withholding taxes. For the three months ended June 30, 2019, no income tax expense was recognized in the U.S. due to utilization of net operating loss carryforwards.

Comparison of Six Months Ended June 30, 2020 and 2019

        Our consolidated statements of operations for the six months ended June 30, 2020 and 2019, are presented below (in thousands):

	Six Months Ended June 30,		Variance
	2020	2019	Amount	Percent
Revenue	$156,434	$135,742	$20,692	15.2%
Cost of revenue:
Employee compensation and benefits	40,845	34,126	6,719	19.7%
Engineering consulting costs	9,871	6,418	3,453	53.8%
Administrative allocations (1)	7,093	5,852	1,241	21.2%
All other costs	2,827	2,475	352	14.2%
Total cost of revenue	60,636	48,871	11,765	24.1%
Gross profit	95,798	86,871	8,927	10.3%
Gross margin	61.2%	64.0%
Operating expenses:
Sales and marketing	55,248	50,854	4,394	8.6%
General and administrative	25,134	23,618	1,516	6.4%
Litigation costs and related recoveries, net	6,536	(5,951)	12,487	(209.8)%
Total operating expenses	86,918	68,521	18,397	26.8%
Operating income	8,880	18,350	(9,470)	(51.6)%
Non-operating income and (expenses):
Interest expense	(25)	(348)	323	(92.8)%
Other expenses, net	(785)	(300)	(485)	161.7%
Income before income taxes	8,070	17,702	(9,632)	(54.4)%
Income tax expense	(2,055)	(1,326)	(729)	55.0%
Net income	$6,015	$16,376	$(10,361)	(63.3)%

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

        Revenue. Revenue increased from $135.7 million for the six months ended June 30, 2019 to $156.4 million for the six months ended June 30, 2020, an increase of $20.7 million or 15%. The increase was driven by a 9% increase in the average number of unique clients from 1,080 for the six months ended June 30, 2019 to 1,177 for the six months ended June 30, 2020. On a geographic basis, United States revenue grew from $88.5 million for the six months ended June 30, 2019 to $94.8 million for the six months ended June 30, 2020, an increase of $6.3 million or 7%. Our International revenue grew from $47.3 million for the six months ended June 30, 2019 to $61.6 million for the six months ended June 30, 2020, an increase of $14.4 million or 30%.

        Cost of revenue. Cost of revenue increased from $48.9 million for the six months ended June 30, 2019 to $60.6 million for the six months ended June 30, 2020, an increase of $11.8 million or 24%. The key drivers related to the cost of revenue increase were a $6.7 million increase in compensation costs and $3.5 million increase in engineering consulting costs. The compensation cost increase was attributable to an increase in employees required to support the revenue growth. In addition, administrative allocations increased by $1.2 million and other costs by $0.4 million as facility, technology, and security costs increased.

As discussed in Note 8 to our consolidated financial statements included in Part 1, Item 1 of this Report, following post-trial motions, the District Court entered a permanent injunction prohibiting the Company from using certain processes, including processes adjudicated as infringing at trial, that the Company ceased using no later than July 2014, which the Company subsequently appealed to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”), arguing on appeal that the injunction is vague and contains overly-broad language that could be read to cover some of the Company’s current business practices that were not adjudicated to be infringing at trial and that the injunction should not have been issued under applicable law. After multiple rounds of remand and appeal, in August 2019, the Court of Appeals entered an Order affirming the permanent injunction. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code. A copy of the injunction is publicly available in the case docket. As a result of the injunction, the Company expects to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing.

        Gross profit. Gross profit increased from $86.9 million for the six months ended June 30, 2019 compared to $95.8 million for the six months ended June 30, 2020, an increase of $8.9 million or 10%. Gross margin for the six months ended June 30, 2019 was 64.0% compared to 61.2% for the six months ended June 30, 2020. For the six months ended June 30, 2020, total cost of revenue increased by 24%, compared to an increase in revenue of 15% for the six months ended June 30, 2020. As a result, our gross profit margin decreased 2.8% period over period. The decline in gross margin reflects, in part, our investment in the launch of new products and services, including our new AMS product.

        Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have decreased from 37% for the six months ended June 30, 2019 to 35% for the six months ended June 30, 2020. In dollar terms, sales and marketing expenses increased from $50.9 million for the six months ended June 30, 2019 to $55.2 million for the six months ended June 30, 2020, an increase of $4.4 million or 9%. This increase was primarily due to (i) an increase in employee compensation and benefits of $3.5 million, (ii) an increase in marketing and advertising of $1.5 million (iii) an increase in shared service allocations for facilities, security and technology of $0.4 million, (iv) an increase in all other costs of $0.5 million, and (v) an increase in contract labor of $0.2 million. These increases were offset by a reduction of trade show expenses of $1.5 million, and a decrease in travel expenses of $0.2 million. Our overall spending increased as we attempt to accelerate our future revenue growth by investing in more resources.

        The $3.5 million increase in sales and marketing expense attributable to employee compensation and benefits for the six months ended June 30, 2020, was primarily due to an increase in salaries, wages and benefit costs of $2.8 million due to a 6% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $0.7 million.

        General and administrative expenses. General and administrative expenses increased from $23.6 million for the six months ended June 30, 2019 to $25.1 million for the six months ended June 30, 2020, an increase of $1.5 million or 6%. This increase was primarily driven by higher salaries, wages and benefit costs of $3.4 million for the six months ended June 30, 2020 as the average number of employees increased by 40 or 18% and higher bonus costs of $0.2 million. In addition, our computer software and license costs increased $1.0 million and rent increased $0.6 million during the six months ended June 30, 2020 due in part to support a larger employee base. These unfavorable variances were offset, in part by a favorable increase in administrative allocations of $1.6 million from general and administrative expenses, a decline in travel and other expenses of $0.9 million, a reduction of sales and other related taxes of $0.9 million, and a reduction of recruitment costs of $0.4 million.

        Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the six months ended June 30, 2020 and 2019, consist of the following (in thousands):

	2020	2019	Change
Professional fees and other costs of litigation	$5,474	$2,485	$2,989
Litigation appeal refunds	—	(12,775)	12,775
Insurance costs and recoveries, net	1,062	4,339	(3,277)
Litigation costs and related recoveries, net	$6,536	$(5,951)	$12,487

        Professional fees and other costs associated with litigation increased from $2.5 million for the six months ended June 30, 2019 to $5.5 million for the six months ended June 30, 2020, an increase of $3.0 million. This increase was primarily due to increased costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

        In May 2018, we also appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-

taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million during the six months ended June 30, 2019. A portion of the award received by the Company will be shared on a pro rata basis with an insurance company that had paid for part of the judgment and a portion of Rimini’s defense costs. This reimbursement will reflect a deduction of the costs of the Company’s past and pending appeal and remand proceedings.

        Insurance costs and related recoveries, net decreased from costs of $4.3 million for the six months ended June 30, 2019 to $1.1 million for the six months ended June 30, 2020. We recognized costs of $4.3 million for the six months ended June 30, 2019, reflecting the estimate of the amounts owed to the insurance company at that time. The liability, noted above, was subject to change as additional costs related to any future Rimini I appeal and remand proceedings were incurred. For the six months ended June 30, 2020, we recognized costs of $1.1 million to revise our estimated amounts due to the insurance company (for portions of the Court of Appeals and U.S. Supreme Court awards) to $5.5 million as of June 30, 2020. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

        Interest expense. Interest expense decreased from $0.3 million for the six months ended June 30, 2019 to $25 thousand for the six months ended June 30, 2020, a decrease of $0.3 million or approximately 93%. Interest expense decreased due to a reduction in accretion expense of $0.2 million related to the GP Sponsor note payable. The GP Sponsor note was paid off on June 28, 2019. Interest expense related to capital leases also decreased by approximately $0.1 million.

        Other expenses, net. Other expenses, net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the six months ended June 30, 2020, net other expense of approximately $0.8 million was comprised primarily by foreign exchange losses of approximately $0.7 million. For the six months ended June 30, 2019, net other expense of $0.3 million was primarily comprised of foreign exchange losses amounting to approximately $0.5 million, offset in part by interest income of $0.2 million related to the U.S. Supreme Court decision noted above.

Income tax expense. We had an income tax expense of $1.3 million for the six months ended June 30, 2019 compared to $2.1 million for the six months ended June 30, 2020. For the six months ended June 30, 2020, our income taxes were attributable to both our foreign and U.S. operations of $1.2 million and $0.9 million, respectively. The income taxes in the U.S. related primarily to foreign withholding taxes. For the six months ended June 30, 2019, no income tax expense was recognized in the U.S. due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

Overview

        As of June 30, 2020, we had a working capital deficit of $91.5 million and an accumulated deficit of $308.6 million. For the three months ended June 30, 2020, we had a net income of $3.5 million. As of June 30, 2020, we had available cash, cash equivalents and restricted cash of $73.0 million.

        A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $195.6 million that is included in current liabilities as of June 30, 2020. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 39% of the related deferred revenue based on our gross profit percentage of 61% for the three months ended June 30, 2020.

        For the next year, assuming that the Company’s operations are not significantly impacted by the COVID-19 pandemic, we believe that cash, cash equivalents and restricted cash of $73.0 million as of June 30, 2020, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

        For the six months ended June 30, 2020, we generated cash flows from our operating activities of approximately $44.2 million, which was derived from our cash earnings of approximately $13.2 million and by favorable changes in operating assets and liabilities of approximately $31.0 million. We believe that our operating cash flows for the year ending December 31, 2020 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

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

Cash Flows Summary

        Presented below is a summary of our operating, investing and financing cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	2020	2019
Net cash provided by (used in):
Operating activities	$44,244	$24,985
Investing activities	(725)	(641)
Financing activities	(7,348)	664

The effect of foreign currency translation for the six months ended June 30, 2020 was unfavorable for $1.6 million compared to a favorable change for six months ended June 30, 2019 of $69 thousand. The reason for the change was a result of the U.S. dollar strengthening against the foreign currencies for the international countries in which we operate during the first quarter of 2020.

Cash Flows Provided by Operating Activities

        A key component of our business model requires that clients typically prepay us annually for the services which we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities for the six months ended June 30, 2020 and 2019, are as follows (in thousands):

	2020	2019
Net income	$6,015	$16,376
Non-cash expenses, net	7,210	3,426
Changes in operating assets and liabilities, net	31,019	5,183
Net cash provided by operating activities	$44,244	$24,985

        For the six months ended June 30, 2020, cash flows provided by operating activities amounted to approximately $44.2 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2020, included our net income of $6.0 million, as adjusted for non-cash and non-operating expenses totaling $7.2 million and favorable changes in operating assets and liabilities of $31.0 million, resulting in net cash provided by operating activities of $44.2 million.

For the six months ended June 30, 2020, the non-cash expenses, net consisted primarily of stock-based compensation expense of $3.2 million, amortization and accretion related to operating lease ROU assets of $3.0 million and depreciation and amortization expense of $0.9 million. For the six months ended June 30, 2020, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $46.5 million, accounts payable of $2.4 million and prepaid expenses and other assets of $3.8 million. These favorable cash sources were offset by unfavorable changes to deferred revenue of $14.7 million, accrued liabilities of $5.6 million and deferred contract costs of $1.3 million.

        For the six months ended June 30, 2019, cash flows provided by operating activities amounted to $25.0 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2019, included our net income of $16.4 million, as adjusted for non-cash and non-operating expenses totaling $3.4 million and favorable changes in operating assets and liabilities of $5.2 million, resulting in net cash provided by operating activities of $25.0 million.

For the six months ended June 30, 2019, non-cash expenses, net consisted primarily of stock-based compensation of $2.2 million, depreciation and amortization expense of $1.0 million and accretion related to our GP Sponsor note payable of $0.2 million. For the six months ended June 30, 2019, the changes in operating assets and liabilities, net consisted of primarily of favorable changes to accounts receivable of $9.2 million, deferred revenue of $8.1 million, deferred contract costs of $1.1 million and accrued liabilities of $0.2 million. These favorable changes were partially offset by unfavorable changes in accounts payable of $9.4 million and prepaid expenses and other assets of $4.0 million.

Cash Flows Used in Investing Activities

        Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $0.7 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

        For the six months ended June 30, 2020, capital expenditures of approximately $0.7 million consisted primarily of $0.3 million for leasehold improvements, furniture and fixtures, and new computer equipment related to our U.S. facilities and $0.4 million for computer equipment at our foreign locations, primarily in India.

For the six months ended June 30, 2019, capital expenditures of $0.6 million consisted of $0.2 million for leasehold improvements and new computer equipment related to our U.S. facilities and $0.4 million for computer equipment at our foreign locations.

Cash Flows from Financing Activities

        For the six months ended June 30, 2020, cash utilized in financing activities of $7.3 million which was attributable to dividend payments of $7.8 million, and capital lease payments of $0.1 million, which were offset, in part, by proceeds received of $0.6 million from stock option exercises.

For the six months ended June 30, 2019, cash provided by financing activities of $0.7 million was primarily attributable to receiving proceeds of $9.1 million from both the June 2019 SPA and the March 2019 SPA, proceeds of $2.0 million from stock option exercises, which were offset, in part, by dividend payments of $7.1 million, payments of $2.6 million on our GP Sponsor loan and payments of $0.5 million related to transaction costs for the June 2019 SPA and March 2019 SPA and capital lease payments of $0.3 million.

Foreign Subsidiaries

        Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of June 30, 2020, we had cash and cash equivalents of $16.2 million in our foreign subsidiaries.

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

        For both the three and six months ended June 30, 2020, see Note 2 in Part I, Item 1 of this Report for changes to the critical accounting policies.

Recent Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. For the three months ended June 30, 2020, we adopted ASU No. 2016-02, Leases, which requires organizations that lease assets, to recognize on the balance sheet the right of use assets and liabilities for the rights and obligations, created by those leases with lease terms of more than 12 months. This standard had a material impact to our balance sheet.

        For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

Recently Issued Accounting Standards

In December 2019, the FASB issued new guidance on income taxes, ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions to the general income tax accounting principles, and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance is effective for us as of January 1, 2021. We are assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

In January 2020, the FASB issued new guidance ASU 2020-1, Investments - Equity Securities (Topic 321), Investments - Equity and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The guidance clarifies the interactions between the existing accounting standards on equity securities, equity method and joint ventures, and derivatives and hedging. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The new guidance is effective for us as of January 1, 2021. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

        We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended June 30, 2020 and 2019, we generated approximately 40% and 34% of our revenue from our international business, respectively. For the six months ended June 30, 2020 and 2019, we generated approximately 39% and 35% of our revenue from our international businesses, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the three months ended June 30, 2020 and 2019, the effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

        In connection with the preparation of this Quarterly Report on Form 10-Q as of June 30, 2020, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

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

After completion of jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims, and we were found liable for only one of a dozen claims: “innocent infringement,” a jury finding that we did not know and had no reason to know that our former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. We were ordered to pay a judgment of $124.4 million in 2016, which we promptly paid and then filed an appeal. With interest, attorneys’ fees and costs, the total judgment paid by us to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by our insurance carriers (for additional information on this topic, see Note 11 of our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019).

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

As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit (as defined below) and that have not been found to be infringing. On July 10, 2020, Oracle filed a motion to show cause contending that the Company is in contempt of the injunction.

The Company filed a response to Oracle’s motion on July 31, 2020. The matter is currently scheduled to be fully briefed to the District Court this summer, and there is no known timeline for a court ruling. At this time, the Company does not have sufficient information regarding possible damages exposure for the contempt asserted by Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. Because the Company believes that it has complied with the injunction and that an award for damages and/or attorneys’ fees is not probable, no accrual has been made as of June 30, 2020. If the District Court grants Oracle’s motion and if the Company is later found to be in contempt of the injunction, Oracle may seek equitable, punitive and compensatory relief, the outcome of which may have a material adverse effect on the Company’s business and financial condition. The motion to show cause remains pending in the District Court.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with express terms of the injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the pendency of the injunction, alone, or Oracle’s July 2020 contempt filing described above, could dissuade clients from purchasing or continuing to purchase our services. Further, certain outcomes, should they occur, may also trigger the mandatory redemption of all of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligation under our Convertible Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock, as provided in the Certificate of Designations for the Series A Preferred Stock and the Form of Convertible Note previously filed with the SEC. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay dividends due in respect of our Series A Preferred Stock or, if the shares are converted, the interest under the Convertible Notes. Holders of our Convertible Notes are entitled to accelerate repayment of the indebtedness under such notes if we default in our interest payment obligations. We cannot assure you that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. In addition, we may not be able to obtain additional debt or equity financing, if required, to repay our obligations under the Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that our revised development processes, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). Oracle filed counterclaims alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I, but limited to clients not addressed in Rimini I, and (ii) new allegations that our revised support processes also infringe Oracle copyrights. Oracle’s counterclaims also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, unjust enrichment/restitution and violation of the Digital Millennium Copyright Act. Oracle also sought an accounting. In December 2016, we filed an amended complaint against Oracle, adding claims for intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. Oracle then amended its counterclaims to include requesting declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. By stipulation of the parties, the District Court granted our motion to file our third amended complaint to add claims arising from Oracle’s purported revocation of our access to its support websites on behalf of our clients, which was filed and served in May 2017. In September 2017, the District Court issued an order granting in part and denying in part our motion to dismiss Oracle’s third amended counterclaims. The District Court granted our motion to dismiss Oracle’s intentional interference with prospective economic advantage and unjust enrichment counterclaims.

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

In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended June 30, 2020, approximately 66% of our total revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 14% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt action result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the existence of this ongoing litigation and, specifically, Oracle’s July 2020 contempt filing described above, could negatively impact the value of our equity securities, could negatively impact our ability to raise additional equity or debt financing.

We are self-insured for any costs related to any current or future intellectual property litigation, although we maintain and have tendered our errors and omissions insurance coverage for the wrongful acts alleged in Oracle’s contempt proceeding. However, our errors and omissions insurers may or may not provide defense or indemnification coverage for the contempt proceeding. While we currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to litigation with Oracle, we cannot assure our liquidity will be sufficient.

Oracle has a history of litigation against companies offering alternative support programs for Oracle products, and Oracle could pursue additional litigation with us.

Oracle has been active in litigating against companies that have offered competing maintenance and support services for their products. For example, in March 2007, Oracle filed a lawsuit against SAP and its wholly-owned subsidiary, TomorrowNow, Inc., a company our Chief Executive Officer, Seth Ravin, joined in 2002, and which was acquired by SAP in 2005. After a jury verdict awarding Oracle $1.3 billion, the parties stipulated to a final judgment of $306 million subject to appeal. After the appeal, the parties settled the case in November 2014 for $356.7 million. In February 2012, Oracle filed suit against ServiceKey, Inc. and settled the case in October 2013 after the District Court issued an injunction against ServiceKey and its CEO. Oracle also filed suit against CedarCrestone Corporation in September 2012 and settled the case in July 2013. TomorrowNow and CedarCrestone offered maintenance and support for Oracle software products, and Service Key offered maintenance and support for Oracle technology products. Given Oracle’s history of litigation against companies offering alternative support programs for Oracle products, we can provide no assurance, regardless of the outcome of our current litigations with Oracle, that Oracle will not pursue additional litigation against us. Such additional litigation could be costly, distract our management team from running our business and reduce client interest and our sales revenue.

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

While we had net income of $3.5 million for the three months ended June 30, 2020, we had an accumulated deficit of $308.6 million as of June 30, 2020. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, impact of the Covid-19 pandemic, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our revenue grew from $69.9 million for the three months ended June 30, 2019 to $78.4 million for the three months ended June 30, 2020, representing a period over period increase of 12%. Our revenue grew from $63.4 million for the three months ended June 30, 2018 to $69.9 million for the three months ended June 30, 2019, representing a period over period increase of 10%. Prior to the first quarter of 2020, we had been experiencing a decline in period over period revenue growth. The period over period decline in our revenue growth rates was due in part to covenants of our former Credit Facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and the first half of 2018. In addition, beginning in the second quarter of 2017 and continuing through 2018, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

Our former Credit Facility, which was repaid and terminated in July 2018, included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and 2018. An October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first half of 2018. Due to the termination of the Credit Facility on July 19, 2018, we are no longer subject to restrictions related to our sales and marketing spending. However, even though we have increased our sales and marketing spending since the termination of the Credit Facility, it can take several quarters before these efforts translate to improved revenue growth rates. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain actions by our competitors. Despite these constraints, our period over period growth in revenue has increased over time from approximately 10% for the three months ended June 30, 2019 to 12% for the three months ended June 30, 2020.

Our failure to generate significant capital or raise additional capital necessary to fund and expand our operations and invest in new services and products could reduce our ability to compete and could harm our business.

We may need to raise additional capital beyond funds raised from our issuance and sale of Series A Preferred Stock if we cannot fund our growth sufficiently through our operating cash flows. Should this occur, we may not be able to obtain debt or additional equity financing on favorable terms, if at all. We are also subject to certain restrictions for future financings as discussed in the risk factor “Our Series A Preferred Stock and Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations that are currently effective or become effective upon certain events, which limit our flexibility in operating our business”. If we raise additional equity financing our stockholders may experience significant dilution of their ownership interests and the per share value of our Common Stock could decline. If we engage in debt financings, the holders of the debt securities would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

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

To execute our business strategy, we must attract and retain highly qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we have experienced an extremely competitive hiring environment in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and the other countries in which we operate. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines or experiences significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required management, sales, marketing and support services personnel to profitably grow our business. We are currently seeking to recruit a Chief Financial Officer of the Company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,170 as of June 30, 2019 to over 1,340 as of June 30, 2020. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $24.1 million for the three months ended June 30, 2019 to $31.0 million for the three months ended June 30, 2020, an increase of $6.9 million or 29%. We currently have subsidiaries outside of the United States in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that economic challenges and possible recession will be exacerbated for an extended period in the wake of COVID-19. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, recent events, including the United Kingdom’s exit from the European Union (“Brexit”), change in U.S. trade policies and responsive changes in policy by foreign jurisdictions, governmental and multinational organizations' responses to the COVID-19 pandemic and similar geopolitical developments and uncertainty in the European Union and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

Based on the number of shares of Common Stock and convertible Series A Preferred Stock outstanding as of June 30, 2020, eleven of our stockholders have aggregate voting power of 75.6% of our outstanding capital stock. As of June 30, 2020, on an as-converted basis, (i) approximately 30.5% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 15.5% of our outstanding voting capital stock is beneficially owned by Seth Ravin, our Chief Executive Officer, (iii) approximately 9.3% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., and (iv) the remaining holders of our Series A Preferred Stock have aggregate voting power representing approximately 20.3% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as in-kind dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 56.8% as of June 30, 2020.

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

Each share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 15.8 million shares of Common Stock as of June 30, 2020 for the Series A Preferred Stock and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a payment-in-kind dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A Preferred Stock into Common Stock after July 19, 2021 if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

We may seek to engage in transactions in the future in respect of our outstanding Preferred stock, warrants or units, the result of which may also trigger some dilution and not achieve an improved capital structure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no sales of unregistered shares of the Company's securities during the quarter. The Company issued PIK Dividends as disclosed in Note 5 to the unaudited condensed financial statements included in Part I, Item I of this Report in satisfaction of the Company’s obligations as previously disclosed by the Company.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Mine Safety Disclosures.

        Not applicable.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits.

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1*+	Offer Letter to Gerard Brossard dated May 22, 2020	8-K	001-37397	10.1	June 5, 2020
10.2*+	Amendment dated June 3, 2020 to the Amended and Restated Employment Agreement by and between Rimini Street, Inc. and Seth A. Ravin dated as of January 6, 2017	8-K	001-37397	10.2	June 5, 2020
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2†	Certification of the Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1†	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2†	Certification of the Chief Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 104
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: August 5, 2020	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	/s/ Stanley Mbugua
Name: Stanley Mbugua
Title: Group Vice President and Chief Accounting Officer
(Principal Accounting Officer/Principal Financial Officer)