Form 10-Q
period 2020-09-30
Rimini Street, Inc.
filed 2020-11-05
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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
Yes ☐ No ☑
The registrant had approximately 76,285,000 shares of its $0.0001 par value common stock outstanding as of November 3, 2020.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$83,410	$37,952
Restricted cash	333	436
Accounts receivable, net of allowance of $889 and $1,608, respectively	67,335	111,574
Deferred contract costs, current	13,075	11,754
Prepaid expenses and other	11,569	15,205
Total current assets	175,722	176,921
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $11,041 and $9,847, respectively	4,988	3,667
Operating lease right-of-use assets	16,585	—
Deferred contract costs, noncurrent	19,847	16,295
Deposits and other	1,624	3,089
Deferred income taxes, net	1,546	1,248
Total assets	$220,312	$201,220
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,969	$2,303
Accrued compensation, benefits and commissions	35,574	27,918
Other accrued liabilities	17,034	23,347
Operating lease liabilities, current	4,309	—
Deferred revenue, current	179,512	205,771
Total current liabilities	240,398	259,339
Long-term liabilities:
Deferred revenue, noncurrent	24,785	29,727
Operating lease liabilities, noncurrent	13,256	—
Accrued PIK dividends payable	1,182	1,156
Other long-term liabilities	2,234	2,275
Total liabilities	281,855	292,497
Commitments and contingencies (Note 8)
Redeemable Series A Preferred Stock:
Authorized 180 shares; issued and outstanding 159 shares and 155 shares as of September 30, 2020 and December 31, 2019, respectively. Liquidation preference of $158,729, net of discount of $19,213 and $155,231, net of discount of $23,915, as of September 30, 2020 and December 31, 2019, respectively.	139,516	131,316
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 76,207 and 67,503 shares as of September 30, 2020 and December 31, 2019, respectively	8	7
Additional paid-in capital	105,587	93,484
Accumulated other comprehensive loss	(1,320)	(1,429)
Accumulated deficit	(305,334)	(314,655)
Total stockholders' deficit	(201,059)	(222,593)
Total liabilities, redeemable preferred stock and stockholders' deficit	$220,312	$201,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$82,518	$69,182	$238,952	$204,924
Cost of revenue	31,991	25,915	92,627	74,786
Gross profit	50,527	43,267	146,325	130,138
Operating expenses:
Sales and marketing	29,195	26,756	84,443	77,610
General and administrative	13,025	11,041	38,159	34,659
Litigation costs and related recoveries:
Professional fees and other costs of litigation	3,773	3,642	9,247	6,127
Litigation appeal refunds	—	—	—	(12,775)
Insurance costs and recoveries, net	—	(339)	1,062	4,000
Litigation costs and related recoveries, net	3,773	3,303	10,309	(2,648)
Total operating expenses	45,993	41,100	132,911	109,621
Operating income	4,534	2,167	13,414	20,517
Non-operating income and (expenses):
Interest expense	(10)	(27)	(35)	(375)
Other income (expenses), net	54	(329)	(731)	(629)
Income before income taxes	4,578	1,811	12,648	19,513
Income tax expense	(1,272)	(451)	(3,327)	(1,777)
Net income	3,306	1,360	9,321	17,736
Other comprehensive income:
Foreign currency translation gain (loss)	520	(262)	109	(331)
Comprehensive income	$3,826	$1,098	$9,430	$17,405

Net loss attributable to common stockholders	$(3,439)	$(5,159)	$(10,743)	$(1,133)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.08)	$(0.15)	$(0.02)
Weighted average number of shares of Common Stock outstanding:
Basic and diluted	72,377	66,696	69,521	65,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock, Shares
Beginning of period	68,530	66,387	67,503	64,193
Exercise of stock options for cash	976	714	1,540	2,399
Restricted stock units vested	601	8	1,064	165
Issuance of Common Stock in August 2020 Offering	6,100	—	6,100	—
Issuance of Common Stock in Private Placement, net	—	—	—	207
Issuance of Common Stock	—	—	—	145
End of period	76,207	67,109	76,207	67,109

Total Stockholders' Deficit, beginning of period	$(226,514)	$(215,550)	$(222,593)	$(225,398)
Common Stock, Amount
Beginning of period	7	7	7	6
Exercise of stock options for cash	—	—	—	1
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in August 2020 Offering, net	1	—	1	—
Issuance of Common Stock in Private Placement, net	—	—	—	—
Issuance of Common Stock	—	—	—	—
End of period	8	7	8	7
Additional Paid-in Capital
Beginning of period	83,959	101,887	93,484	108,347
Stock based compensation expense	2,189	1,621	5,425	3,829
Exercise of stock options for cash	1,081	907	1,639	2,875
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in August 2020 Offering, net	25,103	—	25,103	—
Issuance of Common Stock in Private Placement, net	—	—	—	935
Issuance of Common Stock	—	—	—	779
Accretion of discount on Series A Preferred Stock	(1,587)	(1,511)	(4,702)	(4,319)
Accrued dividends on Series A Preferred Stock:
Payable in cash	(3,968)	(3,852)	(11,817)	(11,192)
Payable in kind	(1,190)	(1,156)	(3,545)	(3,358)
End of period	105,587	97,896	105,587	97,896
Accumulated Other Comprehensive Loss
Beginning of period	(1,840)	(1,636)	(1,429)	(1,567)
Foreign currency translations gain (loss)	520	(262)	109	(331)
End of period	(1,320)	(1,898)	(1,320)	(1,898)
Accumulated Deficit
Beginning of period	(308,640)	(315,808)	(314,655)	(332,184)
Net income	3,306	1,360	9,321	17,736
End of period	(305,334)	(314,448)	(305,334)	(314,448)
Total Stockholders' Deficit, end of period	$(201,059)	$(218,443)	$(201,059)	$(218,443)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,321	$17,736
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	—	185
Stock-based compensation expense	5,425	3,829
Depreciation and amortization	1,321	1,462
Deferred income taxes	(275)	(15)
Amortization and accretion related to ROU assets	4,628	—
Other	8	141
Changes in operating assets and liabilities:
Accounts receivable	42,367	18,547
Prepaid expenses, deposits and other	4,656	(4,277)
Deferred contract costs	(4,872)	1,173
Accounts payable	1,712	(10,222)
Accrued compensation, benefits, commissions and other liabilities	(3,632)	1,789
Deferred revenue	(28,826)	(9,363)
Net cash provided by operating activities	31,833	20,985
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,159)	(1,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to issuance of Common Stock from August 2020 Offering	25,657	—
Payments for professional fees related to issuance of Common Stock from August 2020 Offering	(253)	—
Net proceeds from issuance of Series A Preferred Stock and Common Stock	—	9,110
Principal payments on borrowings	—	(2,555)
Payments for deferred offering and financing costs	—	(452)
Payments of cash dividends on Series A Preferred Stock	(11,750)	(10,883)
Principal payments on capital leases	(170)	(378)
Proceeds from exercise of employee stock options	1,639	2,875
Net cash provided by (used in) financing activities	15,123	(2,283)
Effect of foreign currency translation changes	(442)	(393)
Net change in cash, cash equivalents and restricted cash	45,355	16,955
Cash, cash equivalents and restricted cash at beginning of period	38,388	25,206
Cash, cash equivalents and restricted cash at end of period	$83,743	$42,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$37	$210
Cash paid for income taxes	2,165	1,778
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in August 2020 Public Offering:
Underwriter discounts and commissions	$1,650	$—
Underwriter expenses	143	—
Accrued professional fees related to the issuance of Common Stock	300	—
Discount on shares issued in Private Placements:
Fair value of 207 shares of Common Stock issued in 2019 for no consideration regarding their respective Private Placements	$—	$1,098
Original issuance discount on Series A Preferred Stock	—	500
Transaction costs	—	390
Issuance of 120 shares of Common Stock for consent regarding Private Placements	—	638
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$3,977	$3,859
Accrued PIK dividends	1,182	1,149
Accretion of discount on Series A Preferred Stock	4,702	4,319
Issuance of Series A Preferred Stock for PIK dividends	3,498	3,236

Purchase of equipment under capital lease obligations	$1,641	$206
Increase in payables for capital expenditures	2	—

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

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2019 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2020, and operating results for both the three and nine months ended September 30, 2020 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2020.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of September 30, 2020, the Company’s current liabilities exceeded its current assets by $64.7 million, and the Company earned net income of $3.3 million and $9.3 million, for the three months and the nine months ended September 30, 2020. As of September 30, 2020, the Company had available cash, cash equivalents and restricted cash of $83.7 million. As of September 30, 2020, the Company's current liabilities included $179.5 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 39% of the related deferred revenue for the three months ended September 30, 2020.

As discussed in Note 6, the Company completed a firm commitment underwritten public offering on August 18, 2020 (the “August 2020 Offering”) of 6.1 million shares of its Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Underwriter discounts and commissions were $1.7 million and the underwriter expenses were $0.1 million. The Company also incurred additional professional fees of $0.6 million as part of the transaction, resulting in net proceeds from the August 2020 Offering of approximately $25.1 million. The Company intends to use the net proceeds from the August 2020 Offering for working capital and other general corporate purposes.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, the Company is obligated to make operating and capital lease payments that are due within the next 12 months in the aggregate amount of $7.0 million. In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. Assuming that, after the issuance date of these financial statements, the Company’s ability to operate continues not to be significantly adversely impacted by the COVID-19 pandemic, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

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

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the fiscal year 2020:

In February 2016, Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases, which requires organizations that lease assets (“lessees”) to recognize on the balance sheet the right of use ("ROU") assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months and to disclose key information about leasing arrangements. Under the new standard, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by management, are also required. The Company adopted ASC 842 using the modified retrospective method on January 1, 2020. See Note 12 for the disclosure on the impact of adopting this standard.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements, which provides new guidance on disclosures related to fair value measurements. The guidance is intended to improve the effectiveness of the notes to financial statements by facilitating clearer communication, and it includes multiple new, eliminated and modified disclosure requirements. The guidance was effective for the Company in January 2020. The adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions to the general income tax accounting principles, and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance is effective for the Company as of January 1, 2021. The Company is assessing the impact of the adoption of this guidance on its Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-1, Investments—Equity Securities (Topic 321), Investments - Equity and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The guidance clarifies interactions between current accounting standards on equity securities, equity method and joint ventures, and derivatives and hedging. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The new guidance is effective for the Company as of January 1, 2021. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The guidance eliminates the beneficial conversion and cash conversion accounting for convertible instruments. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The new guidance is effective for the Company as of January 1, 2022. The Company is assessing the impact of the adoption of this guidance on its Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs for the three and nine months ended September 30, 2020 and 2019 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Deferred contract costs, current and noncurrent, as of the beginning of period	$29,384	$25,947	$28,049	$27,080
Capitalized commissions during the period	7,123	3,104	15,165	8,039
Amortized deferred contract costs during the period	(3,585)	(3,144)	(10,292)	(9,212)
Deferred contract costs, current and noncurrent, as of the end of period	$32,922	$25,907	$32,922	$25,907

Deferred revenue activity for the three and nine months ended September 30, 2020 and 2019 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Deferred revenue, current and noncurrent, as of the beginning of period	$218,506	$204,845	$235,498	$196,706
Billings, net	68,309	51,262	207,751	195,143
Revenue recognized	(82,518)	(69,182)	(238,952)	(204,924)
Deferred revenue, current and noncurrent, as of the end of period	$204,297	$186,925	$204,297	$186,925

The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. As of September 30, 2020, the remaining transaction price included in deferred revenue was $179.5 million in current and $24.8 million in noncurrent.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

As of September 30, 2020 and December 31, 2019, other accrued liabilities consist of the following (in thousands):

	2020	2019
Accrued sales and other taxes	$2,587	$5,752
Accrued professional fees	4,936	4,367
Accrued dividends on Redeemable Series A Preferred Stock	3,977	3,889
Current maturities of capital lease obligations	449	222
Income taxes payable	1,471	1,091
Appeal proceeds payable to insurance company	—	4,388
Other accrued expenses	3,614	3,638
Total other accrued liabilities	$17,034	$23,347

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Accretion expense for GP Sponsor note payable	$—	$—	$—	$185
Interest on other borrowings	10	27	35	190
Total interest expense	$10	$27	$35	$375

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

Pursuant to the 2018 SPA, the Purchasers acquired an aggregate of 140,000 shares of Series A Preferred Stock, 2.9 million shares of Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date, for an aggregate purchase price equal to $133.0 million in cash (after taking into account a discount of $7.0 million, but before the incremental and direct transaction costs associated with the Private Placement of $4.6 million). The allocation of the net proceeds as of the Closing Date, along with changes in the net carrying value of the Series A Preferred Stock through September 30, 2020 are set forth below (dollars in thousands):

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The changes in the net carrying value of Series A Preferred Stock from December 31, 2019 to September 30, 2020 are set forth below (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Net carrying value as of December 31, 2019	155,231	$131,316
Issuance of shares to settle PIK Dividends on January 2, 2020	1,170	1,170
Accretion of discount for the three months ended March 31, 2020	—	1,547
Issuance of shares to settle PIK Dividends on April 1, 2020	1,153	1,153
Accretion of discount for the three months ended June 30, 2020	—	1,567
Issuance of shares to settle PIK Dividends on July 1, 2020	1,175	1,175
Accretion of discount for the three months ended September 30, 2020	—	1,588
Net carrying value as of September 30, 2020	158,729	$139,516

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

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to, from the respective issuance date, a cash dividend of 10.0% per annum (the “Cash Dividends”) and a payment-in-kind dividend of 3.0% per annum (the “PIK Dividends” and, together with the Cash Dividends, the “Dividends”) for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of September 30, 2020 and December 31, 2019 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

As required under the CoD, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the third quarter of 2020 were settled on October 1, 2020 to holders of record on September 16, 2020. Accordingly, the Company accrued a current liability for accrued Cash Dividends through September 30, 2020 for $4.0 million.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A long-term liability was recorded for $1.2 million of PIK Dividends that accrued through September 30, 2020, and that were settled through the issuance of 1,182 shares of Series A Preferred Stock on October 1, 2020. Presented below is a summary of total and per share dividends declared through September 30, 2020 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total	Dividends
	Cash	PIK	Dividends	Per Share
Dividends payable as of December 31, 2019	$3,889	$1,156	$5,045	$32.50
Cash Dividends @ 10% per annum	3,910	—	3,910	25.00
PIK Dividends @ 3% per annum	—	1,167	1,167	7.46
Fractional PIK shares settled for cash	6	—	6	0.04
Less dividends settled January 2, 2020	(3,931)	(1,170)	(5,101)	(32.61)
Dividends payable as of March 31, 2020	3,874	1,153	5,027	32.14
Cash Dividends @ 10% per annum	3,939	—	3,939	25.00
PIK Dividends @ 3% per annum	—	1,175	1,175	7.46
Fractional PIK shares settled for cash	7	—	7	0.04
Less dividends settled April 1 , 2020	(3,874)	(1,153)	(5,027)	(31.91)
Dividends payable as of June 30, 2020	3,946	1,175	5,121	32.50
Cash Dividends @ 10% per annum	3,968	—	3,968	25.00
PIK Dividends @ 3% per annum	—	1,182	1,182	7.45
Fractional PIK shares settled for cash	9	—	9	0.06
Less dividends settled July 1, 2020	(3,946)	(1,175)	(5,121)	(32.26)
Dividends payable as of September 30, 2020	$3,977	$1,182	$5,159	$32.50

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 15.8 million shares of Common Stock based on 158,729 shares of Series A Preferred Stock outstanding as of September 30, 2020. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock equal to the amount that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent Event

On October 30, 2020, the Company entered into an agreement with certain of the holders of its Series A Preferred Stock (the “Stock Repurchase Agreement”) to repurchase 5,000 shares of Series A Preferred Stock and the associated obligations pursuant to the Company’s Convertible Secured Promissory Notes outstanding in respect thereof (the “Note Obligations”) for an aggregate purchase price of approximately $4.5 million representing a discount to the face value of such shares of Series A Preferred Stock and no make-whole payments were required. The Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties and waivers relating to the purchased shares of Series A Preferred Stock.

Upon the closing of the transactions contemplated by the Stock Repurchase Agreement, the shares of Series A Preferred Stock purchased by the Company were retired (and the underlying Note Obligations cancelled) and are not eligible for re-issuance by the Company in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock.

NOTE 6—COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Offering

On August 18, 2020, the Company completed a firm commitment underwritten public offering (the "August 2020 Offering") of 6.1 million shares of its Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Underwriter discounts and commissions were $1.7 million and the underwriter expenses were $0.1 million. The Company also incurred additional professional fees of $0.6 million as part of the transaction, resulting in net proceeds from the August 2020 Offering of approximately $25.1 million. The Company intends to use the net proceeds from the August 2020 Offering for working capital and other general corporate purposes.

Stock Option Plans

The Company’s stock option plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 25, 2020, the Board of Directors authorized an increase of approximately 2.7 million shares available for

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 9 to the Company’s consolidated financial statements for the year ended December 31, 2019, included in the 2019 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the nine months ended September 30, 2020.

Restricted Stock Units

For the nine months ended September 30, 2020, the Board of Directors granted restricted stock units (“RSUs”) under the 2013 Plan for an aggregate of approximately 1.4 million shares of Common Stock to employees and to non-employee directors of the Company. Other than the RSU grants to continuing directors, which vest on January 2, 2021, and the grant to the Company's non-employee director first elected in June 2020, which vests in part on the first and second anniversary of grant, these RSUs vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $4.98 per share, the aggregate fair value for the shares underlying the RSUs amounted to $7.1 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense related to RSUs of approximately $1.8 million and $1.1 million was recognized for the three months ended September 30, 2020 and 2019, respectively. Compensation expense related to RSUs of $4.3 million and $2.1 million was recognized for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the unrecognized expense of $11.5 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 2.0 years.

Stock Options

For the nine months ended September 30, 2020, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.5 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the nine months ended September 30, 2020 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2019	8,677	$4.55	4.9
Granted	464	4.64
Forfeited	(225)	6.09
Expired	(137)	6.29
Exercised	(1,540)	1.06
Outstanding, September 30, 2020 (3)(4)	7,239	5.22	5.3
Vested, September 30, 2020 (3)	5,992	5.12	4.6

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of September 30, 2020, the aggregate intrinsic value of all stock options outstanding was $2.5 million. As of September 30, 2020, the aggregate intrinsic value of vested stock options was $2.5 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.1 million shares as of September 30, 2020.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the nine months ended September 30, 2020 (in thousands):

Available, December 31, 2019	2,884
Newly authorized by Board of Directors	2,700
Stock options granted	(464)
Restricted stock units granted	(1,418)
Expired options under Stock Plans	137
Forfeited options under Stock Plans	225
Forfeited restricted stock units under Stock Plans	167
Available, September 30, 2020	4,231

The aggregate fair value of approximately 0.5 million stock options granted for the nine months ended September 30, 2020 amounted to $0.8 million, or $1.76 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the nine months ended September 30, 2020, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	39%
Dividend yield	0%
Risk-free interest rate	0.56%
Fair value per common share on date of grant	$4.64

As of September 30, 2020 and December 31, 2019, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $1.6 million and $2.2 million, respectively. As of September 30, 2020, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.71.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$303	$247	$866	$625
Sales and marketing	734	484	1,994	1,132
General and administrative	1,152	890	2,565	2,072
Total	$2,189	$1,621	$5,425	$3,829

Warrants

As of September 30, 2020, warrants were outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 9 to the Company’s consolidated financial statements for the year ended December 31, 2019, included in the 2019 Form 10-K.

NOTE 7 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant US tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020 (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). The Company has elected to defer payroll tax payments which totaled $2.5 million as of September 30, 2020, but it has not yet completed its evaluation of the remaining provisions.

For the three months ended September 30, 2020 and 2019, the Company's effective tax rate was 27.8% and 24.9% respectively. For the nine months ended September 30 2020 and 2019, the Company's effective tax rate was 26.3% and 9.1%, respectively. The Company's income tax expense was primarily attributable to earnings in foreign jurisdictions subject to income taxes. For the three months and nine months ended September 30, 2020 and 2019, no income tax expense was recorded in the United States as a result of historical net operating losses being incurred. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three or nine months ended September 30, 2020 and 2019.

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

The amounts above do not include the impact of purchasing 5,000 shares of Series A Preferred Stock on October 30, 2020 as discussed in Note 5.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company's contributions to these plans totaled $0.7 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. The Company's matching contribution to the plan totaled $2.0 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Rimini I Litigation

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (the “District Court”) (“Rimini I”), against the Company and its Chief Executive Officer, Seth Ravin, alleging that certain of the Company’s processes ("Process 1.0") violated Oracle’s license agreements with its customers and that the Company committed acts of copyright infringement and violated other federal and state laws. The litigation involved the Company’s business processes and the manner in which the Company provided services to its clients.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of such judgment was paid by the Company’s insurance carriers (for additional information on this topic, see Note 11 of the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

Proceeds from U.S. Supreme Court Decision

The total judgment paid by the Company and its insurance carriers reflects a reduction of approximately $12.8 million that the Company had previously paid to Oracle (plus interest of $0.2 million), representing an award of non-taxable expenses to Oracle that was eventually overturned by unanimous decision of the U.S. Supreme Court in March 2019. As mandated by the U.S. Supreme Court, $13.0 million (the principal amount plus post-judgment interest) was refunded to the Company by Oracle in April 2019. A portion of the funds received by the Company will be shared on a pro rata basis with an insurance company that had paid for part of the judgment and a portion of Rimini’s defense costs. This reimbursement will reflect a deduction of the costs of the Company’s past and pending appeal and remand proceedings. As a result of the U.S. Supreme Court decision, the Company recognized a recovery of the non-taxable expenses for $12.8 million and interest income of $0.2 million for the year ended December 31, 2019, excluding any contractual amounts due to the insurance company. The Company recognized costs of $1.1 million for the nine months ended September 30, 2020, as the Company revised its current estimate of the amounts owed to the insurance company (for portions of all previously-paid judgments refunded to the Company on appeal, including the proceeds from the U.S. Supreme Court Decision) to $5.5 million as of September 30, 2020 (for additional information on this topic, see Note 11 of the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

As a result of the injunction, the Company expects to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices ("Process 2.0") that are being litigated in the “Rimini II” lawsuit (as defined below) and that have not been found to be infringing. On July 10, 2020, Oracle filed a motion to show cause contending that the Company is in contempt of the injunction.

The Company filed a response to Oracle’s motion on July 31, 2020. The matter is fully briefed to the District Court and there is no known timeline for a court ruling. At this time, the Company does not have sufficient information regarding possible damages for the contempt asserted by Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. Because the Company believes that it has complied with the injunction and that an award for damages and/or attorneys’ fees is not probable, no accrual has been made as of September 30, 2020. If the District Court grants Oracle’s motion to show cause and if the Company is later found to be in contempt of the injunction, Oracle may seek equitable, punitive and compensatory relief, the outcome of which may have a material adverse effect on the Company’s business and financial condition.
Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that the Company’s Process 2.0 support practices, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). Oracle filed counterclaims alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I, but limited to clients not addressed in Rimini I, and (ii) new allegations that the Company’s Process 2.0 support practices also infringe Oracle copyrights. Oracle’s counterclaims also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, unjust enrichment/restitution and violation of the Digital Millennium Copyright Act. Oracle also sought an accounting. In December 2016, the Company filed an amended complaint against Oracle,

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adding claims for intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. Oracle then amended its counterclaims to include requesting declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. By stipulation of the parties, the District Court granted the Company’s motion to file the Company’s third amended complaint to add claims arising from Oracle’s purported revocation of the Company’s access to its support websites on behalf of the Company’s clients, which was filed and served in May 2017. In September 2017, the District Court issued an order granting in part and denying in part the Company’s motion to dismiss Oracle’s third amended counterclaims. The District Court granted the Company’s motion to dismiss Oracle’s intentional interference with prospective economic advantage and unjust enrichment counterclaims.

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

Fact discovery with respect to the above action substantially ended in March 2018, and expert discovery ended in September 2018. In October 2018, the Company and Oracle each filed motions for summary judgment. On September 15, 2020, the District Court issued an order resolving the parties’ seven motions for summary judgment. It found infringement of 17 Oracle PeopleSoft copyrights for work Rimini Street performed for a set of “gap customers” that were acquired after Rimini I was filed and that were using the Process 1.0 support practices before the transition to the Process 2.0 support practices was complete. The District Court also found infringement of four Oracle PeopleSoft copyrights involving support of two specific Company clients. The District Court noted that these two matters were “limited cases” and involved “limited circumstance[s].” There was no finding of infringement on any other Oracle copyrights at issue. All other copyright-related disputes, including the lawfulness of Process 2.0, were not resolved by the order and will be decided by the Rimini II jury at trial.

The order also resolved several of the non-copyright claims asserted by the parties. The District Court’s principal findings were: (i) to allow the Company’s claim for injunctive relief against Oracle for unfair competition in violation of the California Business & Professions Code §17200 et seq. to proceed to trial; (ii) granting summary judgment for Oracle on the Company’s affirmative claims for damages under the Nevada and California unfair and deceptive trade practices statutes; and (iii) holding that Oracle had the right to revoke the Company’s access to its websites. The Court also reiterated that the Company has the legal right to provide aftermarket support for Oracle’s enterprise software.

As of this date, no damages of any kind have been awarded by the District Court in Rimini II. Damages, if any, will be a decision for the Rimini II jury. The Company reserves all rights, including appellate rights, with respect to the September 2020 District Court order and all other District Court and jury rulings and findings in Rimini II. There is currently no trial date scheduled, and while the Company does not expect a trial to occur in this matter earlier than the first half of 2022, the trial could occur earlier or later than that.

At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle. As to the claims asserted by Oracle, in Case 1, the jury awarded damages in the form of a fair market value license of $35.4 million for the 93 copyrighted works at issue, which the Company has paid. The parties dispute the relevance of that award for Case 2, and the Court has not yet resolved that dispute. The Company maintains that zero damages should be awarded in Case 2. A jury will ultimately determine what amount, if any, of damages to award. Both parties have sought injunctive relief in addition to monetary damages in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. The Company also believes that an award for damages payable to Oracle is not probable, so no accrual has been made as of September 30, 2020. However, as with any jury trial, the ultimate outcome may be different from our best estimates and could have material adverse impact on our financial results and our business.

Other Litigation

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $14.7 million and $22.7 million as of September 30, 2020 and December 31, 2019, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

Upon consummation of the merger with GP Investments Acquisition Corp. ("GPIA") in May 2017, an outstanding note payable to GP Sponsor with an initial face amount of approximately $3.0 million was assumed by the Company. An affiliate of GP Sponsor is a member of the Company's Board of Directors. This note was originally non-interest bearing and was not due and payable until the outstanding principal balance under the former Credit Facility was less than $95.0 million. At the inception of this note, the maturity date was expected to occur in June 2020 based on the scheduled principal payments under the former Credit Facility. Interest was initially imputed under this note payable at the rate of 15.0% per annum. The net carrying value of this note payable was $2.4 million as of December 31, 2018, and the Company recognized accretion expense of $0.2 million for the nine months ended September 30, 2019. This note payable was amended twice in 2018, which resulted in further changes to the effective interest rate and maturity date.

The second amendment to the loan agreement was effective on December 21, 2018, and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as debt discounts and issuance costs (“DDIC”) that was being accreted through the maturity date. In addition, the second amendment provided for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The Company made principal and interest payments totaling $2.7 million during the nine months ended September 30, 2019. The effective interest rate for accretion of DDIC was 26.4% for the period from December 21, 2018 through June 28, 2019. The note was paid off on June 28, 2019.

An affiliate of Adams Street Partners ("ASP") is a member of the Company’s Board of Directors. As of September 30, 2020, ASP owned approximately 31.1% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement discussed in Note 5 for total consideration of approximately $19.2 million. As of September 30, 2020, ASP had voting control of approximately 27.9% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with its 20,347 shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the Company's amended Credit Facility, ASP owned a $10.0 million indirect interest in the amended Credit Facility.

NOTE 10 —EARNINGS (LOSS) PER SHARE

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock to be calculated using the two-class method. The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. Accordingly, in periods in which the Company has net income, earnings per share will be computed using the two-class method whereby the pro rata dividends on Common Stock that are also distributable to the holders of Series A Preferred Stock will be deducted from earnings applicable to common stockholders, regardless of whether a dividend is declared for such undistributed earnings. Under the two-class method, earnings for the reporting period are allocated between the holders of the Company's Common Stock and the Series A Preferred Stock based on their respective participation rights in undistributed earnings.

Basic earnings per share of Common Stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of basic Common Stock outstanding. Net income allocated to the holders of the Company's Series A Preferred Stock is calculated based on the shareholders’ proportionate share of the weighted average shares of Common Stock outstanding on an if-converted basis. Diluted earnings per share of Common Stock is calculated by adjusting the basic earnings per share of Common Stock for the effects of potential dilutive Common Stock shares outstanding such as stock options, restricted stock units and warrants.
For both the three and nine months ended September 30, 2020 and 2019, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following table sets forth the computation of basic and diluted net income attributable to common stockholders for both the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income attributable to common stockholders:
Net income	$3,306	$1,360	$9,321	$17,736
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(3,968)	(3,852)	(11,817)	(11,192)
PIK dividends declared	(1,190)	(1,156)	(3,545)	(3,358)
Accretion of discount	(1,587)	(1,511)	(4,702)	(4,319)
	(3,439)	(5,159)	(10,743)	(1,133)
Undistributed earnings allocated using the two-class method	—	—	—	—
Net loss attributable to common stockholders	$(3,439)	$(5,159)	$(10,743)	$(1,133)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of shares of Common Stock outstanding	72,377	66,696	69,521	65,625
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	15,873	15,408	15,756	14,926
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	88,250	82,104	85,277	80,551
Percentage of shares allocable to Series A Preferred Stock	18.0%	18.8%	18.5%	18.5%
Weighted average number of shares of Common Stock outstanding:
Basic	72,377	66,696	69,521	65,625
Effect of dilutive securities:
Warrants	—	—	—	—
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Diluted	72,377	66,696	69,521	65,625
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.08)	$(0.15)	$(0.02)

For the three months and nine months ended September 30, 2020 and 2019, basic and diluted loss per share attributable to common stockholders were the same because all Common Stock equivalents were anti-dilutive.

As of September 30, 2020 and 2019, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

	2020	2019
Series A Preferred Stock	15,873	15,408
Restricted stock units	3,096	2,887
Stock options	7,239	9,312
Warrants	18,128	18,128
Total	44,336	45,735

NOTE 11 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 5, the fair value for the Company's Series A Preferred Stock issuances on June 20, 2019, March 7, 2019 and July 19, 2018 were determined to be $3.0 million, $5.3 million and $126.8 million, respectively, which were utilized to determine the basis for allocating the net proceeds. The fair value was determined by utilizing a combination of a discounted cash flow methodology related to funds generated by the Series A Preferred Stock, along with the BSM option-pricing model in relation to the conversion feature. Key assumptions applied for the discounted cash flow and BSM analysis included (i) three different scenarios whereby the Series A Preferred Stock would remain outstanding between 4 and 5 years along with a probability weighting assigned to each scenario, (ii) an implied yield of the Series A Preferred Stock ranging from 20.9% to 22.9% calibrated to the transaction values as of June 20, 2019, March 7, 2019 and July 19, 2018, respectively, (iii) risk-free interest rates of 1.72%, 2.44% and 2.8% and (iv) historical volatility of 30.0%.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. As of September 30, 2020, the Company does not have any assets or liabilities that are carried at fair value on a recurring basis.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entity. The following table shows revenues by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States of America	$48,160	$44,641	$142,982	$133,126
International	34,358	24,541	95,970	71,798
Total	$82,518	$69,182	$238,952	$204,924

No clients represented more than 10% of revenue for both the three months and nine months ended September 30, 2020 or 2019. As of September 30, 2020 and December 31, 2019, no clients accounted for more than 10% of total net accounts receivable.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2020 and December 31, 2019, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $65.2 million and $33.1 million, respectively. As of September 30, 2020 and December 31, 2019, the Company had restricted cash of $0.3 million and $0.4 million, respectively. The Company has never experienced any losses related to these balances.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LEASES

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the prospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current period measurement or recognition of results. The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days notice with a penalty. The Company's leases have various remaining lease terms ranging from November 2020 to January 2027. The Company's lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company's lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable portion of lease payments is not included in the Company's ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling and administrative expenses on the Consolidated Statements of Operations.

The Company has lease agreements with both lease and non-lease components that are treated as a single lease component for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company's leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of September 30, 2020, the Company did not have any material additional operating leases that have not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating lease expense related to ROU assets and liabilities	$1,581	$4,628
Other lease expense	231	846
Total lease expense	$1,812	$5,474

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	September 30, 2020
Operating lease right-of-use assets, noncurrent	$16,585

Operating lease liabilities, current	$4,309
Operating lease liabilities, noncurrent	13,256
Total operating lease liabilities	$17,565

As of January 1, 2020, the Company had total operating lease right-of use assets of $18.8 million and total operating lease liabilities of $20.0 million.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted Average Remaining Lease Term	Years
Operating leases	4.65
Weighted Average Discount Rate
Operating leases	11.0%

Maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Year ending September 30:
2021	$5,999
2022	4,935
2023	3,184
2024	2,704
2025	2,470
Thereafter	3,223
Total future undiscounted lease payments	22,515
Less imputed interest	(4,950)
Total	$17,565

For the three months and the nine months ended September 30, 2020, the Company paid $1.6 million and $4.6 million, respectively, for operating lease liabilities.

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

    As of September 30, 2020, we employed over 1,380 professionals and supported over 2,360 active clients globally, including 72 Fortune 500 companies and 16 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended September 30, 2020 and 2019, we generated revenue of $82.5 million and $69.2 million, respectively, representing an increase of 19%. We have a history of losses, and as of September 30, 2020, we had an accumulated deficit of $305.3 million. Approximately 58% and 65% of our revenue was generated in the United States for the three months ended September 30, 2020 and 2019, respectively. Approximately 42% and 35% of our revenue was generated in foreign jurisdictions for the three months ended September 30, 2020 and 2019, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of September 30, 2020, we have no outstanding contractual debt obligations.

Impact of COVID-19

During the third quarter of 2020, we continued investing for long-term growth. However, as we neared the end of the first quarter of 2020, the emergence of the COVID-19 pandemic took hold and is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented multiple measures aiming to contain the spread of the virus, including social distancing, travel restrictions, border closures, quarantine guidance following travel to certain jurisdictions, limitations on public gatherings and continued closures of certain non-essential businesses. As a result, to protect the health and well-being of our employees, clients and the communities in which we operate, we transitioned as many of our employees as possible to a work-at-home model, temporarily closed our offices worldwide, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We believe these measures have been successful and have not significantly affected our financial results for the three and nine months ended September 30, 2020. We have implemented business continuity measures and will continue to respond to the COVID-19 pandemic as circumstances dictate.

As a result of the measures that we have taken in response to the COVID-19 pandemic described above, we have realized reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world (that began mid-March 2020 and are expected to continue through at least December 2020). While some of our offices have partially re-opened with limited staffing, our offices will not fully re-open until local authorities permit us to and our own criteria and conditions to ensure employee health and safety are satisfied. We continue to expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19. For example, in March 2020, we paid COVID-19 special bonuses to certain of our employees to help with pandemic-related special costs and for the few of our employees who have tested positive for COVID-19. We have authorized COVID-19 special bonuses during pandemic that have been paid throughout 2020. The cost of these special bonuses were more than offset by the cost reductions relating to travel and in-person marketing event fees and expenses described above.

The COVID-19 pandemic had no significant net impact on our revenue or results of operations during the third quarter of 2020, and we continued to deliver uninterrupted and critical support services to our clients during this period. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place throughout the world. While we did implement discounted or extended payment terms for certain of our clients, in most cases it was in exchange for contractual concessions favorable to us, for example, extended contract terms or marketing support for references, and the collective impact of such changes was not material to our results. However, the COVID-19 pandemic has impacted business markets worldwide, primarily due to the uncertainty relating to the continued effects of the pandemic. As a result, we have experienced some clients not renewing our services as their businesses have been adversely impacted during the pandemic. Despite this, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental and business actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as our clients’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance. As such, the effects of the COVID-19 pandemic may not be fully reflected in our financial results until future periods. Refer to "Risk Factors" (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law in the United States to address the economic impact of the COVID-19 pandemic. We have elected to defer payroll tax payments which totaled $2.5 million as of September 30, 2020 as permitted by the CARES Act (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

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

On August 18, 2020, we completed a firm commitment underwritten public offering (the "August 2020 Offering") of 6.1 million shares of our Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Net proceeds from the August 2020 Offering were approximately $25.1 million after deducting underwriting discounts and offering expenses. We intend to use the net proceeds from the August 2020 Offering for working capital and other general corporate purposes. Reference is made to Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for information about the August 2020 Offering.

    Additionally, reference is made to Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments in our litigation with Oracle.

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of September 30, 2020 and 2019, we had over 2,360 and 2,030 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of September 30, 2020 and 2019, we had over 1,280 and 1,150 unique clients, respectively.

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

Annualized recurring revenue

    We recognize subscription revenue on a daily basis. We define annualized recurring revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base assuming no cancellations or price changes occur during that period. Subscription revenue excludes any non-recurring revenue, which has been insignificant to date.

    Our annualized recurring revenue was $327 million and $275 million as of September 30, 2020 and 2019, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92% for both the 12 months ended September 30, 2020 and 2019, respectively.

Gross profit percentage

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by revenue. Our gross profit percentage was approximately

61.2% and 62.5% for the three months ended September 30, 2020 and 2019, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

    Our consolidated statements of operations for the three months ended September 30, 2020 and 2019, are presented below (in thousands):

	Three Months Ended September 30,		Variance
	2020	2019	Amount	Percent
Revenue	$82,518	$69,182	$13,336	19.3%
Cost of revenue:
Employee compensation and benefits	20,996	17,518	3,478	19.9%
Engineering consulting costs	5,656	3,698	1,958	52.9%
Administrative allocations (1)	3,544	3,035	509	16.8%
All other costs	1,795	1,664	131	7.9%
Total cost of revenue	31,991	25,915	6,076	23.4%
Gross profit	50,527	43,267	7,260	16.8%
Gross margin	61.2%	62.5%
Operating expenses:
Sales and marketing	29,195	26,756	2,439	9.1%
General and administrative	13,025	11,041	1,984	18.0%
Litigation costs and related recoveries, net	3,773	3,303	470	14.2%
Total operating expenses	45,993	41,100	4,893	11.9%
Operating income	4,534	2,167	2,367	109.2%
Non-operating income and (expenses):
Interest expense	(10)	(27)	17	(63.0)%
Other income (expenses), net	54	(329)	383	(116.4)%
Income before income taxes	4,578	1,811	2,767	152.8%
Income tax expense	(1,272)	(451)	(821)	182.0%
Net income	$3,306	$1,360	$1,946	143.1%

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

    Revenue. Revenue increased from $69.2 million for the three months ended September 30, 2019 to $82.5 million for the three months ended September 30, 2020, an increase of $13.3 million or 19%. The increase was driven by an 10% increase in the average number of unique clients from 1,132 for the three months ended September 30, 2019 to 1,246 for the three months ended September 30, 2020. On a geographic basis, United States revenue grew from $44.6 million for the three months ended September 30, 2019 to $48.2 million for the three months ended September 30, 2020, an increase of $3.5 million or 8%. Our International revenue grew from $24.5 million for the three months ended September 30, 2019 to $34.4 million for the three months ended September 30, 2020, an increase of $9.8 million or 40%. Our international revenue growth was led by strong results from our Asia-Pacific region.

    Our former multi-draw term loan financing agreement (the "Credit Facility") included covenants that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during fiscal 2017. These covenants became less restrictive beginning in October 2017 when the Credit Facility was amended and were eliminated in July 2018 as a result of the termination of the Credit Facility. The October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017. However, even though we are currently increasing our sales and marketing spending, it can take several quarters before these efforts are expected to translate into revenue. In addition, beginning in the second quarter of 2017 some potential sales transactions were adversely affected by certain competitive actions, and we are encountering increased competitive discounting by enterprise software vendors. Despite these constraints, our quarter-over-quarter revenue growth increased from approximately 9% for the third quarter of 2019 to 19% for the third quarter of 2020.

    Cost of revenue. Cost of revenue increased from $25.9 million for the three months ended September 30, 2019 to $32.0 million for the three months ended September 30, 2020, an increase of $6.1 million or 23%. The key drivers related to the cost of revenue increase were a $3.5 million increase in compensation costs, a $2.0 million increase in engineering consulting costs and an increase of $0.1 million of other costs. The compensation cost increase was attributable to an increase of 20% in the average number of employees required to support the revenue growth. In addition, administrative allocations increased $0.5 million as facility, technology and security costs increased.

As discussed in Note 8 to our consolidated financial statements included in Part 1, Item 1 of this Report, following post-trial motions, the United States District Court for the District of Nevada (the "District Court") entered a permanent injunction prohibiting us from using certain processes, including processes adjudicated as infringing at trial, that we ceased using no later than July 2014, which we subsequently appealed to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”), arguing on appeal that the injunction is vague and contains overly-broad language that could be read to cover some of our current business practices that were not adjudicated to be infringing at trial and that the injunction should not have been issued under applicable law. After multiple rounds of remand and appeal, in August 2019, the Court of Appeals entered an order affirming the permanent injunction. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code. A copy of the injunction is publicly available in the case docket. As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices (“Process 2.0”) that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing. On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction. We filed a response to Oracle’s motion on July 31, 2020. The matter is fully briefed to the District Court, and there is no known timeline for a court ruling.

    Gross profit. Gross profit increased from $43.3 million for the three months ended September 30, 2019 compared to $50.5 million for the three months ended September 30, 2020, an increase of $7.3 million or 17%. Gross margin for the three months ended September 30, 2019 was 62.5% compared to 61.2% for three months ended September 30, 2020. For the three months ended September 30, 2020, total cost of revenue increased by 23%, compared to an increase in revenue of 19% for the three months ended September 30, 2020. As a result, our gross profit margin decreased by 1.3% period over period. The decline in gross margin reflects, in part, our investment in the launch of new products and services, including our new AMS product.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses declined from 39% for the three months ended September 30, 2019 to 35% for the three months ended September 30, 2020. In dollar terms, sales and marketing expenses increased from $26.8 million for the three months ended September 30, 2019 to $29.2 million for the three months ended September 30, 2020, an increase of $2.4 million or 9%. This increase was primarily due to (i) an increase in employee compensation and benefits of $1.5 million, (ii) an increase in marketing promotional expenses and advertising expenses of $2.0 million and (iii) an increase in other costs of $0.6 million. These increases were offset, in part, by (iv) a decrease in travel expenses of $1.4 million, (v) a decrease of trade show expenses of $0.2 million and (vi) a decrease in administrative allocations of $0.1 million. We continue to accelerate our future revenue growth by investing in more resources.

    The $1.5 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended September 30, 2020, was primarily due to an increase in salaries, wages and benefit costs of $0.6 million due to a 1% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $0.9 million.

    General and administrative expenses. General and administrative expenses increased from $11.0 million for the three months ended September 30, 2019 to $13.0 million for the three months ended September 30, 2020, an increase of $2.0 million or 18%. This increase was comprised of several items, which included increased costs in salaries, wages and benefits of $2.3 million as the average number of employees increased by 40 or 17%, an increase in rent and facility costs of $0.3 million and an increase of our computer software and license costs of $0.4 million for the three months ended September 30, 2020. In addition, we had an increase in outside services of $0.7 million due in part to system implementations and compliance in the current period. These unfavorable variances were offset, in part, by favorable variances including a decrease in other costs of

$0.6 million, a decrease in travel expenses of $0.5 million, an increase in administrative allocations of $0.4 million from general and administrative expenses, a reduction in contract labor of $0.3 million and a decrease in recruitment costs of $0.1 million.

Looking forward on a quarter-over-quarter basis, we are monitoring the demand for our services in light of the COVID-19 pandemic related environment and will adjust our spend accordingly. However, we expect to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with no longer being classified as an “emerging growth company” for purposes of SEC reporting. Public company costs that are expected to increase in the future include costs relating to initial compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act, additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, not taking into account temporary reductions in certain expenses resulting from the COVID-19 pandemic, we expect our general and administrative expenses related to public company costs will continue to increase in future periods.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended September 30, 2020 and 2019, consist of the following (in thousands):

	2020	2019	Change
Professional fees and other costs of litigation	$3,773	$3,642	$131
Litigation appeal refunds	—	—	—
Insurance costs and recoveries, net	—	(339)	339
Litigation costs and related recoveries, net	$3,773	$3,303	$470

    Professional fees and other costs associated with litigation increased from $3.6 million for the three months ended September 30, 2019 to $3.8 million for the three months ended September 30, 2020, an increase of $0.1 million. This increase was primarily due to increased costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the three months ended September 30, 2020.

    In May 2018, we appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). A portion of the award received by us was shared on a pro rata basis with an insurance company that had paid for part of the judgment and a portion of Rimini’s defense costs. This reimbursement reflected a deduction of the costs of our past appeal and remand proceedings.

    Insurance costs and related recoveries, net increased from a benefit of $0.3 million for the three months ended September 30, 2019 to no costs for the three months ended September 30, 2020. We recognized a benefit of $0.3 million in the prior year period, reflecting a change in our estimate of the amounts owed to the insurance company at that time. The liability, noted above, was subject to change as additional costs related to any future Rimini I appeal and remand proceedings were incurred. For the three months ended September 30, 2020, we recognized no costs as we paid the amount due to the insurance company (for portions of the Court of Appeals and U.S. Supreme Court awards) in September 2020. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

    Interest expense. Interest expense decreased from $27 thousand for the three months ended September 30, 2019 to $10 thousand for the three months ended September 30, 2020, a decrease of $17 thousand or approximately 63%. Interest expense decreased due to a reduction in interest related to capital leases during the current year period.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended September 30, 2020, net other income of approximately $54 thousand was comprised primarily of foreign exchange gains of approximately $70 thousand and interest income of approximately $20 thousand offset by miscellaneous expenses of approximately $36 thousand. For the three months ended September 30, 2019, net other expense of $0.3 million was also comprised primarily of foreign exchange losses of approximately $0.3 million.

    Income tax expense. We had an income tax expense of $0.5 million for the three months ended September 30, 2019 compared to $1.3 million for the three months ended September 30, 2020. For the three months ended September 30, 2020, our income taxes were attributable to both our foreign and U.S. operations of $1.2 million and $29 thousand, respectively. The income taxes in the U.S. related primarily to foreign withholding taxes. For the three months ended September 30, 2019, no income tax expense was recognized in the U.S. due to utilization of net operating loss carryforwards.

Comparison of Nine Months Ended September 30, 2020 and 2019

    Our consolidated statements of operations for the nine months ended September 30, 2020 and 2019, are presented below (in thousands):

	Nine Months Ended September 30,		Variance
	2020	2019	Amount	Percent
Revenue	$238,952	$204,924	$34,028	16.6%
Cost of revenue:
Employee compensation and benefits	61,842	51,644	10,198	19.7%
Engineering consulting costs	15,526	10,116	5,410	53.5%
Administrative allocations (1)	10,637	8,887	1,750	19.7%
All other costs	4,622	4,139	483	11.7%
Total cost of revenue	92,627	74,786	17,841	23.9%
Gross profit	146,325	130,138	16,187	12.4%
Gross margin	61.2%	63.5%
Operating expenses:
Sales and marketing	84,443	77,610	6,833	8.8%
General and administrative	38,159	34,659	3,500	10.1%
Litigation costs and related recoveries, net	10,309	(2,648)	12,957	(489.3)%
Total operating expenses	132,911	109,621	23,290	21.2%
Operating income	13,414	20,517	(7,103)	(34.6)%
Non-operating income and (expenses):
Interest expense	(35)	(375)	340	(90.7)%
Other expenses, net	(731)	(629)	(102)	16.2%
Income before income taxes	12,648	19,513	(6,865)	(35.2)%
Income tax expense	(3,327)	(1,777)	(1,550)	87.2%
Net income	$9,321	$17,736	$(8,415)	(47.4)%

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

    Revenue. Revenue increased from $204.9 million for the nine months ended September 30, 2019 to $239.0 million for the nine months ended September 30, 2020, an increase of $34.0 million or 17%. The increase was driven by a 9% increase in the average number of unique clients from 1,100 for the nine months ended September 30, 2019 to 1,204 for the nine months ended September 30, 2020. On a geographic basis, United States revenue grew from $133.1 million for the nine months ended September 30, 2019 to $143.0 million for the nine months ended September 30, 2020, an increase of $9.9 million or 7%. Our International revenue grew from $71.8 million for the nine months ended September 30, 2019 to $96.0 million for the nine months ended September 30, 2020, an increase of $24.2 million or 34%. Our international revenue growth was led by strong results from our Asia-Pacific region.

    Cost of revenue. Cost of revenue increased from $74.8 million for the nine months ended September 30, 2019 to $92.6 million for the nine months ended September 30, 2020, an increase of $17.8 million or 24%. The key drivers related to the cost of revenue increase were a $10.2 million increase in compensation costs and $5.4 million increase in engineering consulting costs. The compensation cost increase was attributable to an increase in employees required to support the revenue growth. In addition, administrative allocations increased by $1.7 million and other costs by $0.5 million as facility, technology, and security costs increased.

As discussed in Note 8 to our consolidated financial statements included in Part 1, Item 1 of this Report, following post-trial motions, the District Court entered a permanent injunction prohibiting us from using certain processes, including processes adjudicated as infringing at trial, that we ceased using no later than July 2014, which we subsequently appealed to the Court of Appeals, arguing on appeal that the injunction is vague and contains overly-broad language that could be read to cover some of our current business practices that were not adjudicated to be infringing at trial and that the injunction should not have been issued under applicable law. After multiple rounds of remand and appeal, in August 2019, the Court of Appeals entered an order affirming the permanent injunction. However, the Court of Appeals agreed that the injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code. A copy of the injunction is publicly available in the case docket. As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices (“Process 2.0”) that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing. On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction. We filed a response to Oracle’s motion on July 31, 2020. The matter is fully briefed to the District Court, and there is no known timeline for a court ruling.

    Gross profit. Gross profit increased from $130.1 million for the nine months ended September 30, 2019 compared to $146.3 million for the nine months ended September 30, 2020, an increase of $16.2 million or 12%. Gross margin for the nine months ended September 30, 2019 was 63.5% compared to 61.2% for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, total cost of revenue increased by 24%, compared to an increase in revenue of 17% for the nine months ended September 30, 2020. As a result, our gross profit margin decreased 2.3% period over period. The decline in gross margin reflects, in part, our investment in the launch of new products and services, including our new AMS product.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have decreased from 38% for the nine months ended September 30, 2019 to 35% for the nine months ended September 30, 2020. In dollar terms, sales and marketing expenses increased from $77.6 million for the nine months ended September 30, 2019 to $84.4 million for the nine months ended September 30, 2020, an increase of $6.8 million or 9%. This increase was primarily due to (i) an increase in employee compensation and benefits of $5.0 million, (ii) an increase in marketing and promotional costs as well as advertising expenses cost of $3.6 million (iii) an increase in all other costs of $0.8 million, (iv) an increase in contract labor of $0.4 million, and (v) an increase in shared service allocations for facilities, security and technology of $0.3 million. These increases were offset by a reduction of trade show expenses of $1.7 million, and a decrease in travel expenses of $1.6 million. Our overall spending increased as we attempt to accelerate our future revenue growth by investing in more resources.

    The $5.0 million increase in sales and marketing expense attributable to employee compensation and benefits for the nine months ended September 30, 2020, was primarily due to an increase in salaries, wages and benefit costs of $3.4 million due to a 5% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $1.6 million.

    General and administrative expenses. General and administrative expenses increased from $34.7 million for the nine months ended September 30, 2019 to $38.2 million for the nine months ended September 30, 2020, an increase of $3.5 million or 10%. This increase was primarily driven by higher salaries, wages and benefit costs of $5.3 million for the nine months ended September 30, 2020 as the average number of employees increased by 40 or 18% and higher bonus costs of $0.5 million. In addition, our computer software and license costs increased $1.4 million, outside services increased $0.9 million and rent increased $0.9 million during the nine months ended September 30, 2020. These unfavorable variances were offset, in part by a favorable increase in administrative allocations of $2.0 million from general and administrative expenses, a decline in travel and other expenses of $1.3 million, a reduction of sales and other related taxes of $0.8 million, a reduction of all other costs of $0.9 million and a reduction of recruitment costs of $0.5 million.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the nine months ended September 30, 2020 and 2019, consist of the following (in thousands):

	2020	2019	Change
Professional fees and other costs of litigation	$9,247	$6,127	$3,120
Litigation appeal refunds	—	(12,775)	12,775
Insurance costs and recoveries, net	1,062	4,000	(2,938)
Litigation costs and related recoveries, net	$10,309	$(2,648)	$12,957

    Professional fees and other costs associated with litigation increased from $6.1 million for the nine months ended September 30, 2019 to $9.2 million for the nine months ended September 30, 2020, an increase of $3.1 million. This increase was primarily due to increased costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

    In May 2018, we also appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million during the nine months ended September 30, 2019. A portion of the award received by us was shared on a pro rata basis with an insurance company that had paid for part of the judgment and a portion of our defense costs. This reimbursement reflected a deduction of the costs of our past appeal and remand proceedings.

    Insurance costs and related recoveries, net decreased from costs of $4.0 million for the nine months ended September 30, 2019 to $1.1 million for the nine months ended September 30, 2020. We recognized costs of $4.0 million for the nine months ended September 30, 2019, reflecting the estimate of the amounts owed to the insurance company at that time. The liability, noted above, was subject to change as additional costs related to any future Rimini I appeal and remand proceedings were incurred. For the nine months ended September 30, 2020, we recognized costs of $1.1 million to revise the amount due to the insurance company (for portions of the Court of Appeals and U.S. Supreme Court awards), which was paid in September 2020. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

    Interest expense. Interest expense decreased from $0.4 million for the nine months ended September 30, 2019 to $35 thousand for the nine months ended September 30, 2020, a decrease of $0.3 million or approximately 91%. Interest expense decreased due to a reduction in accretion expense of $0.2 million related to the GP Sponsor note payable. The GP Sponsor note was paid off on June 28, 2019. Interest expense related to capital leases also decreased by approximately $0.1 million.

    Other expenses, net. Other expenses, net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the nine months ended September 30, 2020, net other expense of approximately $0.7 million was comprised primarily of foreign exchange losses of approximately $0.6 million. For the nine months ended September 30, 2019, net other expense of $0.6 million was primarily comprised of foreign exchange losses amounting to approximately $0.8 million, offset in part by interest income of $0.2 million related to the U.S. Supreme Court decision noted above.

Income tax expense. We had an income tax expense of $1.8 million for the nine months ended September 30, 2019 compared to $3.3 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, our income taxes were attributable to both our foreign and U.S. operations of $3.1 million and $0.2 million, respectively. The income taxes in the U.S. related primarily to foreign withholding taxes. For the nine months ended September 30, 2019, no income tax expense was recognized in the U.S. due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

Overview

    As of September 30, 2020, we had a working capital deficit of $64.7 million and an accumulated deficit of $305.3 million. For the three months and the nine months ended September 30, 2020, we had a net income of $3.3 million and $9.3 million, respectively. As of September 30, 2020, we had available cash, cash equivalents and restricted cash of $83.7 million.

On August 18, 2020, we completed the August 2020 Offering pursuant to which 6.1 million shares of our Common Stock were sold at a price of $4.50 per share for total gross proceeds of $27.5 million. Net proceeds from the August 2020 Offering were approximately $25.1 million after deducting underwriting discounts and offering expenses. We intend to use the net proceeds from the August 2020 Offering for working capital and other general corporate purposes.

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $179.5 million that is included in current liabilities as of September 30, 2020. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 39% of the related deferred revenue based on our gross profit percentage of 61% for the three months ended September 30, 2020.

    For the next year, assuming that the Company’s operations are not significantly impacted by the COVID-19 pandemic, we believe that cash, cash equivalents and restricted cash of $83.7 million as of September 30, 2020, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

    For the nine months ended September 30, 2020, we generated cash flows from our operating activities of approximately $31.8 million, which was derived from our cash earnings of approximately $20.4 million and by favorable changes in operating assets and liabilities of approximately $11.4 million. We believe that our operating cash flows for the year ending December 31, 2020 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

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

    The June 2019 Private Placement, the March 2019 Private Placement and the Initial Private Placement improved our liquidity and capital resources whereby future cash payments are expected to be limited to annual cash dividends ranging from $15.8 million to $16.8 million over the next four years as compared to payments under our former Credit Facility. The amounts above do not include the impact of purchasing 5,000 shares of Series A Preferred Stock on October 30, 2020 as discussed in Note 5.

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

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	2020	2019
Net cash provided by (used in):
Operating activities	$31,833	$20,985
Investing activities	(1,159)	(1,354)
Financing activities	15,123	(2,283)

The effect of foreign currency translation was unfavorable for $0.4 million for the nine months ended September 30,2020 compared to an unfavorable change of $0.4 million for the nine months ended September 30, 2019.

Cash Flows Provided by Operating Activities

    A key component of our business model requires that clients typically prepay us annually for the services which we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities for the nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	2020	2019
Net income	$9,321	$17,736
Non-cash expenses, net	11,107	5,602
Changes in operating assets and liabilities, net	11,405	(2,353)
Net cash provided by operating activities	$31,833	$20,985

    For the nine months ended September 30, 2020, cash flows provided by operating activities amounted to approximately $31.8 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2020, included our net income of $9.3 million, as adjusted for non-cash and non-operating expenses totaling $11.1 million and favorable changes in operating assets and liabilities of $11.4 million, resulting in net cash provided by operating activities of $31.8 million.

For the nine months ended September 30, 2020, the non-cash expenses, net consisted primarily of stock-based compensation expense of $5.4 million, amortization and accretion related to operating lease right of use (ROU) assets of $4.6 million and depreciation and amortization expense of $1.3 million. For the nine months ended September 30, 2020, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $42.4 million, accounts payable of $1.7 million and prepaid expenses and other assets of $4.7 million. These favorable cash sources were offset by unfavorable changes to deferred revenue of $28.8 million, accrued liabilities of $3.6 million and deferred contract costs of $4.9 million.

    For the nine months ended September 30, 2019, cash flows provided by operating activities amounted to $21.0 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2019, included our net income of $17.7 million, as adjusted for non-cash and non-operating expenses totaling $5.6 million and unfavorable changes in operating assets and liabilities of $2.4 million, resulting in net cash provided by operating activities of $21.0 million.

For the nine months ended September 30, 2019, non-cash expenses, net consisted primarily of stock-based compensation of $3.8 million, depreciation and amortization expense of $1.5 million and accretion related to our GP Sponsor note payable of $0.2 million. For the nine months ended September 30, 2019, the changes in operating assets and liabilities, net consisted of primarily of favorable changes to accounts receivable of $18.5 million, accrued liabilities of $1.8 million and deferred contract costs of $1.2 million. These favorable changes were partially offset by unfavorable changes in accounts payable of $10.2 million, deferred revenue of $9.4 million and prepaid expenses and other assets of $4.3 million.

Cash Flows Used in Investing Activities

    Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $1.2 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

    For the nine months ended September 30, 2020, capital expenditures of $1.2 million consisted of $0.7 million primarily for new computer equipment in our U.S. facilities and $0.5 million for computer equipment at our foreign locations, primarily in India.

For the nine months ended September 30, 2019, capital expenditures of $1.4 million consisted of $0.7 million for leasehold improvements and new computer equipment related to our U.S. facilities and $0.6 million for computer equipment at our foreign locations, primarily in India.

Cash Flows from Financing Activities

    For the nine months ended September 30, 2020, cash provided by financing activities of $15.1 million was attributable to net proceeds of $25.7 million generated from our August 2020 Offering and proceeds of $1.6 million received from stock option exercises. These cash proceeds were offset, in part, by dividend payments of $11.8 million, payments for professional fees associated with our August 2020 Offering of $0.3 million and capital lease payments of $0.2 million.

For the nine months ended September 30, 2019, cash utilized in financing activities of $2.3 million was primarily attributable to dividend payments of $10.9 million, payments of $2.6 million on our GP Sponsor loan, payments of $0.5 million related to transaction costs for both the June 2019 SPA and March 2019 SPA and capital lease payments of $0.4 million, which were offset, in part, by proceeds of $9.1 million received from both the June 2019 SPA and March 2019 SPA transactions and proceeds of $2.9 million received from stock option exercises.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of September 30, 2020, we had cash and cash equivalents of $23.6 million in our foreign subsidiaries.

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

    For both the three and nine months ended September 30, 2020, see Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for changes to the critical accounting policies.

Recent Accounting Pronouncements

    From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. For the three months ended

September 30, 2020, we adopted ASU 2016-02, Leases, which requires organizations that lease assets, to recognize on the balance sheet the right of use assets and liabilities for the rights and obligations, created by those leases with lease terms of more than 12 months. This standard had a material impact to our balance sheet.

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

In January 2020, the FASB issued new guidance ASU 2020-1, Investments—Equity Securities (Topic 321), Investments - Equity and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The guidance clarifies the interactions between the existing accounting standards on equity securities, equity method and joint ventures, and derivatives and hedging. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The new guidance is effective for us as of January 1, 2021. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The guidance eliminates the beneficial conversion and cash conversion accounting for convertible instruments. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The new guidance is effective for us as of January 1, 2022. We are assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended September 30, 2020 and 2019, we generated approximately 42% and 35% of our revenue from our international business, respectively. For the nine months ended September 30, 2020 and 2019, we generated approximately 40% and 35% of our revenue from our international businesses, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the three months ended September 30, 2020 and 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

    In connection with the preparation of this Quarterly Report on Form 10-Q as of September 30, 2020, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

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

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al v. Rimini Street, Inc. et al (United States District Court for the District of Nevada) (“District Court”), against us and our Chief Executive Officer, Seth Ravin, alleging that certain of our processes ("Process 1.0") violated Oracle’s license agreements with its customers and that we committed acts of copyright infringement and violated other federal and state laws (“Rimini I”). The litigation involved our business processes and the manner in which we provided our services to our clients.

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

As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices ("Process 2.0") that are being litigated in the “Rimini II” lawsuit (as defined below) and that have not been found to be infringing. On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction.

We filed a response to Oracle’s motion on July 31, 2020. The matter is fully briefed to the District Court, and there is no known timeline for a court ruling. At this time, we do not have sufficient information regarding possible damages exposure for the contempt asserted by Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. Because we believe that we complied with the injunction and that an award for damages and/or attorneys’ fees is not probable, no accrual has been made as of September 30, 2020. If the District Court grants Oracle’s motion and if we are later found to be in contempt of the injunction, Oracle may seek equitable, punitive and compensatory relief, the outcome of which may have a material adverse effect on our business and financial condition.

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

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that Process 2.0 support practices, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). Oracle filed counterclaims alleging copyright infringement, which included (i) substantially the same allegations asserted in Rimini I, but limited to clients not addressed in Rimini I, and (ii) new allegations that our Process 2.0 support practices also infringe Oracle copyrights. Oracle’s counterclaims also included allegations of violation of the Lanham Act, intentional interference with prospective economic advantage, breach of contract and inducing breach of contract, unfair competition, unjust enrichment/restitution and violation of the Digital Millennium Copyright Act. Oracle also sought an accounting. In December 2016, we filed an amended complaint against Oracle, adding claims for intentional interference with contract, intentional interference with prospective economic advantage, violation of the Nevada Deceptive Trade Practices Act, violation of the Lanham Act, and violation of California Business & Professions Code §17200 et seq. Oracle then amended its counterclaims to include requesting declaratory judgment of no intentional interference with contractual relations, no intentional interference with prospective economic advantage, and no violation of California Business & Professions Code §17200 et seq. By stipulation of the parties, the District Court granted our motion to file our third amended complaint to add claims arising from Oracle’s purported revocation of our access to its support websites on behalf of our clients, which was filed and served in May 2017. In September 2017, the District Court issued an order granting in part and denying in part our motion to dismiss Oracle’s third amended counterclaims. The District Court granted our motion to dismiss Oracle’s intentional interference with prospective economic advantage and unjust enrichment counterclaims.

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

Fact discovery with respect to the above action substantially ended in March 2018, and expert discovery ended in September 2018. In October 2018, we and Oracle each filed motions for summary judgment. On September 15, 2020, the District Court issued an order addressing the seven Rimini II summary judgment motions, resolving and narrowing the claims to be litigated in front of a jury at trial, including dismissal of our affirmative claims for damages. There is currently no trial date scheduled, and while we do not expect a trial to occur in this matter earlier than the first half of 2022, the trial could occur earlier or later than that. At this time, we do not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle. Both parties have sought injunctive relief in addition to monetary damages in this matter, and we have reserved our rights to appeal regarding the possible recovery of damages by us in connection with our claims against Oracle.

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

In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended September 30, 2020, approximately 64% of our total revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 13% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt action result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the existence of this ongoing litigation and, specifically, Oracle’s July 2020 contempt filing described above, could negatively impact the value of our equity securities, and could negatively impact our ability to raise additional equity or debt financing.

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

Other Risks Related to Our Business, Operations and Industry

The duration of and economic, operational and financial impacts on our business of the COVID-19 pandemic, as well as the actions taken by governmental authorities, clients or others in response to the COVID-19 pandemic may have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In response to the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken precautionary measures to protect the health and well-being of our employees, clients, and the communities in which we operate. We have established work-at-home arrangements for most of our employees, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We believe that many of our clients are doing and will continue to do the same. These precautionary measures could impact our clients’ and potential clients’ ability or willingness to participate in our sales, marketing and client success efforts, which could adversely affect our business, financial condition and results of operations. Further, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may delay prospective clients’ decisions regarding engaging our services, impair the ability of our current clients to make timely payments to us, cause our current clients to ask for payment concessions or discounts, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed.

We are unable to accurately predict the ultimate impact of the current COVID-19 pandemic due to various uncertainties, including the duration of the outbreak, and actions that may be taken by governmental authorities to contain the virus. We closely monitor the impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 for additional information.

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

We have had a history of losses and may not achieve or sustain profitability in the future.

While we had net income of $3.3 million for the three months ended September 30, 2020, we had an accumulated deficit of $305.3 million as of September 30, 2020. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, impact of the COVID-19 pandemic, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our clients have no obligation to renew their product or service subscription agreements with us after the expiration of a non-cancelable agreement term. In addition, the majority of our multi-year, non-cancelable client agreements are not pre-paid other than the first year of the non-cancelable service period. We may not accurately predict retention rates for our clients. Our retention rates may decline or fluctuate as a result of a number of factors, including our clients’ decision to license a new product or release from an enterprise software vendor, our clients’ decision to move to another enterprise software vendor, product or release for which we do not offer products or services, the impact of the COVID-19 pandemic on our clients’ businesses, client satisfaction with our products and services, the acquisition of our clients by other companies, and clients going out of business. If our clients do not renew their agreements for our products and services or if our clients decrease the amount they spend with us, our revenue will decline and our business will suffer.

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

Our past growth is not indicative of our future growth, and if we grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $69.2 million for the three months ended September 30, 2019 to $82.5 million for the three months ended September 30, 2020, representing a period over period increase of 19%. Our revenue grew from $63.4 million for the three months ended September 30, 2018 to $69.2 million for the three months ended September 30, 2019, representing a period over period increase of 9%. Prior to the first quarter of 2020, we had been experiencing a decline in period over period revenue growth. The period over period decline in our revenue growth rates was due in part to covenants of our former Credit Facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and the first half of 2018. An October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first half of 2018. Due to the termination of the Credit Facility on July 19, 2018, we are no longer subject to restrictions related to our sales and marketing spending. However, even though we have increased our sales and marketing spending since the termination of the Credit Facility, it can take several quarters before these efforts translate to improved revenue growth rates. In addition, beginning in the second quarter of 2017 and continuing through 2018, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

We may need to raise additional capital beyond funds raised from our issuance and sale of Series A Preferred Stock and our August 2020 Offering if we cannot fund our growth sufficiently through our operating cash flows. Should this occur, we may not be able to obtain debt or additional equity financing on favorable terms, if at all. We are also subject to certain restrictions for future financings as discussed in the risk factor “Our Series A Preferred Stock and Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations that are currently effective or become effective upon certain events, which limit our flexibility in operating our business”. If we raise additional equity financing our stockholders may experience significant dilution of their ownership interests and the per share value of our Common Stock could decline. If we engage in debt financings, the holders of the debt securities would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,220 as of September 30, 2019 to over 1,380 as of September 30, 2020. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $24.5 million for the three months ended September 30, 2019 to $34.4 million for the three months ended September 30, 2020, an increase of $9.8 million or 40%. We currently have subsidiaries outside of the United States in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

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

Based on the number of shares of Common Stock and Series A Preferred Stock outstanding as of September 30, 2020, eleven of our stockholders have aggregate voting power of 69.4% of our outstanding capital stock. As of September 30, 2020, on an as-converted basis, (i) approximately 27.9% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 14.2% of our outstanding voting capital stock is beneficially owned by Seth Ravin, our Chief Executive Officer, (iii) approximately 8.5% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., and (iv) the remaining holders of our Series A Preferred Stock have aggregate voting power representing approximately 18.7% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as in-kind dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 52.1% as of September 30, 2020.

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

Each share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 15.9 million shares of Common Stock as of September 30, 2020 for the Series A Preferred Stock and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a payment-in-kind dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A Preferred Stock into Common Stock after July 19, 2021 if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

    None.

ITEM 6. Exhibits.

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1*	Preemptive Rights Agreement, dated as of December 7, 2017, by and among the Adams Street Holders (as defined therein), the GP Holders (as defined therein), and Rimini Street, Inc	8-K	001-37397	4.1	December 13, 2017
10.1*+	Offer Letter to Michael L. Perica dated August 28, 2020	8-K	001-37397	10.1	October 1, 2020
10.2*	Stock Purchase Agreement dated October 30, 2020	8-K	001-37397	10.1	November 2, 2020
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2†	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1†	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2†	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: November 5, 2020	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2020	/s/ Stanley Mbugua
Name: Stanley Mbugua
Title: Group Vice President and Chief Accounting Officer
(Principal Accounting Officer)