Form 10-K
period 2020-12-31
Rimini Street, Inc.
filed 2021-03-03
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number 001-37397

Rimini Street, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4880301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3993 Howard Hughes Parkway, Suite 500, Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	702 839-9671
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:

Common Stock, par value $0.0001 per share	RMNI	The Nasdaq Global Market

Public Units, each consisting of one share of Common
Stock, $0.0001 par value, and one-half of one Warrant	RMNIU	OTC Pink Current Information Marketplace

Warrants, exercisable for one share of Common Stock, $0.0001 par value	RMNIW	OTC Pink Current Information Marketplace
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

Large accelerated filer ☐	Accelerated filer ☑

Smaller reporting company ☑
Non-accelerated filer ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2020, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $115,575,000 based on the last reported sales price of $5.15 as quoted on the Nasdaq Capital Market on such date.
The registrant had approximately 76,910,000 shares of its $0.0001 par value Common Stock outstanding as of March 1, 2021.
Documents incorporated by reference
The Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2021 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.
1

Table of Contents

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•the duration of and economic, operational and financial impacts on our business of the COVID-19 pandemic, as well as the actions taken by us, governmental authorities, clients or others in response to the COVID-19 pandemic;
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
•our ability to innovate new products and bring them to market in a timely manner, including our recently announced application management services offerings;
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
•anticipated income tax rates;
•our ability to maintain our good standing with the United States and international governments and secure new contracts;
•costs associated with defending intellectual property infringement and other claims, such as those claims discussed under the section titled “Business—Legal Proceedings”;
•our expectations with respect to such litigation;
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
•the effects of seasonal trends on our results of operations, including the contract renewal cycles for vendor-supplied software support services; and
•other risks and uncertainties, including those discussed under "Risk Factors" in Part I, Item 1A of this Report.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-
-ii-

term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing market. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2020, SAP reported that support revenue represented approximately 42% of its total revenue and, for fiscal year 2020, Oracle reported a margin of 85% for cloud services and license support.

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

As of December 31, 2020, we employed approximately 1,420 professionals and supported over 2,480 active clients globally, including 75 Fortune 500 companies and 17 Fortune Global 100 companies, across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and currently have wholly-owned subsidiaries in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, Canada, the United Kingdom and the United States. We believe our primary competitors are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $326.8 million, $281.1 million and $253.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, representing a year-over-year increase of 16% and 11% for 2020 and 2019, respectively. We have a history of losses, and as of December 31, 2020, we had an accumulated deficit of $301.7 million. We had net income of $13.0 million and $17.5 million for the years ended December 31, 2020 and 2019, respectively and a net loss of $64.0 million for the year ended December 31, 2018. We generated approximately 59%, 64% and 65% of our revenue in the United States and approximately 41%, 36% and 35% of our revenue from our international business for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table summarizes and compares our base software support features to what management believes in its experience are the typical features of enterprise software vendors:

Base Software Support Feature	Rimini Street	Typical Enterprise Software Vendor
Significant Annual Cost Savings Compared to the Software Vendor	•
Guaranteed 10 Minutes Response 24x7 For High Priority Issues	•
Named Primary Support Engineer for Each Client	•
Issue Resolution and Software Bug Fixes	•	•
Support for Application Customizations	•
Operational, Installation, Configuration and Upgrade Support	•	•
Migration Support	•
Performance, Interoperability and Integration Support	•
Security Support (RSI only Security Advisory Services)	•	•
Localization Support	•
New Features, Functions and Technical Releases	•	•
Tax, Legal and Regulatory Updates	•	•

Our current software support products and service offerings cover a broad range of enterprise software vendors, product families and product lines. In the future, we intend to expand our support to new vendors and products to meet the growing and diverse needs of our clients. The table below sets out the vendors and products we currently support:

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

Since our inception over 15 years ago, we have invested significant resources developing our proprietary knowledge, software tools and processes to meet the growing needs of our clients. During the year ended December 31, 2020, we have delivered approximately 89,000 tax, legal and regulatory updates to our global client base. We believe that we offer the most comprehensive scope of tax, legal and regulatory research from a single vendor, including collecting and analyzing information from more than 4,200 government sites, close to 3,500 information sources and over 26,000 localities for over 100 countries. We utilize a certified triple-scope verification process that involves multiple third-parties such as premier subject matter experts including industry associations as well as accounting, consulting and law firms. Our capabilities are enabled by our proprietary data capture, management and analysis tool and ISO 9001:2015 based management system processes that we believe provide us with a significant competitive advantage.

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

Large global client base

As of December 31, 2020, we supported over 2,480 active clients globally, including 75 Fortune 500 companies and 17 Fortune Global 100 companies. We also believe that our proven ability to deliver value to an extensive list of clients across a broad range of industries validates our business model and provides us with important references to prospective clients.

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

Continue global expansion

For the year ended December 31, 2020, we generated approximately 41% of our revenue outside of the United States. We believe that there is a large opportunity to grow our global business by increasing our direct sales force and by selective utilization of strategic marketing and sales partnerships around the world. We attribute revenue to individual countries based on the location of the contracting entity. No foreign country comprised more than 10% of revenue for the three-year period ended December 31, 2020.

 Expand the portfolio of supported vendors and products

Since our inception over 15 years ago, we have developed enterprise support services for five software vendors and 21 software product families. We believe there is a significant market opportunity to offer support for additional product lines, and we intend to extend our support service offerings to additional enterprise software products.

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

Further penetrate our existing client base

We intend to increase adoption of our services among our existing clients by selling additional support contracts for other software products within their organizations. As of December 31, 2020, approximately 62% of our over 1,310 unique clients have selected us to provide support for more than one product line, and we believe there is additional opportunity for growth with our existing client base. Our client-centric focus in combination with the critical nature of our services, enables us to maintain close working relationships with primary decision makers, which we believe helps us identify and capitalize on additional growth opportunities, including products, business divisions and geographies, within our existing client base.

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

Client Service Delivery

Client Support Delivery

Our Client Support Delivery operation is staffed globally and provides product support services to our clients 24 hours a day, seven days a week. A key element of our support delivery model is the assignment of one or more named Primary Support Engineers (“PSEs”), who serve as the primary product support contact for our clients. PSEs provide technical advice, functional expertise and general support to ensure the resolution of all support issues. Our PSEs are focused exclusively on supporting our clients and have on average over 15 years of experience and significant real-world understanding of client implementations and deployments. For the year ended December 31, 2020, we delivered an average support call response time of less than five minutes for a PSE to engage with a client to address high priority issues, which is significantly shorter than the 10-minute guaranteed response time that is standard in our client support agreements.

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

We believe the quality and scope of our Product Delivery processes and deliverables surpass those of traditional enterprise software vendors. For example, we maintain updates for tax, legal, and regulatory changes for over 100 countries on a continuous basis by employing a rigorous software development lifecycle that complies with ISO 9001:2015 standards to ensure that required and identified tax, legal, and regulatory changes are delivered in an accurate and timely manner that based on management’s experience and analysis, we believe is typically earlier than traditional enterprise software vendors. Our Product Delivery organization is scalable and has the capability to deploy its solutions for additional countries based on the needs of our clients. For the year ended December 31, 2020, we have delivered over 89,000 tax, legal and regulatory updates to clients with quality and accuracy.

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

Clients

As of December 31, 2020, we supported over 2,480 active clients globally, including 75 Fortune 500 companies and 17 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We define a unique client as a distinct entity, such as a company, an educational or government institution or subsidiary, division or business unit of a company that purchases one or more of our products or services. For example, we count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services.

Employees and Human Capital Strategy

We have built our culture centered on our dedication to provide our clients with an exceptional service experience. Our employees focus on providing exceptional service to our clients, and we strive to foster an environment that enables and encourages them in this pursuit. To this end, we view all employees as partners and are committed to providing an exciting, participatory and team-oriented work environment. This commitment starts with our Core Values:

•People – Treat everyone with respect and communicate clearly, openly, and honestly.
•Integrity – Act with integrity in all we do.
•Accountability – Uphold our commitments.
•Client-centric – Consider client interests in every decision.
•Innovation – Drive continuous improvement, evolution, and disruption of status quo in everything we do.
•Trustworthy – Earn trust through consistent, reliable, and high-quality execution.
•Profitability – Strive for long-term, sustained profitability that benefits all stakeholders.
•Community – Give back to the communities in which we work, live, and serve clients.
•Fun – Take time to celebrate our successes together as a team.

As a key aspect of our success, we believe our culture enables us to recruit and retain high quality talent. In addition, we strive to offer compensation, bonus and benefit programs appropriate for proven top-performing professionals. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives, and opportunities for long-term incentives. Furthermore, we believe our remote delivery model provides an attractive employment option for our highly experienced PSEs compared to consulting roles that can require significant travel.

We are committed to creating a diverse and inclusive environment and are proud to be an Equal Employment Opportunity Employer. All qualified applicants will receive consideration for employment without regard to age, race, color, religion, national origin, sexual orientation, gender or gender identity, disability and protected veterans’ status or any other characteristic protected by law.

Specifically, in 2020, in response to the COVID-19 pandemic, we provided special compensation bonuses for lower-paid employees and special compensation bonuses for the few of our employees who tested positive for COVID-19. Please refer to Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19” for additional information on this topic.

Finally, through the Rimini Street Foundation, which is privately funded by the Company, we encourage our employees to support humankind and share our company’s success by investing back into the communities we serve through in-kind donations, employee time and Company financial support.

As of December 31, 2020, we employed approximately over 1,420 professionals globally. We also engage temporary employees and consultants as needed. None of our U.S. based employees are covered by collective bargaining agreements. Certain of our non-U.S. based employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in particular jurisdictions, as required by local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

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

Intellectual Property

We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property consisting of a combination of trade secrets, copyrights, trademarks, service marks, domain names and patented technology. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us.

On December 17, 2019, the United States Patent and Trademark Office granted Rimini Street its first patent, U.S. Patent No. 10,509,639 for the invention “Automatic Software-Update Framework”. On August 18, 2020, the United States Patent and Trademark Office granted Rimini Street its second patent, U.S. Patent No. 10,749,926 for the invention “Proxy for Modifying HTTP Messages to Comply with Browser”. We currently have four patent applications pending in the United States.

We own federal trademark registrations for the Rimini Street trademark in the United States, which registration will expire in March 2030 unless renewed. In addition, we have the Engineered for Support trademark in the United States, which registration will expire in September 2022 unless renewed. We also own trademark registrations for Rimini Street in Canada, the European Union, China, Japan, India, Australia and certain other countries. Such registered trademarks will expire unless renewed at various times in the future. We have also applied for registration of Rimini Street as a trademark in certain other countries.

Policing unauthorized use of our processes and software tools and intellectual property rights is difficult. As of December 31, 2020, we are not aware of any breaches of our intellectual property rights.

Information about our Executive Officers.

The following table sets forth the names, ages and positions of our executive officers as of March 3, 2021:

Name	Age	Position
Executive Officers
Seth A. Ravin	54	Chief Executive Officer and Chairman of the Board of Directors
Gerard Brossard	56	Chief Operating Officer
Sebastian Grady	57	President
Nancy Lyskawa	58	Executive Vice President, Global Client Onboarding
Kevin Maddock	55	Executive Vice President and Chief Recurring Revenue Officer
Stanley Mbugua	50	Group Vice President and Chief Accounting Officer
Michael L. Perica	49	Executive Vice President and Chief Financial Officer
David Rowe	55	Executive Vice President and Chief Marketing Officer
Steven Salaets	43	Chief Information Officer, Chief People Officer & Executive Vice President, Global Security, Facilities, Quality and Internal Audit
Brian Slepko	57	Executive Vice President, Global Service Delivery
Daniel B. Winslow	62	Executive Vice President, Chief Legal Officer and Secretary

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

Gerard Brossard has served as our Chief Operating Officer since March 2021. Previously, he served as our Executive Vice President and Chief Operating Officer since joining the Company in June 2020. He sits on the business advisory council of Illuminate Ventures and participates on multiple strategic advisory boards of enterprise SaaS start-ups. Prior to joining us, in addition to his strategic advisory board service, which began in 2013, from August 2017 until September 2019, Mr. Brossard served in multiple capacities at Rackspace, most recently as its EVP and GM of Global Solutions and Services where he was responsible for all products, solutions and services. From April 2015 until March 2017, he served as EVP and Managing Director, Enterprise and Mid-Market at Earthlink. Earlier in his career, Mr. Brossard spent 24 years with Hewlett-Packard where he held various executive positions in France and the US. Mr. Brossard holds a Bachelor of Science in Mathematics and Physics from Externat Sainte Marie de Lyon, France, and a Masters in Computer Science from Universite Claude Bernard in Lyon, France.

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

Nancy Lyskawa has served as our Executive Vice President, Global Client Onboarding since March 2020. Previously she served as our Senior Vice President, Global Client Onboarding since joining the Company in September 2009. Prior to joining us, Ms. Lyskawa was with Oracle Corporation, a computer technology company, from December 2004 to September 2009, where she served in various executive roles, most recently as Vice President, Support Services and Marketing, from August 2005 to September 2009. From March 1994 to December 2004, she served as head of Global Services Marketing for PeopleSoft, Inc. (acquired by Oracle Corporation). From May 1986 to March 1994, Ms. Lyskawa served in various roles with Electronic Data Systems Corporation (acquired by Hewlett-Packard Company). Ms. Lyskawa is a Certified Management

Accountant (CMA). Ms. Lyskawa holds a Bachelor of Business Administration in Accounting and Finance from the University of North Dakota and a Masters Certificate in Marketing from the Cox School of Business at Southern Methodist University.

Kevin Maddock has served as our Executive Vice President and Chief Recurring Revenue Officer since March 2021. Previously, he served as our Executive Vice President, Global Sales - Recurring Revenue from March 2020 until March 2021, our Senior Vice President, Global Sales - Recurring Revenue from January 2018 to March 2020 and our Senior Vice President, Global Sales from December 2008 to January 2018. Prior to joining us, Mr. Maddock served as Executive Vice President of Worldwide Inside Sales and Operations for ServiceSource, a recurring revenue management company, from October 2004 to March 2008. From May 1998 to September 2004, Mr. Maddock served as Vice President of Worldwide Support Service Sales at PeopleSoft, Inc. (acquired by Oracle). From September 1995 to May 1998, Mr. Maddock served in multiple roles at KPMG Consulting. From August 1987 to April 1993, Mr. Maddock served in various roles at Accenture (formerly Andersen Consulting). Mr. Maddock holds a Bachelor of Business Administration in Finance with Honors from the University of Notre Dame and a Masters of Business Administration from the Anderson School of Management at UCLA.

Stanley Mbugua has served as our Group Vice President and Chief Accounting Officer since November 2019, prior to which, he was our Vice President and Corporate Controller since he joined the company on September 25, 2017. Prior to joining us, from March 2015 through September 2017, he served as Senior Director & Corporate Controller of Lattice Semiconductor Corporation (Nasdaq: LSCC, previously, Silicon Image, Inc.). He began working at Silicon Image, Inc. in August 2011 and held various positions, including Senior Director & Corporate Controller, Director of Accounting, Assistant Controller and Revenue Manager, until Silicon Image, Inc. was acquired by Lattice Semiconductor Corporation in March 2015, at which time he was appointed to be Senior Director and Corporate Controller of the combined company. Earlier in his career, Mr. Mbugua worked at both PricewaterhouseCoopers and BDO on audit and consulting engagements for both privately held and publicly-traded companies. Mr. Mbugua holds a Bachelor of Accounting Degree from the University of Nairobi and is an active Certified Public Accountant.

Michael L. Perica has served as our Executive Vice President and Chief Financial Officer since October 2020. Prior to joining us, Mr. Perica served as Vice President Finance and Chief Financial Officer of the $1.2 billion Energy Systems Global business unit at Enersys (NYSE: ENS), a global leader in stored energy solutions. Mr. Perica joined Enersys in December 2018 as the result of Enersys’ acquisition of Alpha Technologies, where he led the sell-side process as Alpha Technologies’ Chief Financial Officer. Prior to his appointment as Chief Financial Officer in August 2015, he served as Alpha Technologies Vice President, International Finance and Operations since November 2013. Prior to his tenure at Alpha Technologies, Perica served as the Chief Financial Officer of Channell Commercial Corporation and spent 12 years as a sell-side analyst on Wall Street where he worked in senior publishing analyst positions at various investment banks. Mr. Perica holds a Bachelor of Business Administration degree in Accounting from Central Michigan University and a Master of Business Administration degree from the University of Southern California, Marshall School of Business.

David Rowe has served as our Executive Vice President and Chief Marketing Officer since March 2020. Previously, he served as our Senior Vice President and Chief Marketing Officer from April 2012 to March 2020 and our Senior Vice President of Global Marketing and Alliances from December 2008 to April 2012 and our Vice President Marketing and Alliances from September 2006 to December 2008. Prior to joining us, Mr. Rowe served as Vice President of Product Management and Marketing at Perfect Commerce, Inc., an eProcurement company, from November 2004 to June 2006. From May 1995 to June 1999, Mr. Rowe held various positions with PeopleSoft, Inc. (acquired by Oracle Corporation), most recently serving as Director, Product Strategy. From July 1988 to April 1995, Mr. Rowe served in various roles at Accenture (formerly Andersen Consulting). Mr. Rowe holds a Bachelor of Science degree in Engineering from Harvey Mudd College.

Steven Salaets joined our company in 2009 and has served as our Chief Information Officer, Chief People Officer & Executive Vice President, Global Security, Facilities, Quality and Internal Audit since July 2020. Previously, he served as our Chief Information Officer and Executive Vice President, Global Security, Internal Audit and Quality from March 2020 until July 2020, our Chief Information Officer & Senior Vice President, Global Security, Quality and Internal Audit from December 2019 until March 2020 and our Senior Vice President, Global Security & Compliance and Chief Information Officer from August 2018 to December 2019. Prior to that, he served as our Group Vice President, Information Technology & Global Security, Compliance and Internal Audit (December 2016 to July 2018) and our Group Vice President, Global Human Resources and Global Security, Risk and Compliance (September 2013 to November 2016). Prior to September 2013, he held multiple other senior and director-level roles within our company focused on global security, risk and compliance. Prior to joining our company Mr. Salaets held management-level positions with Moody’s KMV and Wind River.  He holds a Bachelor of Science degree in Computer Science from Groep-T in Leuven, Belgium.

 Brian Slepko has served as our Executive Vice President, Global Service Delivery, since March 2020. Previously, he served as our Senior Vice President, Global Service Delivery since joining us in 2008 and served as a member of our board of directors from October 2006 to July 2007. Prior to joining us, Mr. Slepko was with Oracle Corporation, which he joined as part of Oracle’s acquisition of Agile Software, Inc., an enterprise software solutions company. From July 2005 to June 2007, Mr. Slepko served as Vice President of Global Maintenance Revenue and Sales Operations at Agile Software. From March 2003 to February 2005, Mr. Slepko served as a Director of Sales Operations for Ocular Sciences, Inc. From August 1995 to May 2001, Mr. Slepko served in a variety of roles with PeopleSoft, Inc. (acquired by Oracle Corporation), most recently serving as Director, Sales Operations. From January 1990 to August 1995, Mr. Slepko held various roles with Accenture (formerly Andersen Consulting). Mr. Slepko holds a Bachelor of Business Administration in Management and Management Information Systems from the University of Oklahoma and a Masters of Business Administration from Loyola University of Chicago.

Daniel B. Winslow joined our company in September 2013 and has served as our Executive Vice President, Chief Legal Officer and Secretary since March 2020. Previously, he served as our Senior Vice President, Chief Legal Officer and Secretary from January 2019 to March 2020 and our Senior Vice President and General Counsel (September 2013 to February 2019) and our Senior Vice President, General Counsel and Secretary (February 2019 to December 2019). Prior to joining us, Mr. Winslow was a member of the Massachusetts House of Representatives from January 2011 to September 2013. Mr. Winslow served as Of Counsel at the law firm of Duane Morris LLP from June 2013 to September 2013. He served as Senior Counsel at the law firm of Proskauer Rose LLP from May 2010 to March 2013 and as a partner at Duane Morris LLP from January 2005 to May 2010. From January 2002 to December 2004, he was Chief Legal Counsel to then-Massachusetts Governor Mitt Romney and was previously a presiding justice and appellate division justice in the Massachusetts Trial Court. Mr. Winslow holds a Bachelor of Arts degree in Political Science from Tufts University and a Juris Doctorate from Boston College Law School.

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

You should consider these risks, You should refer to the explanation of the qualifications and limitations on forward-looking statements under the heading “Special Note Regarding Cautionary Note About Forward-Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K set forth in Part I, Item 2 of this Report. All forward-looking statements made by us are qualified by the risk factors described below. We may update these risk factors in our future periodic reports.

Risk Factors Summary

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor. Additional discussion of the risks summarized in this Risk Factors Summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment in our securities.

Risks Related to Our Business, Operations and Industry

Risks Related to Litigation
•We are involved in litigation with Oracle. An adverse outcome in the litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices.
•The Oracle software products that are part of our litigation represent a significant portion of our revenue.
•Oracle has a history of litigation against companies offering alternative support programs for Oracle products
•We received a federal grand jury inquiry in March 2018. If such inquiry leads to legal proceedings, we would incur legal costs and may potentially suffer an adverse outcome.

Other Risks Related to Our Business, Operations and Industry
•The duration of and impacts on our business of the COVID-19 pandemic, as well as the responsive actions taken by governments or clients may have a material adverse effect on our business.
•The market for independent software support services is relatively undeveloped and may not grow.
•We have had a history of losses and may not achieve or sustain profitability in the future.
•If we are unable to attract new clients or retain and sell additional products or services to existing clients, our revenue growth will be adversely affected.
•If our retention rates decrease our future revenue and results of operations may be harmed.
•We face significant competition.
•Our past growth is not indicative of future growth, and we may not be able to manage our growth effectively.
•Our failure to generate significant capital or raise additional capital necessary to fund our operations and invest in new services and products could reduce our ability to compete and could harm our business.
•Our business may suffer if it is alleged or determined that our technology infringes others’ intellectual property rights.
•The loss of one or more key employees could harm our business.
•The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
•Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our client base and achieve broader market acceptance of our products and services.
•Interruptions to or degraded performance of our service could result in client dissatisfaction, damage to our reputation, loss of clients, limited growth and reduction in revenue.
•We may experience fluctuations in our results of operations due to a number of factors, which makes our future results difficult to predict and could cause our results of operations to fall below expectations or our guidance.
•Our future liquidity and results of operations may be adversely affected by the timing of new orders, the level of client renewals and cash receipts from clients.
•We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability, interest and/or penalties for past sales, which could adversely harm our business.
•We may need to change our pricing models to compete successfully.
•If we are not able to scale our business quickly and grow efficiently, our results of operations could be harmed.
•We have experienced significant growth resulting in changes to our organization and structure, which if not effectively managed, could have a negative impact on our business.
•Our business will be susceptible to risks associated with global operations.
•If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our results of operations and liquidity could be adversely affected.
•Consolidation in our target sales markets is continuing at a rapid pace, which could harm our business.
•If there is a widespread shift by clients or potential clients to enterprise software vendors, products and releases for which we do not provide software products or services, our business would be adversely impacted.
•Delayed or unsuccessful investment in new technology, products, services and markets may harm our financial condition and results of operations.

•If our data security measures are compromised, our services may be perceived as not being secure, clients may curtail or cease their use of our services, our reputation may be harmed, and we may incur significant liabilities.
•If our products and services fail due to defects or similar problems, we could lose clients, become subject to service performance or warranty claims or incur significant costs.
•If we take advantage of certain exemptions from reporting and disclosure requirements available to smaller reporting companies that are also accelerated filers, this could make our common stock less attractive to investors.
•If we are not able to maintain an effective system of internal control over financial reporting, investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.
•Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our products and services and negatively impact our results of operations.
•Catastrophic events may disrupt our business.
•If we fail to enhance our brand, our ability to expand our client base will be impaired.
•If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.
•We may not be able to use a portion of our net operating loss carryforwards, which could adversely affect profitability.
•We are a multinational organization, and we could be obligated to pay additional taxes in various jurisdictions.
•Future strategic transactions could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.
•Failure to comply with laws and regulations could harm our business.
•Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
•Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

Risks Related to Capitalization Matters and Corporate Governance

Risks Related to our Preferred Stock and Common Stock, Warrants and Units
•Our Series A Preferred Stock and Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations, which limit our flexibility in operating our business.
•The price of our Common Stock, warrants and units may be volatile.
•Our preferred stockholders and certain of our common stockholders can exercise significant control, which could limit your ability to influence the outcome of key transactions, including a change of control.
•Future resales of our Common Stock held by significant stockholders or of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock may cause the market price of our Common Stock to drop significantly.
•Any issuance of Common Stock upon conversion of the Series A Preferred Stock and/or exercise of warrants will cause dilution to existing stockholders and may depress the market price of our Common Stock.
•We do not currently intend to pay dividends on our Common Stock.
•The DGCL and our organizational documents contain provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
•Our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents could be limited by our choice of forum in our bylaws.

Other Risks Related to our Series A Preferred Stock and Convertible Notes
•Our Series A Preferred Stock and related Convertible Notes have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of their holders differing from those of our common stockholders.
•Our ability to pay Cash Dividends on the Series A Preferred Stock may be limited or we may not have sufficient cash to pay our redemption obligations due upon the occurrence of a redemption event.

•There is no market for the Series A Preferred Stock or Convertible Notes and their value will be directly affected by the market price of our Common Stock, which may be volatile.

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

After completion of jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and we were found liable for only one claim: “innocent infringement,” a jury finding that we did not know and had no reason to know that its former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. We were ordered to pay a judgment of $124.4 million in 2016, which we promptly paid and then pursued appeals. With interest, attorneys’ fees and costs, the total judgment paid by us to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by our insurance carriers (for additional information on this topic, see Note 10 of our consolidated financial statements included in Part II, Item 8 of this Annual Report).

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

Following post-trial motions, the District Court entered a permanent injunction prohibiting us from using certain processes. In August 2019, the United States Court of Appeals for the Ninth Circuit Court of Appeals affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. The injunction prohibits Rimini from using support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights, which Rimini ceased using no later than July 31, 2014.

On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction. We are opposing the motion. The matter is now fully briefed to the District Court, with no known timeline for a ruling. At this time, we do not have sufficient information regarding possible damages for the contempt asserted by Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. Because we believe that we have complied with the injunction and that an award for damages and/or attorneys’ fees is not probable, no accrual has been made as of December 31, 2020. If the District Court grants Oracle’s motion to show cause, and if we are later found to be in contempt of the injunction, Oracle may seek equitable, punitive, and compensatory relief, the outcome of which may have a material adverse effect on our business and financial condition.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with express terms of the injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the pendency of the injunction, alone, or Oracle’s July 2020 contempt filing described above, could dissuade clients from purchasing or continuing to purchase our services. Further, certain outcomes, should they occur, may also trigger the mandatory redemption of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligation under our Convertible Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay dividends due in respect of our Series A Preferred Stock or, if the shares are converted, the interest under the Convertible Notes. Holders of our Convertible Notes are entitled to accelerate repayment of the indebtedness under such notes if we default in our interest payment obligations. We cannot assure you that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. In addition, we may not be able to obtain additional debt or equity financing, if required, to repay our obligations under the Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that our support practices, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). Our operative complaint asserts declaratory judgment, tort, and statutory claims. Oracle’s operative counterclaim asserts declaratory judgment and copyright infringement claims and Lanham Act, breach of contract, and business tort violations.

On September 15, 2020, the District Court issued an order resolving the parties’ motions for summary judgment. It found infringement of 17 Oracle PeopleSoft copyrights for work we performed for a set of “gap customers” that were supported by processes litigated in Rimini I, and that became our customers after Rimini I was filed. The District Court also found infringement of four Oracle PeopleSoft copyrights involving support of two specific clients, described by the District Court as “limited cases” and involving “limited circumstance[s].” There was no finding of infringement on any other Oracle copyrights at issue.

We could be required to pay substantial damages for our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. Further, these outcomes may also trigger the mandatory redemption of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligations under our Convertible Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock. If we are obligated to pay substantial damages to Oracle or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay dividends due in respect of our Series A Preferred Stock or the indebtedness under the Convertible Notes. If we default in our payment obligations under the Convertible Notes and the indebtedness under the Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full, and we could be forced into bankruptcy or liquidation.

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

In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the year ended December 31, 2020, approximately 64% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 13% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt action result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the existence of this ongoing litigation and, specifically, Oracle’s July 2020 contempt filing, could negatively impact the value of our equity securities, and could negatively impact our ability to raise additional equity or debt financing.

We are self-insured for any costs related to any current or future intellectual property litigation, although we maintain and have tendered our errors and omissions insurance coverage for the wrongful acts alleged in Oracle’s contempt proceeding. However, our errors and omissions insurers may or may not provide defense or indemnification coverage for the contempt proceeding. While we currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with liquidity to cover costs related to litigation with Oracle, we cannot assure our liquidity will be sufficient.

Oracle has a history of litigation against companies offering alternative support programs for Oracle products, and Oracle could pursue additional litigation with us.

Oracle has been active in litigating against companies that have offered competing maintenance and support services for their products. For example, in March 2007, Oracle filed a lawsuit against SAP and its wholly-owned subsidiary, TomorrowNow, Inc.. After a jury verdict awarding Oracle $1.3 billion, the parties stipulated to a final judgment of $306 million subject to appeal. After the appeal, the parties settled the case in November 2014 for $356.7 million. In February 2012, Oracle filed suit against ServiceKey, Inc. and settled the case in October 2013 after the District Court issued an injunction against ServiceKey and its CEO. Oracle also filed suit against CedarCrestone Corporation in September 2012 and settled the case in July 2013. TomorrowNow and CedarCrestone offered maintenance and support for Oracle software products, and Service Key offered maintenance and support for Oracle technology products. Given Oracle’s history of litigation against companies offering alternative support programs for Oracle products, we can provide no assurance, regardless of the outcome of our current litigations with Oracle, that Oracle will not pursue additional litigation against us. Such additional litigation could be costly, distract our management team from running our business and reduce client interest and our sales revenue.

We received a federal grand jury inquiry in March 2018 directing delivery of certain documents relating to our operations. If such inquiry leads to legal proceedings against us or any of our employees or members of our Board of Directors, we would incur legal costs and may potentially suffer an adverse outcome negatively affecting our business and financial results.

In March 2018, we received a federal grand jury subpoena, issued from the United States District Court for the Northern District of California, requesting that we produce certain documents relating to specified support and related operational practices. We fully cooperated with this inquiry and the related document requests by April 15, 2019 and have received no further requests since that date. Accordingly, this will be the last update regarding this topic going forward unless and until any developments warrant subsequent disclosure. Any legal proceedings instituted involving us, if any, from such inquiry, regardless of merit or outcome, could have a negative impact on our future revenue, revenue growth, client acquisition and retention and ability to obtain new or alternative financing, would require us to incur additional legal costs, and if adversely determined, may ultimately result in the imposition of fines or other penalties. Any such resulting material costs and expenses or other penalties could have a material adverse effect on our financial condition and results of operations.

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

We are unable to accurately predict the ultimate impact of the COVID-19 pandemic due to various uncertainties, including the duration of the outbreak, the effectiveness of any vaccines developed to slow or stop the spread of the virus and actions that may be taken by governmental authorities to contain the virus. We closely monitor the impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods, and the global macroeconomic effects of the pandemic may persist for an indefinite period, even after the pandemic has subsided. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 for additional information.

The market for independent software support services is relatively undeveloped and may not grow.

The market for independent enterprise software support services is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to provide software support services for their enterprise software. Many enterprise software licensees are still hesitant to use a third party to provide such support services, choosing instead to rely on support services provided by the enterprise software vendor. Other enterprise software licensees have invested substantial personnel, infrastructure and financial resources in their own organizations with respect to support of their licensed enterprise software products and may choose to self-support with their own internal resources instead of purchasing services from the enterprise software vendor or an independent provider such as ourselves. Companies may not engage us for other reasons, including concerns regarding our ongoing litigation with Oracle and governmental inquiry, the potential for future litigation, the potential negative effect our engagement could have on their relationships with their enterprise software vendor, or concerns that they could infringe third party intellectual property rights or breach one or more software license agreements if they engage us to provide support services. New concerns or considerations may also emerge in the future. Particularly because our market is relatively undeveloped, we must address our potential clients’ concerns and explain the benefits of our approach to convince them of the value of our services. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our services are compelling, then the market for our services may not develop as we anticipate, and our business will not grow.

We have had a history of losses and may not achieve or sustain profitability in the future.

While we had net income of $13.0 million for the year ended December 31, 2020, we had an accumulated deficit of $301.7 million as of December 31, 2020. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, impact of the COVID-19 pandemic, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

We face intense competition from enterprise software vendors, such as Oracle and SAP, who provide software support services for their own products. Enterprise software vendors have offered discounts to companies to whom we have marketed our services. In addition, our current and potential competitors and enterprise software vendors may develop and market new technologies that render our existing or future services less competitive or obsolete. Competition could significantly impede our ability to sell our services on terms favorable to us and we may need to decrease the prices for our services to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our results of operations will be negatively affected.

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

Our revenue grew from $76.1 million for the three months ended December 31, 2019 to $87.8 million for the three months ended December 31, 2020, representing a period over period increase of 15%. Our revenue grew from $68.1 million for the three months ended December 31, 2018 to $76.1 million for the three months ended December 31, 2019, representing a period over period increase of 12%. Prior to the first quarter of 2020, we had been experiencing a decline in period over period revenue growth. The period over period decline in our revenue growth rates was due in part to covenants of our former Credit Facility that restricted our spending on sales and marketing activity that resulted in sequential reductions in new business activity during 2017 and the first half of 2018. An October 2017 amendment allowed us to increase our sales and marketing spending in the fourth quarter of 2017 and the first half of 2018. Due to the termination of the Credit Facility on July 19, 2018, we are no longer subject to restrictions related to our sales and marketing spending. However, even though we have increased our sales and marketing spending since the termination of the Credit Facility, it can take several quarters before these efforts translate to improved revenue growth rates. In addition, beginning in the second quarter of 2017 and continuing through 2018, some potential sales transactions were adversely affected by certain competitive actions that also impacted our revenue growth. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

•price our products and services effectively so that we are able to attract new clients and retain existing clients without compromising our profitability;
•introduce our products and services to new geographic markets;
•introduce new enterprise software products and services supporting additional enterprise software vendors, products and releases;
•satisfactorily conclude the Oracle litigation and our governmental inquiry and any other litigation or governmental inquiry that may occur; and
•increase awareness of our company, products and services on a global basis.

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

We may need to raise additional capital beyond funds raised from our issuance and sale of Series A Preferred Stock and our August 2020 Offering if we cannot fund our growth sufficiently and capital optimization efforts through our operating cash flows. Should this occur, we may not be able to obtain debt or additional equity financing on favorable terms, if at all. We are also subject to certain restrictions for future financings as discussed in the risk factor “Our Series A Preferred Stock and Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations that are currently effective or become effective upon certain events, which limit our flexibility in operating our business”. If we raise additional equity financing our stockholders may experience significant dilution of their ownership interests and the value of our Common Stock could decline. If we engage in debt financings, the holders of the debt securities or lenders would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

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

To execute our business strategy, we must attract and retain highly qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we have experienced an extremely competitive hiring environment in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and the other countries in which we operate. Further, our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel (including during the COVID-19 pandemic), immigration, or the availability of work visas. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines or experiences significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required management, sales, marketing and support services personnel to profitably grow our business. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

Our software support agreements with our clients generally guarantee a 10-minute response time with respect to certain high-priority issues. To the extent that we do not meet the 10-minute guarantee, our clients may in some instances be entitled to liquidated damages, service credits or refunds. To date, no such payments have been made.

We also deliver tax, legal and regulatory updates to our clients and generally have done so faster than our competitors. If there are inaccuracies in these updates, or if we are not able to deliver them on a timely basis to our clients, our reputation may be damaged, and we could face claims for compensation from our clients, lose clients, or both.

Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters or other catastrophic events, security breaches or a result of any other issues, whether accidental or willful, could harm our relationships with clients and cause our revenue to decrease and our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors, in turn, could further reduce our revenue, subject us to liability, cause us to pay liquidated damages, issue credits or cause clients not to renew their agreements with us, any of which could materially adversely affect our business.

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
•budgeting cycles of our clients;
•the occurrence of catastrophic events that may disrupt our business, including the COVID-19 pandemic;
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

Due to the collection of cash from our clients before services are provided, our revenue is recognized over future periods when there are no corresponding cash receipts from such clients. Accordingly, our future liquidity is depends upon the ability to continue to attract new clients and to enter into renewal arrangements with existing clients. If we experience a decline in orders from new clients or renewals from existing clients, our revenue may continue to increase while our liquidity and cash levels decline. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of declines in orders from new clients or renewals from existing clients may not be fully reflected in our results of operations and cash flows until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, as it may not be an indicator of the future sufficiency of our cash and cash equivalents to meet our liquidity requirements. You should not rely on our past results as an indication of our future performance or liquidity.

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,270 as of December 31, 2019 to over 1,420 as of December 31, 2020. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $101.4 million for the year ended December 31, 2019 to $135.3 million for the three months ended December 31, 2020, an increase of $34.0 million or 33%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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
•differing labor regulations, especially in countries and geographies where labor laws are more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations;
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

As a global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation, and may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation (GDPR), in effect in the European Union (EU), creates a broad range of new compliance requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We are also subject to certain requirements of the California Consumer Privacy Act of 2018, effective on January 1, 2020, which adds to the range of privacy-related compliance requirements. We generally comply with industry standards and strive to comply with all applicable laws and other legal obligations relating to privacy and data protection, but it is possible that these laws and legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices or may be mandated at a pace that exceeds our ability to comply. Compliance with such laws and other legal obligations may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, potential fines and other expenses related to such governmental actions, result in an order requiring that we change our data practices or business practices, and could cause our clients to lose trust in us, any of which could have an adverse effect on our business.

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

We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from reporting and disclosure requirements available to smaller reporting companies that are also accelerated filers within the meaning of the Securities Act, this could make our common stock less attractive to investors.

While we are an accelerated filer, we are also a smaller reporting company (“SRC”), which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other accelerated filers that are not SRCs, including reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements. We will remain an SRC until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) (1) we have over $100 million in annual revenues and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million.

As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the market prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market prices of our securities may be more volatile.

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

With respect to controls over revenue accounting procedures, we intend to continue to work on automating our processes, especially around the new FASB revenue accounting standard, as well as to continue to enhance our review processes around new and renewal contracts. In addition, we are required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. For further information regarding our controls and procedures, see Part II, Item 9a of this Report.

Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our products and services and negatively impact our results of operations.

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that economic challenges and possible recession will be exacerbated for an extended period in the wake of the COVID-19 pandemic. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, recent events, including the United Kingdom’s exit from the European Union (“Brexit”), change in U.S. trade policies and responsive changes in policy by foreign jurisdictions, governmental and multinational organizations' responses to the COVID-19 pandemic and similar geopolitical developments and uncertainty in the European Union and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

Our success depends, in part, upon protecting our proprietary products, services, knowledge, software tools and processes. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our copyrights, trademarks, service marks, trade secret rights or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy or use information that we regard as proprietary to create products and services that compete with ours. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our global activities, our exposure to unauthorized copying and use of our processes and software tools may increase.

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

The terms of the Convertible Notes may impact our alternatives to finance our business, which could limit our ability to fund growth. Further, full acceleration of the Convertible Notes may occur at a time when we are unable to pay all obligations, and thus subjecting us to the risk of liquidation or bankruptcy if such acceleration occurs.

The price of our Common Stock, warrants and units may be volatile.

The price of our Common Stock, warrants and units may fluctuate due to a variety of factors, including:

•developments in our continuing litigation with Oracle;
•actions that may be taken by our holders of Series A Preferred Stock and the Convertible Notes;
•any future equity or debt financing or other capitalization optimization transactions by us;
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
•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry
•macroeconomic conditions and the economic impact of the COVID-19 pandemic;
•the level and changes in our year-over-year revenue growth rate;
•the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•any delisting of our Common Stock from Nasdaq Global Market due to any failure to meet listing requirements;
•our Public Warrants and units are quoted on the OTC Pink Current Information Marketplace which is a significantly more limited market than Nasdaq; and
•the general state of securities markets.

These market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance.

Our preferred stockholders and certain of our common stockholders can exercise significant control, which could limit your ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock and Series A Preferred Stock outstanding as of December 31, 2020, eleven of our stockholders have aggregate voting power of 69.1% of our outstanding capital stock. As of December 31, 2020, on an as-converted basis, (i) approximately 28.0% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships (“ASP”), (ii) approximately 14.2% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer, (iii) approximately 8.5% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., and (iv) the remaining holders of our Series A Preferred Stock have aggregate voting power representing approximately 18.3% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as PIK dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 52.2% as of December 31, 2020.

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

Each share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 15.5 million shares of Common Stock as of December 31, 2020 and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a PIK dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A Preferred Stock into Common Stock after July 19, 2021 if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

The issuance of Common Stock upon conversion of the Series A Preferred Stock may result in immediate and substantial dilution to the interests of our Common Stockholders.

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

We have not paid any cash dividends on our Common Stock to date. The payment of any cash dividends on our Common Stock will depend upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our Board of Directors and would require us to obtain the consent of and to pay a corresponding dividend to holders of our shares of Series A Preferred Stock. It is presently expected that except for the cash dividends payable to the holders of our Series A Preferred Stock, we will retain all earnings for use in our business operations and, accordingly, it is not expected that our Board of Directors will declare any dividends on our Common Stock in the foreseeable future. Our ability to declare dividends on our Common Stock may also be limited by the terms of financing and other agreements entered into by us or our subsidiaries from time to time. Therefore, you are not likely to receive any dividends on your Common Stock for the foreseeable future and the success of an investment in shares of our Common Stock will depend upon any future appreciation in its value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We may seek to engage in capital optimization transactions in the future in respect of our outstanding Preferred stock, warrants or units, the result of which may also trigger some dilution and not achieve an improved capital structure.

The DGCL and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

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

Our bylaws designate a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders or employees.

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

Further, the holders of our Series A Preferred Stock also have redemption rights upon the occurrence of certain events upon which obligations in respect of the Series A Preferred Stock become principal amounts under the Convertible Notes. Specifically, the Series A Preferred Stock is mandatorily redeemable, upon the election by the holders of a majority of the then-outstanding shares of Series A Preferred Stock, on or after July 19, 2023 at a redemption price per share equal to the sum of (i) the Liquidation Preference per share plus (ii) an amount per share equal to accrued but unpaid dividends not previously added to the Liquidation Preference on such share of Series A Preferred Stock (the “Redemption Amount”). Any and all then-outstanding liquidation value of the Series A Preferred Stock plus any capitalized or unpaid accrued Dividends not previously included in the Liquidation Preference will be repaid in full in cash on such redemption date or satisfied in the form of obligations under the Convertible Notes issued concurrently with the Series A Preferred Stock to collateralize amounts, if any, that may become payable by us pursuant to certain redemption provisions of the Series A Preferred Stock. The Series A Preferred Stock will also become mandatorily redeemable by the holders at any time upon the reasonable determination of the holders of a majority of the Series A Preferred Stock then outstanding of the occurrence of a Material Adverse Effect or upon a Material Litigation Effect (as such terms are defined in the Certificate of Designations for the Series A Preferred Stock), with the Redemption Amounts automatically becoming payment obligations pursuant to the Convertible Notes with a concurrent cancellation of the shares of the Series A Preferred Stock.

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

Our ability to pay Cash Dividends on the Series A Preferred Stock may be limited under Delaware law or we may not have sufficient cash to pay Dividends or our redemption obligations (and potential Convertible Note payments) due to the holders of tour Series A Preferred Stock upon the occurrence of a redemption event.

Under the DGCL, our Board of Directors may only declare and pay cash dividends on shares of our capital stock out of our statutory “surplus” (which is the amount equal to total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Even if we are permitted under Delaware law to declare and pay Cash Dividends on the Series A Preferred Stock, we may not have sufficient cash to declare and pay such Dividends or pay the Redemption Amounts due upon the occurrence of certain redemption events, causing there to be outstanding obligations under the Convertible Notes. The Convertible Notes contain customary restrictions on our ability to, among other things, make certain restricted payments with respect to our capital stock, subordinated indebtedness and unsecured indebtedness, consummate certain mergers, consolidations or dissolutions and make certain dispositions, subject to specific exclusions. The Convertible Notes also include customary obligations in respect of inspection, reporting, preservation of the security interest and indemnification.

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

The Series A Preferred Stock has no established trading market and is not listed on any securities exchange, and we have no intention to list the Series A Preferred Stock on any securities exchange. Additionally, the Convertible Notes issued in respect of the redemption obligations for the Series A Preferred Stock are only transferable with the related shares of Series A Preferred Stock until certain events occur. To the extent that a secondary market for the Series A Preferred Stock develops, we believe that the market price of the Series A Preferred Stock will be significantly affected by the market price of our Common Stock. The trading price of our Common Stock has been and is likely to continue to be volatile. The risk factors described elsewhere herein may cause the price of our Common Stock to fluctuate. In addition, the stock market has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of affected companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. These broad market fluctuations may adversely affect the market prices of our Common Stock, and, in turn, the value of the Series A Preferred Stock and Convertible Notes.

General Risks

Failure to comply with laws and regulations applicable to our operations could harm our business.

Our business is subject to regulation by various global governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, securities laws and tax laws and regulations. For example, transfer of certain software outside of the United States or to certain persons is regulated by export controls. In addition, in response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.

In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions and may result in our inability to provide certain products and services. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, or if clients made claims against us for compensation for such non-compliance, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees and costs. Enforcement actions and sanctions could further harm our business, financial condition and results of operations.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not meet the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If no additional analysts commence coverage of us, the market price and volume for our common shares could be adversely affected.

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

Item 3.          Legal Proceedings

The legal proceedings and government inquiry described in Note 10 of the 2020 consolidated financial statements included in Item 8 of this Report are incorporated in this Item 3. Legal Proceedings by reference.

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

PART II
Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Global Market under the symbol “RMNI.”

Holders

On March 1, 2021, there were approximately 48 stockholders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock are held of record in broker “street names” for the benefit of individual investors.

Dividends

The holders of Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a quarterly payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the July 19, 2018 issuance and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. For the year ended December 31, 2020, we incurred Cash Dividends of $15.7 million and PIK Dividends of $4.7 million, totaling $20.5 million. Based on 154,911 shares of Series A Preferred Stock outstanding as of December 31, 2020, we incurred total dividends of $130.08 per share of the Series A Preferred Stock for the year ended December 31, 2020. The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. For further information about dividends on our Series A Preferred Stock, please refer to Note 6 of our consolidated financial statements included in Item 8 of this Report.

The payment of any dividends on our Common Stock is currently within the discretion of our Board of Directors subject to the restriction pursuant to the terms of our Series A Preferred Stock. We have not paid any cash dividends on our Common Stock to date and the payment of any future cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our Board of Directors will declare any dividends on our outstanding shares of Common Stock in the foreseeable future.

Stock Performance

The accompanying performance graph compares the cumulative total stockholder return on our Common Stock, $0.0001 par value per share, for the period beginning October 11, 2017 and ended December 31, 2020, with the cumulative total return on the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index over the same period (assuming the investment of $100 in our Common Stock, the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index on October 11, 2017, the Company's initial listing date on the Nasdaq Global Market), and the reinvestment of dividends. The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our Common Stock.

	10/11/2017	12/31/2017	12/31/2018	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Rimini Street, Inc.	$100.00	$81.31	$52.59	$39.37	$41.56	$52.59	$32.51	$45.10
Nasdaq Composite Index	$100.00	103.81	$99.48	$134.88	$115.61	$151.32	$168.11	$194.17
Dow Jones U.S. Computer Services Index	$100.00	$101.53	$87.21	$107.64	$89.40	$103.61	$110.61	$120.27

Total Return
250
200
150
100
50
0
Index Value
10/11/17
12/31/17
12/31/18
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
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

We derived the selected consolidated statements of operations and cash flows data for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019, from our audited consolidated financial statements appearing in Item 8 of this Report. The selected consolidated statements of operations and cash flows data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that are not included in this Report. Presented below is our selected financial data for each of the years in the five-year period ended December 31, 2020 (in thousands, except percentages and per share amounts):

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated balance sheet data:
Cash, cash equivalents and restricted cash	$87,909	$38,388	$25,206	$40,027	$28,237
Total assets	279,935	201,220	146,523	145,781	99,378
Long-term debt:
Current maturities of long-term debt	—	—	2,372	15,500	24,750
Long-term debt, net of current maturities	—	—	—	66,613	63,314
Total liabilities	343,019	292,497	257,923	319,910	312,888
Redeemable Series A Preferred Stock, net of discount	137,854	131,316	113,998	—	—
Stockholders' deficit	(200,938)	(222,593)	(225,398)	(174,127)	(213,510)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated statements of operations data:
Revenue	$326,780	$281,052	$253,460	$214,860	$160,175
Cost of revenue	126,211	105,106	95,981	82,898	67,045
Gross profit	200,569	175,946	157,479	131,962	93,130
Gross margin (1)	61.4%	62.6%	62.1%	61.4%	58.1%
Operating expenses:
Sales and marketing	114,741	107,280	89,493	65,684	72,936
General and administrative	52,222	47,364	37,204	36,144	36,212
Impairment charges related to operating lease right-of-use assets	1,167	—	—	—	—
Litigation costs and related recoveries, net	14,555	(834)	1,258	4,860	(29,949)
Total operating expenses	182,685	153,810	127,955	106,688	79,199
Operating income	17,884	22,136	29,524	25,274	13,931
Interest expense	(77)	(398)	(32,530)	(43,357)	(13,356)
Other debt financing expenses	—	—	(58,331)	(18,361)	(6,372)
Gain (loss) from change in fair value of redeemable warrants	—	—	—	(16,352)	1,578
Gain (loss) from change in fair value of embedded derivatives	—	—	1,600	3,800	(5,400)
Other income (expense), net	(258)	(1,495)	(2,222)	291	(1,786)
Income (loss) before income taxes	17,549	20,243	(61,959)	(48,705)	(11,405)
Income tax expense	(4,569)	(2,714)	(1,992)	(1,319)	(1,532)
Net income (loss)	$12,980	$17,529	$(63,951)	$(50,024)	$(12,937)
Net loss attributable to common stockholders	$(13,829)	$(7,914)	$(74,592)	$(50,024)	$(22,937)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(0.19)	$(0.12)	$(1.22)	$(1.55)	$(0.95)
Weighted average number of shares of Common Stock outstanding, basic and diluted (2)	71,231	66,050	61,384	32,229	24,262

Consolidated statements of cash flows data:
Net cash provided by (used in):
Operating activities	$42,103	$20,386	$22,382	$29,163	$(59,609)
Investing activities	(1,483)	(1,872)	(1,053)	(1,392)	(1,188)
Financing activities	6,375	(5,737)	(34,774)	(16,490)	77,088
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

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. RSI provides enterprise software support services. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. As such, the consolidated financial results of the Company for the years ended December 31, 2020, 2019 and 2018 presented in the consolidated financial statements reflect the operating results of RSI and its consolidated subsidiaries.

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

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2020, SAP reported that support revenue represented approximately 42% of its total revenue and, for fiscal 2020, Oracle reported a margin of 85% for cloud services and license support.

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

As of December 31, 2020, we employed approximately 1,420 professionals and supported over 2,480 active clients globally, including 75 Fortune 500 companies and 17 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and have wholly-owned subsidiaries in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $326.8 million, $281.1 million and $253.5 million for the years ended December 31, 2020. 2019, and 2018, respectively, representing a year-over-year increase of 16% and 11% for 2020 and 2019, respectively. We have a history of losses, and as of December 31, 2020, we had an accumulated deficit of $301.7 million. We earned net income of $13.0 million and $17.5 million for the years ended December 31, 2020 and 2019, respectively, and had a net loss of $64.0 million for the year ended December 31, 2018. We generated approximately 59% of our revenue in the United States and approximately 41% of our revenue from our international business for the year ended December 31, 2020.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of December 31, 2020, we had no outstanding financial obligations under any note payables.

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

Impact of COVID-19

During fiscal year 2020, we continued investing for long-term growth. However, as we neared the end of the first quarter of 2020, the emergence of the COVID-19 pandemic took hold and is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented multiple measures aiming to contain the spread of the virus, including social distancing, travel restrictions, border closures, quarantine guidance following travel to certain jurisdictions, limitations on public gatherings and continued closures of certain non-essential businesses. As a result, to protect the health and well-being of our employees, clients and the communities in which we operate, we transitioned as many of our employees as possible to a work-at-home model, temporarily closed our offices worldwide, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We believe these measures have been successful and have not significantly affected our financial results for the year ended December 31, 2020. We have implemented business continuity measures and will continue to respond to the COVID-19 pandemic as circumstances dictate.

As a result of the measures that we have taken in response to the COVID-19 pandemic described above, we have realized reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world (that began mid-March 2020 and are expected to continue through at least June 2021). While some of our offices have partially re-opened with limited staffing, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. We continue to expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19. For example, during fiscal year 2020, we paid COVID-19 special bonuses to certain of our employees to help with pandemic-related special costs and for the few of our employees who have tested positive for COVID-19. We have authorized COVID-19 special bonuses during pandemic that have been paid throughout 2020. The cost of these special bonuses were more than offset by the cost reductions relating to travel and in-person marketing event fees and expenses described above.

The COVID-19 pandemic had no significant net impact on our revenue or results of operations during the year ended December 31, 2020, and we continued to deliver uninterrupted and critical support services to our clients during this period. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place where they are located throughout the world. While we did implement discounted or extended payment terms for certain of our clients in 2020, in most cases it was in exchange for contractual concessions favorable to us, for example, extended contract terms or marketing support for references, and the collective impact of such changes was not material to our results. However, the COVID-19 pandemic has impacted business markets worldwide, primarily due to the uncertainty relating to the continued effects of the pandemic. As a result, we have experienced some clients not renewing our services as their businesses have been adversely impacted during the pandemic. Despite this, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental and business actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as our clients’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance. As such, the effects of the COVID-19 pandemic may not be fully reflected in our financial results until future periods. Refer to "Risk Factors" (Part I, Item 1A of this Report) for a discussion of these factors and other risks.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law in the United States to address the economic impact of the COVID-19 pandemic. We have elected to defer payroll tax payments which totaled $3.3 million as of December 31, 2020 as permitted by the CARES Act (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

Recent Developments

Reference is made to Note 6 to our consolidated financial statements included in Part II, Item 8 of this Report for a discussion of recent developments related to the securities purchase agreements entered into on October 30, 2020 and January 5, 2021, and the related private placements of Series A Preferred Stock, Common Stock and Convertible Notes.

On August 18, 2020, we completed a firm commitment underwritten public offering (the "August 2020 Offering") of 6.1 million shares of our Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Net proceeds from the August 2020 Offering were approximately $25.1 million after deducting underwriting discounts and offering expenses. We intend to use the net proceeds from the August 2020 Offering for working capital and other general corporate purposes. Reference is made to Note 7 to our unaudited condensed consolidated financial statements included in Part II, Item 8 of this Report for information about the August 2020 Offering.

Additionally, reference is made to Note 10 to our consolidated financial statements included in Part II, Item 8 of this Report for a discussion of developments in our litigation with Oracle.

Our Business Model

We believe most enterprise software vendors license the rights for customers to use their software. In a traditional licensing model, the customer typically procures a perpetual software license and pays for the license in a single upfront fee (“Perpetual License”), and base software support services can be optionally procured from the software vendor for an annual fee that averages approximately 22% of the total cost of the software license. In a subscription-based licensing model, such as software as a service, or SaaS, the customer generally pays as it goes for usage of the software on a monthly or annual basis (“Subscription License”). Under a Subscription License, the product license and a base level of software support are generally bundled together as a single purchase, and the base level of software support is not procured separately nor is it an optional purchase.

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

We currently offer most of our support products and services on a subscription basis for a term that is generally 15 years in length with generally an initial, non-cancelable period of two to three years. The negotiated fees extend for the full term of the contract and usually include modest increases (averaging approximately three percent) after the initial non-cancelable period of each contract. For both of the years ended December 31, 2020 and December 31, 2019, approximately 75% of our invoicing was generated inside a non-cancelable period, and approximately 25% of our invoicing was generated outside of a non-cancelable period.

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

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of December 31, 2020, 2019 and 2018, we had over 2,480, 2,060 and 1,800 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of December 31, 2020, 2019 and 2018, we had over 1,310, 1,160 and 1,050 unique clients, respectively.

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

Annualized subscription revenue

We recognize subscription revenue on a daily basis. We define annualized subscription revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base assuming no cancellations or price changes occur during that period. Subscription revenue excludes any non-recurring revenue, which has been insignificant to date. Our annualized subscription revenue was approximately $349 million, $302 million and $271 million as of December 31, 2020, 2019 and 2018, respectively.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancelable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92%, 92% and 91% for the years ended December 31, 2020, 2019 and 2018, respectively.

Gross margin

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross margin is the ratio of gross profit divided by revenue. Our gross margin was approximately 61.4%, 62.6% and 62.1% for the years ended December 31, 2020, 2019 and 2018, respectively. We believe the gross margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Factors Affecting Our Operating Performance

Litigation

The information from Item 3, Legal Proceedings and Item 1A, “Risk Factors-—Risks Related to Litigation—“We and our Chief Executive Officer are involved in litigation with Oracle. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results,” is incorporated by reference herein. For claims on which Oracle has prevailed or may prevail, we have been and could be required to pay substantial damages for our current or past business activities, be enjoined from certain business practices, and/or be in breach of covenants and restrictions related to our Series A Preferred Stock, which could result in the ability of the holders to immediately accelerate the mandatory redemption date with the Redemption Amounts automatically becoming payment obligations pursuant to the Convertible Notes with a concurrent cancellation of the shares of the Series A Preferred Stock. Any of these outcomes could result in a material adverse effect on our business.

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

Other expenses, net. Other expenses, net consists primarily of gains or losses on foreign currency transactions, write-off of deferred debt financing costs related to unsuccessful financings, and interest income.

Income tax expense. The provision for income taxes is based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Our provision for income taxes consists primarily of foreign taxes for the periods presented, our taxable income for U.S. federal and state purposes is offset by net operating losses. In addition, because of our lack of domestic earnings history, the domestic net deferred tax assets have been fully offset by a valuation allowance and no tax benefit has been recognized.

Results of Operations

Comparison of Years ended December 31, 2020 and 2019

Our consolidated statements of operations for the years ended December 31, 2020 and 2019 are presented below (in thousands):

			Variance
	2020	2019	Amount	Percent
Revenue	$326,780	$281,052	$45,728	16.3%
Cost of revenue:
Employee compensation and benefits	83,941	70,604	13,337	18.9%
Engineering consulting costs	21,388	16,644	4,744	28.5%
Administrative allocations (1)	14,432	12,271	2,161	17.6%
All other costs	6,450	5,587	863	15.4%
Total cost of revenue	126,211	105,106	21,105	20.1%
Gross profit	200,569	175,946	24,623	14.0%
Gross margin	61.4%	62.6%
Operating expenses:
Sales and marketing	114,741	107,280	7,461	7.0%
General and administrative	52,222	47,364	4,858	10.3%
Impairment charges related to operating lease right-of-use assets	1,167	—	1,167	N/A
Litigation costs and related recoveries, net	14,555	(834)	15,389	(1,845.2)%
Total operating expenses	182,685	153,810	28,875	18.8%
Operating income	17,884	22,136	(4,252)	(19.2)%
Non-operating expenses:
Interest expense	(77)	(398)	321	(80.7)%
Other expenses, net	(258)	(1,495)	1,237	(82.7)%
Income before income taxes	17,549	20,243	(2,694)	(13.3)%
Income tax expense	(4,569)	(2,714)	(1,855)	68.3%
Net income	$12,980	$17,529	$(4,549)	(26.0)%
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

Revenue. Revenue increased from $281.1 million for the year ended December 31, 2019 to $326.8 million for the year ended December 31, 2020, an increase of $45.7 million or 16%. The vast majority of this increase was driven by a 10% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. On a regional basis, United States revenue grew from $179.7 million for fiscal 2019 to $191.4 million for fiscal 2020, an increase of $11.8 million or 7%, while international revenue grew from $101.4 million for fiscal 2019 to $135.3 million for fiscal 2020, an increase of $34.0 million or 33%. Accelerated growth in our international business was driven by an increase in sales headcount primarily in Asia and Europe and an increase in marketing and advertising spend targeted for prospective clients outside the United States. Our fiscal 2020 versus fiscal 2019 growth in revenue increased from approximately 11% for 2019 to 16% for 2020.

Cost of revenue. Total cost of revenue increased from $105.1 million for the year ended December 31, 2019 to $126.2 million for the year ended December 31, 2020, an increase of $21.1 million or 20%. This increase was primarily due to additional support for the increasing number of clients that resulted in an increase in employee compensation and benefits of $13.3 million, an increase of engineering consulting costs of $4.7 million, an increase in allocation cost of $2.2 million and an increase in all other costs of $0.9 million.

The $13.3 million increase in cost of revenue attributable to employee compensation and benefits for the year ended December 31, 2020, was primarily due to (a) an increase in salaries, wages and benefit costs of $12.9 million due to a 20% increase in the average number of employees devoted to cost of revenue functions, annual pay increases, and increased bonus payouts. In addition, stock based compensation increased $0.2 million and sabbatical expense increased by $0.2 million from the prior year. Our sabbatical benefit plan began in May 2018, and provides full time employees that achieve 10 years of service with a one-month paid sabbatical leave, and the grant of restricted stock units (“RSU’s”) with a fair value on the date of grant of $10,000 that vest over the subsequent 12-month period.

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

Gross Profit. Gross profit increased from $175.9 million for the year ended December 31, 2019 compared to $200.6 million for the year ended December 31, 2020, an increase of $24.6 million or 14%. Gross margin for the year ended December 31, 2019 was 62.6% compared to 61.4% for the year ended December 31, 2020. Our revenue for the year ended December 31, 2020 increased by $45.7 million or 16% compared to the year ended December 31, 2019. Total cost of revenue for the year ended December 31, 2020 increased by $21.1 million, or 20%, compared to the year ended December 31, 2010. Given that the increase in the cost of revenue was 20% compared to the increase in revenue of 16%, it resulted in a slight decline in gross margin for the year ended December 31, 2020 compared to the year ended December 31, 2019. The lower gross margin for the year ended December 31, 2020 was primarily due to the increase in employee compensation and employee benefits as well as engineering consulting costs.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have decreased from 38% for the year ended December 31, 2019 to 35% for the year ended December 31, 2020. In dollar terms, sales and marketing expenses increased from $107.3 million for the year ended December 31, 2019 to $114.7 million for the year ended December 31, 2020, an increase of $7.5 million or 7%. This increase was primarily due to (i) a $4.1 million increase in employee compensation and benefits as a result of a 4% increase in average headcount, (ii) an increase in marketing and promotional costs as well as advertising costs of $6.0 million, (iii) an increase of all other costs of $1.2 million, (iv) an increase in contract labor of $0.9 million and (v) an increase in recruiting costs of $0.5 million. These increases were offset by a decline in trade show expenses of $2.8 million and a reduction of travel expenses of $2.8 million.

The $4.1 million increase in sales and marketing expense attributable to employee compensation and benefits for the year ended December 31, 2020, was primarily due to an increase in (i) salaries, wages and benefit costs of $3.2 million due to a 4% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and higher bonus payouts and (ii) commissions of $0.9 million due to new customer wins in excess of the prior year. Our overall spending increased as we attempt to accelerate our future revenue growth by investing in more resources.

General and administrative. General and administrative expenses increased from $47.4 million for the year ended December 31, 2019 to $52.2 million for the year ended December 31, 2020, an increase of $4.9 million or 10%. This increase was primarily due to (i) increases in compensation and benefit costs of $7.9 million, (ii) an increase in computer software and license costs of $1.7 million, (iii) an increase of outside services of $1.6 million, (iv) an increase in rent of $1.0 million and (v) and increase in other costs of $0.9 million. These unfavorable variances were offset, in part, by (i) a favorable increase in administrative allocations of $2.3 million, (ii) a reduction in travel costs of $2.0 million, (iii) a decline in recruitment costs of $0.9 million and (iv) a decrease of sales and other related taxes of $0.8 million.

The $7.9 million increase in general and administrative expenses attributable to employee compensation and benefits for the year ended December 31, 2020, was primarily due to an increase in salaries, wages and benefit costs of $6.8 million due to a 15% increase in the average number of employees devoted to general and administrative functions, annual pay increases, and increased bonus payouts, and an increase of $1.1 million in stock-based compensation expense.

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

Impairment charges related to operating lease right-of-use assets. We recognized an impairment charge of $1.2 million for the year ended December 31, 2020, related to one of our office leases as we ceased use of a portion of the office space due to increased use of remote work which has occurred during the COVID-19 pandemic.

Litigation costs and related recoveries, net. For the years ended December 31, 2020 and 2019, litigation costs and related recoveries, net consist of the following (in thousands):

	2020	2019	Change
Professional fees and other defense costs of litigation	$13,493	$8,002	$5,491
Litigation appeal refund	—	(12,775)	12,775
Insurance recoveries, net	1,062	3,939	(2,877)
Litigation costs, net of related insurance recoveries	$14,555	$(834)	$15,389

Professional fees and other defense costs associated with litigation increased from $8.0 million for the year ended December 31, 2019 to $13.5 million for the year ended December 31, 2020, an increase of $5.5 million. This increase was primarily due to increased costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Litigation appeal refunds decreased from $12.8 million for the year ended December 31, 2019 to none for the year ended December 31, 2020. In May 2018, we appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As described in Note 10 to our consolidated financial statements included in Part II, Item 8 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million for the year ended December 31, 2019. The award received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I.

Insurance costs and related recoveries, net decreased from a net cost of $3.9 million for the year ended December 31, 2019 to net cost of $1.1 million for the year ended December 31, 2020. We recognized costs of $3.9 million for the year ended December 31, 2019, reflecting the estimate of the amounts owed to the insurance company at that time. The liability, noted above, was subject to change as additional costs related to any future Rimini I appeal and remand proceedings were incurred. For the year ended December 31, 2020, we recognized costs of $1.1 million to revise the amount due to the insurance company (for portions of the Court of Appeals and U.S. Supreme Court awards), which was paid in September 2020. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

Interest expense. Interest expense decreased from $0.4 million for the year ended December 31, 2019 to $0.1 million for the year ended December 31, 2020, a decrease of $0.3 million. Interest expense decreased due to a reduction in accretion expense of $0.2 million related to the GP Sponsor note payable. The GP Sponsor note was paid off on June 28, 2019. Interest expense related to capital leases also decreased by approximately $0.1 million.

Other expenses, net. For the year ended December 31, 2019, we had other expenses, net of $1.5 million as compared to other expenses net of $0.3 million for the year ended December 31, 2020, a decrease of $1.2 million. For the year ended December 31, 2020, other expense, net was primarily comprised of foreign exchange losses of $77 thousand and other non-operating expenses of $0.2 million. For the year ended December 31, 2019, other expense, net of $1.5 million was primarily comprised of foreign exchange losses of $1.6 million and other non-operating expenses of $0.2 million. The amounts were partially offset by interest income of $0.2 million related to the U.S. Supreme Court decision.

Income tax expense. Income tax expense increased from $2.7 million for the year ended December 31, 2019 to $4.6 million for the year ended December 31, 2020, an increase of $1.9 million or 68%. Our foreign earnings before income taxes increased from $6.7 million for the year ended December 31, 2019 to $9.0 million for the year ended December 31, 2020, an increase of $2.3 million. The provision for income taxes is based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Our provision for income taxes consists primarily of foreign taxes for the periods presented, as our taxable income for U.S. federal and state purposes is offset by net operating losses. In addition, because of our lack of domestic earnings history, the domestic net deferred tax assets have been fully offset by a valuation allowance and no tax benefit has been recognized.

Comparison of Years ended December 31, 2019 and 2018

Our consolidated statements of operations for the years ended December 31, 2019 and 2018 are presented below (in thousands):

			Variance
	2019	2018	Amount	Percent
Revenue	$281,052	$253,460	$27,592	10.9%
Cost of revenue:
Employee compensation and benefits	70,604	64,158	6,446	10.0%
Engineering consulting cost	16,644	13,946	2,698	19.3%
Administrative allocations (1)	12,271	10,715	1,556	14.5%
All other costs	5,587	7,162	(1,575)	(22.0)%
Total cost of revenue	105,106	95,981	9,125	9.5%
Gross profit	175,946	157,479	18,467	11.7%
Gross margin	62.6%	62.1%
Operating expenses:
Sales and marketing	107,280	89,493	17,787	19.9%
General and administrative	47,364	37,204	10,160	27.3%
Litigation costs and related recoveries, net	(834)	1,258	(2,092)	(166.3)%
Total operating expenses	153,810	127,955	25,855	20.2%
Operating income	22,136	29,524	(7,388)	(25.0)%
Non-operating expenses:
Interest expense	(398)	(32,530)	32,132	(98.8)%
Other debt financing expenses	—	(58,331)	58,331	(100.0)%
Gain from change in fair value of embedded derivatives	—	1,600	(1,600)	(100.0)%
Other expenses, net	(1,495)	(2,222)	727	(32.7)%
Income (loss) before income taxes	20,243	(61,959)	82,202	(132.7)%
Income tax expense	(2,714)	(1,992)	(722)	36.2%
Net income (loss)	$17,529	$(63,951)	$81,480	(127.4)%
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

The $15.8 million increase in sales and marketing expense attributable to employee compensation and benefits for the year ended December 31, 2019, was primarily due to an increase in (i) salaries, wages and benefit costs of $11.6 million due to a 19% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and higher bonus payouts and (ii) commissions of $4.6 million due to new customer wins in excess of the prior year and (iii) an unfavorable impact of $2.8 million as a result of adopting ASC 606 as less commissions were capitalized in 2019. These increases were partially offset by a decrease in costs of $0.3 million associated with our sabbatical benefit plan adopted in May 2018.

General and administrative. General and administrative expenses increased from $37.2 million for the year ended December 31, 2018 to $47.4 million for the year ended December 31, 2019, an increase of $10.2 million or 27%. This increase was primarily due to (i) increases in compensation and benefit costs of $5.9 million, (ii) increases in sales tax expense and other taxes of $4.5 million due to recording a larger sales tax benefit in 2018, (iii) an increase in contract labor of $1.8 million, and (iv) an increase of computer supplies and software costs for $1.3 million.

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

Litigation costs and related recoveries, net. For the years ended December 31, 2019 and 2018, litigation costs and related recoveries, net consist of the following (in thousands):

	2019	2018	Variance
Professional fees and other defense costs of litigation	$8,002	$30,126	$(22,124)
Insurance recoveries and reduction in deferred settlement liability	(12,775)	(21,285)	8,510
Pre-judgment interest on litigation judgment	3,939	(7,583)	11,522
Litigation costs, net of related insurance recoveries	$(834)	$1,258	$(2,092)

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

In May 2018, we also appealed to the U.S. Supreme Court for approximately $12.8 million of the District Court's award of non-taxable expenses related to the judgment. On March 4, 2019, the U.S. Supreme Court issued a unanimous decision reversing earlier decisions by the lower courts and ruling that Oracle must return approximately $12.8 million in non-taxable expenses that we had previously paid to Oracle (plus interest). As further described in Note 10 to our consolidated financial statements included in Part II, Item 8 of this Report, as mandated by the U.S. Supreme Court, on April 5, 2019, Oracle paid us approximately $13.0 million (the principal amount plus post-judgment interest). As a result, we recognized a recovery of non-taxable expenses for $12.8 million and recorded interest income of $0.2 million for the year ended December 31, 2019. The award received is required to be shared on a pro rata basis with an insurance company, which had previously paid for part of the judgment and reimbursed a portion of defense costs, after deducting the costs of all of our past and pending appeal and remand proceedings in Rimini I.

Insurance costs and related recoveries, net increased from a net recovery of $7.6 million for the year ended December 31, 2018 to net cost of $3.9 million for the year ended December 31, 2019. During the first quarter of 2018, Rimini II legal fees exceeded the $8.0 million balance of the deferred settlement liability which was eliminated through the recognition of insurance recoveries. As a result, we recognized an $8.0 million deferred gain for the year ended December 31, 2018 offset by $0.4 million owed to an insurance company. As noted above, we recognized costs of $3.9 million for the year ended December 31, 2019 reflecting our current estimate of the amounts owed to the insurance company to date from the amounts refunded by Oracle from the Rimini I litigation. The liability is subject to decrease as additional costs related to any future Rimini I appeal and remand proceedings are incurred. We expect this liability to be settled in the second quarter of 2020.

Interest expense. Interest expense decreased from $32.5 million for the year ended December 31, 2018 to $0.4 million for the year ended December 31, 2019, a decrease of $32.1 million. Reductions in interest expense were primarily due to the payoff of the former Credit Facility on July 19, 2018, including reductions in (i) interest payable at 12.0% of $7.5 million, (ii) PIK interest payable at 3.0% of $1.9 million, (iii) accretion expense of $11.7 million, and (iv) make-whole applicable premium of $3.1 million, (v) a make-whole applicable premium of $7.3 million upon payoff of the Credit Facility on July 19, 2018, and (vi) an decrease in accretion of $0.7 million related to the GP Sponsor note payable. The note was paid off on June 28, 2019.

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

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had a working capital deficit of $62.1 million and we had an accumulated deficit of $301.7 million. We recorded net income of $13.0 million and $17.5 million for the years ended December 31, 2020 and 2019, respectively, and a net loss of $64.0 million for the year ended December 31, 2018.

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $229.0 million that is included in current liabilities as of December 31, 2020. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to customers are currently limited to approximately 39% of the related deferred revenue based on our gross margin of 61% for the year ended December 31, 2020.

We have contractual obligations of approximately $25.6 million that are due during the 12 months ending December 31, 2020. This amount consists of (i) Series A Preferred Stock dividends payable in cash of approximately $14.8 million and (ii) operating and capital lease payments of $6.4 million.

For the next 12 months, we believe that cash, cash equivalents, and restricted cash of $87.9 million as of December 31, 2020, plus future cash flow from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures, and our contractual obligations of approximately $25.6 million that are due during the 12 months ending December 31, 2021.

As discussed below in greater detail, for the year ended December 31, 2020, we generated cash flows from our operating activities of $42.1 million, which were derived from cash earnings of $29.1 million and favorable changes in operating assets and liabilities of $13.0 million. We believe our operating cash flows for the year ending December 31, 2020 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

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

Year Ending December 31:	Cash	PIK	Total
2021	$14,797	$4,439	$19,236
2022	15,229	4,569	19,798
2023	8,574	2,572	11,146
Total	$38,600	$11,580	$50,180

This refinancing improved our liquidity and capital resources whereby future financing cash payments are expected to be limited to annual cash dividends ranging from $14.8 million to $15.2 million through July 19, 2023.

Please refer to Notes 6 and 13 to the audited consolidated financial statements included in Item 8 of this Report for further details about the Series A Preferred Stock including (i) mandatory redemption rights, (ii) the security agreement and Convertible Notes that may become payable pursuant to certain redemption provisions, (iii) rights to convert to shares of Common Stock, (iv) registration rights, and (v) voting rights and preferences in liquidation.

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

The second amendment to the loan agreement was effective on December 21, 2018 and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million, which is accounted for as DDIC that was being accreted through the maturity date. The Company recognized accretion expense of $0.2 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.

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

In connection with the closing on July 19, 2018 of the Initial Private Placement discussed in Note 5 to our consolidated financial statements included in Item 8 of this Report, we used substantially all of the $133.0 million of cash proceeds to repay all outstanding indebtedness and fees under the Credit Facility, and the Credit Facility was terminated. The aggregate cash payments to terminate the Credit Facility amounted to $132.8 million and consisted of the following (in thousands):

Contractual principal and exit fees:
Principal balance	$102,576
Mandatory trigger event exit fees	13,624
Mandatory consulting	2,000
Subtotal	118,200
Make-whole applicable premium	7,307
Amendment fees and related liabilities	6,250
Accrued interest and fees payable	1,073
Total cash termination payments	$132,830

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net cash provided by (used in):
Operating activities	$42,103	$20,386	$22,382
Investing activities	(1,483)	(1,872)	(1,053)
Financing activities	6,375	(5,737)	(34,774)

Cash Flows Provided by Operating Activities

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. During 2020, we focused on our collection efforts as the COVID-19 pandemic emerged to minimize the unfavorable impact of our accounts receivable. For the years ended December 31, 2020, 2019 and 2018, cash flows provided by operating activities amounted to $42.1 million, $20.4 million and $22.4 million, respectively. The key components in the calculation of our cash provided by operating activities for the years ended December 31, 2020, 2019 and 2018, are as follows (in thousands):

	2020	2019	2018
Net income (loss)	$12,980	$17,529	$(63,951)
Non-cash expenses, net	16,166	7,431	74,854
Non-operating expense	—	—	10,410
Changes in operating assets and liabilities, net	12,957	(4,574)	1,069
Net cash provided by operating activities	$42,103	$20,386	$22,382

For the year ended December 31, 2020, cash flows provided by operating activities amounted to $42.1 million. We recognized net income of $13.0 million, non-cash expenses of $16.2 million and favorable changes in operating assets and liabilities, net of $13.0 million for the year ended December 31, 2020. For year ended December 31, 2020, the non-cash expenses, net amounted to $16.2 million and were comprised of stock-based compensation expense of $7.5 million, amortization and accretion related to ROU assets and liabilities of $6.2 million, depreciation and amortization expense of $1.8 million and a non-cash impairment charge related to a ROU asset of $1.2 million.

For the year ended December 31, 2020, changes in operating assets and liabilities were favorable by $13.0 million to the operating cash flows due to an increase of deferred revenue of $22.7 million, a decrease in prepaid expenses, deposits and other assets of $3.2 million, an increase in accrued liabilities of $1.6 million and an increase in accounts payable of $0.9 million. These favorable changes were offset by unfavorable changes in accounts receivable for $8.5 million and deferred contract costs for $6.9 million.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities were primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Such capital expenditures totaled $1.5 million, $1.9 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. From June 2016 when we entered into the Credit Facility until the termination of the Credit Facility in July 2018, we were subject to covenants in the Credit Facility that restricted our capital expenditures.

For the year ended December 31, 2020, capital expenditures of $1.5 million consisted of new computer equipment and leasehold improvements of $0.8 million for our U.S. facilities, and $0.7 million for computer equipment at our foreign locations, primarily in India.

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

Cash Flows from Financing Activities

For the year ended December 31, 2020, cash provided by financing activities of $6.4 million was attributable to net proceeds of $25.7 million generated from our August 2020 Offering and proceeds of $1.8 million received from stock option exercises. These cash proceeds were offset by dividend payments of $15.8 million, payments of $4.5 million related to repurchasing 5,000 shares of the Series A Preferred Stock, payments for professional fees associated with our August 2020 Offering of $0.6 million and capital lease payments of $0.3 million.

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

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax set forth in the U.S. Tax Cuts and Jobs Act of 2017 may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of December 31, 2020, we had cash and cash equivalents of $42.6 million in our foreign subsidiaries.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2020, and the period in which each contractual obligation is due (in thousands):

	Year Ending December 31:
	2021	2022	2023	2024	2025	Thereafter	Total
Series A Preferred Stock:
Cash Dividends at 10.0% per annum	$14,797	$15,229	$8,574	$—	$—	$—	$38,600
PIK Dividends at 3.0% per annum (1)	4,439	4,569	2,572	—	—	—	11,580
Assumed redemption (2)
Lease obligations:
Operating	5,820	5,255	4,532	4,266	3,096	2,650	25,619
Financing	549	405	398	398	332	—	2,082
Total	$25,605	$25,458	$16,076	$4,664	$3,428	$2,650	$77,881
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
(2)As discussed in Note 6 to our consolidated financial statements included in Item 8 of this Report, the Series A Preferred Stock will become mandatorily redeemable, upon the election by the holders of a majority of the then outstanding Preferred Stock, on or after July 19, 2023. For purposes of this table, we have assumed that holders of Series A Preferred Stock do not elect to exercise their right to convert to Common Stock and we do not elect to redeem any shares prior to July 19, 2023. Rather, we have assumed that the holders elect to require us to redeem all outstanding shares of Series A Preferred Stock on July 19, 2023 for the entire liquidation preference of $154.9 million that is outstanding as of December 31, 2020. Under this scenario, the cumulative PIK Dividends of $11.6 million shown in the table above would also be subject to redemption on July 19, 2023.

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

The transaction price is generally the same as the contractual price. Typically, the structure of our arrangements does not give rise to variable consideration. However, in the event where variable consideration should exist, we estimate additional revenue for variable consideration when we have an enforceable right, the amount can be estimated reliably and its realization is probable.

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

Recent Accounting Pronouncements

The following accounting standards are not yet effective and management has not completed its evaluation of the recent accounting pronouncements to determine the impact that adoption of these standards will have on our consolidated financial statements.

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

For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 and Adoption of ASC 842, Leases under Note 3 to our consolidated financial statements included in Item 8 of this Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated between 35% and 41% of our revenue from our international business for the years ended December 31, 2020, 2019 and 2018. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the fiscal years ended December 31, 2020, 2019 and 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rimini Street, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020 due to the adoption of Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of revenue contracts with non-standard provisions

As discussed in Note 2 and Note 4 to the consolidated financial statements, the Company recognized $327 million in revenue which was primarily derived from the subscription-based software support revenue for the year ended December 31, 2020. A significant portion of the Company’s contracts contain non-standard provisions which require judgment to determine the appropriate accounting through the five-step framework prescribed by ASC Topic 606 – Revenue from Contracts with Customers.

We identified the evaluation of revenue contracts with non-standard provisions related to subscription-based software support revenue as a critical audit matter. This matter required a higher degree of auditor judgment to assess whether non-standard provisions in contracts and amendments were appropriately evaluated by management.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company's subscription-based software support revenue processes that included identifying and evaluating non-standard contract provisions. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscriptions-based software support revenue. For a selection of revenue transactions, we developed independent expectations of the revenue recognized based on the provisions in contracts and amendments and compared them to the amounts recorded by the Company. We also evaluated the overall sufficiency of the audit evidence over revenue by assessing the results of our procedures.

Contingencies for Rimini II litigation

As discussed in Note 10 to the consolidated financial statements, on September 15, 2020, the U.S. District Court of Nevada issued an order resolving seven total motions for summary judgment with respect to the Rimini II litigation. The Court found infringement of certain Oracle PeopleSoft copyrights for work Rimini performed for a set of specific customers. As of this date, no damages have been awarded and, if any, such will be determined ultimately by the Rimini II jury. The Company believes that an award for damages payable to Oracle is not probable. Further, the Company has determined that the amount of loss or range of loss cannot be reasonably estimated. Accordingly, no accrual has been recorded and no disclosure of the amount of estimated loss or range of loss has been made as of December 31, 2020.

We identified the evaluation of the Company’s assessment of contingencies related to the Rimini II litigation as a critical audit matter. There was a high degree of subjective auditor judgment required in evaluating the probability of legal outcomes and disclosures related to the litigation contingencies.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to management’s evaluation of contingencies, including the determination of whether a loss is probable of being incurred and whether the amount of loss or range of loss can be reasonably estimated. We evaluated the reasonableness of management’s assessment of an unfavorable outcome being not probable by (1) performing inquiries of management and of internal and external legal counsel; (2) reading minutes of meetings of the board of directors and committees thereof; and (3) inspecting historical court documents and other relevant support. We obtained letters of audit inquiry from internal and external legal counsel to confirm the status of the litigation in court proceedings and obtain legal interpretation to evaluate management’s assessment that the award of damages at this time is not probable. We evaluated the sufficiency of the Company’s litigation contingency disclosures in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codifications Topic 450, Contingencies, by assessing the results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Santa Clara, California
March 3, 2021

RIMINI STREET, INC.

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$87,575	$37,952
Restricted cash	334	436
Accounts receivable, net of allowance of $723 and $1,608, respectively	117,937	111,574
Deferred contract costs, current	13,918	11,754
Prepaid expenses and other	13,456	15,205
Total current assets	233,220	176,921
Long-term assets:
Property and equipment, net	4,820	3,667
Operating lease right-of-use assets	17,521	—
Deferred contract costs, noncurrent	21,027	16,295
Deposits and other	1,476	3,089
Deferred income taxes, net	1,871	1,248
Total assets	$279,935	$201,220
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,241	$2,303
Accrued compensation, benefits and commissions	38,026	27,918
Other accrued liabilities	21,154	23,347
Operating lease liabilities, current	3,940	—
Deferred revenue	228,967	205,771
Total current liabilities	295,328	259,339
Long-term liabilities:
Deferred revenue, noncurrent	27,966	29,727
Operating lease liabilities, noncurrent	15,993	—
Accrued PIK dividends payable	1,193	1,156
Other long-term liabilities	2,539	2,275
Total liabilities	343,019	292,497
Commitments and contingencies (Note 10)
Redeemable Series A Preferred Stock. Authorized 180 shares, issued and outstanding 155 shares and 155 shares as of December 31, 2020 and 2019, respectively. Liquidation preference of $154,911, net of discount of $17,057 and $155,231, net of discount of $23,915 as of December 31, 2020 and 2019, respectively.	137,854	131,316
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 76,406 and 67,503 shares as of December 31, 2020 and 2019, respectively	8	7
Additional paid-in capital	101,047	93,484
Accumulated other comprehensive loss	(318)	(1,429)
Accumulated deficit	(301,675)	(314,655)
Total stockholders' deficit	(200,938)	(222,593)
Total liabilities, redeemable preferred stock and stockholders' deficit	$279,935	$201,220

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue	$326,780	$281,052	$253,460
Cost of revenue	126,211	105,106	95,981
Gross profit	200,569	175,946	157,479
Operating expenses:
Sales and marketing	114,741	107,280	89,493
General and administrative	52,222	47,364	37,204
Impairment charges related to operating lease right-of-use assets	1,167	—	—
Litigation costs and related recoveries:
Professional fees and other costs of litigation	13,493	8,002	30,126
Litigation appeal refunds	—	(12,775)	(21,285)
Insurance costs and recoveries, net	1,062	3,939	(7,583)
Litigation costs and related recoveries, net	14,555	(834)	1,258
Total operating expenses	182,685	153,810	127,955
Operating income	17,884	22,136	29,524
Non-operating expenses:
Interest expense	(77)	(398)	(32,530)
Other debt financing expenses	—	—	(58,331)
Gain from change in fair value of embedded derivatives	—	—	1,600
Other expenses, net	(258)	(1,495)	(2,222)
Income (loss) before income taxes	17,549	20,243	(61,959)
Income tax expense	(4,569)	(2,714)	(1,992)
Net income (loss)	12,980	17,529	(63,951)
Other comprehensive income (loss):
Foreign currency gain (loss)	1,111	138	(700)
Comprehensive income (loss)	$14,091	$17,667	$(64,651)

Net loss attributable to common stockholders	$(13,829)	$(7,914)	$(74,592)
Net loss per share attributable to common stockholders (basic and diluted)	$(0.19)	$(0.12)	$(1.22)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	71,231	66,050	61,384

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2017	59,314	$6	$94,967	$(867)	$(268,233)	$(174,127)
Stock-based compensation	—	—	4,394	—	—	4,394
Exercise of stock options for cash	1,982	—	2,034	—	—	2,034
Issuance of Common Stock in Private Placement, net	2,897	—	17,593	—	—	17,593
Accretion of discount on Series A Preferred Stock	—	—	(2,373)	—	—	(2,373)
Accrued dividends on Series A Preferred Stock
Paid and payable in cash	—	—	(6,366)	—	—	(6,366)
Paid and payable in kind	—	—	(1,902)	—	—	(1,902)
Foreign currency translation gain	—	—	—	(700)	—	(700)
Net loss	—	—	—	—	(63,951)	(63,951)
Balances, December 31, 2018	64,193	6	108,347	(1,567)	(332,184)	(225,398)
Stock-based compensation expense	—	—	5,532	—	—	5,532
Exercise of stock options for cash	2,780	1	3,334	—	—	3,335
Restricted stock units vested	178	—	—	—	—	—
Issuance of Common Stock in Private Placement, net	207	—	935	—	—	935
Issuance of Common Stock	145	—	779	—	—	779
Accretion of discount on Series A Preferred Stock	—	—	(5,848)	—	—	(5,848)
Accrued dividends on Series A Preferred Stock
Paid and payable in cash	—	—	(15,073)	—	—	(15,073)
Paid and payable in kind	—	—	(4,522)	—	—	(4,522)
Foreign currency translation loss	—	—	—	138	—	138
Net income	—	—	—	—	17,529	17,529
Balances, December 31, 2019	67,503	7	93,484	(1,429)	(314,655)	(222,593)
Stock-based compensation expense	—	—	7,461	—	—	7,461
Exercise of stock options for cash	1,689	—	1,808	—	—	1,808
Restricted stock units vested	1,114	—	—	—	—	—
Issuance of Common Stock in August 2020 Offering, net	6,100	1	25,103	—	—	25,104
Return related to repurchase of Series A Preferred Stock	—	—	(83)	—	—	(83)
Accretion of discount on Series A Preferred Stock	—	—	(6,275)	—	—	(6,275)
Accrued dividends on Series A Preferred Stock
Paid and payable in cash	—	—	(15,713)	—	—	(15,713)
Paid and payable in kind	—	—	(4,738)	—	—	(4,738)
Foreign currency translation loss	—	—	—	1,111	—	1,111
Net income	—	—	—	—	12,980	12,980
Balances, December 31, 2020	76,406	$8	$101,047	$(318)	$(301,675)	$(200,938)

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,980	$17,529	$(63,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	—	185	13,331
Write-off of debt discount and issuance costs	—	—	54,536
Non-cash impairment charge	1,167	—	—
Amortization and accretion related to ROU assets	6,192	—	—
Gain from change in fair value of embedded derivatives	—	—	(1,600)
Paid-in-kind interest expense	—	—	1,886
Stock-based compensation expense	7,461	5,532	4,394
Depreciation and amortization	1,813	1,913	1,838
Write-off of deferred debt financing costs	—	—	704
Deferred income taxes	(514)	(337)	(235)
Other	47	138	—
Make-whole applicable premium included in interest expense	—	—	10,410
Changes in operating assets and liabilities:
Accounts receivable	(8,547)	(31,221)	(18,036)
Prepaid expenses, deposits and other	3,189	(9,244)	555
Deferred contract costs	(6,895)	(968)	(3,722)
Accounts payable	931	(10,513)	2,875
Accrued compensation, benefits, commissions and other liabilities	1,565	8,262	(1,541)
Deferred insurance settlement	—	—	(8,033)
Deferred revenue	22,714	39,110	28,971
Net cash provided by operating activities	42,103	20,386	22,382
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,483)	(1,872)	(1,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to the issuance of Common Stock from August 2020 Offering	25,657	—	—
Payments of professional fees related to issuance of Common Stock from August 2020 Offering	(553)	—	—
Net proceeds from issuance of Series A Preferred Stock and Common Stock	—	9,110	133,000
Payments to repurchase shares of Series A Preferred Stock	(4,500)	—	—
Principal payments on borrowings	—	(2,555)	(145,807)
Make-whole applicable premium related to prepayment of borrowings	—	—	(10,410)
Payments for deferred offering and finance costs	—	(452)	(10,159)
Proceeds from exercise of employee stock options	1,808	3,335	2,034
Payment of cash dividends on Series A Preferred Stock	(15,781)	(14,742)	(2,845)
Principal payments on financing leases	(256)	(433)	(587)
Net cash provided by (used in) financing activities	6,375	(5,737)	(34,774)
Effect of foreign currency changes on cash	2,526	405	(1,376)
Net change in cash, cash equivalents and restricted cash	49,521	13,182	(14,821)
Cash, cash equivalents and restricted cash at beginning of year	38,388	25,206	40,027
Cash, cash equivalents and restricted cash at end of year	$87,909	$38,388	$25,206

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Years Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$63	$230	$19,321
Cash paid for income taxes	3,065	2,184	1,765
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in August 2020 Public Offering:	$1,650	$—	$—
Underwriter discounts and commissions	143	—	—
Underwriter expenses	300	—	—
Accrued professional fees related to the issuance of Common Stock
Discount on shares issued in Private Placement:
Fair value of 292 and 2,897 shares of Common Stock issued for no consideration in 2019 and 2018, respectively	$—	$1,098	$20,131
Original issuance discount on Series A Preferred Stock	—	500	7,000
Transaction costs	—	390	—
Issuance of 120 shares of Common Stock regarding consent for Private Placements	—	638	—
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$3,842	$3,889	$3,521
Accrued PIK dividends	1,193	1,156	1,056
Accretion of discount on Series A Preferred Stock	6,275	5,848	2,373
Issuance of Series A Preferred Stock for PIK Dividends	4,680	4,385	846
Liability for mandatory fees and related debt discount under Credit Facility:
Adjustment for updated calculation of mandatory trigger event exit fees	$—	$—	$3,952
Increase in principal for debt discount on GP Sponsor loan	—	—	167
Purchase of equipment under capital lease obligations	1,640	206	353

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

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. RSI provides enterprise software support services. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. As such, the consolidated financial results of the Company for the years ended December 31, 2020, 2019 and 2018 presented in the consolidated financial statements reflect the operating results of RSI and its consolidated subsidiaries.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

Liquidity

As of December 31, 2020, the Company's current liabilities exceeded its current assets by $62.1 million, and the Company earned net income of $13.0 million for the year ended December 31, 2020. As of December 31, 2020, the Company had available cash, cash equivalents and restricted cash of $87.9 million. As of December 31, 2020, the Company’s current liabilities included $229.0 million of deferred revenue whereby the historical costs of fulfilling the Company’s commitments to provide services to its customers was approximately 39% of the related deferred revenue for the year ended December 31, 2020.

As discussed in Note 7, the Company completed a firm commitment underwritten public offering on August 18, 2020 (the “August 2020 Offering”) of 6.1 million shares of its Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Underwriter discounts and commissions were $1.7 million and the underwriter expenses were $0.1 million. The Company also incurred additional professional fees of $0.6 million as part of the transaction, resulting in net proceeds from the August 2020 Offering of approximately $25.1 million. The Company intends to use the net proceeds from the August 2020 Offering for working capital and other general corporate purposes.

As discussed in Note 6, the Company entered into an agreement on October 30, 2020 with certain of the holders of its Series A Preferred Stock (the "Stock Repurchase Agreement") to repurchase 5,000 shares of Series A Preferred Stock and the associated obligations pursuant to the Company's Convertible Secured Promissory Notes outstanding in respect thereof (the "Note Obligations") for an aggregate purchase price of approximately $4.5 million.

On June 20, 2019, the Company completed a third private placement, which provided additional net proceeds of $3.0 million from the sale of 3,500 shares of 13.00% Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock") and 72,414 of Common Stock. On March 7, 2019, the Company had completed a second placement, which provided additional net cash proceeds of $5.0 million from the sale of 6,500 shares of the Series A Preferred Stock and 134,483 shares of Common Stock.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2018, the Company refinanced and repaid its Credit Facility on July 19, 2018 through aggregate cash payments of $132.8 million that resulted in the termination of the Credit Facility. These payments were funded from the Private Placement that resulted in cash proceeds of $133.0 million from the sale of 140,000 shares of Series A Preferred Stock and approximately 2.9 million shares of Common Stock. In addition, the Company used approximately $2.7 million of its cash, primarily for interest and fees under the Credit Facility and transaction costs that were due on July 19, 2018. This refinancing is expected to improve the Company’s liquidity and capital resources whereby cash dividends are payable at 10.0% per annum that will result in quarterly cash dividends ranging from $3.9 million to $4.3 million over the initial 5-year period beginning on the issuance date assuming all shares of Series A Preferred Stock remain outstanding, and thereafter, if not previously redeemed or converted, cash dividends will be payable at 13.0% per annum. Additionally, the Company repaid the $2.4 million loan payable to GP Sponsor during the first half of 2019, and to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $6.4 million. The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

Reclassifications

Certain amounts in the consolidated financial statements of the Company for prior years have been reclassified to conform to the Company’s presentation for the current year. These reclassifications had no effect on the previously reported net loss, stockholders’ deficit and cash flows.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The full extent to which the COVID-19 pandemic will impact the Company's business and operating results will depend on circumstances which are highly uncertain and cannot be accurately predicted. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, the allowance for doubtful accounts receivable, valuation assumptions for stock options, operating lease right-of-use assets and liabilities, deferred income taxes and the related valuation allowances, accretion of discounts on debt and Series A Preferred Stock, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation may be affected.

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

Cash, Cash Equivalents and Restricted Cash

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents. Cash and cash equivalents consist primarily of demand deposits with financial institutions. The restricted cash consists of demand deposits that are pledged as collateral for corporate credit card debts.

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

Deferred Contract Costs

Costs incurred to obtain new client contracts and to extend existing client contracts are primarily comprised of sales commissions. Initial sales commissions are generally deferred and amortized over their estimated useful life, which is generally 4 years. We determined the period of benefit by taking into consideration the estimated life cycles for our customers, our technology and other factors. We recognized amortization expense related to deferred contract costs of $14.0 million, $12.4 million and $11.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment and other long-lived assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Impairment for intangible software assets is based upon an assessment of net realizable value. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. The Company recognized an impairment charge of $1.2 million for the year ended December 31, 2020, related to one of our office leases as it ceased use of a portion of the office space due to increased use of remote work which has occurred during the COVID-19 pandemic.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations.
•Recognition of revenue when the performance obligations are satisfied.

Most of the Company's contracts contain a single performance obligation for subscription support services. In a limited number of arrangements, the Company also licenses software and related maintenance services under term-based arrangements or provides professional services. The Company’s performance obligations are evaluated for whether they can be distinct or should be accounted for as one performance obligation and primarily consist of (i) subscription support services or (ii) professional services sold on a time and materials basis.

The transaction price is generally the same as the contractual price. Typically, the structure of our arrangements do not give rise to variable consideration. However, in those instances where variable consideration should exist, the Company includes in its estimates, additional revenue for variable consideration when it has an enforceable right, the amount can be estimated reliably and its realization is probable.

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

Revenues generally include any taxes withheld by foreign customers and subsequently remitted to governmental authorities in those foreign jurisdictions. Foreign withholding taxes included in revenues amounted to $2.1 million, $0.9 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable but not yet paid and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period. The Company expects to recognize revenue on approximately $229.0 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements

The following accounting standards were adopted during the fiscal year 2020:

In February 2016, Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases, which requires organizations that lease assets (“lessees”) to recognize on the balance sheet the right of use ("ROU") assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months and to disclose key information about leasing arrangements. Under the new standard, both finance and operating leases will be required to be recognized on the balance sheet. Additional quantitative and qualitative disclosures, including significant judgments made by management, are also required. The Company adopted ASC 842 using the modified retrospective method on January 1, 2020. See Note 3 for the disclosure on the impact of adopting this standard.

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

NOTE 3 - ADOPTION OF ASC 842, LEASES

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the prospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current period measurement or recognition of results. The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days’ notice with a penalty. The Company's leases have various remaining lease terms ranging from January 2021 to January 2027. The Company's lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company's lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company's leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of December 31, 2020, the Company did not have any material additional operating leases that have not yet commenced.

The components of operating lease expense and supplemental balance sheet information were as follows (in thousands):

Year Ended
December 31, 2020
Operating lease expense related to ROU assets and liabilities	$6,192
Other lease expense	1,076
Total lease expense	$7,268

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	December 31, 2020
Operating lease right-of-use assets, noncurrent	$17,521

Operating lease liabilities, current	$3,940
Operating lease liabilities, noncurrent	15,993
Total operating lease liabilities	$19,933

As of January 1, 2020, the Company had total operating lease right-of use assets of $18.8 million and total operating lease liabilities of $20.0 million.

Weighted Average Remaining Lease Term	Years
Operating Leases	4.8
Weighted Average Discount Rate
Operating Leases	10.7%

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

83

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31:
2021	$5,820
2022	5,255
2023	4,532
2024	4,266
2025	3,096
Thereafter	2,650
Total future undiscounted lease payments	25,619
Less imputed interest	(5,686)
Total	$19,933

For the year ended December 31, 2020, the Company paid $6.1 million for operating leases.

Maturities of operating leases as of December 31, 2019 were as follow (in thousands):

Year Ending December 31, 2019
2020	$5,609
2021	5,155
2022	4,067
2023	2,993
2024	2,670
Thereafter	5,065
$25,559

NOTE 4 — OTHER FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

For purposes of the consolidated statements of cash flows, as of December 31, 2020, 2019 and 2018 cash, cash equivalents and restricted cash are as follows (in thousands):

	2020	2019
Cash and cash equivalents	$87,575	$37,952
Restricted cash	334	436
Total cash, cash equivalents and restricted cash	$87,909	$38,388

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is set forth below for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Allowance, beginning of year	$1,608	$711	$51
Provisions	996	971	713
Write offs, net of recoveries	(1,881)	(74)	(53)
Allowance, end of year	$723	$1,608	$711
84

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Write offs, net of recoveries significantly increased in 2020 due to collection issues and client bankruptcies resulting, in part, to the COVID-19 pandemic.

Prepaid Expenses and Other Current Assets

As of December 31, 2020 and 2019, prepaid expenses and other current assets consisted of the following (in thousands):

	2020	2019
Prepaid expenses and deposits	$7,686	$12,390
Foreign tax refunds receivable	1,714	1,819
Other	4,056	996
Total	$13,456	$15,205

Property and Equipment

As of December 31, 2020 and 2019, property and equipment consisted of the following (in thousands):

	2020	2019
Computer equipment	$11,141	$8,786
Furniture and fixtures	2,837	2,836
Capitalized software costs	438	515
Leasehold improvements	1,292	1,251
Construction-in-progress	97	126
Total property and equipment	15,805	13,514
Less accumulated depreciation	(10,985)	(9,847)
Property and equipment, net	$4,820	$3,667

Depreciation expense was $1.8 million, $1.9 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Contract Costs

Activity for deferred contract costs for the years ended December 31, 2020 and 2019 was provided below (in thousands):

	Years Ended December 31,
	2020	2019
Deferred contract costs, current and noncurrent as of the beginning of the period	$28,049	$27,080
Capitalized commissions during the period	20,886	13,408
Amortized deferred contract costs during the period	(13,990)	(12,439)
Deferred contract costs, current and noncurrent, as of the end of the period	$34,945	$28,049

Other Accrued Liabilities

As of December 31, 2020 and 2019, other accrued liabilities consist of the following (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019
Accrued sales and other taxes	$5,213	$5,752
Accrued professional fees	5,912	4,367
Accrued dividends on Redeemable Series A Preferred Stock	3,842	3,889
Current maturities of capital lease obligations	429	222
Income taxes payable	2,245	1,091
Appeal proceeds payable to insurance company	—	4,388
Other accrued expenses	3,513	3,638
Total other accrued liabilities	$21,154	$23,347

Deferred Revenue

Activity for deferred revenue for the years ended December 31, 2020 and 2019 was provided below (in thousands):

	Years Ended December 31,
	2020	2019
Deferred revenue, current and noncurrent, as of the beginning of the period	$235,498	$196,706
Billings, net	348,215	319,844
Revenue recognized	(326,780)	(281,052)
Deferred revenue, current and noncurrent, as of the end of the period	$256,933	$235,498

Advertising

Advertising expenses were $3.1 million, $0.9 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other Expenses, Net

For the years ended December 31, 2020, 2019 and 2018, other expenses, net consists of the following (in thousands):

	2020	2019	2018
Interest income:
Post-judgment interest on litigation appeal award	$—	$212	$199
Other	24	45	54
Write-off of deferred debt financing costs	—	—	(704)
Foreign currency transaction losses	(77)	(1,640)	(1,476)
Other expenses	(205)	(112)	(295)
Total other expenses, net	$(258)	$(1,495)	$(2,222)

NOTE 5 — FORMER DEBT AGREEMENTS

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The second amendment to the note payable was effective on December 21, 2018 and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as DDIC that was being accreted through the maturity date. The Company recognized accretion expense of $0.2 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively

In addition, the second amendment provided for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, the Company made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. The Company made principal and interest payments totaling $2.7 million during the year ended December 31, 2019. The effective interest rate for accretion of DDIC was 26.4% for the period from December 21, 2018 through June 28, 2019. The note was paid off on June 28, 2019.

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

Termination of the Credit Facility. In connection with the closing on July 19, 2018 of the Initial Private Placement, the Company used substantially all of the $133.0 million of gross proceeds from the Initial Private Placement (together with cash-on-hand) to repay all outstanding indebtedness and fees under the Credit Facility, and the Credit Facility was terminated. The aggregate cash payments to terminate the Credit Facility amounted to $132.8 million and consisted of the following (in thousands):

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

Funded Credit Facility Activity for 2018. Presented below is a summary of activity related to the funded debt, including allocated DIC, for the year ended December 31, 2018 (in thousands):

				Contractual Liability Payments				DDIC Write-off
	December 31, 2017	PIK Accrual	Liability Adjustments	Scheduled	Prepayments	Pay-off	Accretion Expense	Prepayments	Pay-off	December 31, 2018
Contractual liabilities:
Principal balance	$125,872	$1,886	$—	$(7,250)	$(17,932)	$(102,576)	$—	$—	$—	$—
Mandatory trigger event exit fees	9,672	—	3,952	—	—	(13,624)	—	—	—	—
Mandatory consulting fees	4,000	—	—	(2,000)	—	(2,000)	—	—	—	—
Total contractual liabilities	139,544	1,886	3,952	(9,250)	(17,932)	(118,200)	—	—	—	—
DDIC:
Original issue discount	1,816	—	—	—	—	—	—	(234)	(1,582)	—
Origination fee	4,538	—	—	—	—	—	—	(586)	(3,952)	—
Amendment fee	11,521	—	—	—	—	—	—	(1,487)	(10,034)	—
Fair value of warrants	6,424	—	—	—	—	—	—	(829)	(5,595)	—
Consulting fees to lenders	6,519	—	—	—	—	—	—	(841)	(5,678)	—
Mandatory trigger event exit fees	55,200	—	3,952	—	—	—	—	(7,314)	(51,838)	—
Other issuance costs	3,600	—	—	—	—	—	—	(465)	(3,135)	—
Total DDIC	89,618	—	3,952	—	—	—	—	(11,756)	(81,814)	—
Cumulative accretion	(30,128)	—	—	—	—	—	(11,670)	4,587	37,211	—
Net discount	59,490	—	3,952	—	—	—	(11,670)	(7,169)	(44,603)	—
Net carrying value	$80,054	$1,886	$—	$(9,250)	$(17,932)	$(118,200)	$11,670	$7,169	$44,603	$—

Interest Expense

The components of interest expense for the years ended December 31, 2020, 2019 and 2018 are presented below (in thousands):

	2020	2019	2018
Credit Facility:
Interest expense at 12.0%	$—	$—	$7,513
PIK interest at 3.0%	—	—	1,886
Accretion expense for funded debt	—	—	11,670
Make-whole applicable premium:
Credit Facility prepayments	—	—	3,103
Payoff of funded Credit Facility	—	—	7,307
Accretion expense for GP Sponsor note payable	—	185	905
Interest on other borrowings	77	213	146
Total interest expense	$77	$398	$32,530

Other Debt Financing Expenses

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of other debt financing expenses for the years ended December 31, 2020, 2019 and 2018 are presented below (in thousands):

	2020	2019	2018
Write-off of DDIC:
Credit Facility prepayments	$—	$—	$7,169
Payoff of funded Credit Facility	—	—	44,603
Termination of unfunded Credit Facility	—	—	2,764
Collateral monitoring fees	—	—	1,556
Amortization of debt issuance costs related to unfunded debt	—	—	756
Unused line fees	—	—	481
Amortization of prepaid agent fees and other	—	—	1,002
Total debt financing expenses	$—	$—	$58,331

Embedded Derivatives

The Credit Facility included features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. Prior to the termination of the Credit Facility on July 19, 2018, the Company determined that embedded derivatives included the requirements to pay make-whole applicable premium in connection with certain mandatory prepayments of principal, and default interest due to non-credit-related events of default. These embedded derivatives were classified within Level 3 of the fair value hierarchy.

Changes in the fair value of embedded derivative liabilities resulted in a gain of $1.6 million for the year ended December 31, 2018. These changes in fair value are reflected in the Company’s consolidated statements of operations as a gain from change in fair value of embedded derivatives.

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

In connection with the completion of the Initial Private Placement, the Company, among other customary closing actions, (i) filed a Certificate of Designations with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock, (ii) entered into a Registration Rights Agreement with the Purchasers setting forth certain registration rights of capital stock held by the Purchasers (the “Registration Rights Agreement”), (iii) delivered a Convertible Note to each Purchaser, and (iv) entered into a Security Agreement (the “Security Agreement”) in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Convertible Notes if certain redemption provisions of the Series A Preferred Stock are triggered in the future.

March 2019 Securities Purchase Agreement

On March 7, 2019, the Company entered into a securities purchase agreement (the “March 2019 SPA”) with an accredited investor for a private placement (the "March 2019 Private Placement") of (i) 6,500 shares of Series A Preferred Stock, (ii) 134,483 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of Series A Preferred Stock were authorized pursuant to the Certificate of Designations (as defined below) and are subject to the provisions set forth in an amended Security Agreement (as defined below), a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement (as defined below) entered into in connection with the 2018 Securities Purchase Agreement discussed below. The accredited investor in the March 2019 Private Placement is affiliated with one of the accredited investors in the Initial Private Placement.

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

June 2019 Securities Purchase Agreement

On June 20, 2019, the Company entered into a securities purchase agreement (the "June 2019 SPA") with accredited investors for a private placement (the “June 2019 Private Placement”) of (i) 3,500 shares of Series A Preferred Stock, (ii) 72,414 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of the Series A Preferred Stock were authorized pursuant to the Certificate of Designations (as defined below) and are subject to the provisions set forth in an amended Security Agreement (as defined below), a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement (as defined below) entered into connection with the 2018 Securities Purchase Agreement discussed below. The accredited investors in the June 2019 Private Placement are not affiliated with the accredited investors in the March 2019 Private Placement or the Initial Private Placement.

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

On October 30, 2020, the Company entered into the Stock Repurchase Agreement with certain of the holders of its Series A Preferred Stock to repurchase 5,000 shares of Series A Preferred Stock and the associated Note Obligations for an aggregate purchase price of approximately $4.5 million representing a discount to the face value of such shares of Series A Preferred Stock and no make-whole payments were required. The Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties and waivers relating to the purchased shares of Series A Preferred Stock.

Upon the closing of the transactions contemplated by the Stock Repurchase Agreement, the shares of Series A Preferred Stock purchased by the Company were retired (and the underlying Note Obligations cancelled) and are not eligible for re-issuance by the Company in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock.

Subsequent Event

On January 5, 2021, the Company entered into an agreement with certain of the holders of its Series A Preferred Stock (the “Stock Repurchase Agreement”) to repurchase 10,000 shares of Series A Preferred Stock and the associated obligations pursuant to the Company’s Convertible Secured Promissory Notes outstanding in respect thereof (the “Note Obligations”) for an aggregate purchase price of approximately $8.95 million representing a discount to the face value of such shares of Series A Preferred Stock and no make-whole payments were required. The Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties and waivers relating to the purchased shares of Series A Preferred Stock.

Upon the closing of the transactions contemplated by the Stock Repurchase Agreement, the shares of Series A Preferred Stock purchased by the Company were retired (and the underlying Note Obligations cancelled) and are not eligible for re-issuance by the Company in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock.

The changes in the net carrying value of Series A Preferred Stock from July 19, 2018 to December 31, 2020, are set forth below (dollars in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Series A Preferred Stock
	Shares	Amount
Net carrying value on July 19, 2018	140,000	$110,779
Issuance of shares to settle PIK dividends on October 1, 2018	846	846
Accretion of discount for the year end December 31, 2018	—	2,373
Net carrying value as of December 31, 2018	140,846	113,998
Issuance of shares to settle PIK dividends on January 2, 2019	1,062	1,062
Additional shares issued on March 7, 2019	6,500	4,432
Issuance of shares to settle PIK dividends on April 1, 2019	1,059	1,059
Additional shares issued on June 20, 2019	3,500	2,653
Issuance of shares to settle PIK dividends on July 1, 2019	1,115	1,115
Issuance of shares to settle PIK dividends on October 1, 2019	1,149	1,149
Accretion of discount for the year ended December 31, 2019	—	5,848
Net carrying value as of December 31, 2019	155,231	131,316
Issuance of shares to settle PIK dividends on January 2, 2020	1,170	1,170
Issuance of shares to settle PIK dividends on April 1, 2020	1,153	1,153
Issuance of shares to settle PIK dividends on July 1, 2020	1,175	1,175
Issuance of shares to settle PIK dividends on October 1, 2020	1,182	1,182
Repurchase of 5,000 shares on October 30, 2020	(5,000)	(4,417)
Accretion of discount for the year ended December 31, 2020	—	6,275
Net carrying value for the year ended December 31, 2020	154,911	$137,854

For future calculations of earnings applicable to common stockholders, the aggregate discount applicable to the Series A Preferred Stock will be accreted using the effective interest method from the respective issuance dates through July 19, 2023 when the holders of all outstanding shares of Series A Preferred Stock may elect to redeem their shares for cash.

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

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the Closing and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of December 31, 2020 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As required under the CoD and approved by the Company’s Board of Directors, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the fourth quarter of 2020 were paid on January 4, 2021. Accrued Cash Dividends and PIK Dividends for the fourth quarter of 2019 were paid on January 4, 2021 to holders of record on December 20, 2020. Accordingly, the Company accrued a current liability for accrued dividends payable in cash through December 31, 2020 for $3.8 million. A long-term liability was recorded for $1.2 million of dividends that accrued through December 31, 2020, and that were settled through the issuance of additional shares of Series A Preferred Stock on January 4, 2021. Presented below is a summary of total and per share dividends declared through December 31, 2020 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total Dividends	Dividends
	Cash	PIK		Per Share
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2018	$6,360	$—	$6,360	$99.56
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2018	—	1,902	1,902	29.77
Fractional shares payable in cash for the year ended December 31, 2018	6	—	6	0.09
Dividends paid during the year ended December 31, 2018	(2,845)	(846)	(3,691)	(57.78)
Liability for unpaid dividends, December 31, 2018	3,521	1,056	4,577	32.50
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2019	15,073	—	15,073	99.98
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2019	—	4,485	4,485	29.75
Fractional shares payable in cash for the year ended December 31, 2019	37	—	37	0.25
Dividends paid during the year ended December 31, 2019	(14,742)	(4,385)	(19,127)	(126.86)
Liability for unpaid dividends, December 31, 2019	3,889	1,156	5,045	32.50
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2020	15,713	—	15,713	99.90
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2020	—	4,717	4,717	29.99
Fractional shares payable in cash for the year ended December 31, 2020	21	—	21	0.13
Dividends paid during the year ended December 31, 2020	(15,781)	(4,680)	(20,461)	(130.08)
Liability for unpaid dividends, December 31, 2020	$3,842	$1,193	$5,035	32.50
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

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 15.5 million shares of Common Stock based on 154,911 shares of Series A Preferred Stock outstanding as of December 31, 2020. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 7 — CAPITAL STRUCTURE

Preferred Stock

Upon completion of the Delaware Domestication discussed in Note 1, the Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors is authorized to establish the voting rights, if any, designations, powers, preferences, special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors has authorized the issuance of up to 180,000 shares of Series A Preferred Stock, and 154,911 shares were issued and outstanding as of December 31, 2020. The specific terms of the Series A Preferred Stock are discussed in detail in Note 6.

Common Stock

As of December 31, 2020 and 2019, Company is authorized to issue up to 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. Holders of the Company’s shares of Common Stock are entitled to one vote for each share.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
however, the terms of the 2007 Plan continue to govern any outstanding awards thereunder. As of December 31, 2020, stock options for approximately 1.6 million shares are outstanding under the 2007 Plan, all of which are vested.

In October 2013, the Company established the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”) that provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSU's"), performance units and performance shares. As of December 31, 2020, options for approximately 7.0 million shares are outstanding and RSU's for approximately 3.3 million shares outstanding under the 2013 Plan. There are approximately 4.0 million shares available for future grants. Through December 31, 2020, grants under the 2013 Plan consist of stock options and RSU's. The 2013 Plan will expire in July 31, 2027.

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

On the first day of each fiscal year beginning in 2018, the 2013 Plan provides that the number of authorized shares available for issuance will increase in an amount equal to the lesser of (i) 4.8 million shares, (ii) 4% of the outstanding shares of all classes of the Company's Common Stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. The Board of Directors approved an increase in the authorized shares for 3.1 million shares on February 23, 2021.

Stock Options

The following table sets forth the summary of stock option activity under the Company’s Stock Plans for the years ended December 31, 2020, 2019 and 2018, (shares in thousands):

	2020			2019			2018
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of year	8,677	$4.55		11,904	$4.00		12,130	$2.95
Granted	600	4.34		718	5.22		1,870	7.87
Forfeited	(390)	6.28		(539)	7.68		(69)	7.96
Expired	(191)	6.17		(626)	7.01		(45)	5.96
Exercised	(1,689)	1.07		(2,780)	1.20		(1,982)	1.03
Outstanding, end of year (3)(4)	7,007	5.24	5	8,677	4.55	4.9	11,904	4.00	5.1
Vested, end of year (3)	5,842	5.22	4.3	6,986	4.05	4.1	9,211	2.91	3.9
____________________
(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of December 31, 2020, 2019 and 2018, the aggregate intrinsic value of stock options outstanding was $3.8 million, $7.7 million, and $23.0 million, respectively. As of December 31, 2020, 2019 and 2018, the aggregate intrinsic value of vested stock options was $3.6 million, $7.7 million and $23.0 million, respectively.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.1 million shares as of December 31, 2020.

The following table presents the total number of shares available for grant under the 2013 Plan for the years ended December 31, 2020, 2019 and 2018 (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019	2018
Available, beginning of year	2,885	2,758	2,413
Stock options granted	(600)	(718)	(1,870)
RSU's granted	(1,846)	(2,995)	(199)
Expired options under 2007 Plan	191	626	45
Forfeited options under Stock Plans	390	539	69
Forfeited RSUs under Stock Plans	317	108	—
Newly authorized by Board of Directors	2,700	2,567	2,300
Available, end of year	4,037	2,885	2,758

Fair Value of Stock Options

The fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Expected life (in years)	6.0	6.0	5.9
Volatility	40%	35%	31%
Dividend yield	—%	—%	—%
Risk-free interest rate	0.5%	2.3%	2.8%

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

The intrinsic value of the vested employee options exercised during the years ended December 31, 2020, 2019, and 2018 was $6.1 million, $10.5 million and $9.5 million, respectively. The weighted-average grant date fair value per share of employee options granted for the years ended December 31, 2020, 2019 and 2018 was $1.65, $1.98 and $2.73, respectively.

Restricted Stock Units

For the year ended December 31, 2020, the Board of Directors granted RSU’s under the 2013 Plan for an aggregate of approximately 3.0 million shares of Common Stock to non-employee members of the Board of Directors, officers and employees of the Company. These RSU’s vest over periods ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock of $4.69 per share on the date of grant, the aggregate fair value for the shares underlying the RSU’s amounted to $8.7 million as of the grant date that is being recognized as compensation cost over the vesting period. Accordingly, compensation expense of $6.2 million was recognized for the year ended December 31, 2020. The unrecognized portion of $10.5 million is expected to be charged to expense on a straight-line basis as the RSU’s vest over a weighted-average period of approximately 1.88 years.

Stock-Based Compensation Expense

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate stock-based compensation expense for stock options and RSU's for the years ended December 31, 2020, 2019 and 2018 is classified as follows (in thousands):

	2020	2019	2018
Cost of revenues	$1,174	$927	$885
Sales and marketing	2,450	1,821	1,865
General and administrative	3,837	2,784	1,644
Total	$7,461	$5,532	$4,394

As of December 31, 2020, 2019 and 2018, total unrecognized compensation cost related to unvested stock options was $1.2 million, $2.2 million and $4.0 million, respectively. The remaining unrecognized costs are expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.74 years.

Employee Stock Purchase Plan
At the Annual Meeting of Stockholders held on June 7, 2018, the Company’s stockholders approved the Rimini Street, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the purchase by employees of up to an aggregate of 5.0 million shares of Common Stock. The purchase price per share at which shares are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period). Offering periods will consist of two six-month periods generally commencing twice each calendar year. The purpose of the ESPP is to provide an opportunity for eligible employees of the Company to purchase shares of the Company at a discount through voluntary contributions from such employees’ eligible pay, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such employees and the Company’s stockholders. Through December 31, 2020, no offering period under the ESPP had commenced and no shares of Common Stock have been issued under the ESPP.

Outstanding Warrants

All of the Company’s outstanding warrants are currently exercisable. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. A summary of the terms of outstanding warrants and the number of shares of RMNI Common Stock issuable upon exercise, is presented below as of December 31, 2020 and 2019 (in thousands, except per share amounts):

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
(2)The Origination Agent Warrant was issued upon consummation of the Mergers discussed in Note 4 and resulted in the elimination of the redemption features associated with two warrants issued in 2016 as discussed below under /RSI Redeemable Warrants.
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 9 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant US tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020. The Company has elected to defer payroll tax payments which totaled $3.3 million as of December 31, 2020.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated (the “Transition Tax”), future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.

The Tax Act also included a limitation of the tax deduction for interest expense to 30% of adjusted earnings (“Sec 163(j)”). Interest expense that was limited by Sec 163(j) was suspended and carried forward to subsequent tax years. Furthermore, the CARES Act”) modified the percentage limitation in 2019 and 2020 by raising the percentage of adjusted taxable income from 30% to 50%.

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

For the years ended December 31, 2020, 2019 and 2018, income (loss) before income tax expense is as follows (in thousands):

	2020	2019	2018
Domestic	$8,517	$13,557	$(68,221)
International	9,032	6,686	6,262
	$17,549	$20,243	$(61,959)

For the years ended December 31, 2020, 2019 and 2018, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes and total income tax expense recognized in the financial statements is as follows (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019	2018
Income tax (expense) benefit at statutory U.S. federal rate	$(3,685)	$(4,251)	$13,011
Income tax expense attributable to U.S. states, net	(639)	(607)	(362)
Permanent differences:
Non-deductible expenses	(107)	(110)	(247)
Stock-based compensation	324	905	918
Other	274	57	(24)
Global intangible low taxed income	(226)	(1,770)	(1,027)
Foreign rate differential and foreign tax credits	(400)	(219)	(511)
Foreign withholding taxes	(1,686)	(631)	—
Capital loss carryforward expiration	—	(1,138)	—
Reclassification of warrant to equity and other	(515)	(144)	69
(Increase) decrease in valuation allowance	2,091	5,194	(13,819)
Total income tax expense	$(4,569)	$(2,714)	$(1,992)

For tax years beginning after January 1, 2018, Global Intangible Low Tax Income (GILTI) requires companies to report income from its foreign subsidiaries that exceeds 10% of the calculated deemed tangible return on its fixed assets. The Company determined the tax effect (before valuation allowance) of the GILTI income inclusion for the year ended December 31, 2020 was $0.2 million.

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

For the years ended December 31, 2020, 2019 and 2018, income tax expense consisted of the following (in thousands):

	2020	2019	2018
Current income tax expense:
Federal	$—	$—	$—
State	(321)	(117)	(112)
Foreign	(4,762)	(2,934)	(2,115)
Total current income tax expense	(5,083)	(3,051)	(2,227)
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	514	337	235
Total deferred income tax benefit	514	337	235
Total income tax expense	$(4,569)	$(2,714)	$(1,992)

As of December 31, 2020 and 2019, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$38,737	$45,195
Deferred revenue	3,914	2,514
Accounts payable and accrued expenses	14,067	2,298
Stock-based compensation	1,887	1,876
Operating lease liabilities	3,071	—
Tax credit carryforwards	423	423
Deferred rent and other	193	582
Foreign deferred assets	2,055	1,892
Business interest carryforwards	15,598	22,719
Gross deferred income tax assets	79,945	77,499
Valuation allowance for deferred income tax assets	(66,100)	(68,567)
Net deferred income tax assets	13,845	8,932
Deferred income tax liabilities:
Deferred contract costs	(8,208)	(6,686)
Operating lease right-of-use assets	(2,573)	—
Other	(1,193)	(998)
Deferred tax assets, net	$1,871	$1,248

Net deferred tax assets consist solely of foreign net deferred tax assets which are expected to be realized in the future, and that are included in long-term assets in the accompanying consolidated balance sheets. For the years ended December 31, 2020 and 2019, the net decrease in the valuation allowance was $2.1 million and $5.2 million, respectively. The valuation allowance decreased in 2020 due to the decrease in deferred tax assets primarily related to 163j carryforward limitations and the current year NOL utilization. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the Company’s lack of domestic earnings history, the domestic net deferred tax assets have been fully offset by a valuation allowance.

At December 31, 2020, the Company has federal net operating tax loss carryforwards of approximately $144.1 million and varying amounts of U.S. state net operating loss carryforwards, totaling $136.2 million, that begin to expire in 2030 and 2019, respectively. At December 31, 2020, the Company has federal foreign tax credits carryforwards of $0.4 million expiring beginning in 2021.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Depending on the significance of past and future ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. Through December 31, 2020, the Company has not experienced an ownership change, as defined in Section 382.

The Company considers any undistributed foreign subsidiaries’ earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal or state income taxes has been provided. This has not changed subsequent to the one-time transition tax under the Tax Act as discussed above. Upon distribution of the foreign earnings in the form of dividends or otherwise, the company could be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2020, the cumulative amount of unremitted earnings of the Company's foreign subsidiaries was approximately $26.0 million. The unrecognized deferred tax liability for these earnings was approximately $1.9 million, consisting primarily of foreign withholding taxes.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Finance leases

The Company has entered into various financing lease agreements for certain computer equipment. The lease terms range from 12 months to 60 months with annual interest rates ranging from 7% to 8%. As of December 31, 2020, the future annual minimum lease payments under financing lease obligations are as follows (in thousands):

Year ending December 31:
2021	$549
2022	405
2023	398
2024	398
2025	332
Total minimum lease payments	2,082
Less amounts representing interest	324
Present value of minimum lease payments	1,758
Less current portion, included in accrued expenses	429
Long term obligation, included in other long-term liabilities	$1,329

As of December 31, 2020 and 2019, the carrying values of leased equipment (included as a component of property and equipment) in the consolidated balance sheets, are as follows (in thousands):

	2020	2019
Leased computer equipment	$4,954	$3,315
Less accumulated depreciation	(3,202)	(2,881)
Net	$1,752	$434

Series A Preferred Stock Dividends

In connection with the issuances of Series A Preferred Stock for the Initial Private Placement, the March 2019 Private Placement and the June 2019 Private Placement, the Company is obligated to pay Cash Dividends and issue additional shares of Series A Preferred Stock in settlement of PIK Dividends. For the remaining period through July 19, 2023 that the Series A Preferred Stock is expected to be outstanding, estimated Cash Dividends and PIK Dividends required to be declared are as follows (in thousands):

Year Ending December 31:	Cash		PIK		Total
2021	$14,797	(1)	$4,439	(1)	$19,236
2022	15,229	(1)	4,569	(1)	19,798
2023	8,574	(1)	2,572	(1)	11,146
Total	$38,600		$11,580		$50,180
____________________

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)Amounts shown assume there are no conversions to Common Stock and include the Series A Preferred Stock repurchases on October 30, 2020 and January 5, 2021 for the remaining period through July 19, 2023.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company’s matching contribution to these plans totaled $2.7 million, $2.6 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Rimini I Litigation

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (the “District Court”) (“Rimini I”), against the Company and its Chief Executive Officer, Seth Ravin, alleging that certain of the Company’s processes (“Process 1.0”) violated Oracle’s license agreements with its customers and that the Company committed acts of copyright infringement and violated other federal and state laws. The litigation involved the Company’s business processes and the manner in which the Company provided services to its clients.

After completion of jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and the Company was found liable for only one claim: “innocent infringement,” a jury finding that the Company did not know and had no reason to know that its former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. The Company was ordered to pay a judgment of $124.4 million in 2016, which the Company promptly paid and then pursued appeals. With interest, attorneys’ fees and costs, the total judgment paid by the Company to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by the Company’s insurance carriers.

Proceeds from U.S. Supreme Court Decision

The total judgment paid by the Company and its insurance carriers reflects a reduction of approximately $12.8 million that the Company had previously paid to Oracle (plus interest of $0.2 million), representing an award of non-taxable expenses to Oracle that was eventually overturned by unanimous decision of the U.S. Supreme Court in March 2019. As mandated by the U.S. Supreme Court, $13.0 million (the principal amount plus post-judgment interest) was refunded to the Company by Oracle in April 2019. A portion of the funds received by the Company will be shared on a pro rata basis with an insurance company that had paid for part of the judgment and a portion of Rimini’s defense costs. This reimbursement will reflect a deduction of the costs of the Company’s past and pending appeal and remand proceedings. As a result of the U.S. Supreme Court decision, the Company recognized a recovery of the non-taxable expenses for $12.8 million and interest income of $0.2 million for the year ended December 31, 2019, excluding any contractual amounts due to the insurance company. The Company recognized costs of $1.1 million for the year ended December 31, 2020, as the Company revised its current estimate of the amounts owed to the insurance company (for portions of all previously-paid judgments refunded to the Company on appeal, including the proceeds from the U.S. Supreme Court Decision) to $5.5 million, which was paid in September 2020.

Injunction

Following post-trial motions, the District Court entered a permanent injunction prohibiting the Company from using certain processes. In August 2019, the United States Court of Appeals for the Ninth Circuit Court of Appeals affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. The injunction prohibits Rimini from using support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights, which Rimini ceased using no later than July 31, 2014.

On July 10, 2020, Oracle filed a motion to show cause contending that the Company is in contempt of the injunction. The Company is opposing the motion. The matter is now fully briefed to the District Court, with no known timeline for a ruling. At this time, the Company does not have sufficient information regarding possible damages for the contempt asserted by Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. Because the Company believes that it has complied with the injunction and that an award for damages and/or attorneys’ fees is not probable, no accrual has been made as

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of December 31, 2020. If the District Court grants Oracle’s motion to show cause, and if the Company is later found to be in contempt of the injunction, Oracle may seek equitable, punitive, and compensatory relief, the outcome of which may have a material adverse effect on the Company’s business and financial condition.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that the Company’s revised support practices, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). The Company’s operative complaint asserts declaratory judgment, tort, and statutory claims. Oracle’s operative counterclaim asserts declaratory judgment and copyright infringement claims and Lanham Act, breach of contract, and business tort violations.

On September 15, 2020, the District Court issued an order resolving the parties’ motions for summary judgment. It found infringement of 17 Oracle PeopleSoft copyrights for work the Company performed for a set of “gap customers” that were supported by processes litigated in Rimini I, and that became the Company's customers after Rimini I was filed. The District Court also found infringement of four Oracle PeopleSoft copyrights involving support of two specific Company clients, described by the District Court as “limited cases” and involving “limited circumstance[s].” There was no finding of infringement on any other Oracle copyrights at issue.

The order also resolved several of the non-copyright claims asserted by the parties: (i) allowing the Company’s claim for injunctive relief against Oracle for unfair competition in violation of the California Business & Professions Code §17200 et seq. to proceed to trial; (ii) granting summary judgment for Oracle on the Company’s affirmative claims for damages under the Nevada and California unfair and deceptive trade practices statutes; and (iii) holding that Oracle had the right to revoke the Company’s access to its websites. The Court also reiterated that the Company has the legal right to provide aftermarket support for Oracle’s enterprise software.

The parties filed their joint pretrial order in Rimini II in December 2020. Also in December 2020, Oracle filed a motion to realign the parties and bifurcate trial, asking the District Court to (i) realign the parties, with Oracle designated as plaintiff and the Company and Mr. Ravin designated as the defendants in the case caption and at trial, and (ii) bifurcate the trial with a jury trial phase proceeding, first, followed by a separate bench phase on the parties’ equitable claims for unfair competition and Oracle’s claim for an accounting. In January 2021, the Company filed a motion to modify the order of proof and for an advisory jury verdict, asking the District Court to (i) modify the order of proof in the case so that, at trial, Oracle will present its case-in-chief first, followed by the Company’s case-in-chief, (ii) not bifurcate the parties’ unfair competition claims or Oracle’s accounting claim from the other claims, (iii) empanel an advisory jury to make findings of fact with respect to the parties’ unfair competition claims and Oracle’s accounting claim; and (iv) hold a single jury trial.

As of this date, no damages of any kind have been awarded by the District Court in Rimini II. Damages, if any, will be a decision for the Rimini II jury. The Company reserves all rights, including appellate rights, with respect to the District Court and jury rulings and findings in Rimini II. There is currently no trial date scheduled, and while the Company does not expect a trial to occur in this matter earlier than the first half of 2022, the trial could occur earlier or later than that.

At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle. As to the claims asserted by Oracle, in Rimini I, the jury awarded damages in the form of a fair market value license of $35.4 million for the 93 copyrighted works at issue, which the Company has paid. The parties dispute the relevance of that award for Rimini II, and the Court has not yet resolved that dispute. The Company maintains that zero damages should be awarded in Rimini II. A jury will ultimately determine what amount, if any, of damages to award. Both parties have sought injunctive relief in addition to monetary damages in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. The Company also believes that an award for damages payable to Oracle is not probable, so no accrual has been made as of December 31, 2020. However, as with any jury trial, the ultimate outcome may be different from our best estimates and could have a material adverse impact on our financial results and our business.

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

Governmental Inquiry

In March 2018, the Company received a federal grand jury subpoena, issued from the United States District Court for the Northern District of California, requesting the Company to produce certain documents relating to specified support and related operational practices. The Company fully cooperated with this inquiry and the related document requests by April 2019 and has received no further requests since that date. Accordingly, this will be the last update regarding this topic going forward unless and until any developments warrant further disclosure.

Liquidated Damages

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $13.8 million and $22.7 million as of December 31, 2020 and 2019, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these consolidated financial statements.

NOTE 11 — RELATED PARTY TRANSACTIONS

As discussed in Note 5, the GP Sponsor loan was amended twice and repaid in full on June 28,2019. An affiliate of GP Sponsor is a member of the Company's Board of Directors. In addition, an affiliate of Adams Street Partners and its affiliates (collectively referred to as "ASP") is also a member of the Company's Board of Directors.

An affiliate of ASP is a member of the Company’s Board of Directors. As of December 31, 2020, ASP owned approximately 31.0% of the Company’s issued and outstanding shares of Common Stock. In October 2016, ASP subscribed for shares of RSI Series C Preferred Stock in exchange for a cash contribution of $10.0 million. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Private Placement discussed in Note 6 for total consideration of approximately $19.2 million. As of December 31, 2020, ASP had voting control of approximately 28.0% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with the 20,498 shares of Series A Preferred Stock. For the years ended December 31, 2020, 2019 and 2018, the Company recognized no related party transactions. Prior to termination on July 19, 2018 of the amended Credit Facility, ASP owned a $10.0 million indirect interest in the amended Credit Facility.

NOTE 12 —LOSS PER SHARE

For the years ended December 31, 2020, 2019 and 2018, basic and diluted net loss per share of Common Stock was computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. For the years ended December 31, 2020, 2019 and 2018, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share of Common Stock for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019	2018
Loss attributable to common stockholders:
Net income (loss)	$12,980	$17,529	$(63,951)
Return on repurchase of Series A Preferred Stock shares	(83)	—	—
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(15,713)	(15,073)	(6,366)
PIK dividends declared	(4,738)	(4,522)	(1,902)
Accretion of discount	(6,275)	(5,848)	(2,373)

Undistributed earnings using the two-class method	—	—	—
Loss attributable to common stockholders	$(13,829)	$(7,914)	$(74,592)

	2020	2019	2018
Weighted average number of shares of Common Stock outstanding	71,231	66,050	61,384
Additional shares outstanding if Series A Preferred Stock is converted	15,729	15,077	6,388
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	86,960	81,127	67,772
Percentage of shares allocable to Series A Preferred Stock	18.1%	18.6%	9.4%

Weighted average number of shares of Common Stock outstanding (basic & diluted)	71,231	66,050	61,384
Net loss per share attributable to Common Stock (basic and diluted)	$(0.19)	$(0.12)	$(1.22)

The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. For the years ended December 31, 2020, 2019 and 2018, the Company incurred a net loss and, accordingly, there were no undistributed earnings to allocate under the two-class method.

As of December 31, 2020, 2019 and 2018, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2020	2019	2018
Warrants	18,128	18,128	18,128
Series A Preferred Stock	15,491	15,523	14,085
Stock options	7,007	8,677	11,904
Restricted stock units	3,322	2,909	199
Total	43,948	45,237	44,316

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As discussed in Note 6, the fair value of our Series A Preferred Stock issuances on June 20, 2019, March 7, 2019 and July 19, 2018 were determined to be $3.0 million, $5.3 million and $126.8 million, respectively, which was the basis for allocating the net proceeds. The fair value was determined by utilizing a combination of a discounted cash flow methodology related to funds generated by the Series A Preferred Stock, along with the BSM option-pricing model in relation to the conversion feature. Key assumptions applied for the discounted cash flow and BSM analysis included (i) three different scenarios whereby the Series A Preferred Stock would remain outstanding between 4 and 5 years along with a probability weighting assigned to each scenario, (ii) an implied yield of the Series A Preferred Stock ranging from 20.9% to 22.9% calibrated to the transaction values as of June 20, 2019, March 7, 2019 and July 19, 2018, respectively, (iii) a risk-free interest rate of 1.72%, 2.44% and 2.8%, and (iv) historical volatility of 30%.

For the year ended December 31, 2018, the Company’s embedded derivative liability was the only liability that was carried at fair value on a recurring basis and were classified within Level 3 of the fair value hierarchy. All embedded derivative liabilities were eliminated on July 19, 2018 upon termination of the Credit Facility. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2020 and 2019, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy. As of December 31, 2020, the Company does not have any assets or liabilities that are carried at fair value on a recurring basis.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following shows revenues by geographic region for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
United States of America	$191,448	$179,677	$163,683
International	135,332	101,375	89,777
Total revenue	$326,780	$281,052	$253,460

No customers represented more than 10% of revenue for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, no customers represented 10% or more of total net accounts receivable. The Company tracks its assets by physical location. As of December 31, 2020 and 2019, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.3 million and $1.4 million, respectively. As of December 31, 2020, the Company had operating lease right-of-use assets of $11.0 million, $5.8 million and $0.8 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2020 and 2019, the Company had cash and restricted cash with a single financial institution for an aggregate of $50.2 million and $33.1 million, respectively. The

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company also had $0.3 million of restricted cash with a second financial institution as of December 31, 2020. The Company has never experienced any losses related to these balances.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debts, and historically such losses are generally not significant.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — UNAUDITED QUARTERLY FINANCIAL DATA

The Company’s unaudited quarterly financial information for the two-year period ended December 31, 2020 is as follows (in thousands, except per share amounts):

	2020				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$78,032	$78,402	$82,518	$87,828	$65,873	$69,869	$69,182	$76,128
Cost of revenue	30,199	30,437	31,991	33,584	23,837	25,034	25,915	30,320
Gross profit	47,833	47,965	50,527	54,244	42,036	44,835	43,267	45,808
Operating expenses:
Sales and marketing	28,412	26,836	29,195	30,298	23,955	26,899	26,756	29,670
General and administrative	12,001	13,133	13,025	14,063	12,988	10,630	11,041	12,705
Impairment charges related to operating lease right-of-use assets	—	—	—	1,167	—	—	—	—
Litigation costs, net of recoveries	3,673	2,863	3,773	4,246	(6,095)	144	3,303	1,814
Total operating expenses	44,086	42,832	45,993	49,774	30,848	37,673	41,100	44,189
Operating income	3,747	5,133	4,534	4,470	11,188	7,162	2,167	1,619
Interest expense	(13)	(12)	(10)	(42)	(232)	(116)	(27)	(23)
Other income (expenses), net	(218)	(567)	54	473	43	(343)	(329)	(866)
Income before income taxes	3,516	4,554	4,578	4,901	10,999	6,703	1,811	730
Income tax expense	(971)	(1,084)	(1,272)	(1,242)	(705)	(621)	(451)	(937)
Net income (loss)	$2,545	$3,470	$3,306	$3,659	$10,294	$6,082	$1,360	$(207)

Net income (loss) attributable to common stockholders (1)	$(4,085)	$(3,217)	$(3,439)	$(3,086)	$4,265	$(239)	$(5,159)	$(6,780)
Earnings (loss) per share attributable to common stockholders:
Basic (2)	$(0.06)	$(0.05)	$(0.05)	$(0.04)	$0.07	$—	$(0.08)	$(0.10)
Diluted (2)	$(0.06)	$(0.05)	$(0.05)	$(0.04)	$0.06	$—	$(0.08)	$(0.10)
Weighted average number of common shares outstanding:
Basic (2)	67,863	68,290	72,377	76,325	64,622	65,535	66,696	67,310
Diluted (2)	67,863	68,290	72,377	76,325	69,101	65,535	66,696	67,310
__________________
(1) Amount consists of net income (loss) less dividends and accretion of discount related to Series A Preferred Stock discussed in Note 6.
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

Under the supervision of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the control documentation, evaluation of the design effectiveness of controls, testing the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report with respect to the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears in Part I of this Report under the heading "Executive Officers." The remaining information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2020.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of May 16, 2017	8-K	001-37397	2.1	May 17, 2017
2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of June 30, 2017	8-K	001-37397	2.1	June 30, 2017
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
3.3*	Certificate of Designations of 13.00% Series A Redeemable Convertible Preferred Stock	8-K	001-37397	3.1	July 19, 2018
4.1*	Form of Common Stock Certificate of the Registrant	S-4	333-219101	4.5	June 30, 2017
4.2+	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.3*	Form of warrant certificate of the Registrant	S-1	333-203500	4.3	April 17, 2015
4.4*	Warrant Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015	8-K	001-37397	4.1	June 1, 2015
4.5*	Registration Rights Agreement by and among GPIA and certain securityholders, dated as of May 19, 2015	8-K	001-37397	10.2	June 1, 2015
4.6*	Sponsor Warrants Purchase Agreement by and between GPIA and GPIC, Ltd., effective as of May 19, 2015	8-K	001-37397	10.3	June 1, 2015
4.7*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017	S-4	333-219101	4.8	June 30, 2017
4.8*	Securities Purchase Agreement, dated June 18, 2018, by and among the Company and the Purchasers	8-K	001-37397	10.1	June 18, 2018
4.9*	Registration Rights Agreement, dated July 19, 2018	8-K	001-37397	10.1	July 19, 2018
4.10*	Form of Convertible Secured Promissory Note (2018)	DEF 14A	001-37397	Annex D	July 2, 2018
4.11*	Security Agreement, dated July 19, 2018	8-K	001-37397	10.3	July 19, 2018
4.12*	Securities Purchase Agreement, dated March 7, 2019, by and between the Company and the Investor	8-K/A	001-37397	10.1	March 12, 2019
4.13*	Registration Rights Agreement, dated March 7, 2019	8-K/A	001-37397	10.2	March 12, 2019
4.14*	Form of Convertible Secured Promissory Note (March 2019)	8-K/A	001-37397	10.3	March 12, 2019
4.15*	First Amendment to Securities Agreement dated March 7, 2019	8-K/A	001-37397	10.4	March 12, 2019
4.16*	Securities Purchase Agreement, dated June 20, 2019, by and among the Company and the Purchasers	8-K	001-37397	10.1	June 21, 2019

4.17*	Form of Convertible Secured Promissory Note (June 2019)	8-K	001-37397	10.3	June 21, 2019
4.18*	Preemptive Rights Agreement, dated as of December 7, 2017, by and among the Adams Street Holders (as defined therein), the GP Holders (as defined therein), and Rimini Street, Inc	8-K	001-37397	4.1	December 13, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K	001-37397	10.1	October 16, 2017
10.2*†	Rimini Street, Inc. 2007 Stock Plan, including form agreements under the 2007 Stock Plan	S-4	333-219101	10.19	June 30, 2017
10.3*†	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan	S-4/A	333-219101	10.20	August 9, 2017
10.4*†+	Form of RSU Award Agreement under the 2013 Equity Incentive Plan effective February 23, 2021
10.5*†	Rimini Street, Inc. Executive Incentive Compensation Plan	S-4/A	333-219101	10.52	August 9, 2017
10.6*†	Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin, dated as of January 6, 2017	S-4	333-219101	10.21	June 30, 2017
10.7*†	Amendment dated June 3, 2020 to the Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin dated as of January 6, 2017	8-K	001-37397	10.2	June 5, 2020
10.8*†	Employment Agreement by and between the Registrant and Sebastian Grady, dated January 1, 2011	S-4	333-219101	10.24	June 30, 2017
10.9*†	Updated terms of employment by and between the Registrant and Sebastian Grady, dated May 14, 2013	S-4	333-219101	10.25	June 30, 2017
10.10*†	Offer Letter to Gerard Brossard dated May 22, 2020	8-K	001-37397	10.1	June 5, 2020
10.11*†	Offer Letter to Michael Perica dated August 28, 2020	8-K	001-37397	10.1	October 1, 2020
10.12*†	Non-Employee Director Compensation Policy Effective January 1, 2021	8-K	001-37397	10.1	December 23, 2020
10.13*	Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of May 22, 2013	S-4	333-219101	10.38	June 30, 2017
10.14*	First Amendment dated as of October 8, 2014 to Lease dated as of May 22, 2013 by and between the Registrant and BRE/HC Las Vegas Holdings, L.L.C. as successor in interest to MS Crescent 3993 Hughes SPV, LLC	S-4	333-219101	10.39	June 30, 2017
10.15*	Second Amendment dated as of April 3, 2017 to Lease dated as of May 22, 2013 by and between the Registrant and BRE/HC Las Vegas Holdings, L.L.C. as successor in interest to MS Crescent 3993 Hughes SPV, LLC	S-4	333-219101	10.40	June 30, 2017
10.16+	Bernal Corporate Park – Sycamore Terrace: Amended and Restated Office Lease dated as of September 11, 2019 and effective as of September 1, 2020 between West State Company and Rimini Street, Inc.
10.17*	Rimini Street, Inc. Employee Stock Purchase Plan	8-K	001-37397	10.1	June 8, 2018
10.18*	Stock Purchase Agreement dated October 30, 2020	8-K	001-37397	10.1	November 2, 2020
10.19*	Stock Purchase Agreement dated January 5, 2021	8-K	001-37397	10.1	January 6, 2021
21.1+	List of subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2+	Certification of Michael L. Perica, Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1+	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Michael L. Perica, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Previously filed and incorporated herein by reference.
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

RIMINI STREET, INC.

Date: March 3, 2021	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 3, 2021	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 3, 2021	By:	/s/ Michael L. Perica
Michael L. Perica
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 3, 2021	By:	/s/ Stanley Mbugua
Stanley Mbugua
Group Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: March 3, 2021	By:	/s/ Jack L. Acosta
Jack L. Acosta
Director

Date: March 3, 2021	By:	/s/ Thomas Ashburn
Thomas Ashburn
Director

Date: March 3, 2021	By:	/s/ Antonio Bonchristiano
Antonio Bonchristiano
Director

Date: March 3, 2021	By:	/s/ Steve Capelli
Steve Capelli
Director

Date: March 3, 2021	By:	/s/ Robin Murray
Robin Murray
Director

Date: March 3, 2021	By:	/s/ Jay Snyder
Jay Snyder
Director

Date: March 3, 2021	By:	/s/ Margaret (Peggy) Taylor
Margaret (Peggy) Taylor
Director