Form 10-K/A
period 2020-12-31
Rimini Street, Inc.
filed 2021-05-10
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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
The registrant had approximately 85,266,000 shares of its $0.0001 par value Common Stock outstanding as of May 7, 2021.
Documents incorporated by reference
Portions of the Registrant’s definitive Proxy Statement for use in connection with its 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) to be held on June 2, 2021 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the 2021 Proxy Statement is not deemed to be filed as a part hereof.

Explanatory Note

Rimini Street, Inc. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2021 (the “Original Report”), to amend Part II, Item 9A (Controls and Procedures) to address management’s re-evaluation of disclosure controls and procedures to reflect the identification of a material weakness in internal control over financial reporting. Part II, Item 8 (Financial Statements and Supplementary Data) is also being amended to reflect the identification of the material weakness in internal control over financial reporting.

On April 12, 2021, the staff of the SEC issued a public statement (the “SEC Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” discussing the accounting implications of certain terms that are common in warrants issued by a publicly-held special purpose acquisition company (“SPAC”).

The Company became public in October 2017 through a merger with GP Investments Acquisition Corp. (“GPIA”), a SPAC, and certain warrants were issued in connection with the transaction. Currently, there are outstanding warrants to purchase approximately 6.1 million shares of the Company’s common stock, par value $0.0001 per share, at $11.50 per share (the “GP Sponsor Private Placement Warrants”), which were sold in a private placement transaction in May 2015 to GPIC, Ltd. by GPIA, contemporaneously with GPIA’s initial public offering.

After review of the SEC Staff Statement and the terms of all of our warrant agreements, we determined that the GP Sponsor Private Placement Warrants should have been classified as a liability and that changes in the fair value of that liability should have been recognized by way of charges and credits to the consolidated statement of operations. We further determined that the previous accounting treatment of the GP Sponsor Private Placement Warrants resulted in immaterial misstatements in the Company’s consolidated financial statements included in the Original Report.

With respect to internal control over financial reporting, our management re-evaluated the internal controls surrounding the Company’s accounting for the GP Sponsor Private Placement Warrants and determined that a control deficiency existed such that the possibility of a material misstatement in the Company’s consolidated financial statements would not have been prevented or detected on a timely basis.

Accordingly, as a result of this control deficiency discovered after the filing date for the Original Report, our management determined that the Company had a material weakness in internal control over financial reporting as of December 31, 2020.

Notwithstanding this material weakness, Company management concluded that the consolidated financial statements as filed in the Original Report, and as included in this Form 10-K/A, present fairly, in all material respects, our financial position as of December 31, 2020 and 2019, and the results of our results of operations and cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

In addition to Items 8 and 9A of Part II of the Original Report, Part IV, Item 15 (Exhibits and Financial Statement Schedules) of the Original Report is being amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002, as well as a currently dated Consent of Independent Registered Public Accounting Firm (the “Auditors’ Consent”) provided by KPMG LLP. The certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and the Auditors’ Consent is attached to this Form 10-K/A as Exhibit 23.1.

This Form 10-K/A does not modify, amend or update in any manner the consolidated financial statements set forth in the Original Report, and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Report.

This Form 10-K/A has not been updated for other events or information subsequent to the date of the filing of the Original Report, except as noted above, and should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

-i-

Table of Contents

-ii-

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-
-iii-

term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing market. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
-iv-

PART II
Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rimini Street, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rimini Street, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2020, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to accounting for its GP Sponsor Private Placement Warrants, as to which the date is May 10, 2021, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of revenue contracts with non-standard provisions

As discussed in Note 2 and Note 4 to the consolidated financial statements, the Company recognized $327 million in revenue which was primarily derived from the subscription-based software support revenue for the year ended December 31, 2020. A significant portion of the Company’s contracts contain non-standard provisions which require judgment to determine the appropriate accounting through the five-step framework prescribed by ASC Topic 606 Revenue from Contracts with Customers.

We identified the evaluation of revenue contracts with non-standard provisions related to subscription-based software support revenue as a critical audit matter. This matter required a higher degree of auditor judgment to assess whether non-standard provisions in contracts and amendments were appropriately evaluated by management.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s subscription-based software support revenue processes that included identifying and evaluating non-standard contract provisions. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscriptions-based software support revenue. For a selection of revenue transactions, we developed independent expectations of the revenue recognized based on the provisions in contracts and amendments and compared them to the amounts recorded by the Company. We also evaluated the overall sufficiency of the audit evidence over revenue by assessing the results of our procedures.

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

Santa Clara, California
March 3, 2021, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to accounting for its GP Sponsor Private Placement Warrants, as to which the date is May 10, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rimini Street, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Rimini Street, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2021, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to accounting for its GP Sponsor Private Placement Warrants, as to which the date is May 10, 2021, expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over sufficiently assessing changes related to the de-SPAC transaction that could impact the system of internal control relating to improperly applying the accounting guidance for the Company’s GP Sponsor Private Placement Warrants, has been identified and included in management’s report. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Santa Clara, California
March 3, 2021, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to accounting for its GP Sponsor Private Placement Warrants, as to which the date is May 10, 2021

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2020 and 2019, the Company had cash and restricted cash with a single financial institution for an aggregate of $50.2 million and $33.1 million, respectively. The Company also had $0.3 million of restricted cash with a second financial institution as of December 31, 2020. The Company has never experienced any losses related to these balances.

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

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC..

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

Under the supervision of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the control documentation, evaluation of the design effectiveness of controls, testing the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was not effective as of December 31, 2020, due to the material weakness in internal control over financial reporting relating in improperly applying the accounting guidance for its GP Sponsor Private Placement Warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse report with respect to the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We and our Board of Directors are committed to maintaining a strong internal control environment. Management, with oversight from our Audit Committee, have evaluated the material weakness described above and designed a remediation plan to address the material weakness and enhance our internal control environment. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects. The remediation plan is being implemented and includes a robust risk assessment process coupled with additional controls and procedures. Management is committed to successfully implementing the remediation plan as promptly as possible.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of May 16, 2017	8-K	001-37397	2.1	May 17, 2017
2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of June 30, 2017	8-K	001-37397	2.1	June 30, 2017
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
3.3*	Certificate of Designations of 13.00% Series A Redeemable Convertible Preferred Stock	8-K	001-37397	3.1	July 19, 2018
4.1*	Form of Common Stock Certificate of the Registrant	S-4	333-219101	4.5	June 30, 2017
4.2*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	001-37397	4.2	March 3, 2021
4.3*	Form of warrant certificate of the Registrant	S-1	333-203500	4.3	April 17, 2015
4.4*	Warrant Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015	8-K	001-37397	4.1	June 1, 2015
4.5*	Registration Rights Agreement by and among GPIA and certain securityholders, dated as of May 19, 2015	8-K	001-37397	10.2	June 1, 2015
4.6*	Sponsor Warrants Purchase Agreement by and between GPIA and GPIC, Ltd., effective as of May 19, 2015	8-K	001-37397	10.3	June 1, 2015
4.7*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017	S-4	333-219101	4.8	June 30, 2017

4.8*	Securities Purchase Agreement, dated June 18, 2018, by and among the Company and the Purchasers	8-K	001-37397	10.1	June 18, 2018
4.9*	Registration Rights Agreement, dated July 19, 2018	8-K	001-37397	10.1	July 19, 2018
4.10*	Form of Convertible Secured Promissory Note (2018)	DEF 14A	001-37397	Annex D	July 2, 2018
4.11*	Security Agreement, dated July 19, 2018	8-K	001-37397	10.3	July 19, 2018
4.12*	Securities Purchase Agreement, dated March 7, 2019, by and between the Company and the Investor	8-K/A	001-37397	10.1	March 12, 2019
4.13*	Registration Rights Agreement, dated March 7, 2019	8-K/A	001-37397	10.2	March 12, 2019
4.14*	Form of Convertible Secured Promissory Note (March 2019)	8-K/A	001-37397	10.3	March 12, 2019
4.15*	First Amendment to Securities Agreement dated March 7, 2019	8-K/A	001-37397	10.4	March 12, 2019
4.16*	Securities Purchase Agreement, dated June 20, 2019, by and among the Company and the Purchasers	8-K	001-37397	10.1	June 21, 2019
4.17*	Form of Convertible Secured Promissory Note (June 2019)	8-K	001-37397	10.3	June 21, 2019
4.18*	Preemptive Rights Agreement, dated as of December 7, 2017, by and among the Adams Street Holders (as defined therein), the GP Holders (as defined therein), and Rimini Street, Inc	8-K	001-37397	4.1	December 13, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K	001-37397	10.1	October 16, 2017
10.2*†	Rimini Street, Inc. 2007 Stock Plan, including form agreements under the 2007 Stock Plan	S-4	333-219101	10.19	June 30, 2017
10.3*†	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan	S-4/A	333-219101	10.20	August 9, 2017
10.4*†	Form of RSU Award Agreement under the 2013 Equity Incentive Plan effective February 23, 2021	10-K	001-37397	10.40	March 3, 2021
10.5*†	Rimini Street, Inc. Executive Incentive Compensation Plan	S-4/A	333-219101	10.52	August 9, 2017
10.6*†	Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin, dated as of January 6, 2017	S-4	333-219101	10.21	June 30, 2017
10.7*†	Amendment dated June 3, 2020 to the Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin dated as of January 6, 2017	8-K	001-37397	10.2	June 5, 2020
10.8*†	Employment Agreement by and between the Registrant and Sebastian Grady, dated January 1, 2011	S-4	333-219101	10.24	June 30, 2017
10.9*†	Updated terms of employment by and between the Registrant and Sebastian Grady, dated May 14, 2013	S-4	333-219101	10.25	June 30, 2017
10.10*†	Offer Letter to Gerard Brossard dated May 22, 2020	8-K	001-37397	10.1	June 5, 2020
10.11*†	Offer Letter to Michael Perica dated August 28, 2020	8-K	001-37397	10.1	October 1, 2020
10.12*†	Non-Employee Director Compensation Policy Effective January 1, 2021	8-K	001-37397	10.1	December 23, 2020
10.13*	Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of May 22, 2013	S-4	333-219101	10.38	June 30, 2017

10.14*	First Amendment dated as of October 8, 2014 to Lease dated as of May 22, 2013 by and between the Registrant and BRE/HC Las Vegas Holdings, L.L.C. as successor in interest to MS Crescent 3993 Hughes SPV, LLC	S-4	333-219101	10.39	June 30, 2017
10.15*	Second Amendment dated as of April 3, 2017 to Lease dated as of May 22, 2013 by and between the Registrant and BRE/HC Las Vegas Holdings, L.L.C. as successor in interest to MS Crescent 3993 Hughes SPV, LLC	S-4	333-219101	10.40	June 30, 2017
10.16*	Bernal Corporate Park – Sycamore Terrace: Amended and Restated Office Lease dated as of September 11, 2019 and effective as of September 1, 2020 between West State Company and Rimini Street, Inc.	10-K	001-37397	10.16	March 3, 2021
10.17*	Rimini Street, Inc. Employee Stock Purchase Plan	8-K	001-37397	10.1	June 8, 2018
10.18*	Stock Purchase Agreement dated October 30, 2020	8-K	001-37397	10.1	November 2, 2020
10.19*	Stock Purchase Agreement dated January 5, 2021	8-K	001-37397	10.1	January 6, 2021
21.1*	List of subsidiaries of the Registrant	10-K	001-37397	21.1	March 3, 2021
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1+	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2+	Certification of Michael L. Perica, Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1+	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Michael L. Perica, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

RIMINI STREET, INC.

Date: May 10, 2021	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)