Form 10-Q
period 2021-03-31
Rimini Street, Inc.
filed 2021-05-10
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$153,163	$87,575
Restricted cash	334	334
Accounts receivable, net of allowance of $1,088 and $723, respectively	83,928	117,937
Deferred contract costs, current	13,989	13,918
Prepaid expenses and other	15,746	13,456
Total current assets	267,160	233,220
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $11,508 and $10,985, respectively	4,743	4,820
Operating lease right-of-use assets	16,068	17,521
Deferred contract costs, noncurrent	20,511	21,027
Deposits and other	1,453	1,476
Deferred income taxes, net	1,633	1,871
Total assets	$311,568	$279,935
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,372	$3,241
Accrued compensation, benefits and commissions	33,840	38,026
Other accrued liabilities	19,063	21,154
Operating lease liabilities, current	3,806	3,940
Deferred revenue, current	219,453	228,967
Total current liabilities	278,534	295,328
Long-term liabilities:
Deferred revenue, noncurrent	30,544	27,966
Operating lease liabilities, noncurrent	15,023	15,993
Accrued PIK dividends payable	1,051	1,193
Liability for redeemable warrants	6,790	2,122
Other long-term liabilities	2,514	2,539
Total liabilities	334,456	345,141
Commitments and contingencies (Note 8)
Redeemable Series A Preferred Stock:
Authorized 180 shares; issued and outstanding 146 shares and 155 shares as of March 31, 2021 and December 31, 2020, respectively. Liquidation preference of $146,104, net of discount of $14,497 and $154,911, net of discount of $17,057, as of March 31, 2021 and December 31, 2020, respectively.	131,607	137,854
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 85,140 and 76,406 shares as of March 31, 2021 and December 31, 2020, respectively	9	8
Additional paid-in capital	152,762	98,258
Accumulated other comprehensive loss	(2,682)	(318)
Accumulated deficit	(304,584)	(301,008)
Total stockholders' deficit	(154,495)	(203,060)
Total liabilities, redeemable preferred stock and stockholders' deficit	$311,568	$279,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$87,895	$78,032
Cost of revenue	33,836	30,199
Gross profit	54,059	47,833
Operating expenses:
Sales and marketing	30,383	28,412
General and administrative	16,603	12,001
Impairment charge related to operating right of use assets	393	—
Litigation costs and related recoveries:
Professional fees and other costs of litigation	4,763	2,752
Insurance costs and recoveries, net	—	921
Litigation costs and related recoveries, net	4,763	3,673
Total operating expenses	52,142	44,086
Operating income	1,917	3,747
Non-operating income and (expenses):
Interest expense	(47)	(13)
Loss on change in fair value of redeemable warrants	(4,668)	—
Other income (expenses), net	772	(218)
Income (loss) before income taxes	(2,026)	3,516
Income tax expense	(1,550)	(971)
Net income (loss)	(3,576)	2,545
Other comprehensive income:
Foreign currency translation loss	(2,364)	(813)
Comprehensive income (loss)	$(5,940)	$1,732

Net loss attributable to common stockholders	$(9,845)	$(4,085)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.06)
Weighted average number of shares of Common Stock outstanding:
Basic and diluted	78,733	67,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended March 31,
	2021	2020
Common Stock, Shares
Beginning of period	76,406	67,503
Exercise of stock options for cash	716	304
Restricted stock units vested	268	225
Issuance of Common Stock in March 2021 Offering	7,750	—
End of period	85,140	68,032

Total Stockholders' Deficit, beginning of period	$(203,060)	$(223,321)
Common Stock, Amount
Beginning of period	8	7
Exercise of stock options for cash	—	—
Restricted stock units vested	—	—
Issuance of Common Stock in March 2021 Offering, net	1	—
End of period	9	7
Additional Paid-in Capital
Beginning of period	98,258	90,695
Stock based compensation expense	2,233	1,510
Exercise of stock options for cash	2,912	304
Restricted stock units vested	—	—
Issuance of Common Stock in March 2021 Offering, net	55,628	—
Issuance of Common Stock in Private Placement, net	—	—
Issuance of Common Stock	(38)	—
Accretion of discount on Series A Preferred Stock	(1,473)	(1,547)
Accrued dividends on Series A Preferred Stock:
Payable in cash	(3,660)	(3,910)
Payable in kind	(1,098)	(1,173)
End of period	152,762	85,879
Accumulated Other Comprehensive Loss
Beginning of period	(318)	(1,429)
Foreign currency translation loss	(2,364)	(813)
End of period	(2,682)	(2,242)
Accumulated Deficit
Beginning of period	(301,008)	(312,594)
Net income (loss)	(3,576)	2,545
End of period	(304,584)	(310,049)
Total Stockholders' Deficit, end of period	$(154,495)	$(226,405)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,576)	$2,545
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on change in fair value of redeemable warrants	4,668	—
Stock-based compensation expense	2,233	1,510
Depreciation and amortization	583	449
Deferred income taxes	180	64
Impairment charge related to operating right of use assets	393	—
Amortization and accretion related to operating right of use assets	1,554	1,499
Changes in operating assets and liabilities:
Accounts receivable	33,176	35,353
Prepaid expenses, deposits and other	(2,510)	1,141
Deferred contract costs	444	(423)
Accounts payable	(1,017)	3,963
Accrued compensation, benefits, commissions and other liabilities	(7,063)	(9,012)
Deferred revenue	(4,571)	(10,753)
Net cash provided by operating activities	24,494	26,336
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(374)	(524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to issuance of Common Stock from March 2021 Offering	56,965	—
Payments for professional fees related to issuance of Common Stock from March 2021 Offering	(900)	—
Payments to repurchase shares of Series A Preferred Stock	(8,951)	—
Payments of cash dividends on Series A Preferred Stock	(4,009)	(3,931)
Principal payments on capital leases	(109)	(56)
Proceeds from exercise of employee stock options	2,912	304
Net cash provided by (used in) financing activities	45,908	(3,683)
Effect of foreign currency translation changes	(4,440)	(2,552)
Net change in cash, cash equivalents and restricted cash	65,588	19,577
Cash, cash equivalents and restricted cash at beginning of period	87,909	38,388
Cash, cash equivalents and restricted cash at end of period	$153,497	$57,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$46	$16
Cash paid for income taxes	812	897
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in March 2021 Public Offering:
Underwriter discounts and commissions	$2,948	$—
Underwriter expenses	1,050	—
Accrued professional fees related to the issuance of Common Stock	436	—
Discount on shares issued in Private Placements:
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$3,540	$3,910
Accrued PIK dividends	1,051	1,173
Accretion of discount on Series A Preferred Stock	1,473	1,547
Issuance of Series A Preferred Stock for PIK dividends	1,193	1,070

Increase in payables for capital expenditures	$175	$—

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K as filed with the SEC on March 3, 2021 and as subsequently amended on May 10, 2021 (as amended, the “2020 Form 10-K/A”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2020 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2021, and operating results for the three months ended March 31, 2021 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2021.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of March 31, 2021, the Company’s current liabilities exceeded its current assets by $11.4 million, and the Company recorded a net loss of $3.6 million for the three months ended March 31, 2021. As of March 31, 2021, the Company had available cash, cash equivalents and restricted cash of $153.5 million. As of March 31, 2021, the Company's current liabilities included $219.5 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 38% of the related deferred revenue for the three months ended March 31, 2021.

As discussed in Note 6, the Company completed a firm commitment underwritten public offering on March 11, 2021 (the "March 2021 Offering") of 7.8 million shares of its Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. The Company also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.7 million. The Company had previously completed a firm commitment underwritten public offering on August 18, 2020 (the “August 2020 Offering”) of 6.1 million shares of its Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Underwriter discounts and commissions were $1.7 million and the underwriter expenses were $0.1 million. The Company also incurred additional professional fees of $0.6 million as part of the transaction, resulting in net proceeds from the August 2020 Offering of approximately $25.1 million. The Company intends to use the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock.

As discussed in Note 5, the Company issued a notice of partial redemption on March 16, 2021, calling for redemption on April 16, 2021 of 60,000 shares of its 13.00% Series A Preferred Stock at an aggregate redemption price of $62.3 million. The Company funded the partial redemption with the proceeds from its two recent common stock offerings, which raised aggregate net proceeds of approximately $80.8 million.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $6.0 million. In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. Assuming that, after the issuance date of these financial statements, the Company’s ability to operate continues not to be significantly adversely impacted by the COVID-19 pandemic, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including cash dividend requirements, working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements.

Revision of Previously Issued Financial Statements

The Company has revised certain prior period amounts on the unaudited condensed consolidated financial statements to correct a misstatement with respect to improperly classifying the GP Sponsor Private Placement Warrants as equity instead of as a warrant liability that is adjusted through charges or credits to the income statement each quarter to reflect changes in the fair value of the warrants, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. The Company recorded a liability for the warrants of $2.1 million as of December 31, 2020 and adjusted its additional paid-in capital and accumulated deficit accordingly. There was no impact to the statement of operations and statement of cash flows for the three months ended March 31, 2020 as there was no change in the warrant liability fair value for the three-month period then ended. There was no income tax impact associated with this revision. Total stockholders’ deficit decreased by $0.7 million as of both March 31, 2020 and December 31, 2019, respectively.

The Company has assessed the impact of improperly classifying the GP Sponsor Private Placement Warrants as equity rather than as a warranty liability that is adjusted through charges or credits to the income statement each quarter to reflect changes in the fair value of the warrants, and determined the impact is not material, quantitatively or qualitatively, to the periods presented. Accordingly, the Company will adjust prior periods as those financial statements are presented for comparative purposes in future filings.

See Note 11 for additional information regarding the assumptions made to determine the fair value of the GP Sponsor Private Placement Warrants as of March 31, 2021 and December 31, 2020.

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

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the fiscal year 2021:

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions to the general income tax accounting principles, and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance was effective for the Company as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-1, Investments—Equity Securities (Topic 321), Investments - Equity and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The guidance clarifies interactions between current accounting standards on equity securities, equity method and joint ventures, and derivatives and hedging. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The new guidance was effective for the Company as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs for the three months ended March 31, 2021 and 2020 is shown below (in thousands):

	Three Months Ended March 31,
	2021	2020
Deferred contract costs, current and noncurrent, as of the beginning of period	$34,945	$28,049
Capitalized commissions during the period	3,274	3,753
Amortized deferred contract costs during the period	(3,719)	(3,330)
Deferred contract costs, current and noncurrent, as of the end of period	$34,500	$28,472

Deferred revenue activity for the three months ended March 31, 2021 and 2020 is shown below (in thousands):

	Three Months Ended March 31,
	2021	2020
Deferred revenue, current and noncurrent, as of the beginning of period	$256,933	$235,498
Billings, net	80,959	65,188
Revenue recognized	(87,895)	(78,032)
Deferred revenue, current and noncurrent, as of the end of period	$249,997	$222,654

The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. As of March 31, 2021, the remaining transaction price included in deferred revenue was $219.5 million in current and $30.5 million in noncurrent.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

As of March 31, 2021 and December 31, 2020, other accrued liabilities consist of the following (in thousands):

	2021	2020
Accrued sales and other taxes	$5,095	$5,213
Accrued professional fees	6,153	5,912
Accrued dividends on Redeemable Series A Preferred Stock	3,540	3,842
Current maturities of capital lease obligations	402	429
Income taxes payable	1,137	2,245
Other accrued expenses	2,736	3,513
Total other accrued liabilities	$19,063	$21,154

Interest Expense

Interest expense of $47 thousand and $13 thousand for the three months ended March 31, 2021 and 2020, respectively was comprised primarily from finance leases.

NOTE 5 — REDEEMABLE SERIES A PREFERRED STOCK

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

Pursuant to the 2018 SPA, the Purchasers acquired an aggregate of 140,000 shares of Series A Preferred Stock, 2.9 million shares of Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date, for an aggregate purchase price equal to $133.0 million in cash (after taking into account a discount of $7.0 million, but before the incremental and direct transaction costs associated with the Private Placement of $4.6 million). The allocation of the net proceeds as of the closing date, along with changes in the net carrying value of the Series A Preferred Stock through March 31, 2021 are set forth below (dollars in thousands):

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

March 2019 Securities Purchase Agreement
On March 7, 2019, the Company entered into a securities purchase agreement (the “March 2019 SPA”) with an accredited investor for a private placement (the “March 2019 Private Placement”) of (i) 6,500 shares of Series A Preferred Stock, (ii) 134,483 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of Series A Preferred Stock were authorized pursuant to the CoD and are subject to the provisions set forth in an amended Security Agreement, a Convertible Note and a registration rights agreement that is substantially similar in all material

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respects to the Registration Rights Agreement entered into in connection with the 2018 SPA discussed above. The accredited investor in the March 2019 Private Placement is affiliated with one of the accredited investors in the Initial Private Placement.
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

June 2019 Securities Purchase Agreement
On June 20, 2019, the Company entered into a securities purchase agreement (the “June 2019 SPA”) with accredited investors for a private placement (the “June 2019 Private Placement”) of (i) 3,500 shares of Series A Preferred Stock, (ii) 72,414 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of the Series A Preferred Stock were authorized pursuant to the CoD and are subject to the provisions set forth in an amended Security Agreement (as defined below), a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement entered into connection with the 2018 SPA discussed above. The accredited investors in the June 2019 Private Placement are not affiliated with the accredited investors in the March 2019 Private Placement or the Initial Private Placement.
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

On January 5, 2021, the Company entered into an agreement with certain of the holders of its Series A Preferred Stock (the “January 2021 Stock Repurchase Agreement”) to repurchase 10,000 shares of Series A Preferred Stock and the associated obligations pursuant to the Company’s Convertible Secured Promissory Notes outstanding in respect thereof (the “Note Obligations”) for an aggregate purchase price of approximately $8.95 million representing a discount to the face value of such shares of Series A Preferred Stock and no make-whole payments were required. The January 2021 Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties and waivers relating to the purchased shares of Series A Preferred Stock.

Upon the closing of the transactions contemplated by the January 2021 Stock Repurchase Agreement, the shares of Series A Preferred Stock purchased by the Company were retired (and the underlying Note Obligations cancelled) and are not eligible for re-issuance by the Company in accordance with the terms of the CoD.

On October 30, 2020, the Company entered into an agreement (the “October 2020 Stock Repurchase Agreement”) with certain of the holders of its Series A Preferred Stock to repurchase 5,000 shares of Series A Preferred Stock and the associated Note Obligations for an aggregate purchase price of approximately $4.5 million representing a discount to the face value of such shares of Series A Preferred Stock and no make-whole payments were required. The October 2020 Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties and waivers relating to the purchased shares of Series A Preferred Stock.

Subsequent Event

On March 16, 2021, the “Company issued a notice of partial redemption (the “March 2021 Notice of Redemption”) calling for the redemption on April 16, 2021 of 60,000 shares of its 13.00% Series A Preferred Stock at an aggregate total redemption price of $62.3 million. The total price consists of $60.0 million related to the face value of $1,000 per share of Series A Preferred Stock and $2.3 million or $39.05 per share of Series A Preferred Stock related to the dividends to be earned for the period from April 1, 2021 through July 18, 2021. The redeemed shares of Series A Preferred Stock, along with the dividends to be earned, will be recorded when the redemption offer becomes mandatorily redeemable on April 16, 2021.

The Company funded the redemption with a portion of the proceeds from its two recent common stock offerings, which raised aggregate net proceeds of approximately $81 million.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the net carrying value of Series A Preferred Stock from December 31, 2020 to March 31, 2021 are set forth below (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Net carrying value as of December 31, 2020	154,911	$137,854
Issuance of shares to settle PIK Dividends on January 4, 2021	1,193	1,193
Repurchase of 10,000 shares on January 5, 2021	(10,000)	(8,913)
Accretion of discount for the three months ended March 31, 2021	—	1,473
Net carrying value as of March 31, 2021	146,104	$131,607

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

Agreements Related to Private Placement Transactions

In connection with the completion of the Initial Private Placement, the Company, among other customary closing actions, (i) filed the CoD, (ii) entered into the Registration Rights Agreement, (iii) delivered a Convertible Note to each Purchaser, and (iv) entered into the Security Agreement in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Promissory Notes if certain redemption provisions of the Series A Preferred Stock are triggered in the future. In connection with both the March 2019 Private Placement and June 2019 Private Placement, the Company entered into a securities purchase agreement, a Registration Rights Agreement, a First (March 2019) and Second (June 2019) Amendment to the Security Agreement, and issued Convertible Notes to each investor, in each case substantially in the same form as entered into by the Company in the Initial Private Placement.

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to, from the respective issuance date, a cash dividend of 10.0% per annum (the “Cash Dividends”) and a payment-in-kind dividend of 3.0% per annum (the “PIK Dividends” and, together with the Cash Dividends, the “Dividends”) for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of March 31, 2021 and December 31, 2020 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

As required under the CoD, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the first quarter of 2021 were settled on April 1, 2021 to holders of record on March 16, 2021. Accordingly, the Company accrued a current liability for accrued Cash Dividends through March 31, 2021 for $3.5 million. A long-term liability was recorded for $1.1 million of PIK Dividends that accrued through March 31, 2021, and that were settled through the issuance of 1,051 shares of Series A Preferred Stock on April 1, 2021. Presented below is a summary of total and per share dividends declared through March 31, 2021 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total	Dividends
	Cash	PIK	Dividends	Per Share
Dividends payable as of December 31, 2020	$3,842	$1,193	$5,035	$32.50
Cash Dividends @ 10% per annum	3,660	—	3,660	23.40
PIK Dividends @ 3% per annum	—	1,098	1,098	7.02
Fractional PIK shares settled for cash	47	(47)	—	—
Less dividends settled January 4, 2021	(4,009)	(1,193)	(5,202)	(33.26)
Dividends payable as of March 31, 2021	$3,540	$1,051	$4,591	32.14

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 14.6 million shares of Common Stock based on 146,104 shares of Series A Preferred Stock outstanding as of March 31, 2021. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock equal to the amount that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

Prior to July 19, 2021, the Company has the right to redeem up to $80.0 million of shares of the Series A Preferred Stock for cash amounts equal to the Redemption Amount which would include a make-whole premium that provides the holders thereof with full yield maintenance as if the Series A Preferred Stock was held until July 19, 2021, provided that such redemptions are subject to certain conditions and limitations. After July 19, 2021, the Company will have the right to redeem shares of Series A Preferred Stock for a cash per share amount equal to the Redemption Amount.

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

NOTE 6—COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Offerings

On March 11, 2021, the Company completed the March 2021 Offering of 7.8 million shares of its Common Stock at a price of $7.75 per share for total gross proceeds of $56.9 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. The Company also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.6 million. The Company intends to use the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock.

On August 18, 2020, the Company completed the August 2020 Offering of 6.1 million shares of its Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Underwriter discounts and commissions were $1.7 million and the underwriter expenses were $0.1 million. The Company also incurred additional professional fees of $0.6 million as part of the transaction, resulting in net proceeds from the August 2020 Offering of approximately $25.1 million. The Company intends to use the net proceeds from the August 2020 Offering to redeem 60,000 shares of Series A Preferred Stock and for working capital and other general corporate purposes.

Stock Option Plans

The Company’s stock option plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 23, 2021, the Board of Directors authorized an increase of approximately 3.1 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the 2020 Form 10-K/A. The information presented below provides an update for activity under the Stock Plans for the three months ended March 31, 2021.

Restricted Stock Units

For the three months ended March 31, 2021, the Board of Directors granted restricted stock units (“RSUs”) under the 2013 Plan for an aggregate of approximately 0.7 million shares of Common Stock to employees and to non-employee directors of the Company. Other than the RSU grants to continuing directors, which vest on June 2, 2021, and the grant to the Company's non-employee director first elected in June 2020, which vests in part on the first and second anniversary of grant, these RSUs vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $7.09 per share, the aggregate fair value for the shares underlying the RSUs amounted to $4.9 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense related to RSUs of approximately $1.9 million and $1.1 million was recognized for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the unrecognized expense of $12.9 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.9 years.

Stock Options

For the three months ended March 31, 2021, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.5 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the three months ended March 31, 2021 (shares in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2020	7,007	$5.24	5.0
Granted	497	7.52
Forfeited	(11)	4.86
Expired	(84)	6.37
Exercised	(716)	4.07
Outstanding, March 31, 2021 (3)(4)	6,693	5.52	5.4
Vested, March 31, 2021 (3)	5,264	5.46	4.4

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of March 31, 2021, the aggregate intrinsic value of all stock options outstanding was $23.2 million. As of March 31, 2021, the aggregate intrinsic value of vested stock options was $18.5 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.2 million shares as of March 31, 2021.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the three months ended March 31, 2021 (in thousands):

Available, December 31, 2020	4,037
Newly authorized by Board of Directors	3,056
Stock options granted	(497)
Restricted stock units granted	(696)
Expired options under Stock Plans	84
Forfeited options under Stock Plans	11
Forfeited restricted stock units under Stock Plans	21
Available, March 31, 2021	6,016

The aggregate fair value of approximately 0.5 million stock options granted for the three months ended March 31, 2021 amounted to $1.5 million, or $2.94 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the three months ended March 31, 2021, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	40%
Dividend yield	0%
Risk-free interest rate	0.78%
Fair value per common share on date of grant	$7.52

As of March 31, 2021 and December 31, 2020, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $2.1 million and $1.2 million, respectively. As of March 31, 2021, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.2 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$316	$284
Sales and marketing	727	623
General and administrative	1,190	603
Total	$2,233	$1,510

Warrants

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Upon review of the SEC Staff Statement which addressed certain accounting and reporting considerations related to warrants similar to the Company's GP Sponsor Private Placement Warrants and upon review of ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that its GP Sponsor Private Placement Warrants should have been classified as a liability instead of equity. See Note 2 for further information regarding this revision to the Company's consolidated financial statements. See Note 11 for information regarding the fair value of the GP Sponsor Private Placement Warrants as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, warrants were outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the 2020 Form 10-K/A.

NOTE 7 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant U.S. tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020 (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). The Company has elected to defer payroll tax payments which totaled $3.3 million as of March 31, 2021.

For the three months ended March 31, 2021 and 2020, the Company's effective tax rate was (76.5)% and 27.6% respectively. The Company's income tax expense was primarily attributable to earnings in foreign jurisdictions subject to income taxes and foreign withholding taxes. In addition, there was no tax impact associated with the loss on change in fair value of redeemable warrants for three months ended March 31, 2021. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended March 31, 2021 and 2020.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Series A Preferred Stock Dividends

In connection with the issuance of Series A Preferred Stock as discussed in Note 5, the Company is obligated to pay Cash Dividends and issue additional shares of Series A Preferred Stock in settlement of PIK Dividends. From January 1, 2021 through July 19, 2023, the date until which the Series A Preferred Stock is expected to remain outstanding, estimated Cash Dividends and PIK Dividends required to be declared are as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31:	Cash	PIK	Total
2021	$10,534	$3,160	$13,694
2022	9,032	2,709	11,741
2023	5,085	1,526	6,611
Total	$24,651	$7,395	$32,046

The amounts above do include the impact of repurchase of 15,000 shares and the redemption of 60,000 of Series A Preferred Stock as discussed in Note 5.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company's matching contributions to these plans totaled $0.8 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

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

Injunction

Following post-trial motions, the District Court entered a permanent injunction prohibiting the Company from using certain processes. In August 2019, the United States Court of Appeals for the Ninth Circuit affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. The injunction prohibits the Company from using support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights, which the Company ceased using no later than July 31, 2014. The injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

On July 10, 2020, Oracle filed a motion to show cause contending that the Company is in violation of the injunction, and the Company opposed this motion, disputing Oracle’s claims. On March 31, 2021, the District Court issued an order resolving many outstanding disputes between the parties relating to the injunction. The District Court found that the Company violated the injunction in four certain narrow instances. The Company has sought reconsideration for two of these violations (since they occurred before the injunction became effective). The Company has been ordered to show cause why it should not be held in contempt in a filing that is due May 10, 2021, with Oracle’s response due June 9, 2021, and the Company’s reply due June 21, 2021. The District Court has scheduled an evidentiary hearing for September 2021 to address additional claims involving the injunction. The District Court refused to consider Oracle’s claims about certain processes that were not litigated in Rimini I and that are being litigated in the separately filed Rimini Street Inc. v. Oracle Int’l Corp. litigation (described below under the heading “Rimini II Litigation”).

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At this time, the Company does not have sufficient information regarding possible damages for the contempt asserted by Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. The Company believes that it has complied with the injunction, that Oracle will not be able to meet the burden to establish contempt of the injunction for the four certain narrow instances for which the District Court found violations, that Oracle will be unable to establish additional violations of the injunction at the September 2021 hearing and that an award for sanctions is not probable. Accordingly, no accrual has been made as of March 31, 2021. If the Company is found to be in contempt of the injunction, Oracle may seek equitable, punitive, and compensatory relief, the outcome of which could have a material adverse effect on the Company’s business and financial condition.
Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that the Company’s revised Process 2.0 support practices, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). The Company’s operative complaint asserts declaratory judgment, tort, and statutory claims. Oracle’s operative counterclaim asserts declaratory judgment and copyright infringement claims and Lanham Act, breach of contract, and business tort violations.

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

At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle. As to the claims asserted by Oracle, in Rimini I, the jury awarded damages in the form of a fair market value license of $35.4 million for the 93 copyrighted works at issue, which the Company has paid. The parties dispute the relevance of that award for Rimini II, and the Court has not yet resolved that dispute. The Company maintains that zero damages should be awarded in Rimini II. A jury will ultimately determine what amount, if any, of damages to award. Both parties have sought injunctive relief in addition to monetary damages in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. The Company also believes that an award for damages payable to Oracle is not probable, so no accrual has been made as of March 31, 2021. However, as with any jury trial, the ultimate outcome may be different from our best estimates and could have a material adverse impact on our financial results and our business.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately$13.9 million and $13.8 million as of March 31, 2021 and December 31, 2020, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

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

In addition, an affiliate of Adams Street Partners and its affiliates (collectively referred to as "ASP") is also a member of the Company's Board of Directors. As of March 31, 2021, ASP owned approximately 27.7% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement for total consideration of approximately $19.2 million. As of March 31, 2021, ASP had voting control of approximately 21.2% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with its 20,654 shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the Company's amended Credit Facility, ASP owned a $10.0 million indirect interest in the amended Credit Facility.

NOTE 10 —EARNINGS (LOSS) PER SHARE

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share, which requires earnings per share for each class of stock to be calculated using the two-class method. The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. Accordingly, in periods in which the Company has net income, earnings per share will be computed using the two-class method whereby the pro rata dividends on Common Stock that are also distributable to the holders of Series A Preferred Stock will be deducted from earnings applicable to common stockholders, regardless of whether a dividend is declared for such undistributed earnings. Under the two-class method, earnings for the reporting period are allocated between the holders of the Company's Common Stock and the Series A Preferred Stock based on their respective participation rights in undistributed earnings.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the basic earnings per share of Common Stock for the effects of potential dilutive Common Stock shares outstanding such as stock options, restricted stock units and warrants.
For the three months ended March 31, 2021 and 2020, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following table sets forth the computation of basic and diluted net income attributable to common stockholders for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Income attributable to common stockholders:
Net income (loss)	$(3,576)	$2,545
Return on repurchase of Series A Preferred Stock shares	(38)	—
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(3,660)	(3,910)
PIK dividends declared	(1,098)	(1,173)
Accretion of discount	(1,473)	(1,547)
	(9,845)	(4,085)
Undistributed earnings allocated using the two-class method	—	—
Net loss attributable to common stockholders	$(9,845)	$(4,085)
	Three Months Ended March 31,
	2021	2020
Weighted average number of shares of Common Stock outstanding	78,733	67,863
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	14,651	15,639
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	93,384	83,502
Percentage of shares allocable to Series A Preferred Stock	15.7%	18.7%
Weighted average number of shares of Common Stock outstanding:
Basic and diluted	78,733	67,863
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.06)

For the three months ended March 31, 2021 and 2020, basic and diluted loss per share attributable to common stockholders were the same because all Common Stock equivalents were anti-dilutive.

As of March 31, 2021 and December 31, 2020, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

	2021	2020
Series A Preferred Stock	14,610	15,491
Restricted stock units	3,730	3,322
Stock options	6,693	7,007
Warrants	18,128	18,128
Total	43,161	43,948

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts, and considers assumptions that market participants would use when pricing the asset or liability. Additional information on fair value measurements is included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the 2020 Form 10-K/A. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer.

As of March 31, 2021 and December 31, 2020, the Company has determined that its GP Sponsor Private Placement Warrants are subject to treatment as a liability. The GP Sponsor Private Placement Warrants may not be redeemed by the Company so long as these warrants are held by the initial purchasers or such purchasers' permitted transferees. If these warrants are held by someone other than the initial purchasers or such purchasers' permitted transferees, these warrants are redeemable by the Company and exercisable on the same basis as the GPIA Public Warrants. As a result, the GP Sponsor Private Placement Warrants were reclassified as a liability. The fair value of these instruments as of March 31, 2021 and December 31, 2020 was $6.8 million and $2.1 million, respectively, utilizing the BSM method. The GP Sponsor Private Placement Warrants are classified as Level 2 financial instruments. The key assumptions used to determine the fair value was the term period of the warrants, the risk free rate and volatility. As of March 31, 2021, the term to expiration was 1.53 years, the risk free rate of 0.12% and the implied volatility of 43.4%.

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

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to their short-term maturities. Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of capital lease obligations approximate fair value as of the respective balance sheet dates. The liability for redeemable warrants are also considered financial instruments and valued utilizing the BSM method and assumptions noted above.

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entity. The following table shows revenues by geographic region (in thousands):

	Three Months Ended March 31,
	2021	2020
United States of America	$47,559	$47,446
International	40,336	30,586
Total	$87,895	$78,032

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No clients represented more than 10% of revenue for both the three months and nine months ended March 31, 2021 or 2019. As of March 31, 2021 and 2020, no clients accounted for more than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of March 31, 2021 and 2020, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.2 million and $1.3 million, respectively. As of March 31, 2021, the Company had operating lease right-of-use assets of $10.0 million, $5.5 million and $0.6 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2021 and December 31, 2020, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $110.4 million and $50.2 million, respectively. As of March 31, 2021 and December 31, 2020, the Company had restricted cash of $0.3 million and $0.3 million, respectively. The Company has never experienced any losses related to these balances.

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

NOTE 12 - LEASES

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the prospective method. The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days notice with a penalty. The Company's leases have various remaining lease terms ranging from April 2021 to January 2027. The Company's lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company's lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

The Company uses a discount rate to calculate the right of use (“ROU”) asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company's leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of March 31, 2021, the Company did not have any material additional operating leases that have not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease expense related to ROU assets and liabilities	$1,554	$1,499
Other lease expense	160	318
Total lease expense	$1,714	$1,817

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	March 31, 2021	December 31, 2020
Operating lease right-of-use assets, noncurrent	$16,068	$17,521

Operating lease liabilities, current	$3,806	$3,940
Operating lease liabilities, noncurrent	15,023	15,993
Total operating lease liabilities	$18,829	$19,933

Weighted Average Remaining Lease Term	Years
Operating leases	4.65
Weighted Average Discount Rate
Operating leases	10.7%

Maturities of operating lease liabilities as of March 31, 2021 were as follows (in thousands):

Year ending March 31:
2022	$5,581
2023	5,215
2024	4,290
2025	4,219
2026	2,654
Thereafter	2,047
Total future undiscounted lease payments	24,006
Less imputed interest	(5,177)
Total	$18,829

For the three months ended March 31, 2021 and 2020, respectively, the Company paid $1.6 million and $1.5 million, respectively, for operating lease liabilities.

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
•costs associated with defending intellectual property infringement and other claims, such as those claims discussed under the section titled “Business—Legal Proceedings” in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 3, 2021 and as subsequently amended on May 10, 2021 (as amended the “2020 Form 10-K/A”);
•our expectations concerning relationships with third parties, including channel partners and logistics providers;
•economic and industry trends or trend analysis;
•the attraction and retention of qualified employees and key personnel;
•future acquisitions of or investments in complementary companies, products, subscriptions or technologies;
•uncertainty from the discontinuance of LIBOR and transition to other interest rate benchmarks;
•the impact of the reclassification of certain of our warrants as liabilities;

•the effects of seasonal trends on our results of operations, including the contract renewal cycles for vendor-supplied software services; and
•other risks and uncertainties, including those discussed under "Risk Factors" in Part II, Item 1A of this Report.
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

Overview

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Report, and our audited consolidated financial statements for the year ended December 31, 2020, included in our 2020 Form 10-K/A.

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

    Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), client relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2020, SAP reported that support revenue represented approximately 42% of its total revenue. For fiscal year 2020, Oracle reported a margin of 85% for cloud services and license support.

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

    As of March 31, 2021, we employed over 1,500 professionals and supported over 2,550 active clients globally, including 75 Fortune 500 companies and 17 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended March 31, 2021 and 2020, we generated revenue of $87.9 million and $78.0 million, respectively, representing an increase of 13%. During the three months ended March 31, 2021, we had a loss of $3.6 million, and as of March 31, 2021, we had an accumulated deficit of $304.6 million. Approximately 54% and 61% of our revenue was generated in the United States for the three months ended March 31, 2021 and 2020, respectively. Approximately 46% and 39% of our revenue was generated in foreign jurisdictions for the three months ended March 31, 2021 and 2020, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings. As of March 31, 2021, we have no outstanding contractual debt obligations.

Impact of COVID-19

During the first quarter of 2021, we continued investing for long-term growth. However, as we neared the end of the first quarter of 2020, the emergence of the COVID-19 pandemic took hold and was having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented multiple measures aiming to contain the spread of the virus, including social distancing, travel restrictions, border closures, quarantine guidance following travel to certain jurisdictions, limitations on public gatherings and continued closures of certain non-essential businesses. As a result, to protect the health and well-being of our employees, clients and the communities in which we operate, we transitioned as many of our employees as possible to a work-at-home model, temporarily closed our offices worldwide, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We believe these measures have been successful and have not significantly affected our financial results for the three months ended March 31, 2021. We have implemented business continuity measures and will continue to respond to the COVID-19 pandemic as circumstances dictate.

As a result of the measures that we have taken in response to the COVID-19 pandemic described above, we have realized reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world. While some of our offices have partially re-opened with limited staffing, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. We continue to expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19. For example, during the COVID-19 pandemic, we paid COVID-19 special bonuses to certain of our employees to help with pandemic-related special costs and for the few of our employees who have tested positive for COVID-19. We have authorized COVID-19 special bonuses during pandemic that have been paid throughout 2020 and the three months ended March 31, 2021. The cost of these special bonuses were more than offset by the cost reductions relating to travel and in-person marketing event fees and expenses described above.

The COVID-19 pandemic had no significant net impact on our revenue or results of operations during the three months ended March 31, 2021, and we continued to deliver uninterrupted and critical support services to our clients during this period. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place where they are located throughout the world. While we did implement discounted or extended payment terms for certain of our clients in 2020, in most cases it was in exchange for contractual concessions favorable to us, for example, extended contract terms or marketing support for references, and the collective impact of such changes was not material to our results. However, the COVID-19 pandemic has impacted business markets worldwide, primarily due to the uncertainty relating to the continued effects of the pandemic. As a result, we have experienced some clients not renewing our services as their businesses have been adversely impacted during the pandemic. Despite this, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law in the United States to address the economic impact of the COVID-19 pandemic. We have elected to defer payroll tax payments which totaled $3.3 million as of March 31, 2021 as permitted by the CARES Act (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

Recent Developments

On March 16, 2021, we issued a notice of partial redemption calling to redeem 60,000 shares of our 13.00% Series A Preferred Stock at an aggregate total redemption price of $62.3 million. The total price consists of $60.0 million related to the face value of $1,000 per share of Series A Preferred Stock and $2.3 million or $39.05 per share of Series A Preferred Stock related to the dividends to be earned for the period from April 1, 2021 through July 18, 2021. The redeemed shares of Series A Preferred Stock, along with the dividends to be earned, will be recorded when the redemption offer becomes mandatorily redeemable on April 16, 2021.

Additionally, reference is made to Note 5 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments related to our Series A Preferred Stock, Common Stock and Convertible Notes.

On March 11, 2021, we completed a firm commitment underwritten public offering (the "March 2021 Offering") of 7.8 million shares of our Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. We also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.6 million. We intend to use the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock. Reference is made to Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for information about the March 2021 Offering.

    Also, reference is made to Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments related to our Common Stock.

    Also, reference is made to Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments in our litigation with Oracle.

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of March 31, 2021 and 2020, we had over 2,550 and 2,070 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of March 31, 2021 and 2020, we had over 1,340 and 1,160 unique clients, respectively.

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

    Our annualized recurring revenue was $349 million and $310 million as of March 31, 2021 and 2020, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 91% and 92% for the 12 months ended March 31, 2021 and 2020, respectively.

Gross profit percentage

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by revenue. Our gross profit percentage was approximately 61.5% and 61.3% for the three months ended March 31, 2021 and 2020, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

    Our consolidated statements of operations for the three months ended March 31, 2021 and 2020, are presented below (in thousands):

	Three Months Ended March 31,		Variance
	2021	2020	Amount	Percent
Revenue	$87,895	$78,032	$9,863	12.6%
Cost of revenue:
Employee compensation and benefits	23,660	20,370	3,290	16.2%
Engineering consulting costs	4,735	4,866	(131)	(2.7)%
Administrative allocations (1)	3,590	3,592	(2)	(0.1)%
All other costs	1,851	1,371	480	35.0%
Total cost of revenue	33,836	30,199	3,637	12.0%
Gross profit	54,059	47,833	6,226	13.0%
Gross margin	61.5%	61.3%
Operating expenses:
Sales and marketing	30,383	28,412	1,971	6.9%
General and administrative	16,603	12,001	4,602	38.3%
Impairment charge related to operating right of use assets	393	—	393	100.0%
Litigation costs and related recoveries, net	4,763	3,673	1,090	29.7%
Total operating expenses	52,142	44,086	8,056	18.3%
Operating income	1,917	3,747	(1,830)	(48.8)%
Non-operating income and (expenses):
Interest expense	(47)	(13)	(34)	261.5%
Loss on change in fair value of redeemable warrants	(4,668)	—	(4,668)	100.0%
Other income (expenses), net	772	(218)	990	(454.1)%
Income (loss) before income taxes	(2,026)	3,516	(5,542)	(157.6)%
Income tax expense	(1,550)	(971)	(579)	59.6%
Net income (loss)	$(3,576)	$2,545	$(6,121)	(240.5)%

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

    Revenue. Revenue increased from $78.0 million for the three months ended March 31, 2020 to $87.9 million for the three months ended March 31, 2021, an increase of $9.9 million or 13%. The increase was driven by a 15% increase in the average number of unique clients from 1,163 for the three months ended March 31, 2020 to 1,333 for the three months ended March 31, 2021. On a geographic basis, United States revenue grew slightly from $47.4 million for the three months ended March 31, 2020 to $47.6 million for the three months ended March 31, 2021, an increase of $0.1 million or 0.2%. Our international revenue grew from $30.6 million for the three months ended March 31, 2020 to $40.3 million for the three months ended March 31, 2021, an increase of $9.8 million or 32%. Our international revenue growth was led by strong results from our Asia-Pacific region.

    Cost of revenue. Cost of revenue increased from $30.2 million for the three months ended March 31, 2020 to $33.8 million for the three months ended March 31, 2021, an increase of $3.6 million or 12%. The key drivers related to the cost of revenue increase were a $3.3 million increase in compensation costs and a $0.5 million increase in all other costs, which was offset by a decrease of $0.1 million in engineering consulting costs. The compensation cost increase was attributable to an increase of 17% in the average number of employees required to support the revenue growth.

As discussed in Note 8 to our consolidated financial statements included in Part 1, Item 1 of this Report, following post-trial motions, the United States District Court for the District of Nevada (the “District Court”) entered a permanent injunction prohibiting us from using certain processes, including processes adjudicated as infringing at trial, that we ceased using no later than July 2014, which we subsequently appealed to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”). In August 2019, the Court of Appeals affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. A copy of the injunction is publicly available in the case docket. As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices (“Process 2.0”) that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing. On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction. On March 31, 2021, the District Court issued an order resolving many outstanding disputes between the parties relating to the injunction and found that we violated the injunction in four certain narrow instances. During an evidentiary hearing scheduled for September 2021, the parties will (i) present evidence and argue whether we violated the injunction for certain accused conduct for which the District Court requested additional information; and (ii) argue whether we should be held in contempt in the four instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate.

    Gross profit. Gross profit increased from $47.8 million for the three months ended March 31, 2020 compared to $54.1 million for the three months ended March 31, 2021, an increase of $6.2 million or 13%. Gross margin for the three months ended March 31, 2020 was 61.3% compared to 61.5% for three months ended March 31, 2021. For the three months ended March 31, 2021, total cost of revenue increased by 12%, compared to an increase in revenue of 13% for the three months ended March 31, 2021. As a result, our gross profit margin improved slightly by 0.2% period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses declined from 36% for the three months ended March 31, 2020 to 35% for the three months ended March 31, 2021. In dollar terms, sales and marketing expenses increased from $28.4 million for the three months ended March 31, 2020 to $30.4 million for the three months ended March 31, 2021, an increase of $2.0 million or 7%. This increase was primarily due to (i) an increase in employee compensation and benefits of $3.8 million, (ii) an increase in marketing promotional expenses and trade show expenses of $0.7 million, (iii) an increase in recruitment costs of $0.2 million and (iv) an increase in contract labor of $0.2 million. These increases were offset, in part, by (v) a decrease in travel expenses of $2.7 million, and (vi) a decrease in administrative allocations of $0.2 million. We continue to accelerate our future revenue growth by investing in more resources.

    The $3.8 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended March 31, 2021, was primarily due to an increase in salaries, wages and benefit costs of $2.3 million due to an 8% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $1.5 million.

    General and administrative expenses. General and administrative expenses increased from $12.0 million for the three months ended March 31, 2020 to $16.6 million for the three months ended March 31, 2021, an increase of $4.6 million or 38%.

This increase was comprised of several items, which included (i) increased costs in salaries, wages and benefits of $3.9 million as the average number of employees increased by 27 or 10%, (ii) an increase in all other costs of $1.1 million, (iii) an increase in administrative allocations of $0.3 million, (iv) an increase of our computer software and license costs of $0.2 million, (v) an increase in professional services of $0.2 million and (vi) an increase in sales taxes and other taxes of $0.2 million for the three months ended March 31, 2021. These unfavorable variances were offset, in part, by favorable variances including (i) a decrease in contract labor of $0.6 million, (ii) a decrease in travel expenses of $0.3 million, (iii) a decrease in recruitment costs of $0.2 million and (iv) a decrease in rent and facility costs of $0.1 million.

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

Impairment charge related to operating right of use assets. We recognized an impairment charge of $0.4 million for the three months ended March 31, 2021, related to one of our offices as we ceased use of a portion of the office space during the period due to the increased use of remote work which has occurred during the COVID-19 pandemic.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended March 31, 2021 and 2020, consist of the following (in thousands):

	2021	2020	Change
Professional fees and other costs of litigation	$4,763	$2,752	$2,011
Insurance costs and recoveries, net	—	921	(921)
Litigation costs and related recoveries, net	$4,763	$3,673	$1,090

    Professional fees and other costs associated with litigation increased from $2.8 million for the three months ended March 31, 2020 to $4.8 million for the three months ended March 31, 2021, an increase of $2.0 million. This increase was primarily due to increased costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the three months ended March 31, 2021.

    Insurance costs and related recoveries, net decreased from a benefit of $0.9 million for the three months ended March 31, 2020 to no costs for the three months ended March 31, 2021. We recognized costs of $0.9 million in the prior year period to revise our estimated liability owed to an insurance company related to a pro rata sharing agreement for any recoveries associated with the Court of Appeals and U.S. Supreme Court awards. The liability was paid in September 2020. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

    Interest expense. Interest expense increased from $13 thousand for the three months ended March 31, 2020 to $47 thousand for the three months ended March 31, 2021, an increase of $34 thousand. Interest expense increased due to entering into finance leases during the fourth quarter of 2020.

Loss on change in fair value of redeemable warrants. Loss on change in fair value of redeemable warrants amounted to a loss of $4.7 million for the three months ended March 31, 2021 as the fair value per warrant changed from $0.35 per warrant to $1.12 per warrant for the three months ended March 31, 2021. There was no change in fair value per warrant for the three months ended March 31, 2020.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended March 31, 2021, net other income of approximately $0.8 million was comprised primarily of foreign exchange gains of approximately $0.8 million.

For the three months ended March 31, 2020, net other expense of $0.2 million was also comprised primarily of foreign exchange losses of approximately $0.2 million.

    Income tax expense. We had an income tax expense of $1.0 million for the three months ended March 31, 2020 compared to $1.6 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, our income taxes were attributable to both our foreign and U.S. operations of $1.5 million and $0.1 million, respectively. The income taxes in the U.S. related primarily to foreign withholding taxes. For the three months ended March 31, 2020, our income taxes were attributable to both our foreign and U.S. operations of $0.6 million and $0.3 million, respectively.

Liquidity and Capital Resources

Overview

    As of March 31, 2021, we had a working capital deficit of $11.4 million and an accumulated deficit of $304.6 million. For the three months ended March 31, 2021, we had a net loss of $3.6 million. As of March 31, 2021, we had available cash, cash equivalents and restricted cash of $153.5 million.

On March 11, 2021, we completed the March 2021 Offering of 7.8 million shares of our Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Net proceeds from the March 2021 Offering were $55.6 million after underwriter and offering expenses. We intend to use the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock during the second quarter of 2021.

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $219.5 million that is included in current liabilities as of March 31, 2021. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 38% of the related deferred revenue based on our gross profit percentage of 62% for the three months ended March 31, 2021.

    For the next year, assuming that the Company’s operations are not significantly impacted by the COVID-19 pandemic, we believe that cash, cash equivalents and restricted cash of $153.5 million as of March 31, 2021, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

    For the three months ended March 31, 2021, we generated cash flows from our operating activities of approximately $24.5 million, which was derived from our cash earnings of approximately $6.0 million and by favorable changes in operating assets and liabilities of approximately $18.5 million. We believe that our operating cash flows for the year ending December 31, 2021 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Private Placements

    Please refer to Note 5 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for information regarding the March 2021 Notice of Redemption, January 2021 Stock Repurchase Agreement, October 2020 Stock Repurchase Agreement, the June 2019 Private Placement, the March 2019 Private Placement, and the Initial Private Placement.

    The holders of Series A Preferred Stock are entitled to, from the respective issuance date, a cash dividend of 10.0% per annum and a payment-in-kind dividend of 3.0% per annum for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. Assuming the repurchase of 15,000 shares and the redemption of 60,000 shares of the Series A Preferred Stock as well as no conversions to Common Stock, the following cash and PIK dividends (settled through issuance of additional shares of Series A Preferred Stock), are expected to accrue for each year from January 1, 2021 through July 19, 2023 (in thousands):

Year Ending December 31:	Cash	PIK	Total
2021	$10,534	$3,160	$13,694
2022	9,032	2,709	11,741
2023	5,085	1,526	6,611

    The repurchase of 15,000 shares and redemption of 60,000 shares of Series A Preferred Stock as discussed in Note 5 has reduced our future annual cash dividends ranging from $9.0 million to $10.5 million over the next two years.

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

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020
Net cash provided by (used in):
Operating activities	$24,494	$26,336
Investing activities	(374)	(524)
Financing activities	45,908	(3,683)

The effect of foreign currency translation was unfavorable for $2.6 million for the three months ended March 31,2020 compared to an unfavorable change of $4.4 million for the three months ended March 31, 2021.

Cash Flows Provided by Operating Activities

    A key component of our business model requires that clients typically prepay us annually for the services which we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	2021	2020
Net income (loss)	$(3,576)	$2,545
Non-cash expenses, net	9,611	3,522
Changes in operating assets and liabilities, net	18,459	20,269
Net cash provided by operating activities	$24,494	$26,336

    For the three months ended March 31, 2021, cash flows provided by operating activities amounted to approximately $24.5 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2021, included our net loss of $3.6 million, as adjusted for non-cash and non-operating expenses totaling $9.6 million and favorable changes in operating assets and liabilities of $18.5 million, resulting in net cash provided by operating activities of $24.5 million.

For the three months ended March 31, 2021, the non-cash expenses, net consisted primarily of a loss on change in fair value of redeemable warrants of $4.7 million, stock-based compensation expense of $2.2 million, amortization and accretion related to operating lease right of use ("ROU") assets of $1.6 million, depreciation and amortization expense of $0.6 million, and an impairment charge related to operating ROU assets of $0.4 million. For the three months ended March 31, 2021, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $33.2 million and deferred contract costs of $0.4 million, These favorable cash sources were offset by unfavorable changes to accrued liabilities of $7.1 million, deferred revenue of $4.6 million, prepaid expenses, deposits and other of $2.5 million and accounts payable of $1.0 million.

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

Cash Flows Used in Investing Activities

    Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $0.4 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

    For the three months ended March 31, 2021, capital expenditures of $0.4 million consisted of $0.2 million primarily for new computer equipment in our U.S. facilities and $0.2 million for computer equipment at our foreign locations, primarily in India.

For the three months ended March 31, 2020, capital expenditures of approximately $0.5 million consisted primarily of $0.3 million for leasehold improvements, furniture and fixtures, and new computer equipment related to our U.S. facilities, and $0.2 million for computer equipment at our foreign locations, primarily in India.

Cash Flows from Financing Activities

    For the three months ended March 31, 2021, cash provided by financing activities of $45.9 million was attributable to net proceeds of $57.0 million generated from March 2021 Offering and proceeds of $2.9 million received from stock option exercises. These cash proceeds were offset, in part, by payments to repurchase shares of Series A Preferred Stock of $9.0 million, dividend payments of $4.0 million, and by payments for professional fees associated with our March 2021 Offering of $0.9 million and capital lease payments of $0.1 million.

For the three months ended March 31, 2020, cash utilized in financing activities of $3.7 million was attributable to dividend payments of $3.9 million, and capital lease payments of $0.1 million, which were offset, in part, by proceeds of $0.3 million received from stock option exercises.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of March 31, 2021, we had cash and cash equivalents of $47.8 million in our foreign subsidiaries.

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

    For the three months ended March 31, 2021, see Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for changes to the critical accounting policies.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended March 31, 2021 and 2020, we generated approximately 46% and 39% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the three months ended March 31, 2021 and 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

    In connection with the preparation of this Quarterly Report on Form 10-Q as of March 31, 2021, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective, and as a result of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

This evaluation included review of the control documentation, evaluation of the design effectiveness of controls, testing the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was not effective as of March 31, 2021, due to the material weakness in internal control over financial reporting relating in improperly applying the accounting guidance for its GP Sponsor Private Placement Warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity.

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

ITEM 1A. Risk Factors.

    Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in this Item 1A. Any of these factors could result in a significant or material adverse effect on our business, financial condition, results of operations and cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. In addition, risk factors relating to economic uncertainties, downturns in the general economy or the industries in which our clients operate should be interpreted as heightened risks as a result of the COVID-19 pandemic.

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
•Oracle has a history of litigation against companies offering alternative support programs for Oracle products.

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

Risks Related to Capitalization Matters and Corporate Governance

Risks Related to our Preferred Stock and Common Stock, Warrants and Units
•Our Series A Preferred Stock and their related Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations, which limit our flexibility in operating our business.
•The price of our Common Stock, warrants and units may be volatile.
•Our preferred stockholders and certain of our common stockholders can exercise significant control, which could limit our stockholders' ability to influence the outcome of key transactions, including a change of control.
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
•Our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders or employees could be limited by our choice of forum in our bylaws.

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

After completion of jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and we were found liable for only one claim: “innocent infringement,” a jury finding that we did not know and had no reason to know that its former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. We were ordered to pay a judgment of $124.4 million in 2016, which we promptly paid and then pursued appeals. With interest, attorneys’ fees and costs, the total judgment paid by us to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by our insurance carriers (for additional information on this topic, see Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report).

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

Following post-trial motions, the District Court entered a permanent injunction prohibiting us from using certain processes. In August 2019, the United States Court of Appeals for the Ninth Circuit Court of Appeals (the “Court of Appeals”) affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. The injunction prohibits Rimini from using support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights, which Rimini ceased using no later than July 31, 2014.

On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction, which we opposed. On March 31, 2021, the District Court issued an order resolving many outstanding disputes between the parties relating to the injunction and found that we violated the injunction in four certain narrow instances. During an evidentiary hearing scheduled for September 2021, the parties will present evidence and argue whether we (i) violated the injunction for certain accused conduct for which the District Court requested additional information; and (ii) should be held in contempt in the four instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate. At this time, we do not have sufficient information regarding possible damages for the contempt asserted by Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. We believe that we have complied with the injunction, that Oracle will not be able to meet the burden to establish contempt of the injunction for the four certain narrow instances for which the District Court found violations, that Oracle will be unable to establish additional violations of the injunction at the September 2021 hearing and that an award for sanctions is not probable. Accordingly, no accrual has been made as of March 31, 2021. If we are found to be in contempt of the injunction, Oracle may seek equitable, punitive, and compensatory relief, the outcome of which could have a material adverse effect on our business and financial condition.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with express terms of the injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the pendency of the injunction, alone, or the District Court’s March 31, 2021 order relating to the injunction described above, could dissuade clients from purchasing or continuing to purchase our services. Further, certain outcomes, should they occur, may also trigger the mandatory redemption of our Series A Preferred Stock, with the redemption amounts automatically becoming payment obligation under our Convertible Notes with a concurrent cancellation of the outstanding shares of the Series A Preferred Stock. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay dividends due in respect of our Series A Preferred Stock or, if the shares are converted, the interest under the Convertible Notes. Holders of our Convertible Notes are entitled to accelerate repayment of the indebtedness under such notes if we default in our interest payment obligations. We cannot assure you that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. In addition, we may not be able to obtain additional debt or equity financing, if required, to repay our obligations under the Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.
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

See the section titled “Legal Proceedings” in Part I, Item 1 and Note 8 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended March 31, 2021, approximately 63% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 11% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt action result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the existence of this ongoing litigation and, specifically, Oracle’s July 2020 contempt filing and related March 31, 2021 District Court order, could negatively impact the value of our equity securities, and could negatively impact our ability to raise additional equity or debt financing.

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

Oracle has been active in litigating against companies that have offered competing maintenance and support services for their products. For example, in March 2007, Oracle filed a lawsuit against SAP and its wholly-owned subsidiary, TomorrowNow, Inc. After a jury verdict awarding Oracle $1.3 billion, the parties stipulated to a final judgment of $306 million subject to appeal. After the appeal, the parties settled the case in November 2014 for $356.7 million. In February 2012, Oracle filed suit against ServiceKey, Inc. and settled the case in October 2013 after the District Court issued an injunction against ServiceKey and its CEO. Oracle also filed suit against CedarCrestone Corporation in September 2012 and settled the case in July 2013. TomorrowNow and CedarCrestone offered maintenance and support for Oracle software products, and Service Key offered maintenance and support for Oracle technology products. Given Oracle’s history of litigation against companies offering alternative support programs for Oracle products, we can provide no assurance, regardless of the outcome of our current litigations with Oracle, that Oracle will not pursue additional litigation against us. Such additional litigation could be costly, distract our management team from running our business and reduce client interest and our sales revenue.

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

We are unable to accurately predict the ultimate impact of the COVID-19 pandemic due to various uncertainties, including the duration of the outbreak, the effectiveness of the vaccines developed to slow or stop the spread of the virus and actions that may be taken by governmental authorities to contain the virus. We closely monitor the impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods, and the global macroeconomic effects of the pandemic may persist for an indefinite period, even after the pandemic has subsided. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 for additional information.

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

We had a net loss of $3.6 million for the three months ended March 31, 2021 and we had an accumulated deficit of $304.6 million as of March 31, 2021. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, impact of the COVID-19 pandemic, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our revenue grew from $78.0 million for the three months ended March 31, 2020 to $87.9 million for the three months ended March 31, 2021, representing a period over period increase of 13%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

•price our products and services effectively so that we are able to attract new clients and retain existing clients without compromising our profitability;
•introduce our products and services to new geographic markets;
•introduce new enterprise software products and services supporting additional enterprise software vendors, products and releases;
•satisfactorily conclude the Oracle litigation and any other litigation or governmental inquiry that may occur; and
•increase awareness of our company, products and services on a global basis.

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

We may need to raise additional capital beyond funds raised from our issuance and sale of Series A Preferred Stock, our August 2020 Offering and our March 2021 Offering if we cannot fund our growth sufficiently and capital optimization efforts through our operating cash flows. Should this occur, we may not be able to obtain debt or additional equity financing on favorable terms, if at all. We are also subject to certain restrictions for future financings as discussed in the risk factor “Our Series A Preferred Stock and their related Convertible Notes restrict our ability to incur certain indebtedness, and the Convertible Notes contain additional restrictions and obligations that are currently effective or become effective upon certain events, which limit our flexibility in operating our business.” If we raise additional equity financing our stockholders may experience significant dilution of their ownership interests and the value of our Common Stock could decline. If we engage in debt financings, the holders of the debt securities or lenders would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,300 as of March 31, 2020 to over 1,500 as of March 31, 2021. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $30.6 million for the year ended March 31, 2020 to $40.3 million for the three months ended March 31, 2021, an increase of $9.8 million or 32%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

In the future, we may expand to other locations outside of the United States. Our current global operations and future initiatives will involve a variety of risks, including:

•changes in a specific country’s or region’s political or economic conditions;
•the occurrence of catastrophic events that may disrupt our business;
•changes in regulatory requirements, taxes or trade laws such as the United Kingdom’s exit from the European Union (“Brexit”);
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

We have had material weaknesses in our internal control over financial reporting. As described above under Part I, Item 4 of this Report, our management concluded that we had a material weakness in our internal control over financial reporting as of March 31, 2021 and December 31, 2020, due to inadequate controls in relation to improperly applying the accounting guidance for our GP Sponsor Private Placement Warrants, recognizing the warrants as equity instead of as a liability.

In addition, in connection with the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015, our management determined that we had material weaknesses in our internal control over financial reporting related to the following:

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

As described below and in Part I, Item 4 of this Report, we are in the process of remediating the material weakness in relation to the accounting for our GP Sponsor Private Placement Warrants but can give no assurances as to the timing or completion of this remediation. We previously remediated the remaining material weaknesses described above during the years ended December 31, 2017 and 2016; however, we cannot provide assurance that material weaknesses in our internal control over financial reporting will not be identified in the future.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that economic challenges and possible recession will be exacerbated for an extended period in the wake of the COVID-19 pandemic. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, recent events, including Brexit, change in U.S. trade policies and responsive changes in policy by foreign jurisdictions, governmental and multinational organizations' responses to the COVID-19 pandemic and similar geopolitical developments and uncertainty in the European Union and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section

382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws in the United States. While our ownership changes to date have not triggered any limitations under Section 382, it is possible that any future ownership changes or issuances of our capital stock, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

While a specified minimum number of shares of Series A Preferred Stock or, if applicable, principal amount of Convertible Notes remain outstanding, holders owning a majority of the then outstanding shares of Series A Preferred Stock or principal outstanding under the Convertible Notes must consent to the issuance of debt other than “permitted indebtedness” which means (i) unsecured indebtedness, (ii) indebtedness classified and accounted for as capital leases in an aggregate amount not to exceed $3.5 million at any time outstanding, (iii) indebtedness with respect to credit cards and similar services or in respect of guarantees to clients or suppliers in the ordinary course of business, (iv) secured indebtedness assumed when a person becomes our subsidiary, provided that such secured indebtedness was not incurred in contemplation of such acquisition, merger or consolidation, such liens do not attach to our assets other than the assets subject to such lien at the time of the transaction, and in any event does not exceed $3.0 million at any time outstanding, and (v) indebtedness secured by a lien not to exceed $1.0 million at any time outstanding, which (i) through (v) in the aggregate may not exceed the greater of (x) $20.0 million or (y) 5% of U.S. GAAP revenue (calculated on a quarterly basis as set forth in our annual report on Form 10-K/A or our quarterly reports on Form 10-Q, as applicable), for the 12 month period ending at the quarter-end immediately prior to the incurrence of such indebtedness.

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

Our preferred stockholders and certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock and Series A Preferred Stock outstanding as of March 31, 2021, eleven of our stockholders have aggregate voting power of 48.8% of our outstanding capital stock. As of March 31, 2021, on an as-converted basis, (i) approximately 21.2% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships, (ii) approximately 10.8% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer, (iii) approximately 6.5% of our outstanding voting capital stock is beneficially owned by GPIC Ltd., and (iv) the remaining holders of our Series A Preferred Stock have aggregate voting power representing approximately 10.4% of our outstanding voting capital stock. Holders of our Series A Preferred Stock are entitled to vote their shares on an as-converted basis on all matters submitted to a vote of stockholders and to convert their shares into Common Stock at any time, which amounts will increase as PIK dividends are paid through the issuance of additional shares of Series A Preferred Stock. Additionally, holders of our Series A Preferred Stock are required to approve certain matters as a class, voting separately from the Common Stock, such as dividends or distributions on our Common Stock, purchase or redemption of our Common Stock, certain amendments to our Certificate of Incorporation or Certificate of Designations that adversely affect the rights of the preferred stockholders, and authorization of the creation or issuance of any pari passu or senior securities. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 39.6% as of March 31, 2021.

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

Each share of our Series A Preferred Stock is initially convertible, at the option of the holders, into 100 shares of our Common Stock (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for an aggregate of 14.6 million shares of Common Stock as of March 31, 2021 and is generally convertible at a conversion price equal to the quotient of its liquidation preference and $10.00. The Series A Preferred Stock also has a PIK dividend that will increase the number of shares of Common Stock into which the Series A Preferred Stock will be convertible while it remains outstanding. We have the right to convert outstanding Series A Preferred Stock into Common Stock after July 19, 2021 if our volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. We can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

We have not paid any cash dividends on our Common Stock to date. The payment of any cash dividends on our Common Stock will depend upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our Board of Directors and would require us to obtain the consent of and to pay a corresponding dividend to holders of our shares of Series A Preferred Stock. It is presently expected that except for the cash dividends payable to the holders of our Series A Preferred Stock, we will retain all earnings for use in our business operations and, accordingly, it is not expected that our Board of Directors will declare any dividends on our Common Stock in the foreseeable future. Our ability to declare dividends on our Common Stock may also be limited by the terms of financing and other agreements entered into by us or our subsidiaries from time to time. Therefore, stockholders are not likely to receive any dividends on Common Stock for the foreseeable future and the success of an investment in shares of our Common Stock will depend upon any future appreciation in its value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Finally, prior to or on July 19, 2021, we have the right to redeem up to $80.0 million of shares of the Series A Preferred Stock for cash amounts equal to the Redemption Amount which would include a make-whole premium that provides the holders thereof with full yield maintenance as if the Series A Preferred Stock was held for three years after the initial issuance of the Series A Preferred Stock through that date, subject to certain conditions and limitations. After such time, we will have the right to redeem shares of Series A Preferred Stock for a cash per share amount equal to the Redemption Amount subject to certain conditions.

On April 16, 2021, we redeemed 60,000 shares of our 13.00% Series A Preferred Stock at an aggregate total redemption price of $62.3 million. The total price consisted of $60.0 million related to the face value of $1,000 per share of Series A Preferred Stock and $2.3 million or $39.05 per share of Series A Preferred Stock related to the dividends to be earned for the period from April 1, 2021 through July 18, 2021. Effective April 16, 2021 after the redemption, we have 87,155 shares of Series A Preferred Stock outstanding.

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

Our ability to pay Cash Dividends on the Series A Preferred Stock may be limited under Delaware law or we may not have sufficient cash to pay Dividends or our redemption obligations (and potential Convertible Note payments) due to the holders of our Series A Preferred Stock upon the occurrence of a redemption event.

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

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

    None.

ITEM 6. Exhibits.

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
3.3*	Certificate of Designations of 13.00% Series A Redeemable Convertible Preferred Stock	8-K	001-37397	3.1	July 19, 2018
4.1*	Preemptive Rights Agreement, dated as of December 7, 2017, by and among the Adams Street Holders (as defined therein), the GP Holders (as defined therein), and Rimini Street, Inc	8-K	001-37397	4.1	December 13, 2017
10.1*+	Non-Employee Director Compensation Policy Effective January 1, 2021	8-K	001-37397	10.1	December 23, 2020
10.2*	Stock Purchase Agreement dated January 5, 2021	8-K	001-37397	10.1	January 6, 2021
10.3*+	Form of RSU Award Agreement under the 2013 Equity Incentive Plan effective February 23, 2021	10-K	001-37397	10.4	March 3, 2021
31.1+	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: May 10, 2021	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)