Form 10-Q
period 2021-06-30
Rimini Street, Inc.
filed 2021-08-04
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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
Yes ☐ No ☑
The registrant had approximately 85,764,000 shares of its $0.0001 par value common stock outstanding as of August 2, 2021.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$110,387	$87,575
Restricted cash	334	334
Accounts receivable, net of allowance of $960 and $723, respectively	85,665	117,937
Deferred contract costs, current	14,722	13,918
Prepaid expenses and other	15,593	13,456
Total current assets	226,701	233,220
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $12,123 and $10,985, respectively	4,465	4,820
Operating lease right-of-use assets	15,772	17,521
Deferred contract costs, noncurrent	21,839	21,027
Deposits and other	1,717	1,476
Deferred income taxes, net	1,630	1,871
Total assets	$272,124	$279,935
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,427	$3,241
Accrued compensation, benefits and commissions	38,650	38,026
Other accrued liabilities	15,926	21,154
Operating lease liabilities, current	4,055	3,940
Deferred revenue, current	229,768	228,967
Total current liabilities	292,826	295,328
Long-term liabilities:
Deferred revenue, noncurrent	35,870	27,966
Operating lease liabilities, noncurrent	14,495	15,993
Accrued PIK dividends payable	647	1,193
Liability for redeemable warrants	3,092	2,122
Other long-term liabilities	2,288	2,539
Total liabilities	349,218	345,141
Commitments and contingencies (Note 8)
Redeemable Series A Preferred Stock:
Authorized 180 shares; issued and outstanding 87 shares and 155 shares as of June 30, 2021 and December 31, 2020, respectively. Liquidation preference of $87,155, net of discount of $8,020 and $154,911, net of discount of $17,057, as of June 30, 2021 and December 31, 2020, respectively.	79,135	137,854
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 85,704 and 76,406 shares as of June 30, 2021 and December 31, 2020, respectively	9	8
Additional paid-in capital	143,801	98,258
Accumulated other comprehensive loss	(2,262)	(318)
Accumulated deficit	(297,777)	(301,008)
Total stockholders' deficit	(156,229)	(203,060)
Total liabilities, redeemable preferred stock and stockholders' deficit	$272,124	$279,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$91,614	$78,402	$179,509	$156,434
Cost of revenue	34,595	30,437	68,431	60,636
Gross profit	57,019	47,965	111,078	95,798
Operating expenses:
Sales and marketing	33,157	26,836	63,540	55,248
General and administrative	16,494	13,133	33,097	25,134
Impairment charge related to operating right of use assets	—	—	393	—
Litigation costs and related recoveries:
Professional fees and other costs of litigation	2,786	2,722	7,549	5,474
Insurance costs and recoveries, net	—	141	—	1,062
Litigation costs and related recoveries, net	2,786	2,863	7,549	6,536
Total operating expenses	52,437	42,832	104,579	86,918
Operating income	4,582	5,133	6,499	8,880
Non-operating income and (expenses):
Interest expense	(38)	(12)	(85)	(25)
Gain (loss) on change in fair value of redeemable warrants	3,698	(546)	(970)	(546)
Other income (expenses), net	(496)	(567)	276	(785)
Income before income taxes	7,746	4,008	5,720	7,524
Income tax expense	(939)	(1,084)	(2,489)	(2,055)
Net income	6,807	2,924	3,231	5,469
Other comprehensive income:
Foreign currency translation gain (loss)	420	402	(1,944)	(411)
Comprehensive income	$7,227	$3,326	$1,287	$5,058

Net loss attributable to common stockholders	$(4,846)	$(3,763)	$(14,691)	$(7,848)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.06)	$(0.18)	$(0.12)
Weighted average number of shares of Common Stock outstanding:
Basic and diluted	85,343	68,290	82,056	68,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock, Shares
Beginning of period	85,140	68,032	76,406	67,503
Exercise of stock options for cash	84	260	800	564
Restricted stock units vested	480	238	748	463
Issuance of Common Stock in March 2021 Offering	—	—	7,750	—
End of period	85,704	68,530	85,704	68,530

Total Stockholders' Deficit, beginning of period	$(154,495)	$(226,405)	$(203,060)	$(223,321)
Common Stock, Amount
Beginning of period	9	7	8	7
Exercise of stock options for cash	—	—	—	—
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in March 2021 Offering, net	—	—	1	—
End of period	9	7	9	7
Additional Paid-in Capital
Beginning of period	152,762	85,879	98,258	90,695
Stock based compensation expense	2,478	1,726	4,711	3,236
Exercise of stock options for cash	201	252	3,113	556
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in March 2021 Offering, net	13	—	55,641	—
Redemption of 60,000 shares of Series A Preferred Stock in April 2021:
Accretion related to redemption of Series A Preferred Stock	(5,673)	—	(5,673)	—
Make-whole dividends related to redemption of Series A Preferred Stock	(2,343)	—	(2,343)	—
Return on repurchase of Series A Preferred Stock shares in January 2021	—	—	(38)	—
Accretion of discount on Series A Preferred Stock	(804)	(1,567)	(2,277)	(3,114)
Accrued dividends on Series A Preferred Stock:
Payable in cash	(2,179)	(3,939)	(5,839)	(7,849)
Payable in kind	(654)	(1,181)	(1,752)	(2,354)
End of period	143,801	81,170	143,801	81,170
Accumulated Other Comprehensive Loss
Beginning of period	(2,682)	(2,242)	(318)	(1,429)
Foreign currency translation gain (loss)	420	402	(1,944)	(411)
End of period	(2,262)	(1,840)	(2,262)	(1,840)
Accumulated Deficit
Beginning of period	(304,584)	(310,049)	(301,008)	(312,594)
Net income	6,807	2,924	3,231	5,469
End of period	(297,777)	(307,125)	(297,777)	(307,125)
Total Stockholders' Deficit, end of period	$(156,229)	$(227,788)	$(156,229)	$(227,788)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,231	$5,469
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on change in fair value of redeemable warrants	970	546
Stock-based compensation expense	4,711	3,236
Depreciation and amortization	1,174	886
Deferred income taxes	165	33
Impairment charge related to operating right of use assets	393	—
Amortization and accretion related to operating right of use assets	3,100	3,047
Other	—	8
Changes in operating assets and liabilities:
Accounts receivable	31,971	46,457
Prepaid expenses, deposits and other	(2,380)	3,777
Deferred contract costs	(1,616)	(1,335)
Accounts payable	1,180	2,361
Accrued compensation, benefits, commissions and other liabilities	(5,541)	(5,583)
Deferred revenue	9,804	(14,658)
Net cash provided by operating activities	47,162	44,244
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(832)	(725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to issuance of Common Stock from March 2021 Offering	56,965	—
Payments for professional fees related to issuance of Common Stock from March 2021 Offering	(1,243)	—
Payments to repurchase shares of Series A Preferred Stock	(68,951)	—
Payments of cash dividends on Series A Preferred Stock	(9,891)	(7,805)
Principal payments on capital leases	(218)	(100)
Proceeds from exercise of employee stock options	3,112	557
Net cash used in financing activities	(20,226)	(7,348)
Effect of foreign currency translation changes	(3,292)	(1,554)
Net change in cash, cash equivalents and restricted cash	22,812	34,617
Cash, cash equivalents and restricted cash at beginning of period	87,909	38,388
Cash, cash equivalents and restricted cash at end of period	$110,721	$73,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$83	$24
Cash paid for income taxes	2,038	1,464
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in March 2021 Public Offering:
Underwriter discounts and commissions	$2,948	$—
Underwriter expenses	1,050	—
Accrued professional fees related to the issuance of Common Stock	79	—
Discount on shares issued in Private Placements:
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$2,186	$3,939
Accrued PIK dividends	647	1,182
Accretion of discount on Series A Preferred Stock	2,277	3,114
Issuance of Series A Preferred Stock for PIK dividends	2,244	2,323

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K as filed with the SEC on March 3, 2021 and as subsequently amended on May 10, 2021 (as amended, the “2020 Form 10-K/A”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2020 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2021, and operating results for the three months ended June 30, 2021, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2021.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of June 30, 2021, the Company’s current liabilities exceeded its current assets by $66.1 million, and the Company recorded net income of $6.8 million for the three months ended June 30, 2021. As of June 30, 2021, the Company had available cash, cash equivalents and restricted cash of $110.7 million. As of June 30, 2021, the Company’s current liabilities included $229.8 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 38% of the related deferred revenue for the three months ended June 30, 2021.

As discussed in Note 6, the Company completed a firm commitment underwritten public offering on March 11, 2021 (the “March 2021 Offering”) of 7.8 million shares of its common stock, par value $0.0001 per share (“Common Stock”), at a price of $7.75 per share for total gross proceeds of $57.0 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. The Company also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.7 million. The Company had previously completed a firm commitment underwritten public offering on August 18, 2020 (the “August 2020 Offering”) of 6.1 million shares of its Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Underwriter discounts and commissions were $1.7 million and the underwriter expenses were $0.1 million. The Company also incurred additional professional fees of $0.6 million as part of the transaction, resulting in net proceeds from the August 2020 Offering of approximately $25.1 million.

On April 16, 2021, the Company redeemed 60,000 shares of its 13.00% Series A Preferred Stock at an aggregate redemption price of $62.3 million. The Company funded the partial redemption with the proceeds from the March 2021 Offering and the August 2020 Offering, which raised aggregate net proceeds of approximately $80.8 million.

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $6.4 million. In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. Assuming that, after the issuance date of these financial statements, the

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revision of Previously Issued Financial Statements

The Company has revised certain prior period amounts on the unaudited condensed consolidated financial statements to correct a misstatement with respect to improperly classifying certain warrants to purchase approximately 6.1 million shares of the Company’s Common Stock, at $11.50 per share (the “GP Sponsor Private Placement Warrants”) as equity instead of as a warrant liability that is adjusted through charges or credits to the income statement each quarter to reflect changes in the fair value of the warrants, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. The Company recorded a liability for the warrants of $2.1 million as of December 31, 2020 and adjusted its additional paid-in capital and accumulated deficit accordingly. The impact to the statement of operations and statement of cash flows for both the three and six months ended June 30, 2020 was $0.5 million. There was no income tax impact associated with this revision. Total stockholders’ deficit increased by $1.3 million and $0.7 million as of June 30, 2020 and December 31, 2019, respectively.

The Company has assessed the impact of improperly classifying the GP Sponsor Private Placement Warrants as equity rather than as a warranty liability that is adjusted through charges or credits to the income statement each quarter to reflect changes in the fair value of the warrants and determined the impact is not material, quantitatively or qualitatively, to the periods presented. Accordingly, the Company will adjust prior periods as those financial statements are presented for comparative purposes in future filings.

See Note 11 for additional information regarding the assumptions made to determine the fair value of the GP Sponsor Private Placement Warrants as of June 30, 2021 and December 31, 2020.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, accounts receivable, valuation assumptions for stock options and leases, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and actual results, the Company’s future consolidated results of operation may be affected.

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the fiscal year 2021:

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions to the general income tax accounting principles, and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance was effective for the Company as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-1, Investments—Equity Securities (Topic 321), Investments - Equity and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The guidance clarifies interactions between current accounting standards on equity securities, equity method and joint ventures, and derivatives and hedging. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The new guidance was effective for the Company as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs for the three and six months ended June 30, 2021 and 2020 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deferred contract costs, current and noncurrent, as of the beginning of period	$34,500	$28,472	$34,945	$28,049
Capitalized commissions during the period	5,868	4,289	9,142	8,042
Amortized deferred contract costs during the period	(3,807)	(3,377)	(7,526)	(6,707)
Deferred contract costs, current and noncurrent, as of the end of period	$36,561	$29,384	$36,561	$29,384

Deferred revenue activity for the three and six months ended June 30, 2021 and 2020 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deferred revenue, current and noncurrent, as of the beginning of period	$249,997	$222,654	$256,933	$235,498
Billings, net	107,255	74,254	188,214	139,442
Revenue recognized	(91,614)	(78,402)	(179,509)	(156,434)
Deferred revenue, current and noncurrent, as of the end of period	$265,638	$218,506	$265,638	$218,506

The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. As of June 30, 2021, the remaining transaction price included in deferred revenue was $229.8 million in current and $35.9 million in noncurrent.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

As of June 30, 2021 and December 31, 2020, other accrued liabilities consist of the following (in thousands):

	2021	2020
Accrued sales and other taxes	$4,288	$5,213
Accrued professional fees	4,908	5,912
Accrued dividends on Redeemable Series A Preferred Stock	2,186	3,842
Current maturities of capital lease obligations	369	429
Income taxes payable	1,038	2,245
Other accrued expenses	3,137	3,513
Total other accrued liabilities	$15,926	$21,154

Interest Expense

Interest expense of $38 thousand and $12 thousand for the three months ended June 30, 2021 and 2020, respectively, was comprised primarily from finance leases. Interest expense of $85 thousand and $25 thousand for the six months ended June 30, 2021 and 2020, respectively, was comprised primarily from finance leases.

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

Pursuant to the 2018 SPA, the Purchasers acquired an aggregate of 140,000 shares of Series A Preferred Stock, 2.9 million shares of Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date, for an aggregate purchase price equal to $133.0 million in cash (after taking into account a discount of $7.0 million, but before the incremental and direct transaction costs associated with the Private Placement of $4.6 million). The allocation of the net proceeds as of the closing date, along with changes in the net carrying value of the Series A Preferred Stock through June 30, 2021, are set forth below (dollars in thousands):

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

_________________
(1)The liquidation preference for each share of Series A Preferred Stock on the closing date for the Initial Private Placement was $1,000 per share for an aggregate liquidation preference of $140.0 million. The estimated fair value of the Series A Preferred Stock was approximately $126.8 million on July 19, 2018, which is the basis for allocation of the net proceeds. Please refer to Note 11 for further discussion of the valuation methodology employed.
(2)The fair value of the issuance of approximately 2.9 million shares of Common Stock was based on the last closing price of $6.95 per share on the date prior to closing the transaction.
(3)The aggregate cash proceeds of $133.0 million on July 19, 2018 were allocated pro rata based on the fair value of all consideration issued.
(4)Incremental and direct costs of the Initial Private Placement were allocated pro rata based on the fair value of all consideration issued. Such costs include financial advisory and professional fees of $2.7 million that were incurred by the Company, and due diligence and professional fees incurred by the investors of $1.9 million.

At the closing, the Company used the $133.0 million of proceeds from the Initial Private Placement plus cash and cash equivalents of $2.7 million to (i) repay all outstanding indebtedness and various operating and financing fees and expenses under its former credit facility in the aggregate amount of $132.8 million, (ii) pay incremental and direct transaction costs of $2.7 million, and (iii) pay a professional services retainer of $0.2 million.

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

March 2019 Securities Purchase Agreement
On March 7, 2019, the Company entered into a securities purchase agreement (the “March 2019 SPA”) with an accredited investor for a private placement (the “March 2019 Private Placement”) of (i) 6,500 shares of Series A Preferred Stock, (ii) 134,483 shares of Common Stock, and (iii) a Convertible Note with no principal balance outstanding. The shares of Series A Preferred Stock were authorized pursuant to the CoD and are subject to the provisions set forth in an amended Security Agreement, a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement entered into in connection with the 2018 SPA discussed above. The accredited investor in the March 2019 Private Placement is affiliated with one of the accredited investors in the Initial Private Placement.

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
(2)The fair value of the issuance of approximately 134,483 shares of Common Stock was based on the closing price of $5.37 per share on the date prior to closing of the transaction.
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

June 2019 Securities Purchase Agreement
On June 20, 2019, the Company entered into a securities purchase agreement (the “June 2019 SPA”) with accredited investors for a private placement (the “June 2019 Private Placement”) of (i) 3,500 shares of Series A Preferred Stock, (ii) 72,414 shares of Common Stock, and (iii) a Convertible Note with no principal balance outstanding. The shares of the Series A Preferred Stock were authorized pursuant to the CoD and are subject to the provisions set forth in an amended Security Agreement, a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement entered into connection with the 2018 SPA discussed above. The accredited investors in the June 2019 Private Placement are not affiliated with the accredited investors in the March 2019 Private Placement or the Initial Private Placement.
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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
(2)The fair value of the issuance of approximately 72,414 shares of Common Stock was based on the closing price of $5.19 per share on the date prior to closing of the transaction.
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

On April 16, 2021, the Company redeemed 60,000 shares of its 13.00% Series A Preferred Stock at an aggregate total redemption price of $62.3 million. The total price consisted of $60.0 million related to the face value of $1,000 per share of Series A Preferred Stock and $2.3 million or $39.05 per share of Series A Preferred Stock related to the dividends to be earned for the period from April 1, 2021 through July 18, 2021. The redeemed shares of Series A Preferred Stock, along with the dividends were recorded when the redemption offer became mandatorily redeemable on April 16, 2021.

The Company funded the redemption with a portion of the proceeds from the March 2021 Offering and the August 2020 Offering, which raised aggregate net proceeds of approximately $80.7 million.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Event

On June 18, 2021, the Company issued a notice (the “June 2021 Notice of Redemption”) to redeem the remaining shares of its 13.00% Series A Preferred Stock on July 20, 2021 at an aggregate total redemption price of $88.4 million. The total price consists of $87.8 million related to the face value of $1,000 per share of Series A Preferred Stock and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends to be earned for the period from July 1, 2021 through July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, will be recorded on the redemption date of July 20, 2021.
The Company funded the redemption with a five year term loan of $90 million, which was entered into on July 20, 2021 (the “Credit Facility”). The Credit Facility will bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.75% to 2.50% and contains certain financial covenants, including a minimum fixed charge coverage ratio, a total leverage ratio, and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%,and 10%, respectively, with the remaining balance due at the end of the term.
The changes in the net carrying value of Series A Preferred Stock from December 31, 2020 to June 30, 2021 are set forth below (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Net carrying value as of December 31, 2020	154,911	$137,854
Issuance of shares to settle PIK Dividends on January 4, 2021	1,193	1,193
Repurchase of 10,000 shares on January 5, 2021	(10,000)	(8,913)
Accretion of discount for the three months ended March 31, 2021	—	1,473
Net carrying value as of March 31, 2021	146,104	131,607
Issuance of shares to settled PIK Dividends on April 1, 2021	1,051	1,051
Redemption of 60,000 shares on April 16, 2021	(60,000)	(54,327)
Accretion of discount for the three months ended June 30, 2021	—	804
Net carrying value as of June 30, 2021	87,155	$79,135

For future calculations of earnings applicable to common stockholders, the aggregate discount applicable to the Series A Preferred Stock will be accreted using the effective interest method from the respective issuance dates through July 19, 2023 when the holders of all outstanding shares of Series A Preferred Stock were able to first elect to redeem their shares for cash.

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

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorizes the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to, from the respective issuance date, a cash dividend of 10.0% per annum (the “Cash Dividends”) and a payment-in-kind dividend of 3.0% per annum (the “PIK Dividends” and, together with the Cash Dividends, the “Dividends”) for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock is classified as mezzanine equity in the Company’s consolidated balance sheet as of June 30, 2021 and December 31, 2020 since the holders have redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As required under the CoD, the Cash Dividends and PIK Dividends for the period in which the Series A Preferred Stock was outstanding during the second quarter of 2021 were settled on July 1, 2021 to holders of record on June 16, 2021. Accordingly, the Company accrued a current liability for accrued Cash Dividends through June 30, 2021 for $2.2 million. A long-term liability was recorded for $0.6 million of PIK Dividends that accrued through June 30, 2021, which were settled through the issuance of 647 shares of Series A Preferred Stock on July 1, 2021. Presented below is a summary of total and per share dividends declared through June 30, 2021 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total	Dividends
	Cash	PIK	Dividends	Per Share
Dividends payable as of December 31, 2020	$3,842	$1,193	$5,035	$32.50
Cash Dividends @ 10% per annum	3,660	—	3,660	23.40
PIK Dividends @ 3% per annum	—	1,098	1,098	7.02
Fractional PIK shares settled for cash	47	(47)	—	—
Less dividends settled January 4, 2021	(4,009)	(1,193)	(5,202)	(33.26)
Dividends payable as of March 31, 2021	3,540	1,051	4,591	32.14
Cash Dividends @ 10% per annum	2,179	—	2,179	25.00
PIK Dividends @ 3% per annum	—	654	654	7.50
Fractional PIK shares settled for cash	7	(7)	—	—
Less dividends settled April 1, 2021	(3,540)	(1,051)	(4,591)	(52.68)
Dividends payable as of June 30, 2021	$2,186	$647	$2,833	$32.51

The liquidation value of the Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion rate of $10.00 per share for a total of 8.7 million shares of Common Stock based on 87,155 shares of Series A Preferred Stock outstanding as of June 30, 2021. Each share of Series A Preferred Stock is convertible at the holder’s option into one share of Common Stock at a conversion price equal to the quotient of (i) the Liquidation Preference (as defined below), and (ii) $10.00 (subject to appropriate adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) (the “Per Share Amount”). The Company has the right to convert outstanding shares of Series A Preferred Stock into Common Stock for the Per Share Amount after July 19, 2021, if the Company’s volume weighted average stock price for at least 30 trading days of the 45 consecutive trading days immediately preceding such conversion is greater than $11.50 per share. The Company can exercise this right to convert twice per calendar year for a maximum number of shares of Common Stock equal to the amount that has publicly traded over the 60 consecutive trading days prior to the conversion date (less any shares of Common Stock that have been issued pursuant to any such conversion during such 60-day period).

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6—COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Offerings

On March 11, 2021, the Company completed the March 2021 Offering of 7.8 million shares of its Common Stock at a price of $7.75 per share for total gross proceeds of $56.9 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. The Company also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.6 million. The Company used the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock.

On August 18, 2020, the Company completed the August 2020 Offering of 6.1 million shares of its Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Underwriter discounts and commissions were $1.7 million and the underwriter expenses were $0.1 million. The Company also incurred additional professional fees of $0.6 million as part of the transaction, resulting in net proceeds from the August 2020 Offering of approximately $25.1 million. The Company used the net proceeds from the August 2020 Offering to redeem 60,000 shares of Series A Preferred Stock and for working capital and other general corporate purposes.

Stock Option Plans

The Company’s stock option plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 23, 2021, the Board of Directors authorized an increase of approximately 3.1 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the 2020 Form 10-K/A. The information presented below provides an update for activity under the Stock Plans for both the three and six months ended June 30, 2021.

Restricted Stock Units

For the six months ended June 30, 2021, the Board of Directors granted restricted stock units (“RSUs”) under the 2013 Plan for an aggregate of approximately 1.1 million shares of Common Stock to employees and to non-employee directors of the Company. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $7.35 per share, the aggregate fair value for the shares underlying the RSUs amounted to $8.0 million as of the grant date that will be recognized as compensation cost over

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the vesting period. Accordingly, compensation expense related to RSUs of approximately $2.2 million and $1.3 million was recognized for the three months ended June 30, 2021 and 2020, respectively. Compensation expense related to RSUs of approximately $4.1 million and $2.5 million was recognized for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the unrecognized expense of $13.2 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.8 years.

Stock Options

For the six months ended June 30, 2021, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.7 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the six months ended June 30, 2021 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2020	7,007	$5.24	5.0
Granted	665	7.61
Forfeited	(65)	4.74
Expired	(95)	6.45
Exercised	(801)	3.87
Outstanding, June 30, 2021 (3)(4)	6,711	5.62	5.2
Vested, June 30, 2021 (3)	5,386	5.50	4.3

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of June 30, 2021, the aggregate intrinsic value of all stock options outstanding was $8.2 million. As of June 30, 2021, the aggregate intrinsic value of vested stock options was $7.1 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.2 million shares as of June 30, 2021.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the six months ended June 30, 2021 (in thousands):

Available, December 31, 2020	4,037
Newly authorized by Board of Directors	3,056
Stock options granted	(665)
Restricted stock units granted	(1,085)
Expired options under Stock Plans	95
Forfeited options under Stock Plans	65
Forfeited restricted stock units under Stock Plans	105
Available, June 30, 2021	5,608

The aggregate fair value of approximately 0.7 million stock options granted for the six months ended June 30, 2021 amounted to $2.0 million, or $3.06 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the six months ended June 30, 2021, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected life (in years)	6.0
Volatility	41%
Dividend yield	0%
Risk-free interest rate	0.86%
Fair value per common share on date of grant	$7.61

As of June 30, 2021 and December 31, 2020, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $2.2 million and $1.2 million, respectively. As of June 30, 2021, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.1 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$375	$279	$691	$563
Sales and marketing	874	637	1,601	1,260
General and administrative	1,229	810	2,419	1,413
Total	$2,478	$1,726	$4,711	$3,236

Warrants

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Upon review of the SEC Staff Statement which addressed certain accounting and reporting considerations related to warrants similar to the Company’s GP Sponsor Private Placement Warrants and upon review of ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that its GP Sponsor Private Placement Warrants should have been classified as a liability instead of equity. See Note 2 for further information regarding this revision to the Company’s consolidated financial statements. See Note 11 for information regarding the fair value of the GP Sponsor Private Placement Warrants as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, warrants were outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the 2020 Form 10-K/A.

NOTE 7 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant U.S. tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020 (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). The Company has elected to defer payroll tax payments which totaled $3.3 million as of June 30, 2021.

For the three months ended June 30, 2021 and 2020, the Company’s effective tax rate was 12.1% and 27.0%, respectively. For the six months ended June 30, 2021 and 2020, the Company’s effective tax rate was 43.5% and 27.3%, respectively. The Company’s income tax expense was primarily attributable to earnings in foreign jurisdictions subject to income taxes and foreign withholding taxes. In addition, there was no tax impact associated with the loss on change in fair value of redeemable warrants for three months ended June 30, 2021. The Company did not have any material changes to its conclusions regarding

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended June 30, 2021 and 2020.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company’s matching contributions to these plans totaled $0.9 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. The Company’s matching contributions to these plans totaled $1.7 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

Rimini I Litigation

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (the “District Court”) (“Rimini I”), against the Company and its Chief Executive Officer, Seth Ravin, alleging that certain of the Company’s processes (Process 1.0) violated Oracle’s license agreements with its customers and that the Company committed acts of copyright infringement and violated other federal and state laws. The litigation involved the Company’s business processes and the manner in which the Company provided services to its clients.

After completion of a jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and the Company was found liable for only one claim: “innocent infringement,” a jury finding that the Company did not know and had no reason to know that its former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. The Company was ordered to pay a judgment of $124.4 million in 2016, which the Company promptly paid and then pursued appeals. With interest, attorneys’ fees and costs, the total judgment paid by the Company to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by the Company’s insurance carriers.

Injunction

Following post-trial motions, the District Court entered a permanent injunction prohibiting the Company from using certain processes. In August 2019, the United States Court of Appeals for the Ninth Circuit (the “Court of App”) affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. The injunction prohibits the Company from using support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights, which the Company ceased using no later than July 31, 2014. The injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

On July 10, 2020, Oracle filed a motion to show cause contending that the Company is in violation of the injunction, and the Company opposed this motion, disputing Oracle’s claims. On March 31, 2021, the District Court issued an order resolving many outstanding disputes between the parties relating to the injunction. The District Court found that the Company violated the injunction in four certain narrow instances and scheduled an evidentiary hearing for September 20, 2021 to hear evidence and argument regarding whether the Company (i) violated the injunction for certain accused conduct for which the District Court requested additional information and (ii) should be held in contempt for the instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate. In its March 31, 2021 order, the District Court refused to consider Oracle’s claims about certain processes that were not litigated in Rimini I, and that are being litigated in the separately filed Rimini Street Inc. v. Oracle Int’l Corp. litigation (described below under the heading “Rimini II Litigation”).

In April 2021, the Company filed a motion for reconsideration for two of the four injunction violations identified by the District Court (since they occurred before the injunction became effective). The District Court granted the Company’s motion for reconsideration on June 10, 2021, striking from its March 31, 2021 order its holding regarding those two violations. The Company and Oracle have filed responses to the District Court’s orders related to the contempt proceedings.

At this time, the Company does not have sufficient information regarding possible damages for the contempt asserted by Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. The Company believes that it has

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

complied with the injunction, that Oracle will not be able to meet the burden to establish contempt of the injunction for the now two certain narrow instances for which the District Court found violations, that Oracle will be unable to establish additional violations of the injunction at the September 2021 hearing and that an award for sanctions is not probable. Accordingly, no accrual has been made as of June 30, 2021. If the Company is found to be in contempt of the injunction, Oracle may seek equitable, punitive, and compensatory relief, the outcome of which could have a material adverse effect on the Company’s business and financial condition.
Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that the Company’s revised “Process 2.0” support practices, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). The Company’s operative complaint asserts declaratory judgment, tort, and statutory claims. Oracle’s operative counterclaim asserts declaratory judgment and copyright infringement claims and Lanham Act, breach of contract, and business tort violations.

On September 15, 2020, the District Court issued an order resolving the parties’ motions for summary judgment. It found infringement of 17 Oracle PeopleSoft copyrights for work the Company performed for a set of “gap customers” that were supported by processes litigated in Rimini I, and that became the Company’s customers after Rimini I was filed. The District Court also found infringement of four Oracle PeopleSoft copyrights involving support of two specific Company clients, described by the District Court as “limited cases” and involving “limited circumstance[s].” There was no finding of infringement on any other Oracle copyrights at issue.

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

The parties filed their joint pretrial order in Rimini II in December 2020. Also in December 2020, Oracle filed a motion to realign the parties and bifurcate trial, asking the District Court to (i) realign the parties, with Oracle designated as plaintiff and the Company and Mr. Ravin designated as the defendants in the case caption and at trial, and (ii) bifurcate the trial with a jury trial phase proceeding, first, followed by a separate bench phase on the parties’ equitable claims for unfair competition and Oracle’s claim for an accounting. In January 2021, the Company filed a motion to modify the order of proof and for an advisory jury verdict, asking the District Court to (i) modify the order of proof in the case so that, at trial, Oracle will present its case-in-chief first, followed by the Company’s case-in-chief, (ii) not bifurcate the parties’ unfair competition claims or Oracle’s accounting claim from the other claims, (iii) empanel an advisory jury to make findings of fact with respect to the parties’ unfair competition claims and Oracle’s accounting claim, and (iv) hold a single jury trial.

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

At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle. As to the claims asserted by Oracle, in Rimini I, the jury awarded damages in the form of a fair market value license of $35.4 million for the 93 copyrighted works at issue, which the Company has paid. The parties dispute the relevance of that award for Rimini II, and the Court has not yet resolved that dispute. The Company maintains that zero damages should be awarded in Rimini II. A jury will ultimately determine what amount, if any, of damages to award. Both parties have sought injunctive relief in addition to monetary damages in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. The Company also believes that an award for damages payable to Oracle is not probable, so no accrual has been made as of June 30, 2021. However, as with any jury trial, the ultimate outcome may be different from our best estimates and could have a material adverse impact on our financial results and our business.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $12.8 million and $13.8 million as of June 30, 2021 and December 31, 2020, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. RSI provides enterprise software support services. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. Prior to the consummation of the mergers, the ultimate parent entity of GPIA was GP Investments, Ltd. (“GP Investments”), a global private equity firm and an affiliate of the Company. An affiliate of GP Investments (Mr. Antonio Bonchristiano) was a member of our Board of Directors until May 5, 2020.

In addition, an affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is also a member of the Company’s Board of Directors. As of June 30, 2021, ASP owned approximately 27.5% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement for total consideration of approximately $19.2 million. As of June 30, 2021, ASP had voting control of approximately 26.3% of the Company’s issued and outstanding shares of Common Stock, including voting rights associated with its 12,319 shares of Series A Preferred Stock. Prior to termination on July 19, 2018 of the Company’s former credit facility, ASP owned a $10.0 million indirect interest in the former credit facility.

NOTE 10 —EARNINGS (LOSS) PER SHARE

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share, which requires earnings per share for each class of stock to be calculated using the two-class method. The holders of Series A Preferred Stock are entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. Accordingly, in periods in which the Company has net income, earnings per share will be computed using the two-class method whereby the pro rata dividends on Common Stock that are also distributable to the holders of Series A Preferred Stock will be deducted from earnings applicable to common stockholders, regardless of whether a dividend is declared for such undistributed earnings. Under the two-class method, earnings for the reporting period are allocated between the holders of the Company’s Common Stock and the Series A Preferred Stock based on their respective participation rights in undistributed earnings.

Basic earnings per share of Common Stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of basic Common Stock outstanding. Net income allocated to the holders of the Company’s Series A Preferred Stock is calculated based on the shareholders’ proportionate share of the weighted average shares of Common Stock outstanding on an if-converted basis. Diluted earnings per share of Common Stock is calculated by adjusting

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the basic earnings per share of Common Stock for the effects of potential dilutive Common Stock shares outstanding such as stock options, restricted stock units and warrants.
For the three months ended June 30, 2021 and 2020, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net loss attributable to common stockholders for the three months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income attributable to common stockholders:
Net income	$6,807	$2,924	$3,231	$5,469
Return on repurchase of Series A Preferred Stock shares	—	—	(38)	—
Accretion related to redemption of Series A Preferred Stock	(5,673)	—	(5,673)	—
Make-whole dividends related to redemption of Series A Preferred Stock	(2,343)	—	(2,343)	—
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(2,179)	(3,939)	(5,839)	(7,849)
PIK dividends declared	(654)	(1,181)	(1,752)	(2,354)
Accretion of discount	(804)	(1,567)	(2,277)	(3,114)
	(4,846)	(3,763)	(14,691)	(7,848)
Undistributed earnings allocated using the two-class method	—	—	—	—
Net loss attributable to common stockholders	$(4,846)	$(3,763)	$(14,691)	$(7,848)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of shares of Common Stock outstanding	85,343	68,290	82,056	68,076
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	9,770	15,755	12,197	15,697
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	95,113	84,045	94,253	83,773
Percentage of shares allocable to Series A Preferred Stock	10.3%	18.7%	12.9%	18.7%
Weighted average number of shares of Common Stock outstanding:
Basic and diluted	85,343	68,290	82,056	68,076
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.06)	$(0.18)	$(0.12)

For both the three months and six months ended June 30, 2021 and 2020, basic and diluted loss per share attributable to common stockholders were the same because all Common Stock equivalents were anti-dilutive. If the Company had recorded net income attributable to common stockholders, the diluted shares would have been as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units	1,740	486	1,738	443
Stock options	1,682	1,696	1,862	1,836
Warrants	786	—	860	—
Total	4,208	2,182	4,460	2,279

As of June 30, 2021 and December 31, 2020, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

	2021	2020
Series A Preferred Stock	8,716	15,491
Restricted stock units	3,556	3,322
Stock options	6,711	7,007
Warrants	18,128	18,128
Total	37,111	43,948

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

As of June 30, 2021 and December 31, 2020, the Company has determined that its GP Sponsor Private Placement Warrants are subject to treatment as a liability. The GP Sponsor Private Placement Warrants may not be redeemed by the Company so long as these warrants are held by the initial purchasers or such purchasers’ permitted transferees. If these warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, these warrants are redeemable by the Company and exercisable on the same basis as certain warrants to purchase approximately 8.6 million shares of the Company’s Common Stock, at $11.50 per share (the “Public Warrants”). As a result, the GP Sponsor Private Placement Warrants were reclassified as a liability. The fair value of these instruments as of June 30, 2021 and December 31, 2020 was $3.1 million and $2.1 million, respectively, utilizing the BSM method. The GP Sponsor Private Placement Warrants are classified as Level 2 financial instruments. The key assumptions used to determine the fair value was the term period of the warrants, the risk free rate and volatility. As of June 30, 2021, the term to expiration was 1.28 years, the risk free rate of 0.12% and the implied volatility of 58.8%.

As discussed in Note 5, the fair value for the Company’s Series A Preferred Stock issuances on June 20, 2019, March 7, 2019 and July 19, 2018 was determined to be $3.0 million, $5.3 million and $126.8 million, respectively, which were utilized to determine the basis for allocating the net proceeds. The fair value was determined by utilizing a combination of a discounted cash flow methodology related to funds generated by the Series A Preferred Stock, along with the BSM option-pricing model in relation to the conversion feature. Key assumptions applied for the discounted cash flow and BSM analysis included (i) three different scenarios whereby the Series A Preferred Stock would remain outstanding between 4 and 5 years along with a probability weighting assigned to each scenario, (ii) an implied yield of the Series A Preferred Stock ranging from 20.9% to 22.9% calibrated to the transaction values as of June 20, 2019, March 7, 2019 and July 19, 2018, respectively, (iii) risk-free interest rates of 1.72%, 2.44% and 2.8% and (iv) historical volatility of 30.0%.

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to their short-term maturities. Based on

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entity. The following table shows revenues by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States of America	$49,562	$47,376	$97,121	$94,822
International	42,052	31,026	82,388	61,612
Total	$91,614	$78,402	$179,509	$156,434

No clients represented more than 10% of revenue for both the three months and six months ended June 30, 2021 or 2020. As of June 30, 2021 and 2020, no clients accounted for more than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of June 30, 2021 and 2020, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.2 million and $1.3 million, respectively. As of June 30, 2021, the Company had operating lease right-of-use assets of $10.1 million, $5.2 million and $0.4 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2021 and December 31, 2020, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $84.6 million and $50.2 million, respectively. As of June 30, 2021 and December 31, 2020, the Company had restricted cash of $0.3 million and $0.3 million, respectively. The Company has never experienced any losses related to these balances.

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

NOTE 12 - LEASES

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Accounting Standards Codification (ASC) Topic 842, Leases. The Company adopted the standard using the prospective method. The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days notice with a penalty. The Company’s leases have various remaining lease terms ranging from July 2021 to January 2027. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company’s lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

The Company uses a discount rate to calculate the right of use (“ROU”) asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable portion of lease payments is not included in the Company’s ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

The Company has lease agreements with both lease and non-lease components that are treated as a single lease component for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of June 30, 2021, the Company did not have any material additional operating leases that have not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense related to ROU assets and liabilities	$1,546	$1,548	$3,100	$3,047
Other lease expense	132	297	292	615
Total lease expense	$1,678	$1,845	$3,392	$3,662

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	June 30, 2021	December 31, 2020
Operating lease right-of-use assets, noncurrent	$15,772	$17,521

	June 30, 2021	December 31, 2020
Operating lease liabilities, current	$4,055	$3,940
Operating lease liabilities, noncurrent	14,495	15,993
Total operating lease liabilities	$18,550	$19,933

Weighted Average Remaining Lease Term	Years
Operating leases	4.41
Weighted Average Discount Rate
Operating leases	10.5%

Maturities of operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Year ending June 30:
2022	$5,774
2023	5,198
2024	4,489
2025	4,002
2026	2,402
Thereafter	1,443
Total future undiscounted lease payments	23,308
Less imputed interest	(4,758)
Total	$18,550

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2021 and 2020, the Company paid $1.5 million and $1.5 million, respectively, for operating lease liabilities. For the six months ended June 30, 2021 and 2020, the Company paid $3.0 million and $3.0 million, respectively, for operating lease liabilities.

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
•our ability to service the indebtedness under our Credit Facility;
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

•the effects of seasonal trends on our results of operations, including the contract renewal cycles for vendor-supplied software services; and
•other risks and uncertainties, including those discussed under “Risk Factors” in Part II, Item 1A of this Report.
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

    In 2018, we announced plans to support Software as a Service (”SaaS”) solutions beginning with Salesforce products. As a partner of Salesforce, we provide our award-winning service and support for custom code, release updates and application integrations in addition to ongoing administrative, configuration and enhancement of Salesforce’s industry leading cloud solutions.

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

    Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (ERP), client relationship management (CRM), product lifecycle management (PLM) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2020, SAP reported that support revenue represented approximately 42% of its total revenue. For fiscal year 2021, Oracle reported a margin of 85% for cloud services and license support.

    We believe that software vendor support is an increasingly costly model that has not evolved to offer licensees the responsiveness, quality, breadth of capabilities or value needed to meet the needs of licensees. Organizations are under increasing pressure to reduce their IT costs while also delivering improved business performance through the adoption and integration of emerging technologies, such as mobile, virtualization, internet of things (IoT) and cloud computing. Today, however, the majority of IT budgets are spent operating, maintaining and supporting existing infrastructure and systems. As a result, we believe organizations are increasingly seeking ways to redirect budgets from maintenance to new technology investments that provide greater strategic value, and our software management and support products and services help clients achieve these objectives by reducing the total cost of support.

    As of June 30, 2021, we employed over 1,550 professionals and supported 2,645 active clients globally, including 78 Fortune 500 companies and 18 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended June 30, 2021 and 2020, we generated revenue of $91.6 million and $78.4 million, respectively, representing an increase of 17%. During the three months ended June 30, 2021, we had net income of $6.8 million, and as of June 30, 2021, we had an accumulated deficit of $297.8 million. Approximately 54% and 60% of our revenue was generated in the United States for the three months ended June 30, 2021 and 2020, respectively. Approximately 46% and 40% of our revenue was generated in foreign jurisdictions for the three months ended June 30, 2021 and 2020, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Impact of COVID-19

Near the end of the first quarter of 2020, the emergence of the COVID-19 pandemic took hold and had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. These rapidly evolving and unpredictable impacts continue as virus variants have resulted in additional outbreaks during fiscal year 2021 to date. In response to the COVID-19 pandemic, federal and state governments have implemented multiple measures aiming to contain the spread of the virus, including social distancing, travel restrictions, border closures, quarantine guidance following travel to certain jurisdictions, limitations on public gatherings and continued closures of certain non-essential businesses. As a result, to protect the health and well-being of our employees, clients and the communities in which we operate, we transitioned as many of our employees as possible to a work-at-home model, temporarily closed our offices worldwide, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We believe these measures have been successful and have not significantly affected our financial results for the six months ended June 30, 2021. We have implemented business continuity measures and will continue to respond to the COVID-19 pandemic as circumstances dictate.

As a result of the measures that we have taken in response to the COVID-19 pandemic described above, we have realized reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world. While some of our offices have partially re-opened with limited staffing, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. We continue to expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19. For example, during the COVID-19 pandemic, we paid COVID-19 special bonuses to certain of our employees to help with pandemic-related special costs and for the few of our employees who have tested positive for COVID-19. We have authorized COVID-19 special bonuses during pandemic that have been paid throughout 2020 and the six months ended June 30, 2021. The cost of these special bonuses were more than offset by the cost reductions relating to travel and in-person marketing event fees and expenses described above.

The COVID-19 pandemic had no significant net impact on our revenue or results of operations during the three months ended June 30, 2021, and we continued to deliver uninterrupted and critical support services to our clients during this period. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place where they are located throughout the world. While we did implement discounted or extended payment terms for certain of our clients in 2020, in most cases it was in exchange for contractual concessions favorable to us, for example, extended contract terms or marketing support for references, and the collective impact of such changes was not material to our results. However, the COVID-19 pandemic has impacted business markets worldwide, primarily due to the uncertainty relating to the continued effects of the pandemic. As a result, we have experienced some clients not renewing our services as their businesses have been adversely impacted during the pandemic. Despite this, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental and business actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as our clients’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance. As such, the effects of the COVID-19 pandemic may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part I, Item 1A of this Report) for a discussion of these factors and other risks.

On March 27, 2020, CARES Act was signed into law in the United States to address the economic impact of the COVID-19 pandemic. We have elected to defer payroll tax payments which totaled $3.3 million as of June 30, 2021 as permitted by the CARES Act (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

Recent Developments

On June 18, 2021, the Company issued the June 2021 Notice of Redemption to redeem the remaining shares of its 13.00% Series A Preferred Stock on July 20, 2021 at an aggregate total redemption price of $88.4 million. The total price consists of $87.8 million related to the face value of $1,000 per share of Series A Preferred Stock and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends to be earned for the period from July 1, 2021 through July 19,2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, will be recorded on the redemption date of July 20, 2021.

On April 16, 2021, we redeemed 60,000 shares of our 13.00% Series A Preferred Stock at an aggregate total redemption price of $62.3 million. The total price consists of $60.0 million related to the face value of $1,000 per share of Series A Preferred Stock and $2.3 million or $39.05 per share of Series A Preferred Stock related to the dividends to be earned for the period from April 1, 2021 through July 18, 2021. The redeemed shares of Series A Preferred Stock, along with the dividends to be earned, were recorded when the redemption offer became mandatorily redeemable on April 16, 2021.

Additionally, reference is made to Note 5 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments related to our Series A Preferred Stock, Common Stock and Convertible Notes.

On March 11, 2021, we completed the March 2021 Offering of 7.8 million shares of our Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. We also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.6 million. We used the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock. Reference is made to Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for information about the March 2021 Offering.

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

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of June 30, 2021 and 2020, we had over 2,640 and 2,150 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of June 30, 2021 and 2020, we had over 1,380 and 1,200 unique clients, respectively.

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

    Our annualized recurring revenue was $362 million and $311 million as of June 30, 2021 and 2020, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 94% and 92% for the 12 months ended June 30, 2021 and 2020, respectively.

Gross profit percentage

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit percentage is the ratio of gross profit divided by revenue. Our gross profit percentage was approximately 62.2% and 61.2% for the three months ended June 30, 2021 and 2020, respectively. We believe the gross profit percentage provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

    Our consolidated statements of operations for the three months ended June 30, 2021 and 2020, are presented below (in thousands):

	Three Months Ended June 30,		Variance
	2021	2020	Amount	Percent
Revenue	$91,614	$78,402	$13,212	16.9%
Cost of revenue:
Employee compensation and benefits	24,689	20,475	4,214	20.6%
Engineering consulting costs	4,280	5,005	(725)	(14.5)%
Administrative allocations (1)	3,718	3,501	217	6.2%
All other costs	1,908	1,456	452	31.0%
Total cost of revenue	34,595	30,437	4,158	13.7%
Gross profit	57,019	47,965	9,054	18.9%
Gross margin	62.2%	61.2%
Operating expenses:
Sales and marketing	33,157	26,836	6,321	23.6%
General and administrative	16,494	13,133	3,361	25.6%
Litigation costs and related recoveries, net	2,786	2,863	(77)	(2.7)%
Total operating expenses	52,437	42,832	9,605	22.4%
Operating income	4,582	5,133	(551)	(10.7)%
Non-operating income and (expenses):
Interest expense	(38)	(12)	(26)	216.7%
Gain (loss) on change in fair value of redeemable warrants	3,698	(546)	4,244	(777.3)%
Other income (expenses), net	(496)	(567)	71	(12.5)%
Income before income taxes	7,746	4,008	3,738	93.3%
Income tax expense	(939)	(1,084)	145	(13.4)%
Net income	$6,807	$2,924	$3,883	132.8%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our unaudited condensed consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $78.4 million for the three months ended June 30, 2020 to $91.6 million for the three months ended June 30, 2021, an increase of $13.2 million or 17%. The increase was driven by a 16% increase in the average number of unique clients from 1,185 for the three months ended June 30, 2020 to 1,369 for the three months ended June 30, 2021. On a geographic basis, United States revenue grew from $47.4 million for the three months ended June 30, 2020 to $49.6 million for the three months ended June 30, 2021, an increase of $2.2 million or 5%. Our international revenue grew from $31.0 million for the three months ended June 30, 2020 to $42.1 million for the three months ended June 30, 2021, an increase of $11.0 million or 36%. Our international revenue growth was led primarily by strong results from our Asia-Pacific region.

    Cost of revenue. Cost of revenue increased from $30.4 million for the three months ended June 30, 2020 to $34.6 million for the three months ended June 30, 2021, an increase of $4.2 million or 14%. The key drivers related to the cost of revenue increase were a $4.2 million increase in compensation costs and a $0.7 million increase in administrative allocations and all other costs, which was offset by a decrease of $0.7 million in engineering consulting costs. The compensation cost increase was attributable to an increase of 16% in the average number of employees required to support the revenue growth.

As discussed in Note 8 to our consolidated financial statements included in Part 1, Item 1 of this Report, following post-trial motions, the District Court entered a permanent injunction prohibiting us from using certain processes, including processes adjudicated as infringing at trial, that we ceased using no later than July 2014, which we subsequently appealed to the Court of Appeals. In August 2019, the Court of Appeals affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. A copy of the injunction is publicly available in the case docket. As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices (Process 2.0) that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing. On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction. On March 31, 2021, the District Court issued an order resolving many outstanding disputes between the parties relating to the injunction and found that we violated the injunction in four certain narrow instances. In April 2021, the Company filed a motion for reconsideration for two of the four injunction violations identified by the District Court (since they occurred before the injunction became effective). The District Court granted the Company’s motion for reconsideration on June 10, 2021, striking from its March 31, 2021 order its holding regarding those two violations. During an evidentiary hearing scheduled for September 2021, the parties will (i) present evidence and argue whether we violated the injunction for certain accused conduct for which the District Court requested additional information; and (ii) argue whether we should be held in contempt in the now two instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate.

    Gross profit. Gross profit increased from $48.0 million for the three months ended June 30, 2020 compared to $57.0 million for the three months ended June 30, 2021, an increase of $9.1 million or 19%. Gross margin for the three months ended June 30, 2020 was 61.2% compared to 62.2% for three months ended June 30, 2021. For the three months ended June 30, 2021, total cost of revenue increased by 14% compared to an increase in revenue of 17% for the three months ended June 30, 2021. As a result, our gross profit margin improved slightly by 1% period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses increased from 34% for the three months ended June 30, 2020 to 36% for the three months ended June 30, 2021. In dollar terms, sales and marketing expenses increased from $26.8 million for the three months ended June 30, 2020 to $33.2 million for the three months ended June 30, 2021, an increase of $6.3 million or 24%. This increase was primarily due to (i) an increase in employee compensation and benefits of $4.7 million, (ii) an increase in marketing promotional expenses and trade show expenses of $0.8 million, (iii) an increase in recruitment costs of $0.6 million, and (iv) an increase in administrative allocations and other costs of $0.2 million. We continue to accelerate our future revenue growth by investing in more resources.

    The $4.7 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended June 30, 2021, was primarily due to an increase in salaries, wages and benefit costs of $4.0 million due to a 19% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $0.7 million.

    General and administrative expenses. General and administrative expenses increased from $13.1 million for the three months ended June 30, 2020 to $16.5 million for the three months ended June 30, 2021, an increase of $3.4 million or 26%. This increase was comprised of several items, which included (i) increased costs in salaries, wages and benefits of $2.8 million as the average number of employees increased by 30 or 11%, (ii) an increase in sales taxes and other taxes of $0.6 million, (iii) an increase of our computer software and license costs of $0.3 million, and (iv) an increase in professional services of $0.3 million for the three months ended June 30, 2021. These unfavorable variances were offset, in part, by favorable variances including (i) a decrease in contract labor of $0.4 million, (ii) a decrease in administrative allocations of $0.4 million and (iii) a decrease in all other costs of $0.3 million.

Looking forward on a quarter-over-quarter basis, we are monitoring the demand for our services in light of the COVID-19 pandemic related environment and will adjust our spend accordingly. However, we expect to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with no longer being classified as an “emerging growth company” for purposes of SEC reporting. Public company costs that are expected to increase in the future include costs relating to continuing compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act, additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, not taking into account temporary reductions in certain expenses resulting from the COVID-19 pandemic, we expect our general and administrative expenses related to public company costs will continue to increase in future periods.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended June 30, 2021 and 2020, consist of the following (in thousands):

	2021	2020	Change
Professional fees and other costs of litigation	$2,786	$2,722	$64
Insurance costs and recoveries, net	—	141	(141)
Litigation costs and related recoveries, net	$2,786	$2,863	$(77)

    Professional fees and other costs associated with litigation increased from $2.7 million for the three months ended June 30, 2020 to $2.8 million for the three months ended June 30, 2021, an increase of $0.1 million. This slight increase was primarily due to timing of the costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the three months ended June 30, 2021.

    Insurance costs and related recoveries, net changed from an expense of $0.1 million for the three months ended June 30, 2020 to no costs for the three months ended June 30, 2021. We recognized costs of $0.1 million in the prior year period to revise our estimated liability owed to an insurance company related to a pro rata sharing agreement for any recoveries associated with the Court of Appeals and U.S. Supreme Court awards. The liability was paid in September 2020. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

    Interest expense. Interest expense increased from $12 thousand for the three months ended June 30, 2020 to $38 thousand for the three months ended June 30, 2021, an increase of $26 thousand. Interest expense increased due to entering into a finance lease during the fourth quarter of 2020.

Gain (loss) on change in fair value of redeemable warrants. Gain (loss) on change in fair value of redeemable warrants amounted to a gain of $3.7 million for the three months ended June 30, 2021 as the fair value per warrant changed from $1.12 per warrant as of March 31, 2021 to $0.51 per warrant as of June 30, 2021. Gain (loss) on change in fair value of redeemable warrants amounted to a loss of $0.5 million for the three months ended June 30, 2020 as the fair value per warrant changed from $0.12 per warrant as of March 31, 2020 to $0.21 per warrant as of June 30, 2020.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended June 30, 2021, net other expense of approximately $0.5 million was comprised primarily of foreign exchange losses of approximately $0.4 million. For the three months ended June 30, 2020, net other expense of $0.6 million was also comprised primarily of foreign exchange losses of approximately $0.5 million.

    Income tax expense. We had income tax expense of $1.1 million for the three months ended June 30, 2020 compared to $0.9 million for the three months ended June 30, 2021. For both periods, our income taxes were primarily attributable to income taxes on our foreign operations and foreign withholding taxes.

Comparison of Six Months Ended June 30, 2021 and 2020

Our consolidated statements of operations for the six months ended June 30, 2021 and 2020, are presented below (in thousands):

	Six Months Ended June 30,		Variance
	2021	2020	Amount	Percent
Revenue	$179,509	$156,434	$23,075	14.8%
Cost of revenue:
Employee compensation and benefits	48,349	40,845	7,504	18.4%
Engineering consulting costs	9,015	9,871	(856)	(8.7)%
Administrative allocations (1)	7,308	7,093	215	3.0%
All other costs	3,759	2,827	932	33.0%
Total cost of revenue	68,431	60,636	7,795	12.9%
Gross profit	111,078	95,798	15,280	16.0%
Gross margin	61.9%	61.2%
Operating expenses:
Sales and marketing	63,540	55,248	8,292	15.0%
General and administrative	33,097	25,134	7,963	31.7%
Impairment charge related to operating right of use assets	393	—	393	100.0%
Litigation costs and related recoveries, net	7,549	6,536	1,013	15.5%
Total operating expenses	104,579	86,918	17,661	20.3%
Operating income	6,499	8,880	(2,381)	(26.8)%
Non-operating income and (expenses):
Interest expense	(85)	(25)	(60)	240.0%
Loss on change in fair value of redeemable warrants	(970)	(546)	(424)	77.7%
Other income (expenses), net	276	(785)	1,061	(135.2)%
Income before income taxes	5,720	7,524	(1,804)	(24.0)%
Income tax expense	(2,489)	(2,055)	(434)	21.1%
Net income	$3,231	$5,469	$(2,238)	(40.9)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our unaudited condensed consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Revenue. Revenue increased from $156.4 million for the six months ended June 30, 2020 to $179.5 million for the six months ended June 30, 2021, an increase of $23.1 million or 15%. The increase was driven by a 15% increase in the average number of unique clients from 1,177 for the six months ended June 30, 2020 to 1,351 for the six months ended June 30, 2021. On a geographic basis, United States revenue grew slightly from $94.8 million for the six months ended June 30, 2020 to $97.1 million for the six months ended June 30, 2021, an increase of $2.3 million or 2%. Our international revenue grew from $61.6 million for the six months ended June 30, 2020 to $82.4 million for the six months ended June 30, 2021, an increase of $20.8 million or 34%. Our international revenue growth was led primarily by strong results from our Asia-Pacific region.

    Cost of revenue. Cost of revenue increased from $60.6 million for the six months ended June 30, 2020 to $68.4 million for the six months ended June 30, 2021, an increase of $7.8 million or 13%. The key drivers related to the cost of revenue increase were a $7.5 million increase in compensation costs and a $0.9 million increase in all other costs, which were offset by a decrease of $0.9 million in engineering consulting costs. The compensation cost increase was attributable to an increase of 16% in the average number of employees required to support the revenue growth.

Gross profit. Gross profit increased from $95.8 million for the six months ended June 30, 2020 compared to $111.1 million for the six months ended June 30, 2021, an increase of $15.3 million or 16%. Gross margin for the six months ended June 30, 2020 was 61.2% compared to 61.9% for the six months ended June 30, 2021. For the six months ended June 30, 2021, total cost of revenue increased by 13%, compared to an increase in revenue of 15% for the six months ended June 30, 2021. As a result, our gross profit margin improved slightly by 0.7% period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were flat at 35% for both the six months ended June 30, 2020 and 2021. In dollar terms, sales and marketing expenses increased from $55.2 million for the six months ended June 30, 2020 to $63.5 million for the six months ended June 30, 2021, an increase of $8.3 million or 15%. This increase was primarily due to (i) an increase in employee compensation and benefits of $8.5 million, (ii) an increase in marketing promotional expenses and trade show expenses of $1.5 million, (iii) an increase in recruitment costs of $0.8 million and (iv) an increase in contract labor of $0.2 million. These increases were offset, in part, by (i) a decrease in travel expenses of $2.6 million, and (ii) a decrease in administrative allocations of $0.1 million. We continue to accelerate our future revenue growth by investing in more resources.

    The $8.5 million increase in sales and marketing expense attributable to employee compensation and benefits for the six months ended June 30, 2021 was primarily due to an increase in salaries, wages and benefit costs of $6.4 million due to a 14% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $2.2 million.

    General and administrative expenses. General and administrative expenses increased from $25.1 million for the six months ended June 30, 2020 to $33.1 million for the six months ended June 30, 2021, an increase of $8.0 million or 32%. This increase was comprised of several items, which included (i) increased costs in salaries, wages and benefits of $6.7 million as the average number of employees increased by 11%, (ii) an increase in all other costs of $0.8 million, (iii) an increase in sales taxes and other taxes of $0.8 million, (iv) an increase of our computer software and license costs of $0.4 million and (v) an increase in professional services of $0.5 million for the six months ended June 30, 2021. These unfavorable variances were offset, in part, by favorable variances including (i) a decrease in contract labor of $1.0 million, (ii) a decrease in travel expenses of $0.1 million, (iii) a decrease in recruitment costs of $0.1 million and (iv) a decrease in rent and facility costs of $0.3 million.

Impairment charge related to operating right of use assets. We recognized an impairment charge of $0.4 million for the six months ended June 30, 2021 related to one of our offices as we ceased use of a portion of the office space during the period due to the increased use of remote work which has occurred during the COVID-19 pandemic.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the six months ended June 30, 2021 and 2020, consist of the following (in thousands):

	2021	2020	Change
Professional fees and other costs of litigation	$7,549	$5,474	$2,075
Insurance costs and recoveries, net	—	1,062	(1,062)
Litigation costs and related recoveries, net	$7,549	$6,536	$1,013

    Professional fees and other costs associated with litigation increased from $5.5 million for the six months ended June 30, 2020 to $7.5 million for the six months ended June 30, 2021, an increase of $2.1 million. This increase was primarily due to increased costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the six months ended June 30, 2021.

    Insurance costs and related recoveries, net changed from an expense of $1.1 million for the six months ended June 30, 2020 to no costs for the six months ended June 30, 2021. We recognized costs of $1.1 million in the prior year period to revise our estimated liability owed to an insurance company related to a pro rata sharing agreement for any recoveries associated with the Court of Appeals and U.S. Supreme Court awards. The liability was paid in September 2020. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

    Interest expense. Interest expense increased from $25 thousand for the six months ended June 30, 2020 to $85 thousand for the six months ended June 30, 2021, an increase of $60 thousand. Interest expense increased due to entering into a finance lease during the fourth quarter of 2020.

Loss on change in fair value of redeemable warrants. Loss on change in fair value of redeemable warrants amounted to a loss of $0.5 million for the six months ended June 30, 2020 compared to a loss of $1.0 million for the six months ended June 30, 2021. The fair value per warrant changed from $0.35 per warrant as of December 31, 2020 to $0.51 per warrant as of June 30, 2021. The fair value per warrant changed from $0.12 per warrant as of December 31, 2019 to $0.21 per warrant as of June 30, 2020.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the six months ended June 30, 2021, net other income of approximately $0.3 million was comprised primarily of foreign exchange gains of approximately $0.4 million. For the six months ended June 30, 2020, net other expense of $0.8 million was also comprised primarily of foreign exchange losses of approximately $0.7 million.

    Income tax expense. We had an income tax expense of $2.1 million for the six months ended June 30, 2020 compared to $2.5 million for the six months ended June 30, 2021. For both periods, our income taxes were primarily attributable to income tax on our foreign operations and foreign withholding taxes.

Liquidity and Capital Resources

Overview

    As of June 30, 2021, we had a working capital deficit of $66.1 million and an accumulated deficit of $297.8 million. For the three months ended June 30, 2021, we had net income of $6.8 million. As of June 30, 2021, we had available cash, cash equivalents and restricted cash of $110.7 million.

On June 18, 2021, the Company issued the June 2021 Notice of Redemption to redeem the remaining shares of its 13.00% Series A Preferred Stock on July 20, 2021 at an aggregate total redemption price of $88.4 million. The total price consists of $87.8 million related to the face value of $1,000 per share of Series A Preferred Stock and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends to be earned for the period from July 1, 2021 through July 19,2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, will be recorded on the redemption date of July 20, 2021.

The Company funded the redemption with the Credit Facility. The Credit Facility will bear interest at LIBOR plus a margin ranging from 1.75% to 2.50% and contains certain financial covenants, including a minimum fixed charge coverage ratio, a total leverage ratio, and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

On March 11, 2021, we completed the March 2021 Offering of 7.8 million shares of our Common Stock at a price of $7.75 per share for total gross proceeds of $56.9 million. Net proceeds from the March 2021 Offering were $55.6 million after underwriter and offering expenses. We used the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock.

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $229.8 million that is included in current liabilities as of June 30, 2021. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 38% of the related deferred revenue based on our gross profit percentage of 62% for the three months ended June 30, 2021.

    For the next year, assuming that the Company’s operations are not significantly impacted by the COVID-19 pandemic, we believe that cash, cash equivalents and restricted cash of $110.7 million as of June 30, 2021, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

    For the six months ended June 30, 2021, we generated cash flows from our operating activities of approximately $47.2 million, which was derived from our cash earnings of approximately $13.7 million and by favorable changes in operating assets and liabilities of approximately $33.4 million. We believe that our operating cash flows for the year ending December 31, 2021 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Credit Facility and Private Placements

    Please refer to Note 5 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for information regarding the June 2021 Notice of Redemption, March 2021 Notice of Redemption, January 2021 Stock Repurchase Agreement, October 2020 Stock Repurchase Agreement, the June 2019 Private Placement, the March 2019 Private Placement, and the Initial Private Placement.

    The holders of Series A Preferred Stock were entitled to, from the respective issuance date, a cash dividend of 10.0% per annum and a payment-in-kind dividend of 3.0% per annum for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock were payable in cash at a rate of 13.0% per annum.
On July 20, 2021, we closed on the Credit Facility and used approximately $88.4 million in borrowings to redeem the remaining shares of the Series A Preferred Stock. The remainder of the funds were utilized for the related transaction costs and other general corporate purposes.
The Credit Facility will bear interest at LIBOR plus a margin ranging from 1.75% to 2.50%. In addition, the Credit Facility contains certain financial covenants, such as a minimum fixed charge coverage ratio, a total leverage ratio and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five-year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term.

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

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	2021	2020
Net cash provided by (used in):
Operating activities	$47,162	$44,244
Investing activities	(832)	(725)
Financing activities	(20,226)	(7,348)

The effect of foreign currency translation was unfavorable for $1.6 million for the six months ended June 30, 2020 compared to an unfavorable change of $3.3 million for the six months ended June 30, 2021.

Cash Flows Provided by Operating Activities

    A key component of our business model requires that clients typically prepay us annually for the services which we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities for the six months ended June 30, 2021 and 2020, are as follows (in thousands):

	2021	2020
Net income	$3,231	$5,469
Non-cash expenses, net	10,513	7,756
Changes in operating assets and liabilities, net	33,418	31,019
Net cash provided by operating activities	$47,162	$44,244

    For the six months ended June 30, 2021, cash flows provided by operating activities amounted to approximately $47.2 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2021, included net income of $3.2 million, as adjusted for non-cash and non-operating expenses totaling $10.5 million and favorable changes in operating assets and liabilities of $33.4 million, resulting in net cash provided by operating activities of $47.2 million.

For the six months ended June 30, 2021, the non-cash expenses, net consisted primarily of a loss on change in fair value of redeemable warrants of $1.0 million, stock-based compensation expense of $4.7 million, amortization and accretion related to operating lease ROU assets of $3.1 million, depreciation and amortization expense of $1.2 million, and an impairment charge related to operating ROU assets of $0.4 million. For the six months ended June 30, 2021, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $32.0 million, deferred revenue of $9.8 million and accounts payable of $1.2 million. These favorable cash sources were offset by unfavorable changes to accrued liabilities of $5.5 million, prepaid expenses, deposits and other of $2.4 million and accounts deferred contract costs of $1.6 million.

For the six months ended June 30, 2020, cash flows provided by operating activities amounted to approximately $44.2 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2020, included our net income of $5.5 million, as adjusted for non-cash and non-operating expenses totaling $7.8 million and favorable changes in operating assets and liabilities of $31.0 million, resulting in net cash provided by operating activities of $44.2 million.

For the six months ended June 30, 2020, the non-cash expenses, net consisted primarily of loss on change in fair value of redeemable warrants of $0.5 million, stock-based compensation expense of $3.2 million, amortization and accretion related to operating lease ROU assets of $3.0 million and depreciation and amortization expense of $0.9 million. For the six months ended June 30, 2020, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $46.5 million, accounts payable of $2.4 million and prepaid expenses and other assets of $3.8 million. These favorable cash sources were offset by unfavorable changes to deferred revenue of $14.7 million, accrued liabilities of $5.6 million and deferred contract costs of $1.3 million.

Cash Flows Used in Investing Activities

    Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $0.8 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

    For the six months ended June 30, 2021, capital expenditures of $0.8 million consisted of $0.6 million primarily for new computer equipment in our U.S. facilities and $0.2 million for computer equipment at our foreign locations, primarily in India.

For the six months ended June 30, 2020, capital expenditures of approximately $0.7 million consisted primarily of $0.3 million for leasehold improvements, furniture and fixtures, and new computer equipment related to our U.S. facilities and $0.4 million for computer equipment at our foreign locations, primarily in India.

Cash Flows from Financing Activities

    For the six months ended June 30, 2021, cash utilized in financing activities of $20.2 million was attributable to payments to repurchase shares of Series A Preferred Stock of $60.0 million in April 2021 and $9.0 million in January 2021, recurring dividend payments $7.5 million and a make-whole dividend payment of $2.3 million, payments for professional fees associated with our March 2021 Offering of $1.2 million and capital lease payments of $0.2 million. These cash uses were offset by proceeds of $57.0 million generated from the March 2021 Offering and proceeds of $3.1 million received from stock option exercises.

For the six months ended June 30, 2020, cash utilized in financing activities of $7.3 million was attributable to dividend payments of $7.8 million and capital lease payments of $0.1 million, which were offset, in part, by proceeds of $0.6 million received from stock option exercises.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of June 30, 2021, we had cash and cash equivalents of $33.3 million in our foreign subsidiaries.

Critical Accounting Policies and Significant Judgments and Estimates

    Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

    For the three months ended June 30, 2021, see Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for changes to the critical accounting policies.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended June 30, 2021 and 2020, we generated approximately 46% and 40% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the three months ended June 30, 2021 and 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which will bear interest at LIBOR plus a margin. ranging from 1.75% to 2.50%. Accordingly, we are exposed to market risk due to variable interest rates based on LIBOR. As of July 20, 2021, we had $90.0 million outstanding debt under the Credit Facility. As of this date, a reasonably possible hypothetical adverse change of 100 basis points in would have resulted in an increase of approximately $0.1 million in annual interest expense. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and

Note 5 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.

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

    In connection with the preparation of this Report, as of June 30, 2021, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Previously Identified Material Weaknesses in our Internal Control over Financial Reporting
In connection with the preparation of our Quarterly Report on Form 10-Q as of March 31, 2021, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective, and as a result of the material weakness in our internal control over financial reporting relating to improperly applying the accounting guidance for our GP Sponsor Private Placement Warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (ASC) 815-40, Contracts in Entity’s Own Equity. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2021 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

    During the three months ended June 30, 2021, we have implemented internal controls to ensure that we have adequately evaluated the accounting guidance for our GP Sponsor Private Placement Warrants recognizing them as a warrant liability, under the guidance of Accounting Standards Codification (ASC) 815-40, Contracts in Entity’s Own Equity. We improved our processes to ensure that we have properly identified and evaluated the appropriate accounting technical pronouncements. These processes included enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions.

There were no other changes in our internal control over financial reporting during the latest fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the item noted above.

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
•Our ongoing litigation with Oracle presents challenges for growing our business.
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

Risks Related to Capitalization Matters and Corporate Governance

Risks Related to our Indebtedness and Securities
•Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.
•The terms of our Credit Facility impose operating and financial restrictions on us.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
•The price of our Common Stock, warrants and units may be volatile.
•Certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
•Future resales of our Common Stock held by significant stockholders may cause the market price of our Common Stock to drop significantly.
•Any issuance of Common Stock upon the exercise of warrants will cause dilution to existing stockholders and may depress the market price of our Common Stock.

•We do not currently intend to pay dividends on our Common Stock.

Risks Related to our Corporate Governance
•The DGCL and our organizational documents contain provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
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

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al v. Rimini Street, Inc. et al (United States District Court for the District of Nevada) (“District Court”), against us and our Chief Executive Officer, Seth Ravin, alleging that certain of our processes (Process 1.0) violated Oracle’s license agreements with its customers and that we committed acts of copyright infringement and violated other federal and state laws (“Rimini I”). The litigation involved our business processes and the manner in which we provided our services to our clients.

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

Following post-trial motions, the District Court entered a permanent injunction prohibiting us from using certain processes. In August 2019, the Court of Appeals affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. The injunction prohibits us from using support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights, which we ceased using no later than July 31, 2014.

On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction, which we opposed. On March 31, 2021, the District Court issued an order resolving many outstanding disputes between the parties relating to the injunction and found that we violated the injunction in four certain narrow instances. During an evidentiary hearing scheduled for September 2021, the parties will present evidence and argue whether we (i) violated the injunction for certain accused conduct for which the District Court requested additional information; and (ii) should be held in contempt in the four instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate. In April 2021, we filed a motion for reconsideration for two of the four violations identified by the District Court (since they occurred before the injunction became effective). The District Court granted our motion for reconsideration on June 10, 2021, striking from its March 31, 2021 order its holding regarding those two violations. The Company and Oracle have filed responses to the District Court’s orders on the contempt proceedings.

At this time, we do not have sufficient information regarding possible damages for the contempt asserted by Oracle. As a result, an estimate of the range of loss cannot be reasonably determined. We believe that we have complied with the injunction, that Oracle will not be able to meet the burden to establish contempt of the injunction for the now two certain narrow instances for which the District Court found violations, that Oracle will be unable to establish additional violations of the injunction at the September 2021 hearing and that an award for sanctions is not probable. Accordingly, no accrual has been made as of June 30, 2021. If we are found to be in contempt of the injunction, Oracle may seek equitable, punitive, and compensatory relief, the outcome of which could have a material adverse effect on our business and financial condition.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with express terms of the injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the pendency of the injunction, alone, or the District Court’s March 31, 2021 order relating to the injunction described above, could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot assure you that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.

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

We could be required to pay substantial damages for our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial damages to Oracle or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. If we default in our payment obligations under the Credit Facility and the indebtedness under the Credit Facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full, and we could be forced into bankruptcy or liquidation.

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

See the section titled “Legal Proceedings” in Part II, Item 1 and Note 8 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended June 30, 2021, approximately 64% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 11% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt action result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are unable to accurately predict the ultimate impact of the COVID-19 pandemic due to various uncertainties, including the duration and scope of the outbreak, particularly if virus variants result in additional outbreaks, the effectiveness of the vaccines developed to slow or stop the spread of the virus and actions that may be taken by governmental authorities to contain the virus. We closely monitor the impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods, and the global macroeconomic effects of the pandemic may persist for an indefinite period, even after the pandemic has subsided. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19” in this Report for additional information.

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

We had net income of $6.8 million for the three months ended June 30, 2021 and we had an accumulated deficit of $297.8 million as of June 30, 2021. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, impact of the COVID-19 pandemic, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our revenue grew from $78.4 million for the three months ended June 30, 2020 to $91.6 million for the three months ended June 30, 2021, representing a period over period increase of 17%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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
•servicing the debt under our Credit Facility; and
•general administration, including legal and accounting expenses related to being a public company.

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

Our failure to generate significant capital through our operations or raise additional capital necessary to fund and expand our operations, invest in new services and products, and service our debt could reduce our ability to compete and could harm our business.

We may need to raise additional capital beyond funds raised from our issuance and sale of Series A Preferred Stock, our August 2020 Offering and our March 2021 Offering if we cannot fund our growth and capital optimization efforts sufficiently or service our debt through our operating cash flows. Should this occur, we may not be able to obtain additional debt or additional equity financing on favorable terms, if at all. We are also subject to certain restrictions for future financings as discussed in the risk factor “The terms of our Credit Facility impose operating and financial restrictions on us.” If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of our Common Stock could decline. If we engage in additional debt financings, the holders of the debt securities or lenders would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise or generate additional capital on acceptable terms, we may not be able to, among other things:

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
•the amount and timing of payment for operating expenses, particularly sales and marketing expenses and employee benefit expenses, as well as the debt service obligations under our Credit Facility;
•the amount and timing of non-cash expenses, including stock-based compensation and other non-cash charges;
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

Due to the collection of cash from our clients before services are provided, our revenue is recognized over future periods when there are no corresponding cash receipts from such clients. Accordingly, our future liquidity depends upon the ability to continue to attract new clients and to enter into renewal arrangements with existing clients. If we experience a decline in orders from new clients or renewals from existing clients, our revenue may continue to increase while our liquidity and cash levels decline. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of declines in orders from new clients or renewals from existing clients may not be fully reflected in our results of operations and cash flows until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, as it may not be an indicator of the future sufficiency of our cash and cash equivalents to meet our liquidity requirements. You should not rely on our past results as an indication of our future performance or liquidity.

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,340 as of June 30, 2020 to over 1,550 as of June 30, 2021. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $31.0 million for the three months ended June 30, 2020 to $42.1 million for the three months ended June 30, 2021, an increase of $11.0 million or 36%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

We are a currently a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from reporting and disclosure requirements available to smaller reporting companies that are also accelerated filers within the meaning of the Securities Act, this could make our common stock less attractive to investors.

While we are an accelerated filer, we are also a smaller reporting company (“SRC”), which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other accelerated filers that are not SRCs, including reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements. We expect to continue to have such reporting status until the end of 2021.

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

In addition, in connection with the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015, our management determined that we had material weaknesses in our internal control over financial reporting related to the following:

•inadequate controls in relation to recognition of liabilities for embedded derivatives in connection with our former credit facility, which was repaid in 2018 (2016);
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

As described below and in Part I, Item 4 of this Report, we remediated the material weakness in relation to the accounting for our GP Sponsor Private Placement Warrants. We previously remediated the remaining material weaknesses described above during the years ended December 31, 2017 and 2016; however, we cannot provide assurance that material weaknesses in our internal control over financial reporting will not be identified in the future.

With respect to controls over revenue accounting procedures, we intend to continue to work on automating our processes, especially around the new FASB revenue accounting standard, as well as to continue to enhance our review processes around new and renewal contracts. In addition, we are required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. For further information regarding our controls and procedures, see Part I, Item 4 of this Report.

Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our products and services and negatively impact our results of operations.

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that economic challenges and possible recession will be exacerbated for an extended period in the wake of the COVID-19 pandemic. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, recent events, including Brexit, change in U.S. trade policies and responsive changes in policy by foreign jurisdictions, governmental and multinational organizations’ responses to the COVID-19 pandemic and similar geopolitical developments and uncertainty in the European Union and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

Risks Related to Capitalization Matters and Corporate Governance

Risks Related to our Indebtedness and Securities

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On July 20, 2021, upon the receipt of funds under our Credit Facility to redeem in full all remaining shares of our Series A Preferred Stock, our outstanding indebtedness totaled $90 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following:

•our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•we are required to use a significant portion of our cash flows from operations to pay principal and interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;
•our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;
•our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and
•our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect to depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our Credit Facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control, including the impacts of the COVID-19 pandemic. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in net sales and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not generate adequate resources, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing Credit Facility, may restrict us from adopting some or any of these alternatives. Our inability to incur additional debt in the future could also delay or prevent a change in control of our Company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could make us more vulnerable to economic downturns and adverse developments in our business. Our current indebtedness and any inability to pay our debt obligations as they come due or an inability to incur additional debt could adversely affect our business and results of operations.

The terms of our Credit Facility impose operating and financial restrictions on us.

Our Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in the agreement underlying the Credit Facility. Our Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

As a result of market interest rate fluctuations, interest rates under our Credit Facility or other variable rate indebtedness we may incur in the future could be higher or lower than current levels. If interest rates increase, our debt service obligations under our Credit Facility would increase even though the amounts borrowed remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, a transition away from LIBOR as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Credit Facility. In July 2017, the Financial Conduct Authority of the U.K. announced that it plans to phase out LIBOR by the end of calendar year 2021. On March 5, 2021, however, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of all settings of non-U.S. dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established. Our borrowing arrangements provide for alternative base rates, but such alternative base rates may or may not be related to LIBOR, and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

The price of our Common Stock, warrants and units may be volatile.

The price of our Common Stock, warrants and units may fluctuate due to a variety of factors, including:

•developments in our continuing litigation with Oracle;
•our ability to effectively service our outstanding debt obligations under our Credit Facility;
•any future equity or additional debt financing or other capitalization optimization transactions by us;
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

Based on the number of shares of Common Stock outstanding as of July 20, 2021, the date that we redeemed all remaining shares of our Series A Preferred Stock, three of our stockholders have aggregate voting power of 50.5% of our outstanding capital stock. As of July 20, 2021, (i) approximately 27.5% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships, (ii) approximately 15.1% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer and (iii) approximately 8.0% of our outstanding voting capital stock is beneficially owned by GPIC Ltd. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 44.3% as of July 20, 2021.

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

Future resales of our Common Stock held by our significant stockholders may cause the market price of our Common Stock to drop significantly.

We have registered for resale the shares of Common Stock of certain of our stockholders with significant stockholdings. Any sale of large amounts of our Common Stock on the open market or in privately negotiated transactions could have the effect of increasing the volatility in the price of our Common Stock or putting significant downward pressure on the price of our Common Stock.

Any issuance of Common Stock upon the exercise of warrants will cause dilution to existing stockholders and may depress the market price of our Common Stock.

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

We have not paid any cash dividends on our Common Stock to date. The payment of any cash dividends on our Common Stock will depend upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our Board of Directors, and our ability to do so is limited under the terms of our Credit Facility. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our Board of Directors will declare any dividends on our Common Stock in the foreseeable future. Our ability to declare dividends on our Common Stock may also be limited by the terms of future financing and other agreements entered into by us or our subsidiaries from time to time. Therefore, stockholders are not likely to receive any dividends on Common Stock for the foreseeable future and the success of an investment in shares of our Common Stock will depend upon any future appreciation in its value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We may seek to engage in capital optimization transactions in the future in respect of our outstanding warrants or units, the result of which may also trigger some dilution and not achieve an improved capital structure.

Risks Relating to our Corporate Governance

The DGCL and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws, and Delaware General Corporation Law (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•the ability of our Board of Directors to issue shares of preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer, pursuant to which we have previously issued Series A Preferred Stock entitled to receive a liquidation preference and certain amounts in connection with a change of control of the Company and other similar extraordinary transactions;
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

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. This choice of forum provision does not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act.

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

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

    None.

ITEM 6. Exhibits.

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
3.3*	Certificate of Designations of 13.00% Series A Redeemable Convertible Preferred Stock	8-K	001-37397	3.1	July 19, 2018
10.1*	Credit Agreement dated as of July 2, 2021, by and among Rimini Street, Inc., as borrower, the lenders party thereto and Capital One, National Association, as a lender and as agent for all lenders	8-K	001-37397	10.1	July 8, 2021
10.2*	Guaranty and Security Agreement dated as of July 2, 2021, by and among Rimini Street, Inc., the other grantors named therein, and Capital One, National Association, as agent	8-K	001-37397	10.2	July 8, 2021
10.3*	Amendment No. 1 dated as of July 20, 2021 to that certain Credit Agreement dated as of July 2, 2021 by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	July 21, 2021
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2†	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1†	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2†	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: August 4, 2021	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)