Form 10-Q
period 2021-09-30
Rimini Street, Inc.
filed 2021-11-03
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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
(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐ No ☑
The registrant had approximately 86,790,000 shares of its $0.0001 par value common stock outstanding as of November 1, 2021.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$103,015	$87,575
Restricted cash	425	334
Accounts receivable, net of allowance of $566 and $723, respectively	76,258	117,937
Deferred contract costs, current	15,008	13,918
Prepaid expenses and other	17,041	13,456
Total current assets	211,747	233,220
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $12,664 and $10,985, respectively	4,547	4,820
Operating lease right-of-use assets	15,023	17,521
Deferred contract costs, noncurrent	21,716	21,027
Deposits and other	1,940	1,476
Deferred income taxes, net	1,756	1,871
Total assets	$256,729	$279,935
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,670	$—
Accounts payable	9,051	3,241
Accrued compensation, benefits and commissions	38,115	38,026
Other accrued liabilities	17,118	21,154
Operating lease liabilities, current	4,226	3,940
Deferred revenue, current	203,806	228,967
Total current liabilities	275,986	295,328
Long-term liabilities:
Long-term debt, net of current maturities	80,556	—
Deferred revenue, noncurrent	39,876	27,966
Operating lease liabilities, noncurrent	13,574	15,993
Accrued PIK dividends payable	—	1,193
Liability for redeemable warrants	5,145	2,122
Other long-term liabilities	1,756	2,539
Total liabilities	416,893	345,141
Commitments and contingencies (Note 9)
Redeemable Series A Preferred Stock:
Authorized 180 shares; issued and outstanding — shares and 155 shares, respectively. Liquidation preference of $0, net of discount of $0 and $154,911, net of discount of $17,057, respectively.	—	137,854
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 86,658 and 76,406 shares, respectively	9	8
Additional paid-in capital	139,505	98,258
Accumulated other comprehensive loss	(2,716)	(318)
Accumulated deficit	(295,846)	(301,008)
Treasury stock, at cost	(1,116)	—
Total stockholders' deficit	(160,164)	(203,060)
Total liabilities, redeemable preferred stock and stockholders' deficit	$256,729	$279,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$95,642	$82,518	$275,151	$238,952
Cost of revenue	33,376	31,991	101,807	92,627
Gross profit	62,266	50,527	173,344	146,325
Operating expenses:
Sales and marketing	32,527	29,195	96,067	84,443
General and administrative	15,631	13,025	48,728	38,159
Impairment charge related to operating right of use assets	—	—	393	—
Litigation costs and related recoveries:
Professional fees and other costs of litigation	6,581	3,773	14,130	9,247
Insurance costs and recoveries, net	—	—	—	1,062
Litigation costs and related recoveries, net	6,581	3,773	14,130	10,309
Total operating expenses	54,739	45,993	159,318	132,911
Operating income	7,527	4,534	14,026	13,414
Non-operating income and (expenses):
Interest expense	(653)	(10)	(738)	(35)
Gain (loss) on change in fair value of redeemable warrants	(2,053)	303	(3,023)	(243)
Other income (expenses), net	(1,161)	54	(885)	(731)
Income before income taxes	3,660	4,881	9,380	12,405
Income tax expense	(1,729)	(1,272)	(4,218)	(3,327)
Net income	1,931	3,609	5,162	9,078
Other comprehensive income:
Foreign currency translation gain (loss)	(454)	520	(2,398)	109
Comprehensive income	$1,477	$4,129	$2,764	$9,187

Net loss attributable to common stockholders	$(6,691)	$(3,136)	$(21,382)	$(10,986)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.04)	$(0.26)	$(0.16)
Weighted average number of shares of Common Stock outstanding:
Basic and diluted	86,189	72,377	83,449	69,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock, Shares
Beginning of period	85,704	68,530	76,406	67,503
Exercise of stock options for cash	383	976	1,183	1,540
Restricted stock units vested	708	601	1,456	1,064
Issuance of Common Stock in March 2021 and August 2020 Offerings	—	6,100	7,750	6,100
Treasury shares	(137)	—	(137)	—
End of period	86,658	76,207	86,658	76,207

Total Stockholders' Deficit, beginning of period	$(156,299)	$(227,788)	$(203,060)	$(223,321)
Common Stock, Amount
Beginning of period	9	7	8	7
Exercise of stock options for cash	—	—	—	—
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in March 2021 and August 2020 Offerings, net	—	1	1	1
End of period	9	8	9	8
Additional Paid-in Capital
Beginning of period	143,801	81,170	98,258	90,695
Stock based compensation expense	2,393	2,189	7,104	5,425
Exercise of stock options for cash	1,933	1,081	5,046	1,639
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in March 2021 and August 2020 Offerings, net	—	25,103	55,641	25,103
Share redemption of Series A Preferred Stock in July 2021 and April 2021:
Accretion related to redemption of Series A Preferred Stock	(8,020)	—	(13,693)	—
Make-whole dividends related to redemption of Series A Preferred Stock	(602)	—	(2,945)	—
Return on repurchase of Series A Preferred Stock shares in January 2021	—	—	(38)	—
Accretion of discount on Series A Preferred Stock	—	(1,587)	(2,277)	(4,702)
Accrued dividends on Series A Preferred Stock:
Payable in cash	—	(3,968)	(5,839)	(11,817)
Payable in kind	—	(1,190)	(1,752)	(3,545)
End of period	139,505	102,798	139,505	102,798
Accumulated Other Comprehensive Loss
Beginning of period	(2,262)	(1,840)	(318)	(1,429)
Foreign currency translation gain (loss)	(454)	520	(2,398)	109
End of period	(2,716)	(1,320)	(2,716)	(1,320)
Accumulated Deficit
Beginning of period	(297,777)	(307,125)	(301,008)	(312,594)
Net income	1,931	3,609	5,162	9,078
End of period	(295,846)	(303,516)	(295,846)	(303,516)
Treasury Stock	(1,116)	—	(1,116)	—
Total Stockholders' Deficit, end of period	$(160,164)	$(202,030)	$(160,164)	$(202,030)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,162	$9,078
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on change in fair value of redeemable warrants	3,023	243
Stock-based compensation expense	7,104	5,425
Depreciation and amortization	1,772	1,321
Accretion and amortization of debt discount and issuance costs	196	—
Deferred income taxes	1	(275)
Impairment charge related to operating right of use assets	393	—
Amortization and accretion related to operating right of use assets	4,625	4,628
Other	—	8
Changes in operating assets and liabilities:
Accounts receivable	41,021	42,367
Prepaid expenses, deposits and other	(4,289)	4,656
Deferred contract costs	(1,780)	(4,872)
Accounts payable	5,605	1,712
Accrued compensation, benefits, commissions and other liabilities	(3,940)	(3,632)
Deferred revenue	(11,079)	(28,826)
Net cash provided by operating activities	47,814	31,833
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,455)	(1,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to Common Stock issuances in March 2021 and August 2020 Offerings	56,965	25,657
Payments of professional fees related to Common Stock issuances in March 2021 and August 2020 Offerings	(1,296)	(253)
Proceeds from issuance of Credit Facility	89,313	—
Debt issuance costs paid	(4,013)	—
Principal payments on the Credit Facility	(1,125)	—
Payments to repurchase shares of Series A Preferred Stock	(156,753)	—
Payments of cash dividends on Series A Preferred Stock	(12,679)	(11,750)
Payments for treasury stock	(1,116)	—
Principal payments on capital leases	(330)	(170)
Proceeds from exercise of employee stock options	5,044	1,639
Net cash used in financing activities	(25,990)	15,123
Effect of foreign currency translation changes	(4,838)	(442)
Net change in cash, cash equivalents and restricted cash	15,531	45,355
Cash, cash equivalents and restricted cash at beginning of period	87,909	38,388
Cash, cash equivalents and restricted cash at end of period	$103,440	$83,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$524	$37
Cash paid for income taxes	3,053	2,165
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in March 2021 and August 2020 Public Offerings:
Underwriter discounts and commissions	$2,948	$1,650
Underwriter expenses	1,050	143
Accrued professional fees related to the issuance of Common Stock	27	300
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$—	$3,977
Accrued PIK dividends	—	1,182
Accretion of discount on Series A Preferred Stock	2,277	4,702
Issuance of Series A Preferred Stock for PIK dividends	2,891	3,498

Increase in payables for debt issuance costs	$145	$—
Increase in principal related to the Credit Facility discount	28	—
Purchase of equipment under capital lease obligations	—	1,641
Increase in payables for capital expenditures	—	2

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

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2020 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2021, and operating results for the three months ended September 30, 2021, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2021.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of September 30, 2021, the Company’s current liabilities exceeded its current assets by $64.2 million, and the Company recorded net income of $1.9 million for the three months ended September 30, 2021. As of September 30, 2021, the Company had available cash, cash equivalents and restricted cash of $103.4 million. As of September 30, 2021, the Company’s current liabilities included $203.8 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 35% of the related deferred revenue for the three months ended September 30, 2021.

On July 20, 2021, the Company redeemed the remaining 87,802 shares of its 13.00% Series A Preferred Stock at an aggregate total redemption price of $88.4 million. The total redemption price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends earned for the period from July 1, 2021 through July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

The Company funded the July 20, 2021 redemption with borrowings from a five year term loan of $90 million, which was entered into on July 20, 2021 (the “Credit Facility”). Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company's Credit Facility.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 7, the Company completed a firm commitment underwritten public offering on March 11, 2021 (the “March 2021 Offering”) of 7.8 million shares of its common stock, par value $0.0001 per share (“Common Stock”), at a price of $7.75 per share for total gross proceeds of $57.0 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. The Company also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.6 million. The Company had previously completed a firm commitment underwritten public offering on August 18, 2020 (the “August 2020 Offering”) of 6.1 million shares of its Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Underwriter discounts and commissions were $1.7 million and the underwriter expenses were $0.1 million. The Company also incurred additional professional fees of $0.6 million as part of the transaction, resulting in net proceeds from the August 2020 Offering of approximately $25.1 million.

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $6.3 million. In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. After the issuance date of these financial statements, the Company’s ability to operate continues not to be significantly adversely impacted by the COVID-19 pandemic, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

Revision of Previously Issued Financial Statements

The Company has revised certain prior period amounts on the unaudited condensed consolidated financial statements to correct a misstatement with respect to improperly classifying certain warrants to purchase approximately 6.1 million shares of the Company’s Common Stock, at $11.50 per share (the “GP Sponsor Private Placement Warrants”) as equity instead of as a warrant liability that is adjusted through charges or credits to the income statement each quarter to reflect changes in the fair value of the warrants, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. The Company recorded a liability for the warrants of $2.1 million as of December 31, 2020 and adjusted its additional paid-in capital and accumulated deficit accordingly. The impact to the statement of operations and statement of cash flows for both the three and nine months ended September 30, 2020 was a gain of $0.3 million and a loss of $0.2 million, respectively. There was no income tax impact associated with this revision. Total stockholders’ deficit increased by $1.0 million and $0.7 million as of September 30, 2020 and December 31, 2019, respectively.

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

See Note 12 for additional information regarding the assumptions made to determine the fair value of the GP Sponsor Private Placement Warrants as of September 30, 2021 and December 31, 2020.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs for the three and nine months ended September 30, 2021 and 2020 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Deferred contract costs, current and noncurrent, as of the beginning of period	$36,561	$29,384	$34,945	$28,049
Capitalized commissions during the period	4,295	7,123	13,437	15,165
Amortized deferred contract costs during the period	(4,132)	(3,585)	(11,658)	(10,292)
Deferred contract costs, current and noncurrent, as of the end of period	$36,724	$32,922	$36,724	$32,922

Deferred revenue activity for the three and nine months ended September 30, 2021 and 2020 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Deferred revenue, current and noncurrent, as of the beginning of period	$265,638	$218,506	$256,933	$235,498
Billings, net	73,686	68,309	261,900	207,751
Revenue recognized	(95,642)	(82,518)	(275,151)	(238,952)
Deferred revenue, current and noncurrent, as of the end of period	$243,682	$204,297	$243,682	$204,297

The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. As of September 30, 2021, the remaining transaction price included in deferred revenue was $203.8 million in current and $39.9 million in noncurrent.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

As of September 30, 2021 and December 31, 2020, other accrued liabilities consist of the following (in thousands):

	2021	2020
Accrued sales and other taxes	$4,238	$5,213
Accrued professional fees	6,997	5,912
Accrued dividends on Redeemable Series A Preferred Stock	—	3,842
Current maturities of capital lease obligations	334	429
Income taxes payable	721	2,245
Other accrued expenses	4,828	3,513
Total other accrued liabilities	$17,118	$21,154

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets. As of September 30, 2021 and December 31, 2020, debt consisted of the following (in thousands):

	2021	2020
Credit Facility	$84,226	$—
Less current maturities	3,670	—
Long-term debt, net of current maturities	$80,556	$—

Effective July 20, 2021, the Company received $89.3 million of net proceeds related to the Credit Facility. The borrowings under the Credit Facility were discounted at 0.375%.. As part of the transaction, the Company incurred issuance costs of $4.2 million, which were capitalized and will be amortized over the term of the Credit Facility.

The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.75% to 2.50%. For the three months ended September 30, 2021, the interest rate on the Credit Facility was 2.4%. The LIBOR rate as of September 30, 2021 was not materially different from the interest rate for the three months ended September 30, 2021. Hence the fair value of the Credit Facility approximated the book value as of September 30, 2021.

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%,and 10%, respectively, with the remaining balance due at the end of the term. On September 30, 2021, the Company made a principal payment of $1.1 million.

Pursuant to a Guaranty and Security Agreement, dated July 2, 2021 (the “Guaranty and Security Agreement”), among the Credit Parties and Capital One, National Association, as agent, the obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”) and are secured, subject to customary permitted liens and exceptions, by a lien on substantially all assets of the Credit Parties.

The components of interest expense for the three and nine months ended September 30, 2021 and 2020 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Credit Facility:
Interest expense	$435	$—	$435	$—
Accretion expense related to discount and issuance costs	196	—	196	—
Interest on finance leases	22	10	107	35
	$653	$10	$738	$35

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the 2018 SPA, the Purchasers acquired an aggregate of 140,000 shares of Series A Preferred Stock, 2.9 million shares of Common Stock, and Convertible Notes with no principal amount outstanding as of the issuance date, for an aggregate purchase price equal to $133.0 million in cash (after taking into account a discount of $7.0 million, but before the incremental and direct transaction costs associated with the Private Placement of $4.6 million). The allocation of the net proceeds as of the closing date, along with changes in the net carrying value of the Series A Preferred Stock through September 30, 2021, are set forth below (dollars in thousands):

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 20, 2021, the Company redeemed the remaining 87,802 shares of its 13.00% Series A Preferred Stock at an aggregate total redemption price of $88.4 million. The total price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends earned for the period from July 1, 2021 through July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

The Company funded the July 20, 2021 redemption with borrowings under the Credit Facility. See Note 5 for further information regarding the Company's Credit Facility.

On April 16, 2021, the Company redeemed 60,000 shares of its 13.00% Series A Preferred Stock at an aggregate total redemption price of $62.3 million. The total price consisted of $60.0 million related to the face value of $1,000 per share of Series A Preferred Stock and $2.3 million or $39.05 per share of Series A Preferred Stock related to the dividends to be earned for the period from April 1, 2021 through July 18, 2021. The redeemed shares of Series A Preferred Stock, along with the dividends were recorded when the Series A Preferred Stock became mandatorily redeemable on April 16, 2021.

The Company funded the April 16, 2021 redemption with a portion of the proceeds from the March 2021 Offering and the August 2020 Offering, which raised aggregate net proceeds of approximately $80.7 million.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the net carrying value of Series A Preferred Stock from December 31, 2020 to September 30, 2021 are set forth below (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Net carrying value as of December 31, 2020	154,911	$137,854
Issuance of shares to settle PIK Dividends on January 4, 2021	1,193	1,193
Repurchase of 10,000 shares on January 5, 2021	(10,000)	(8,913)
Accretion of discount for the three months ended March 31, 2021	—	1,473
Net carrying value as of March 31, 2021	146,104	131,607
Issuance of shares to settle PIK Dividends on April 1, 2021	1,051	1,051
Redemption of 60,000 shares on April 16, 2021	(60,000)	(54,327)
Accretion of discount for the three months ended June 30, 2021	—	804
Net carrying value as of June 30, 2021	87,155	79,135
Issuance of shares to settle PIK Dividends on July 1, 2021	647	647
Redemption of 87,802 shares on July 20, 2021	(87,802)	(79,782)
Net carrying value as of September 30, 2021	—	$—

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorized the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock were entitled to, from the respective issuance date, a cash dividend of 10.0% per annum (the “Cash Dividends”) and a payment-in-kind dividend of 3.0% per annum (the “PIK Dividends” and, together with the Cash Dividends, the “Dividends”) for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock would be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock was classified as mezzanine equity in the Company’s consolidated balance sheet as of December 31, 2020 since the holders had redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

Presented below is a summary of total and per share dividends declared through September 30, 2021 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total	Dividends
	Cash	PIK	Dividends	Per Share
Dividends payable as of December 31, 2020	$3,842	$1,193	$5,035	$32.50
Cash Dividends @ 10% per annum	3,660	—	3,660	23.40
PIK Dividends @ 3% per annum	—	1,098	1,098	7.02
Fractional PIK shares settled for cash	47	(47)	—	—
Less dividends settled January 4, 2021	(4,009)	(1,193)	(5,202)	(33.26)
Dividends payable as of March 31, 2021	3,540	1,051	4,591	32.14
Cash Dividends @ 10% per annum	2,179	—	2,179	25.00
PIK Dividends @ 3% per annum	—	654	654	7.50
Fractional PIK shares settled for cash	7	(7)	—	—
Less dividends settled April 1, 2021	(3,540)	(1,051)	(4,591)	(52.68)
Dividends payable as of June 30, 2021	2,186	647	2,833	32.51
Less dividends settled on July 1, 2021	(2,186)	(647)	(2,833)	(32.27)
Dividends payable as of September 30, 2021	$—	$—	$—	$—

NOTE 7 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Offerings

On March 11, 2021, the Company completed the March 2021 Offering of 7.8 million shares of its Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. The Company also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.6 million. The Company used the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock in April 2021.

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

Acquisition of Common Stock upon Vesting of Restricted Stock Units

On August 6, 2021, the Company reacquired 0.1 million shares of common stock for $1.1 million related to restricted stock units (“RSUs”) that vested on that date.

Stock Plans

The Company’s stock plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 23, 2021, the Board of Directors authorized an increase of approximately 3.1 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the 2020 Form 10-K/A. The information presented below provides an update for activity under the Stock Plans for both the three and nine months ended September 30, 2021.

Restricted Stock Units

For the nine months ended September 30, 2021, the Board of Directors granted RSUs under the 2013 Plan for an aggregate of approximately 1.4 million shares of Common Stock to employees and to non-employee directors of the Company. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $7.57 per share, the aggregate fair value for the shares underlying the RSUs amounted to $10.6 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense related to RSUs of approximately $2.1 million and $1.8 million was recognized for the three months ended September 30, 2021 and 2020, respectively. Compensation expense related to RSUs of approximately $6.2 million and $4.3 million was recognized for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the unrecognized expense of $12.2 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.8 years.

Stock Options

For the nine months ended September 30, 2021, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.9 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the nine months ended September 30, 2021 (shares in

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2020	7,007	$5.24	5.0
Granted	928	7.77
Forfeited	(170)	6.21
Expired	(113)	6.63
Exercised	(1,184)	4.26
Outstanding, September 30, 2021 (3)(4)	6,468	5.73	5.1
Vested, September 30, 2021 (3)	5,056	5.53	4.0

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of September 30, 2021, the aggregate intrinsic value of all stock options outstanding was $25.4 million. As of September 30, 2021, the aggregate intrinsic value of vested stock options was $20.9 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.2 million shares as of September 30, 2021.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the nine months ended September 30, 2021 (in thousands):

Available, December 31, 2020	4,037
Newly authorized by Board of Directors	3,056
Stock options granted	(928)
Restricted stock units granted	(1,394)
Expired options under Stock Plans	113
Forfeited options under Stock Plans	170
Forfeited restricted stock units under Stock Plans	348
Shares repurchased	137
Available, September 30, 2021	5,539

The aggregate fair value of approximately 0.9 million stock options granted for the nine months ended September 30, 2021 amounted to $3.0 million, or $3.20 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the nine months ended September 30, 2021, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	42%
Dividend yield	0%
Risk-free interest rate	0.87%
Fair value per common share on date of grant	$7.77

As of September 30, 2021 and December 31, 2020, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $2.4 million and $1.2 million, respectively. As of September 30, 2021, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.1 years.

Stock-Based Compensation Expense

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$376	$303	$1,067	$866
Sales and marketing	752	734	2,353	1,994
General and administrative	1,265	1,152	3,684	2,565
Total	$2,393	$2,189	$7,104	$5,425

Warrants

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Upon review of the SEC Staff Statement which addressed certain accounting and reporting considerations related to warrants similar to the Company’s GP Sponsor Private Placement Warrants and upon review of ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that its GP Sponsor Private Placement Warrants should have been classified as a liability instead of equity. See Note 2 for further information regarding this revision to the Company’s consolidated financial statements. See Note 12 for information regarding the fair value of the GP Sponsor Private Placement Warrants as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, warrants were outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the 2020 Form 10-K/A.

NOTE 8 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant U.S. tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020 (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). The Company has elected to defer payroll tax payments which totaled $3.2 million as of September 30, 2021.

For the three months ended September 30, 2021 and 2020, the Company’s effective tax rate was 47.2% and 26.1%, respectively. For the nine months ended September 30, 2021 and 2020, the Company’s effective tax rate was 45.0% and 26.8%, respectively. The Company’s income tax expense was primarily attributable to earnings in foreign jurisdictions subject to income taxes and foreign withholding taxes. In addition, there was no tax impact associated with the loss on change in fair value of redeemable warrants for three months ended September 30, 2021. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended September 30, 2021 and 2020.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company’s matching contributions to these plans totaled $0.8 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. The Company’s matching contributions to these plans totaled $2.5 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Injunction Proceedings

In October 2016, the District Court entered a permanent injunction prohibiting the Company from using certain processes. In August 2019, the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. The injunction prohibits the Company from using support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights, which the Company ceased using no later than July 31, 2014. The injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

On July 10, 2020, Oracle filed a motion to show cause contending that the Company is in violation of the injunction, and the Company opposed this motion, disputing Oracle’s claims. On March 31, 2021, the District Court issued an order resolving many outstanding disputes between the parties relating to the injunction. The District Court found that the Company violated the injunction in four certain narrow instances. The District Court refused to consider Oracle’s claims about certain processes that were not litigated in Rimini I, and that are being litigated in the separately filed Rimini Street Inc. v. Oracle Int’l Corp. litigation (described below under the heading “Rimini II Litigation”). In April 2021, the Company filed a motion for reconsideration for two of the four injunction violations identified by the District Court (since they occurred before the injunction became effective). The District Court granted the Company’s motion for reconsideration on June 10, 2021, striking from its March 31, 2021 order its holding regarding those two violations. During an evidentiary hearing in September 2021, the District Court heard evidence and argument regarding whether the Company (i) violated the injunction for certain accused conduct for which the District Court requested additional information and (ii) should be held in contempt in the two instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate. As of the date of filing of this Report, the District Court has not rendered a decision regarding the issues presented in the September 2021 evidentiary hearing.

At this time, the Company does not have sufficient information regarding the likelihood of any possible damages for any violations of the injunction or the contempt claim asserted by Oracle. As a result, an estimate of any range of potential loss cannot be reasonably determined at this time. The Company believes that it has substantially complied with the injunction, that Oracle did not meet the burden to establish contempt of the injunction for the two certain narrow instances for which the District Court found violations, that Oracle was unable to establish additional violations of the injunction at the September 2021 hearing, and that an award for sanctions is not probable. Accordingly, no accrual has been made as of September 30, 2021. If the District Court orders any penalties for violations of the injunction and/or the Company is found to be in contempt of the injunction, Oracle may seek and the District Court may order equitable, punitive, and compensatory relief, the outcome of which could have a material adverse effect on the Company’s business and financial condition. The Company reserves all rights, including appellate rights, with respect to the District Court rulings and findings.
Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that the Company’s revised “Process 2.0” support practices, in use since at least July 2014, do not infringe certain Oracle copyrights (“Rimini II”). The Company’s operative complaint asserts declaratory

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The parties filed their joint pretrial order in Rimini II in December 2020. On September 3, 2021, the District Court granted Oracle’s motion to realign the parties with Oracle now designated as plaintiff and the Company and Mr. Ravin now designated as the defendants in the case caption and at trial. The District Court also granted Oracle’s motion to bifurcate the trial – the jury trial will proceed first and will be followed by a separate bench trial on the parties’ equitable claims for unfair competition and Oracle’s claim for an accounting.

On September 30, 2021, the District Court approved the Pretrial Order and indicated that it had “ordered counsel to meet and confer on possible trial dates in mid-2022 and the potential trial length for a trial.” Presently, there is no specific trial date approved or ordered by the District Court.

As of this date, no damages of any kind have been awarded by the District Court in Rimini II. Damages, if any, will be a decision for the Rimini II jury. The Company reserves all rights, including appellate rights, with respect to the District Court and jury rulings and findings in Rimini II.

At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle. The Company maintains that zero damages should be awarded in Rimini II. A jury will ultimately determine what amount, if any, of damages to award. Both parties have sought injunctive relief in addition to monetary damages in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss, if any, cannot be reasonably determined. The Company also believes that an award for damages payable to Oracle is not probable, so no accrual has been made as of September 30, 2021. However, as with any jury trial, the ultimate outcome may be different from our best estimates and could have a material adverse impact on our financial results and our business.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $10.9 million and $13.8 million as of September 30, 2021 and December 31, 2020, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS

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

In addition, an affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is also a member of the Company’s Board of Directors. As of September 30, 2021, ASP owned approximately 27.2% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement for total consideration of approximately $19.2 million, which shares of Series A Preferred Stock were all redeemed by the Company in 2021 on the same terms as the redemption applicable to other holders of Series A Preferred Stock.

NOTE 11 —EARNINGS (LOSS) PER SHARE

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share, which requires earnings per share for each class of stock to be calculated using the two-class method. The holders of Series A Preferred Stock were entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. Accordingly, in periods in which the Company has net income, earnings per share will be computed using the two-class method whereby the pro rata dividends on Common Stock that are also distributable to the holders of Series A Preferred Stock would have been deducted from earnings applicable to common stockholders, regardless of whether a dividend is declared for such undistributed earnings. Under the two-class method, earnings for the reporting period were allocated between the holders of the Company’s Common Stock and the Series A Preferred Stock based on their respective participation rights in undistributed earnings.

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
For the three and nine months ended September 30, 2021 and 2020, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net loss attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income attributable to common stockholders:
Net income	$1,931	$3,609	$5,162	$9,078
Return on repurchase of Series A Preferred Stock shares	—	—	(38)	—
Accretion related to redemption of Series A Preferred Stock	(8,020)	—	(13,693)	—
Make-whole dividends related to redemption of Series A Preferred Stock	(602)	—	(2,945)	—
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	—	(3,968)	(5,839)	(11,817)
PIK dividends declared	—	(1,190)	(1,752)	(3,545)
Accretion of discount	—	(1,587)	(2,277)	(4,702)
	(6,691)	(3,136)	(21,382)	(10,986)
Undistributed earnings allocated using the two-class method	—	—	—	—
Net loss attributable to common stockholders	$(6,691)	$(3,136)	$(21,382)	$(10,986)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of shares of Common Stock outstanding	86,189	72,377	83,449	69,521
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	1,813	15,873	8,698	15,756
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	88,002	88,250	92,147	85,277
Percentage of shares allocable to Series A Preferred Stock	2.1%	18.0%	9.4%	18.5%
Weighted average number of shares of Common Stock outstanding:
Basic and diluted	86,189	72,377	83,449	69,521
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.04)	$(0.26)	$(0.16)

For both the three months and nine months ended September 30, 2021 and 2020, basic and diluted loss per share attributable to common stockholders were the same because all Common Stock equivalents were anti-dilutive. If the Company had recorded net income attributable to common stockholders, the diluted shares would have been as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units	1,673	685	1,815	598
Stock options	2,136	1,243	2,964	1,640
Warrants	1,203	—	988	—
Total	5,012	1,928	5,767	2,238

As of September 30, 2021 and December 31, 2020, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2021	2020
Series A Preferred Stock	—	15,491
Restricted stock units	2,913	3,322
Stock options	6,468	7,007
Warrants	18,128	18,128
Total	27,509	43,948

NOTE 12 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

As of September 30, 2021 and December 31, 2020, the Company has determined that its GP Sponsor Private Placement Warrants are subject to treatment as a liability. The GP Sponsor Private Placement Warrants may not be redeemed by the Company so long as these warrants are held by the initial purchasers or such purchasers’ permitted transferees. If these warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, these warrants are redeemable by the Company and exercisable on the same basis as certain warrants to purchase approximately 8.6 million shares of the Company’s Common Stock, at $11.50 per share (the “Public Warrants”). As a result, the GP Sponsor Private Placement Warrants were reclassified as a liability. The fair value of these instruments as of September 30, 2021 and December 31, 2020 was $5.1 million and $2.1 million, respectively, utilizing the BSM method. The GP Sponsor Private Placement Warrants are classified as Level 2 financial instruments. The key assumptions used to determine the fair value was the term period of the warrants, the risk free rate and volatility. As of September 30, 2021, the term to expiration was 1.03 years, the risk free rate of 0.10% and the implied volatility of 37.9%.

As discussed in Note 6, the fair value for the Company’s Series A Preferred Stock issuances on June 20, 2019, March 7, 2019 and July 19, 2018 was determined to be $3.0 million, $5.3 million and $126.8 million, respectively, which were utilized to determine the basis for allocating the net proceeds. The fair value was determined by utilizing a combination of a discounted cash flow methodology related to funds generated by the Series A Preferred Stock, along with the BSM option-pricing model in relation to the conversion feature. Key assumptions applied for the discounted cash flow and BSM analysis included (i) three different scenarios whereby the Series A Preferred Stock would remain outstanding between 4 and 5 years along with a probability weighting assigned to each scenario, (ii) an implied yield of the Series A Preferred Stock ranging from 20.9% to 22.9% calibrated to the transaction values as of June 20, 2019, March 7, 2019 and July 19, 2018, respectively, (iii) risk-free interest rates of 1.72%, 2.44% and 2.8% and (iv) historical volatility of 30.0%.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entity. The following table shows revenues by geographic region (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States of America	$50,479	$48,160	$147,600	$142,982
International	45,163	34,358	127,551	95,970
Total	$95,642	$82,518	$275,151	$238,952

No clients represented more than 10% of revenue for both the three months and nine months ended September 30, 2021 or 2020. As of September 30, 2021 and 2020, no clients accounted for more than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of September 30, 2021 and December 31, 2020, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.5 million and $1.3 million, respectively. As of September 30, 2021, the Company had operating lease right-of-use assets of $9.5 million, $5.0 million and $0.5 million in the United States, India and the rest of the world, respectively. As of December 31, 2020, the Company had operating lease right-of-use assets of $11.0 million, $5.8 million and $0.8 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2021 and December 31, 2020, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $73.3 million and $50.2 million, respectively. As of September 30, 2021 and December 31, 2020, the Company had restricted cash of $0.4 million and $0.3 million, respectively. The Company has never experienced any losses related to these balances.

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

NOTE 13 - LEASES

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of September 30, 2021, the Company did not have any material additional operating leases that have not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense related to ROU assets and liabilities	$1,526	$1,581	$4,626	$4,628
Other lease expense	204	231	496	846
Total lease expense	$1,730	$1,812	$5,122	$5,474

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	September 30, 2021	December 31, 2020
Operating lease right-of-use assets, noncurrent	$15,023	$17,521

	September 30, 2021	December 31, 2020
Operating lease liabilities, current	$4,226	$3,940
Operating lease liabilities, noncurrent	13,574	15,993
Total operating lease liabilities	$17,800	$19,933

Weighted Average Remaining Lease Term	Years
Operating leases	4.18
Weighted Average Discount Rate
Operating leases	10.5%

Maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Year ending September 30:
2022	$5,831
2023	5,046
2024	4,409
2025	3,544
2026	2,422
Thereafter	832
Total future undiscounted lease payments	22,084
Less imputed interest	(4,284)
Total	$17,800

For the three months ended September 30, 2021 and 2020, the Company paid $1.5 million and $1.6 million, respectively, for operating lease liabilities. For both the nine months ended September 30, 2021 and 2020, the Company paid $4.6 million for operating lease liabilities.

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

    As of September 30, 2021, we employed over 1,590 professionals and supported over 2,790 active clients globally, including 72 Fortune 500 companies and 17 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended September 30, 2021 and 2020, we generated revenue of $95.6 million and $82.5 million, respectively, representing an increase of 16%. During the three months ended September 30, 2021, we had net income of $1.9 million, and as of September 30, 2021, we had an accumulated deficit of $295.8 million. Approximately 53% and 58% of our revenue was generated in the United States for the three months ended September 30, 2021 and 2020, respectively. Approximately 47% and 42% of our revenue was generated in foreign jurisdictions for the three months ended September 30, 2021 and 2020, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Impact of COVID-19

Near the end of the first quarter of 2020, the emergence of the COVID-19 pandemic took hold and had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. These rapidly evolving and unpredictable impacts continue as virus variants have resulted in additional outbreaks during fiscal year 2021 to date. In response to the COVID-19 pandemic, federal and state governments have implemented multiple measures aiming to contain the spread of the virus, including social distancing, travel restrictions, border closures, quarantine guidance following travel to certain jurisdictions, limitations on public gatherings and continued closures of certain non-essential businesses, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions. As a result, to protect the health and well-being of our employees, clients and the communities in which we operate, we transitioned as many of our employees as possible to a work-at-home model, temporarily closed our offices worldwide, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We believe these measures have been successful and have not significantly affected our financial results for the nine months ended September 30, 2021. We have implemented business continuity measures and will continue to respond to the COVID-19 pandemic as circumstances dictate.

As a result of the measures that we have taken in response to the COVID-19 pandemic described above, we have realized reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world. While some of our offices have partially re-opened with limited staffing, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. We continue to expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19. For example, during the COVID-19 pandemic, we paid COVID-19 special bonuses to certain of our employees to help with pandemic-related special costs and for the few of our employees who have tested positive for COVID-19. We have authorized COVID-19 special bonuses during pandemic that have been paid throughout 2020 and the nine months ended September 30, 2021. The cost of these special bonuses were more than offset by the cost reductions relating to travel and in-person marketing event fees and expenses described above.

The COVID-19 pandemic had no significant net impact on our revenue or results of operations during the three months ended September 30, 2021, and we continued to deliver uninterrupted and critical support services to our clients during this period. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place where they are located throughout the world. While we did implement discounted or extended payment terms for certain of our clients in 2020, in most cases it was in exchange for contractual concessions favorable to us, for example, extended contract terms or marketing support for references, and the collective impact of such changes was not material to our results. However, the COVID-19 pandemic has impacted business markets worldwide, primarily due to the uncertainty relating to the continued effects of the pandemic. As a result, we have experienced some clients not renewing our services as their businesses have been adversely impacted during the pandemic. Despite this, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental and business actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as our clients’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance. As such, the effects of the COVID-19 pandemic may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

On March 27, 2020, CARES Act was signed into law in the United States to address the economic impact of the COVID-19 pandemic. We have elected to defer payroll tax payments which totaled $3.2 million as of September 30, 2021 as permitted by the CARES Act (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

Recent Developments

On July 20, 2021, we redeemed the remaining 87,802 shares of its 13.00% Series A Preferred Stock at an aggregate total redemption price of $88.4 million. The total redemption price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends earned for the period from July 1, 2021 through July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

We funded the July 20, 2021 redemption with borrowings from a five year secured term loan of $90 million, which was entered into on July 20, 2021 (the “Credit Facility”). Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information regarding our Credit Facility.

On April 16, 2021, we redeemed 60,000 shares of our 13.00% Series A Preferred Stock at an aggregate total redemption price of $62.3 million. The total price consists of $60.0 million related to the face value of $1,000 per share of Series A Preferred Stock and $2.3 million or $39.05 per share of Series A Preferred Stock related to the dividends to be earned for the period from April 1, 2021 through July 18, 2021. The redeemed shares of Series A Preferred Stock, along with the dividends to be earned, were recorded when the Series A Preferred Stock became mandatorily redeemable on April 16, 2021.

Additionally, reference is made to Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments related to our Series A Preferred Stock, Common Stock and Convertible Notes.

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

    Also, reference is made to Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments in our litigation with Oracle.

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of September 30, 2021 and 2020, we had over 2,790 and 2,360 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of September 30, 2021 and 2020, we had over 1,450 and 1,280 unique clients, respectively.

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

    Our annualized recurring revenue was $377 million and $327 million as of September 30, 2021 and 2020, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 93% and 92% for the 12 months ended September 30, 2021 and 2020, respectively.

Gross profit margin

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 65.1% and 61.2% for the three months ended September 30, 2021 and 2020, respectively. We believe the gross profit margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

    Our consolidated statements of operations for the three months ended September 30, 2021 and 2020, are presented below (in thousands):

	Three Months Ended September 30,		Variance
	2021	2020	Amount	Percent
Revenue	$95,642	$82,518	$13,124	15.9%
Cost of revenue:
Employee compensation and benefits	23,174	20,996	2,178	10.4%
Engineering consulting costs	4,648	5,656	(1,008)	(17.8)%
Administrative allocations (1)	3,574	3,544	30	0.8%
All other costs	1,980	1,795	185	10.3%
Total cost of revenue	33,376	31,991	1,385	4.3%
Gross profit	62,266	50,527	11,739	23.2%
Gross margin	65.1%	61.2%
Operating expenses:
Sales and marketing	32,527	29,195	3,332	11.4%
General and administrative	15,631	13,025	2,606	20.0%
Litigation costs and related recoveries, net	6,581	3,773	2,808	74.4%
Total operating expenses	54,739	45,993	8,746	19.0%
Operating income	7,527	4,534	2,993	66.0%
Non-operating income and (expenses):
Interest expense	(653)	(10)	(643)	6,430.0%
Gain (loss) on change in fair value of redeemable warrants	(2,053)	303	(2,356)	(777.6)%
Other income (expenses), net	(1,161)	54	(1,215)	(2,250.0)%
Income before income taxes	3,660	4,881	(1,221)	(25.0)%
Income tax expense	(1,729)	(1,272)	(457)	35.9%
Net income	$1,931	$3,609	$(1,678)	(46.5)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our unaudited condensed consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $82.5 million for the three months ended September 30, 2020 to $95.6 million for the three months ended September 30, 2021, an increase of $13.1 million or 16%. The increase was driven by a 14% increase in the average number of unique clients from 1,246 for the three months ended September 30, 2020 to 1,420 for the three months ended September 30, 2021. On a geographic basis, United States revenue grew from $48.2 million for the three months ended September 30, 2020 to $50.5 million for the three months ended September 30, 2021, an increase of $2.3 million or 5%. Our international revenue grew from $34.4 million for the three months ended September 30, 2020 to $45.2 million for the three months ended September 30, 2021, an increase of $10.8 million or 31%. Our international revenue growth was led primarily by strong results from our Asia-Pacific region.

    Cost of revenue. Cost of revenue increased from $32.0 million for the three months ended September 30, 2020 to $33.4 million for the three months ended September 30, 2021, an increase of $1.4 million or 4%. The key drivers related to the cost of revenue increase were a $2.2 million increase in compensation costs and a $0.2 million increase in administrative allocations and all other costs, which was offset by a decrease of $1.0 million in engineering consulting costs. The compensation cost increase was attributable to an increase of 15% in the average number of employees required to support the revenue growth.

As discussed in Note 9 to our consolidated financial statements included in Part 1, Item 1 of this Report, following post-trial motions, the District Court entered a permanent injunction prohibiting us from using certain processes, including processes adjudicated as infringing at trial, that we ceased using no later than July 2014, which we subsequently appealed to the Court of Appeals. In August 2019, the Court of Appeals affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. A copy of the injunction is publicly available in the case docket. As a result of the injunction, we expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices (Process 2.0) that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing. On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction. On March 31, 2021, the District Court issued an order resolving many outstanding disputes between the parties relating to the injunction and found that we violated the injunction in four certain narrow instances. The District Court refused to consider Oracle’s claims about certain processes that were not litigated in Rimini I, and that are being litigated in the separately filed “Rimini II" litigation. In April 2021, the Company filed a motion for reconsideration for two of the four injunction violations identified by the District Court (since they occurred before the injunction became effective). The District Court granted the Company’s motion for reconsideration on June 10, 2021, striking from its March 31, 2021 order its holding regarding those two violations. During an evidentiary hearing in September 2021, the District Court heard evidence and argument regarding (i) whether we violated the injunction for certain accused conduct for which the District Court requested additional information; and (ii) whether we should be held in contempt in the two instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate.

    Gross profit. Gross profit increased from $50.5 million for the three months ended September 30, 2020 compared to $62.3 million for the three months ended September 30, 2021, an increase of $11.7 million or 23%. Gross profit margin for the three months ended September 30, 2020 was 61.2% compared to 65.1% for three months ended September 30, 2021. For the three months ended September 30, 2021, total cost of revenue increased by 4% compared to an increase in revenue of 16% for the three months ended September 30, 2021. As a result, our gross profit margin improved by 4% period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses decreased from 35% for the three months ended September 30, 2020 to 34% for the three months ended September 30, 2021. In dollar terms, sales and marketing expenses increased from $29.2 million for the three months ended September 30, 2020 to $32.5 million for the three months ended September 30, 2021, an increase of $3.3 million or 11%. This increase was primarily due to (i) an increase in employee compensation and benefits of $3.6 million, (ii) an increase in recruitment costs of $0.4 million, and (iii) an increase in administrative allocations and other costs of $0.5 million. These increases were offset, in part, by a decrease in marketing promotional expenses and trade show expenses of $1.2 million. We will continue to accelerate our future revenue growth by investing in more resources.

    The $3.6 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended September 30, 2021, was primarily due to an increase in salaries, wages and benefit costs of $3.4 million due to a 21% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $0.2 million.

    General and administrative expenses. General and administrative expenses increased from $13.0 million for the three months ended September 30, 2020 to $15.6 million for the three months ended September 30, 2021, an increase of $2.6 million or 20%. This increase was comprised of several items, which included (i) increased costs in salaries, wages and benefits of $2.1 million as the average number of employees increased by 12%, (ii) an increase in sales taxes and other taxes of $0.4 million, (iii) an increase of our computer software and license costs of $0.4 million, and (iv) an increase in travel and entertainment expenses of $0.3 million for the three months ended September 30, 2021. These unfavorable variances were offset, in part, by favorable variances including (i) an increase in administrative allocations of $0.4 million and (ii) a decrease in all other costs of $0.2 million, which included a reduction in bad debt expense.

Looking forward on a quarter-over-quarter basis, we are monitoring the demand for our services in light of the COVID-19 pandemic related environment and will adjust our spend accordingly. However, we expect to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with no longer being classified as an “emerging growth company” or “smaller reporting company” for purposes of SEC reporting. Public company costs that are expected to increase in the future include costs relating to continuing compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act, additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, not taking into account temporary reductions in certain expenses resulting from the COVID-19 pandemic, we expect our general and administrative expenses related to public company costs will continue to increase in future periods.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the three months ended September 30, 2021 and 2020, consist of the following (in thousands):

	2021	2020	Change
Professional fees and other costs of litigation	$6,581	$3,773	$2,808
Insurance costs and recoveries, net	—	—	—
Litigation costs and related recoveries, net	$6,581	$3,773	$2,808

    Professional fees and other costs associated with litigation increased from $3.8 million for the three months ended September 30, 2020 to $6.6 million for the three months ended September 30, 2021, an increase of $2.8 million. This increase was primarily due to timing of the costs associated with the September 2021 hearing related to determining if we had been in contempt of the permanent injunction.

    Interest expense. Interest expense increased from $10 thousand for the three months ended September 30, 2020 to $0.7 million for the three months ended September 30, 2021, an increase of $0.6 million. Interest expense increased primarily due to entering into a five-year Credit Facility for $90 million on July 20, 2021.

Gain (loss) on change in fair value of redeemable warrants. Gain (loss) on change in fair value of redeemable warrants amounted to a loss of $2.1 million for the three months ended September 30, 2021 as the fair value per warrant changed from $0.51 per warrant as of June 30, 2021 to $0.85 per warrant as of September 30, 2021. Gain (loss) on change in fair value of redeemable warrants amounted to a gain of $0.3 million for the three months ended September 30, 2020 as the fair value per warrant changed from $0.21 per warrant as of June 30, 2020 to $0.16 per warrant as of September 30, 2020.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended September 30, 2021, net other expense of approximately $1.2 million was comprised primarily of foreign exchange losses of approximately $1.1 million. For the three months ended September 30, 2020, net other income of $0.1 million was also comprised primarily of foreign exchange gains of approximately $0.1 million.

    Income tax expense. We had income tax expense of $1.3 million for the three months ended September 30, 2020 compared to $1.7 million for the three months ended September 30, 2021. For both periods, our income taxes were primarily attributable to income taxes on our foreign operations and foreign withholding taxes.

Comparison of Nine Months Ended September 30, 2021 and 2020

Our consolidated statements of operations for the nine months ended September 30, 2021 and 2020, are presented below (in thousands):

	Nine Months Ended September 30,		Variance
	2021	2020	Amount	Percent
Revenue	$275,151	$238,952	$36,199	15.1%
Cost of revenue:
Employee compensation and benefits	71,522	61,842	9,680	15.7%
Engineering consulting costs	13,663	15,526	(1,863)	(12.0)%
Administrative allocations (1)	10,883	10,637	246	2.3%
All other costs	5,739	4,622	1,117	24.2%
Total cost of revenue	101,807	92,627	9,180	9.9%
Gross profit	173,344	146,325	27,019	18.5%
Gross margin	63.0%	61.2%
Operating expenses:
Sales and marketing	96,067	84,443	11,624	13.8%
General and administrative	48,728	38,159	10,569	27.7%
Impairment charge related to operating right of use assets	393	—	393	100.0%
Litigation costs and related recoveries, net	14,130	10,309	3,821	37.1%
Total operating expenses	159,318	132,911	26,407	19.9%
Operating income	14,026	13,414	612	4.6%
Non-operating income and (expenses):
Interest expense	(738)	(35)	(703)	2,008.6%
Loss on change in fair value of redeemable warrants	(3,023)	(243)	(2,780)	1,144.0%
Other income (expenses), net	(885)	(731)	(154)	21.1%
Income before income taxes	9,380	12,405	(3,025)	(24.4)%
Income tax expense	(4,218)	(3,327)	(891)	26.8%
Net income	$5,162	$9,078	$(3,916)	(43.1)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our unaudited condensed consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Revenue. Revenue increased from $239.0 million for the nine months ended September 30, 2020 to $275.2 million for the nine months ended September 30, 2021, an increase of $36.2 million or 15%. The increase was driven by a 14% increase in the average number of unique clients from 1,204 for the nine months ended September 30, 2020 to 1,377 for the nine months ended September 30, 2021. On a geographic basis, United States revenue grew slightly from $143.0 million for the nine months ended September 30, 2020 to $147.6 million for the nine months ended September 30, 2021, an increase of $4.6 million or 3%. Our international revenue grew from $96.0 million for the nine months ended September 30, 2020 to $127.6 million for the nine months ended September 30, 2021, an increase of $31.6 million or 33%. Our international revenue growth was led primarily by strong results from our Asia-Pacific region.

    Cost of revenue. Cost of revenue increased from $92.6 million for the nine months ended September 30, 2020 to $101.8 million for the nine months ended September 30, 2021, an increase of $9.2 million or 10%. The key drivers related to the cost of revenue increase were a $9.7 million increase in compensation costs and a $1.1 million increase in all other costs, which were offset by a decrease of $1.9 million in engineering consulting costs. The compensation cost increase was attributable to an increase of 16% in the average number of employees required to support the revenue growth.

Gross profit. Gross profit increased from $146.3 million for the nine months ended September 30, 2020 compared to $173.3 million for the nine months ended September 30, 2021, an increase of $27.0 million or 18%. Gross profit margin for the nine months ended September 30, 2020 was 61.2% compared to 63.0% for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, total cost of revenue increased by 10%, compared to an increase in revenue of 15% for the nine months ended September 30, 2021. As a result, our gross profit margin improved by 2% period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were flat at 35% .for both the nine months ended September 30, 2020 and 2021. In dollar terms, sales and marketing expenses increased from $84.4 million for the nine months ended September 30, 2020 to $96.1 million for the nine months ended September 30, 2021, an increase of $11.6 million or 14%. This increase was primarily due to (i) an increase in employee compensation and benefits of $12.2 million, (ii) an increase in recruitment costs of $1.2 million (iii) an increase in marketing promotional expenses and trade show expenses of $0.3 million, (iv) an increase of administrative allocations of $0.2 million and (iv) an increase in all other costs of $0.2 million. These increases were offset, in part, by a decrease in travel expenses of $2.5 million. We will continue to accelerate our future revenue growth by investing in more sales and marketing resources.

    The $12.2 million increase in sales and marketing expense attributable to employee compensation and benefits for the nine months ended September 30, 2021 was primarily due to an increase in salaries, wages and benefit costs of $9.7 million due to a 16% increase in the average number of employees devoted to sales and marketing functions, pay increases, and higher bonus payouts and commissions of $2.4 million.

    General and administrative expenses. General and administrative expenses increased from $38.2 million for the nine months ended September 30, 2020 to $48.7 million for the nine months ended September 30, 2021, an increase of $10.6 million or 28%. This increase was comprised of several items, which included (i) increased costs in salaries, wages and benefits of $8.8 million as the average number of employees increased by 11%, (ii) an increase in sales taxes and other taxes of $1.2 million, (iii) an increase of our computer software and license costs of $0.8 million (iv) an increase in all other costs of $0.7 million, (v) an increase in professional services of $0.4 million and (vi) an increase of travel expense of $0.2 million for the nine months ended September 30, 2021. These unfavorable variances were offset, in part, by favorable variances including (i) a decrease in contract labor of $1.0 million, (ii) an increase of administrative allocations of $0.5 million, (iii) a decrease of rent and facility costs of $0.4 million, and (iv) a decrease in recruitment costs of $0.1 million.

Impairment charge related to operating right of use assets. We recognized an impairment charge of $0.4 million for the nine months ended September 30, 2021 related to one of our offices as we ceased use of a portion of the office space during the period due to the increased use of remote work which has occurred during the COVID-19 pandemic.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries for the nine months ended September 30, 2021 and 2020, consist of the following (in thousands):

	2021	2020	Change
Professional fees and other costs of litigation	$14,130	$9,247	$4,883
Insurance costs and recoveries, net	—	1,062	(1,062)
Litigation costs and related recoveries, net	$14,130	$10,309	$3,821

    Professional fees and other costs associated with litigation increased from $9.2 million for the nine months ended September 30, 2020 to $14.1 million for the nine months ended September 30, 2021, an increase of $4.9 million. This increase was primarily due to the timing of costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the nine months ended September 30, 2021.

    Insurance costs and related recoveries, net changed from an expense of $1.1 million for the nine months ended September 30, 2020 to no costs for the nine months ended September 30, 2021. We recognized costs of $1.1 million in the prior year period to revise our estimated liability owed to an insurance company related to a pro rata sharing agreement for any recoveries associated with the Court of Appeals and U.S. Supreme Court awards. The liability was paid in September 2020. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

    Interest expense. Interest expense increased from $35 thousand for the nine months ended September 30, 2020 to $0.7 million for the nine months ended September 30, 2021, an increase of $0.7 million. Interest expense increased primarily due to entering into a five-year Credit Facility for $90 million on July 20, 2021.

Loss on change in fair value of redeemable warrants. Loss on change in fair value of redeemable warrants amounted to a loss of $0.2 million for the nine months ended September 30, 2020 compared to a loss of $3.0 million for the nine months ended September 30, 2021. The fair value per warrant changed from $0.35 per warrant as of December 31, 2020 to $0.85 per warrant as of September 30, 2021. The fair value per warrant changed from $0.12 per warrant as of December 31, 2019 to $0.16 per warrant as of September 30, 2020.

    Other expenses, net. Other expenses, net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the nine months ended September 30, 2021, net other income of approximately $0.9 million was comprised primarily of foreign exchange losses of approximately $0.7 million. For the nine months ended September 30, 2020, net other expense of $0.7 million was also comprised primarily of foreign exchange losses of approximately $0.6 million.

    Income tax expense. We had an income tax expense of $3.3 million for the nine months ended September 30, 2020 compared to $4.2 million for the nine months ended September 30, 2021. For both periods, our income taxes were primarily attributable to income tax on our foreign operations and foreign withholding taxes.

Liquidity and Capital Resources

Overview

    As of September 30, 2021, we had a working capital deficit of $64.2 million and an accumulated deficit of $295.8 million. For the three months ended September 30, 2021, we had net income of $1.9 million. As of September 30, 2021, we had available cash, cash equivalents and restricted cash of $103.4 million.

On July 20, 2021, we redeemed the remaining 87,802 shares of its 13.00% Series A Preferred Stock at an aggregate total redemption price of $88.4 million. The total redemption price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends earned for the period from July 1, 2021 through July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

We funded the July 20, 2021 redemption with borrowings from our Credit Facility. The Credit Facility will bear interest at LIBOR plus a margin ranging from 1.75% to 2.50% and contains certain financial covenants, including a minimum fixed charge coverage ratio, a total leverage ratio, and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

On March 11, 2021, we completed the March 2021 Offering of 7.8 million shares of our Common Stock at a price of $7.75 per share for total gross proceeds of $56.9 million. Net proceeds from the March 2021 Offering were $55.6 million after underwriter and offering expenses. We used the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock.

Please refer to Notes 5 through 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for information regarding our Credit Facility, our Series A Preferred Stock and our Common Stock Offerings.

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $203.8 million that is included in current liabilities as of September 30, 2021. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 35% of the related deferred revenue based on our gross profit percentage of 65% for the three months ended September 30, 2021.

    For the next year, assuming that the Company’s operations are not significantly impacted by the COVID-19 pandemic, we believe that cash, cash equivalents and restricted cash of $103.4 million as of September 30, 2021, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

    For the nine months ended September 30, 2021, we generated cash flows from our operating activities of approximately $47.8 million, which was derived from our cash earnings of approximately $22.3 million and by favorable changes in operating assets and liabilities of approximately $25.5 million. We believe that our operating cash flows for the year ending December 31, 2021 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	2021	2020
Net cash provided by (used in):
Operating activities	$47,814	$31,833
Investing activities	(1,455)	(1,159)
Financing activities	(25,990)	15,123

The effect of foreign currency translation was unfavorable for $0.4 million for the nine months ended September 30, 2020 compared to an unfavorable change of $4.8 million for the nine months ended September 30, 2021.

Cash Flows Provided by Operating Activities

    A key component of our business model requires that clients typically prepay us annually for the services which we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities for the nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	2021	2020
Net income	$5,162	$9,078
Non-cash expenses, net	17,114	11,350
Changes in operating assets and liabilities, net	25,538	11,405
Net cash provided by operating activities	$47,814	$31,833

    For the nine months ended September 30, 2021, cash flows provided by operating activities amounted to approximately $47.8 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2021, included net income of $5.2 million, as adjusted for non-cash and non-operating expenses totaling $17.1 million and favorable changes in operating assets and liabilities of $25.5 million, resulting in net cash provided by operating activities of $47.8 million.

For the nine months ended September 30, 2021, the non-cash expenses, net consisted primarily of a loss on change in fair value of redeemable warrants of $3.0 million, stock-based compensation expense of $7.1 million, amortization and accretion related to operating lease ROU assets of $4.6 million, depreciation and amortization expense of $1.8 million, and an impairment charge related to operating ROU assets of $0.4 million. For the nine months ended September 30, 2021, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $41.0 million and accounts payable of $5.6 million. These favorable cash sources were offset by unfavorable changes to deferred revenue of $11.1 million, prepaid expenses, deposits and other of $4.3 million, accrued liabilities of $3.9 million and deferred contract costs of $1.8 million.

For the nine months ended September 30, 2020, cash flows provided by operating activities amounted to approximately $31.8 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2020, included our net income of $9.1 million, as adjusted for non-cash and non-operating expenses totaling $11.3 million and favorable changes in operating assets and liabilities of $11.4 million, resulting in net cash provided by operating activities of $31.8 million.

For the nine months ended September 30, 2020, the non-cash expenses, net consisted primarily of loss on change in fair value of redeemable warrants of $0.2 million, stock-based compensation expense of $5.4 million, amortization and accretion related to operating lease ROU assets of $4.6 million and depreciation and amortization expense of $1.3 million. For the nine months ended September 30, 2020, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $42.4 million, accounts payable of $1.7 million and prepaid expenses and other assets of $4.7 million. These favorable cash sources were offset by unfavorable changes to deferred revenue of $28.8 million, deferred contract costs of $4.9 million and accrued liabilities of $3.6 million.

Cash Flows Used in Investing Activities

    Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $1.5 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.

    For the nine months ended September 30, 2021, capital expenditures of $1.5 million consisted of $0.6 million primarily for new computer equipment in our U.S. facilities and $0.9 million for computer equipment at our foreign locations, primarily in India $0.4 million.

For the nine months ended September 30, 2020, capital expenditures of approximately $1.2 million consisted primarily of $0.7 million for leasehold improvements, furniture and fixtures, and new computer equipment related to our U.S. facilities and $0.5 million for computer equipment at our foreign locations, primarily in India.

Cash Flows from Financing Activities

    For the nine months ended September 30, 2021, cash utilized in financing activities of $26.0 million was attributable to payments to repurchase shares of Series A Preferred Stock totaling $156.8 million, which included $87.8 million in July 2021, $60.0 million in April 2021 and $9.0 million in January 2021; recurring dividend payments $9.7 million and a make-whole dividend payments of $2.9 million; payments related to debt issuance costs of $4.0 million; payments for professional fees associated with our March 2021 Offering of $1.3 million; principal payment related to the Credit Facility of $1.1 million; payments of $1.1 million related to treasury stock and capital lease payments of $0.3 million. These cash uses were offset by proceeds of $89.3 million from the new Credit Facility, proceeds of $57.0 million generated from the March 2021 Offering and proceeds of $5.0 million received from stock option exercises.

For the nine months ended September 30, 2020, cash provided by financing activities of $15.1 million was attributable to net proceeds of $25.7 million generated from our August 2020 Offering and proceeds of $1.6 million received from our stock option exercises. These cash proceeds were offset, in part, by dividend payments of $11.8 million, payments for professional fees associated with our August 2020 Offering of $0.3 million and capital lease payments of $0.2 million.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of September 30, 2021, we had cash and cash equivalents of $30.7 million in our foreign subsidiaries.

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

    For the three months ended September 30, 2021, see Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for changes to the critical accounting policies.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended September 30, 2021 and 2020, we generated approximately 47% and 42% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the three months ended September 30, 2021 and 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which will bear interest at LIBOR plus a margin. ranging from 1.75% to 2.50%. Accordingly, we are exposed to market risk due to variable interest rates based on LIBOR. As of September 30, 2021, we had $84.2 million outstanding debt under the Credit Facility. As of this date, a reasonably possible hypothetical adverse change of 100 basis points in would have resulted in an increase of approximately $0.1 million in annual interest expense. While we have not engaged in the hedging of variable interest rates under our Credit Facility, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge all or a portion of our variable interest rate debt. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note 5 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.

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

    In connection with the preparation of this Report, as of September 30, 2021, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

    During the nine months ended September 30, 2021, we have implemented internal controls to ensure that we have adequately evaluated the accounting guidance for our GP Sponsor Private Placement Warrants recognizing them as a warrant liability, under the guidance of Accounting Standards Codification (ASC) 815-40, Contracts in Entity’s Own Equity. We improved our processes to ensure that we have properly identified and evaluated the appropriate accounting technical pronouncements. These processes included enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions.

There were no changes in our internal control over financial reporting during the latest fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the item noted above.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

    The legal proceedings described in Note 9 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report are incorporated herein by reference. In addition, from time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of judgment, defense and settlement costs, diversion of management resources and other factors.

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

Risks Related to Our Business, Operations and Industry

Risks Related to Litigation
•We are involved in continuing litigation with Oracle since 2010. An adverse outcome in the litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices.
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
•The failure to attract and retain additional qualified personnel, including sales personnel, could prevent us from executing our business strategy.
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

Risks Related to Our Business, Operations and Industry

Risks Related to Litigation

We and our Chief Executive Officer are involved in continuing litigation with Oracle since 2010. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results.

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

After completion of jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and we were found liable for only one claim: “innocent infringement,” a jury finding that we did not know and had no reason to know that our former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. We were ordered to pay a judgment of $124.4 million in 2016, which we promptly paid and then pursued appeals. With interest, attorneys’ fees and costs, the total judgment paid by us to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by our insurance carriers (for additional information on this topic, see Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report).

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

On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction, which we opposed. On March 31, 2021, the District Court issued an order resolving many outstanding disputes between the parties relating to the injunction and found that we violated the injunction in four certain narrow instances. In April 2021, we filed a motion for reconsideration for two of the four violations identified by the District Court (since they occurred before the injunction became effective). The District Court granted our motion for reconsideration on June 10, 2021, striking from its March 31, 2021 order its holding regarding those two violations. During an evidentiary hearing in September 2021, the District Court heard evidence and argument regarding whether we (i) violated the injunction for certain accused conduct for which the District Court requested additional information; and (ii) should be held in contempt in the four instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate.

At this time, we do not have sufficient information regarding the likelihood of any possible damages for any violations of the injunction or for the contempt claim asserted by Oracle. As a result, an estimate of any range of potential loss cannot be reasonably determined at this time. We believe that we have substantially complied with the injunction, that Oracle did not meet the burden to establish contempt of the injunction for the two certain narrow instances for which the District Court found violations, that Oracle was unable to establish additional violations of the injunction at the September 2021 hearing, and that an award for sanctions is not probable. Accordingly, no accrual has been made as of September 30, 2021. If the District Court orders any penalties for violations of the injunction and/or we are found to be in contempt of the injunction, Oracle may seek and the District Court may order equitable, punitive, and compensatory relief, the outcome of which could have a material adverse effect on our business and financial condition. We reserve all rights, including appellate rights, with respect to the District Court rulings and findings.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with the express terms of the injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the pendency of the injunction, alone, or the District Court’s March 31, 2021 order relating to the injunction described above, could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot assure you that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.

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

See the section titled “Legal Proceedings” in Part II, Item 1 and Note 9 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended September 30, 2021, approximately 62% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for

PeopleSoft software only was approximately 11% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt action result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are self-insured for any costs related to any current or future intellectual property litigation, although we maintain and have tendered our errors and omissions insurance coverage for the wrongful acts alleged in Oracle’s contempt proceeding in order to seek a determination of a duty to defend. We cannot provide assurances that we will prevail on this claim or any other similar claims that we may tender in the future.

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

In response to the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken precautionary measures to protect the health and well-being of our employees, clients, and the communities in which we operate. We have established work-at-home arrangements for most of our employees, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We believe that many of our clients are doing and will continue to do the same. These precautionary measures could impact our clients’ and potential clients’ ability or willingness to participate in our sales, marketing and client success efforts, which could adversely affect our business, financial condition and results of operations. Further, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. While some of our offices have partially re-opened with limited staffing, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee held and safety are satisfied. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may delay prospective clients’ decisions regarding engaging our services, impair the ability of our current clients to make timely payments to us, cause our current clients to ask for payment concessions or discounts, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed.

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

We had net income of $1.9 million for the three months ended September 30, 2021 and we had an accumulated deficit of $295.8 million as of September 30, 2021. We will need to generate and sustain increased revenue levels in future periods while managing our costs to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including, as a result of our ongoing litigation with Oracle, the potential for future litigation, impact of the COVID-19 pandemic, other risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

Our revenue grew from $82.5 million for the three months ended September 30, 2020 to $95.6 million for the three months ended September 30, 2021, representing a period over period increase of 16%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

We may need to raise additional capital beyond borrowings under our Credit Facility, and funds raised from our August 2020 Offering and our March 2021 Offering if we cannot fund our growth and capital optimization efforts sufficiently or service our debt through our operating cash flows. Should this occur, we may not be able to obtain additional debt or additional equity financing on favorable terms, if at all. We are also subject to certain restrictions for future financings as discussed in the risk factor “The terms of our Credit Facility impose operating and financial restrictions on us.” If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of our Common Stock could decline. If we engage in additional debt financings, the holders of the debt securities or lenders would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would otherwise not be in the best interests of our stockholders, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we cannot raise or generate additional capital on acceptable terms, we may not be able to, among other things:

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

To execute our business strategy, we must attract and retain highly qualified personnel, including sales personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled sales personnel and other employees with appropriate qualifications. In particular, we have experienced an extremely competitive hiring environment in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and the other countries in which we operate. Further, our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel (including during the COVID-19 pandemic), immigration, or the availability of work visas. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines or experiences significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required management, sales, marketing and support services personnel to profitably grow our business. If we fail to attract highly qualified new sales and other personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

Our headcount and operations have grown in recent years. We increased the number of full-time employees from over 1,380 as of September 30, 2020 to over 1,590 as of September 30, 2021. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $34.3 million for the three months ended September 30, 2020 to $45.2 million for the three months ended September 30, 2021, an increase of $10.8 million or 31%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, vendor or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our clients may be harmed, and we could incur significant liabilities. In particular, cyberattacks, such as a recent phishing incident of which we were a victim, continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our clients’ systems that we support, and we may not be able to make such repairs in a timely manner or at all. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our systems or security measures or gain unauthorized access to our clients’ proprietary information and protected data as was the case in a recent phishing incident, which we believe did not significantly impact our business or client relationships as no proprietary client information was accessed.

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

While we are an accelerated filer, we are also a smaller reporting company (“SRC”), which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other accelerated filers that are not SRCs, including reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements. Such reporting status will continue for reported periods until the end of 2021.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation, other economic challenges and possible recession will be exacerbated for an extended period in the wake of the COVID-19 pandemic. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, recent events, including Brexit, change in U.S. trade policies and responsive changes in policy by foreign jurisdictions, governmental and multinational organizations’ responses to the COVID-19 pandemic and similar geopolitical developments and uncertainty in the European Union and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

On September 30, 2021, our outstanding indebtedness under the Credit Facility and finance leases totaled $89.6 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following:

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

As a result of market interest rate fluctuations, interest rates under our Credit Facility or other variable rate indebtedness we may incur in the future could be higher or lower than current levels. If interest rates increase, our debt service obligations under our Credit Facility would increase even though the amounts borrowed remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, a transition away from LIBOR as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Credit Facility. In July 2017, the Financial Conduct Authority of the U.K. announced that it plans to phase out LIBOR by the end of calendar year 2021. On March 5, 2021, however, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of all settings of non-U.S. dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after September 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established. Our borrowing arrangements provide for alternative base rates, but such alternative base rates may or may not be related to LIBOR, and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

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

Based on the number of shares of Common Stock outstanding as of September 30, 2021, two of our stockholders have aggregate voting power of 42.1% of our outstanding capital stock. As of July 20, 2021, (i) approximately 27.2% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 14.9% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 55.9% as of September 30, 2021.

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

The issuance of Common Stock upon exercise of warrants may result in immediate and substantial dilution to the equity interests of our existing common stockholders and might result in dilution in the tangible net book value of a share of Common Stock, depending upon the price on which the additional shares are issued.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    There were no sales of unregistered shares of the Company's securities during the quarter. The Company issued PIK Dividends as disclosed in Note 6 to the unaudited condensed financial statements included in Part I, Item I of this Report in satisfaction of the Company’s obligations as previously disclosed by the Company.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

    None.

ITEM 6. Exhibits.

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
4.1*	Amended and Restated Investors’ Rights Agreement, dated October 31, 2016, between Rimini Street, Inc., a Nevada corporation, and certain holders of Rimini Street, Inc.’s, a Nevada corporation's, capital stock named therein	S-4	333-219101	4.7	June 30, 2017
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2†	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1†	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2†	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: November 3, 2021	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)