Form 10-Q/A
period 2021-03-31
Rimini Street, Inc.
filed 2021-12-03
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Yes ☐ No ☑
The registrant had approximately 86,937,000 shares of its $0.0001 par value common stock outstanding as of November 30, 2021.

Explanatory Note

Rimini Street, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the Securities and Exchange Commission on May 10, 2021 (the “Original Form 10-Q”), in order to correct inadvertent technical errors in paragraph 4 of the certification of its principal executive officer filed as Exhibit 31.1 and the certification of its principal financial officer filed as Exhibit 31.2 to the Original Form 10-Q.

This Amendment No. 1 should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Other than the filing of the corrected certifications mentioned above, this Amendment No. 1 does not modify or update the disclosures in the Original Form 10-Q in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

PART II - OTHER INFORMATION

ITEM 6. Exhibits.

    The following exhibits are filed with this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A:

Exhibit Number	Description
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2†	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
104	Cover Page Interactive Data File (embedded within the inline XBRL document)
____________________
† Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: December 3, 2021	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: December 3, 2021	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

3