Form 10-Q/A
period 2021-06-30
Rimini Street, Inc.
filed 2021-12-03
CIK 1635282

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

Explanatory Note

Rimini Street, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its quarterly report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the Securities and Exchange Commission on August 4, 2021 (the “Original Form 10-Q”), in order to correct inadvertent technical errors in paragraph 4 of the certification of its principal executive officer filed as Exhibit 31.1 and the certification of its principal financial officer filed as Exhibit 31.2 to the Original Form 10-Q.

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