Form 10-K
period 2021-12-31
Rimini Street, Inc.
filed 2022-03-02
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2021, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $276,113,000 based on the last reported sales price of $6.16 as quoted on the Nasdaq Capital Market on such date.
The registrant had approximately 87,344,000 shares of its $0.0001 par value Common Stock outstanding as of February 28, 2022.
Documents incorporated by reference
The Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2022 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

Auditor Name:	KPMG LLP	Auditor Location:	Santa Clara, CA	Auditor Firm ID:	185
1

Table of Contents

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”), and incorporated herein by reference, are forward-looking statements. All statements other than statements of historical facts contained in this Report and such other materials, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•the duration and economic, operational and financial impacts on our business of the COVID-19 pandemic, as well as the actions taken by us, governmental authorities, clients or others in response to the continuance of the pandemic;
•the evolution of the enterprise software management and support landscape facing our clients and prospects;
•our ability to educate the market regarding the advantages of our enterprise software management and support services and products;
•estimates of our total addressable market;
•expectations for client savings;
•the occurrence of catastrophic events, including terrorism and geopolitical actions specific to an international region; that may disrupt our business or that of our current and prospective clients;
•our ability to maintain an adequate rate of revenue growth;
•our ability to maintain sufficient cash flow and capital;
•our ability to service the indebtedness under our Credit Facility;
•our business plan and our ability to effectively manage our growth and associated investments;
•our beliefs and objectives for future operations;
•our ability to expand our leadership position in independent enterprise software support and sell our new application managed services;
•our ability to attract and retain clients and our ability to further penetrate our existing client base;
•our ability to maintain our competitive technological advantages against new entrants in our industry;
•our ability to timely and effectively scale and adapt our existing technology;
•our ability to innovate new products and bring them to market in a timely manner, including our recently announced application management services “AMS” offerings;
•our ability to capitalize on changing market conditions including a market shift to hybrid and cloud/SaaS offerings for information technology environments and retirement of certain software releases by software vendors;
•our ability to develop strategic partnerships;
•benefits associated with the use of our services;
•our ability to expand internationally;
•our ability to expand our marketing and sales capacities;
•our ability to raise equity or debt financing in the future or engage in other transactions to simplify our capital structure in the future;
•the effects of increased competition in our market and our ability to compete effectively;
•our intentions with respect to our pricing model;
•cost of revenues, including changes in costs associated with production, manufacturing, and client support;
•changes in tax laws or unfavorable outcomes of tax positions we take, or a failure by us to establish adequate reserves for tax events;
•our ability to maintain our good standing with the United States and international governments and secure new contracts;
•our ability to maintain, protect, and enhance our brand and intellectual property and costs associated with defending intellectual property infringement and other claims, such as those claims discussed under the section titled “Business—Legal Proceedings” and our expectations with respect to such litigation;
•our expectations concerning relationships with third parties, including channel partners and logistics providers;
•economic and industry trends or trend analysis;
•our ability to prevent unauthorized access to our information technology systems, protect the confidential information of our employees and clients and comply with privacy and data protection regulations;
•our ability to enhance stockholder value through our stock repurchase program;
•the attraction and retention of qualified employees and key personnel;
•future acquisitions of or investments in complementary companies, products, subscriptions or technologies;
•uncertainty from the discontinuance of LIBOR and transition to any other interest rate benchmarks;
-ii-

•the effects of seasonal trends on our results of operations, including the contract renewal cycles for vendor-supplied software support and managed services; and
•other risks and uncertainties, including those discussed under “Risk Factors” in Part I, Item 1A of this Report.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that are difficult to predict and many of which are outside of our control, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing market. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements in this Report are made as of the date of the filing, and except as required by law, we disclaim and do not undertake any obligation to update or revise publicly any forward-looking statements in this Report. You should read this Report and the documents that we reference in this Report and have filed with the SEC as exhibits to this Report with the understanding that our actual future results, levels of activity and performance, as well as other events and circumstances, may be materially different from what we expect.
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

Business Overview

Rimini Street, Inc. and its subsidiaries (together the "Company" or "we") is a global provider of enterprise software support products and services, and the leading independent software support provider for Oracle and SAP products, based on both the number of active clients supported and recognition by industry analyst firms. We founded our company to disrupt and redefine the enterprise software support market by developing and delivering innovative new products and services that fill a then unmet need in the market. We believe we have achieved and sustained our leadership position in independent enterprise software support by delivering on our mission to provide extraordinary technology solutions that achieve each client’s strategic, operational, and financial goals.

In September 2020, we announced the global availability of our award-winning, mission-critical, 24x7x365 support, application management, security and migration services beyond proprietary databases to leading open source database platforms, including MySQL, MariaDB, PostgreSQL and MongoDB.

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

In August 2019, we announced plans to globally offer AMS for SAP enterprise software, expanding the scope of support services we offer clients globally. This AMS service is in addition to our traditional enterprise Support Services. We are already providing this new SAP AMS service to clients in North and South America. The service includes system administration and SAP Basis support, system health monitoring with proactive analysis, preventative system recommendations and event detection; and enhancement support for complex SAP software landscapes.

In 2018 we announced support for Software as a Service (“SaaS”) solutions beginning with Salesforce products. As a partner of Salesforce, we provide our award-winning service and support for custom code, release updates and application integrations in addition to ongoing administrative, configuration and enhancement of Salesforce’s industry leading cloud solutions. We also provide support to clients for additional SaaS solutions that we will formally announce in the future. By providing support for SaaS as well as traditionally licensed enterprise software, Rimini Street unifies support for its clients across applications and software delivery models from one trusted provider, creating efficiencies and savings, simplifying support processes and enabling improved support outcomes.

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2021, SAP reported that support revenue represented approximately 41% of its total revenue and, for fiscal year 2021, Oracle reported a margin of 85% for cloud services and license support.

We believe that software vendor support is an increasingly costly model that has not evolved to offer licensees the responsiveness, quality, breadth of capabilities or value needed to meet the needs of licensees. Organizations are under increasing pressure to reduce their IT costs while also delivering improved business performance through the adoption and integration of emerging technologies, such as mobile, virtualization, internet of things (“IoT”) and cloud computing. Today, however, the majority of IT budget is spent operating and maintaining existing infrastructure and systems, in part as a result of software vendor policies and support models that are designed to benefit the vendor and force organizations to follow a vendor-dictated roadmap. As a result, we believe organizations are increasingly seeking ways to create competitive advantage and growth by redirecting budgets from expensive maintenance programs and costs to new technology investments that provide greater strategic value. We believe our software products and services help clients achieve these objectives by reducing the total cost of support.

We believe that AMS for enterprise software is a large market with significant unmet needs in client satisfaction and value. Traditional AMS providers compete on price, but the traditional AMS model is broken with a focus on a “land and expand” model based on initial cheaper, less-skilled workers but higher costs over time and frequently poor client satisfaction or degradation in service over time. Providers usually contract for lower-cost services with a goal to grow revenue through scope creep by adding hours to open tickets or selling new project work. These lower-cost AMS support models sound cost-effective, but their contractual structures can both enable and incent traditional AMS providers to maximize their own revenue at the expense of their clients by “addressing” issues (sometimes neither quickly nor efficiently), but not necessarily resolving them or their root causes. In addition, traditional AMS offerings are disparate and separate from software vendor support, with inherent inefficiencies and gaps that further limit responsiveness, root cause analysis and business value.

We believe organizations are realizing the value of an integrated, expert-led Support and AMS offering that eliminates inefficiencies, realizes joint value from the resolution of root causes that reduce issue volumes over time, and improves client satisfaction. Through our solution offerings, Rimini Street provides expert, ultra-responsive support and AMS, functioning as an extension of IT teams, with engineers available 24x7x365 around the globe for all AMS and enterprise software projects, and to fill skill gaps or help with rightsizing enterprise teams. Rimini Street teams deliver a wide variety of desired outcomes for a broad range of use cases such as supporting entire enterprise software systems, reducing costs, clearing backlogs, or facilitating the redeployment of IT teams for more strategic initiatives.

As of December 31, 2021, we employed over 1,660 professionals and supported over 2,840 active clients globally, including 72 Fortune 500 companies and 16 Fortune Global 100 companies, across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and currently have wholly-owned subsidiaries in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, Canada, the United Kingdom and the United States. We believe our primary competitors are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $374.4 million, $326.8 million and $281.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, representing a year-over-year increase of 15% and 16% for 2021 and 2020, respectively. We have a history of losses, and as of December 31, 2021, we had an accumulated deficit of $225.8 million. We had net income of $75.2 million, $11.6 million and $21.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. We generated approximately 53%, 59% and 64% of our revenue in the United States and approximately 47%, 41% and 36% of our revenue from our international business for the years ended December 31, 2021, 2020 and 2019, respectively.

Our Industry

We believe most enterprise software vendors have historically licensed the rights for customers to use their software. In a traditional licensing model, the customer typically procures a perpetual software license and pays for the license in a single upfront fee (“perpetual license”), and base software support services can be optionally procured from the software vendor for an annual fee that averages 22% of the total cost of the software license. In a newer subscription-based licensing model, such as software as a service, or SaaS, the customer generally pays as it goes for usage of the software on a monthly or annual basis (“subscription license”). Under a subscription license, the product license and a base level of software support are generally bundled together as a single purchase, and the base level of software support is not procured separately nor is it an optional purchase.

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

We believe enterprises are steadily increasing their use of open source databases, which have now surpassed commercial databases in popularity according to DB-Engines, in order to save on license and support costs, speed time to results, and avoid complex license compliance issues. We believe there is a gap in open source database support for enterprises. Trial-and-error self-support and open source community support are generally insufficient to allow IT organizations to meet service level requirements of business applications or to bring nonproduction workloads under their administration. We further believe enterprises seek help in navigating how to migrate parts of their enterprise software portfolio to open source software and in supporting the resulting hybrid environment.

In our experience, enterprises are not broadly satisfied with the service level and quality of current AMS available in the market. We believe traditional AMS models are based on initial cheaper, less-skilled workers but higher costs over time and frequently poor client satisfaction or improvement in service over time. We believe enterprises are increasingly recognizing that these lower-cost AMS support models sound cost-effective, but their contractual structures can both enable and incent traditional AMS providers to maximize their own revenue at the expense of their clients. We also believe there are gaps in service levels and efficiency between software vendor support and AMS offerings that limit responsiveness, root cause analysis and business value.

Today, we believe many organizations are defining business-driven roadmaps that better enable competitive advantage and growth by combining different software under perpetual, subscription and open source licenses into an integrated business platform that is deployed across their own systems and cloud providers, commonly referred to as hybrid IT environments. For these organizations, the cost of operating and supporting their hybrid IT environments consumes too many financial and labor resources and prevents the strategic investment that is needed to compete effectively, grow revenue and improve margins.

For all these reasons and others, we believe the software products and services historically offered by software vendors, such as IBM, Microsoft, Oracle and SAP, do not meet the full and evolving needs of their customers across perpetual, subscription and open source software, and are too expensive. We further believe that disparate AMS offerings from other managed service providers are disconnected from the needs of enterprises and promote incremental costs and inefficiencies. The product, service and cost gaps have created a significant market opportunity for our unique portfolio of solutions for software support and management to meet the underserved needs of enterprise software licensees at a value-driven price point.

 Our Solutions

Our subscription-based software support products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products and services offered by enterprise software vendors for their products. Features, service levels, service breadth, technology and pricing differentiate our software products and services from our competitors. We believe clients utilize our software products and services to achieve their strategic, operational, and financial objectives.

At a more granular level, our support services enable our clients to achieve substantial cost savings; receive more responsive and comprehensive support; obtain support for their customized software that is not generally covered under the enterprise software vendor’s service offerings; enhance their software functionality, capabilities, and data usage; and protect their systems and extend the life of their existing software releases and products. Our products and services seek to enable our clients to keep their mission-critical systems operating smoothly and to remain in tax, legal and regulatory compliance; improve productivity; and better allocate limited budgets, labor and other resources to investments that provide competitive advantage and support growth.

The following table summarizes and compares our base software support features to what management believes in its experience are the typical features of enterprise software vendors:

Base Software Support Feature	Rimini Street	Typical Enterprise Software Vendor
Significant Annual Cost and Resource Savings Compared to the Software Vendor	•
Guaranteed 10-Minute Response Time 24x7 For Critical (Priority 1) Issues	•
Guaranteed Cadence of Case Update Communications for Open Cases	•
Named Primary Support Engineer for Each Client	•
Issue Resolution and Software Bug Fixes	•	•
Support for Application Customizations	•
Operational, Installation, Configuration and Upgrade Support	•	•
Migration Support	•
Performance, Interoperability and Integration Support	•
Security Support (RSI - Security Advisory Services only)	•	•
Localization Support	•
New Features, Functions and Technical Releases	•	•
Tax, Legal and Regulatory Updates	•	•

Our current software support products and service offerings cover a broad range of enterprise software vendors, product families and product lines. In the future, we intend to expand our support to new vendors and products to meet the growing and diverse needs of our clients. The table below sets out the vendors and products we currently support:

Supported Vendor or Product Category	Supported Software
SAP Applications	Business Suite, R/3, BusinessObjects, S/4HANA, SuccessFactors, Ariba
SAP Databases	HANA, Sybase, IQ, MaxDB, SQL Anywhere
Oracle Applications	E-Business Suite, PeopleSoft, JD Edwards - Enterprise One, JD Edwards – World, Siebel, Hyperion, Oracle Retail (Retek), Agile Product Lifecycle Management (PLM), ATG Web Commerce, Oracle Utilities, Financial Services Analytical Applications (OFSAA), Communications, Endeca, Demantra, Governance Risk and Compliance (GRC), Oracle Transportation Manager (OTM), Primavera, Oracle Global Knowledge Software Releases/ User Productivity Kit (UPK)
Oracle Technology	Oracle's Application Integration Architecture Releases, Goldengate, OBI and OBIEE, Essbase, Fusion Middleware, Identity Management, Weblogic, WebCenter, SOA Suite, Oracle Data Integrator (ODI)
Oracle Databases	Oracle Database
Microsoft Databases	SQL Server
IBM Databases	DB2
Open Source Databases	PostgreSQL, MySQL, MongoDB, MariaDB
Salesforce	Service Cloud, Sales Cloud, Experience Cloud, Revenue Cloud, Marketing Cloud, Field Service Lightning
Other Software	Opentext

When we provide base software support for a perpetual license, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to approximately 25% of the annual fees charged by the software vendor for their base support. For support services relating to a subscription license, we generally offer our clients support and managed services for a fee based on the scope of the deployment and desired outcomes. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks for engineers accessing the client’s system than our standard employment security background check process. Rimini Street Extra Secure Support is an additional fee added to our base or supplemental support fee. Subscriptions for additional software products and services are available, designed to meet specific client needs and provide exceptional value for the fees charged.

Since our inception over 16 years ago, we have invested significant resources developing our proprietary knowledge, software tools and processes to meet the growing needs of our clients. During the year ended December 31, 2021, we have delivered approximately 97,000 tax, legal and regulatory updates to our global client base. We believe that we offer the most comprehensive scope of tax, legal and regulatory research from a single vendor, including collecting and analyzing information from more than 4,100 government sites, close to 3,500 information sources and over 26,000 localities for over 140 countries. We utilize a certified triple-scope verification process that involves multiple third-parties such as premier subject matter experts including industry associations as well as accounting, consulting and law firms. Our capabilities are enabled by our proprietary data capture, management and analysis tool and ISO 9001:2015 based management system processes that we believe provide us with a significant competitive advantage.

Sales and Marketing

We sell our solutions through our global direct sales organization. We organize our sales force by geographic region with sales teams currently covering North America, Latin America, Europe, Africa, the Middle East, Asia and Asia-Pacific. We organize our sales and marketing professionals into territory-specific teams in order to align sales and marketing towards common sales goals. In some cases, we organize our sales professionals in a specific region or territory by the industry of our prospective clients. A typical sales cycle with a prospective client begins with the generation of a sales lead through trade shows, industry events, online marketing, outbound calling or other means of referral. The sales cycle for our support services continues with an assessment of the prospective client’s support contract renewal date, sales presentations and, in many cases, client reference calls. Our sales cycle can vary substantially from client to client, but typically requires six to twelve months. Enterprise software customers typically need to renew their contracts on an annual basis so there is already budget for our support services, and that budget is usually larger than our fees since most of our prospective clients are enterprise software vendor customers paying higher annual fees for their current support services. The sales cycle for our AMS or other services, beyond our core support services, may or may not be replacing the services of an incumbent vendor and therefore may not be dependent on the renewal date of an existing annual contract.

We attempt to commence discussions with prospective clients far enough in advance of that prospective client’s current support service end date to provide enough time to complete the sale and to perform certain transition tasks. In certain situations, we will engage with a prospective client over multiple renewal cycles. In addition to new client sales and sales to existing clients, we have a dedicated sales team focused on renewals of existing clients.

We generate prospect leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target chief financial officers, chief information officers, other IT executives, senior business leaders and procurement specialists, focusing on the unique benefits of our offerings. Additionally, our marketing programs serve to create further market awareness of the benefits of independent enterprise software support and our broader portfolio of support and related offerings. As a result of our efforts in educating organizations on the alternatives to vendor support, we believe we are recognized as a thought leader in this market.

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

Unique enterprise software support model, products and services

Our enterprise software support model, products and services differentiate us from traditional enterprise software vendors. We built our company from the ground up to disrupt the 30-year old traditional enterprise software vendor support model. We are focused on delivering unique, highly responsive and award-winning enterprise software support solutions. We believe our innovative support products and services, offered at a value-driven price point, provide a significant return on investment for our clients that cannot be achieved by use of traditional enterprise software vendor offerings. Our highly qualified Primary Support Engineers have an average of over 20 years of relevant industry experience, which provides us with a competitive advantage and is a key element of our proven track record of providing exceptional client service.

Comprehensive support services

We offer clients a comprehensive suite of independent support offerings in terms of features and capabilities; global breadth; vendor products and releases supported; and tax, legal and regulatory updates. We believe our continued investment in our software support products and services will expand our scope of services to the benefit of our clients.

Scalable business model

We have developed proprietary knowledge, software tools and processes in the design, development and delivery of our enterprise software support services. We have also designed an innovative support model that organizes our support engineers into modular, scalable teams. We believe our client support model enables us to quickly and cost-effectively scale to meet growing global demand in our existing product lines. We have become proficient at applying our support methodologies and approach to new product lines, enabling us to rapidly and efficiently support additional enterprise software products in the future. We have increased our ability to scale by investing in support-related infrastructure and by developing patent pending artificial intelligence support applications that further optimize our support processes and ensure service delivery outcomes at scale for our clients. Additionally, we have received ISO certifications for our support services, which we believe helps ensure our clients consistently receive high quality, responsive service as our client base continues to grow.

Large global client base

As of December 31, 2021, we supported over 2,840 active clients globally, including 72 Fortune 500 companies and 16 Fortune Global 100 companies. We also believe that our proven ability to deliver value to an extensive list of clients across a broad range of industries validates our business model and provides us with important references to prospective clients.

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

Highly experienced management team

Our senior management team has over 150 years of combined experience in the enterprise software and services industry with companies such as Accenture, Agile, EDS, Hewlett-Packard, JD Edwards, Oracle, PeopleSoft, Rackspace, Saba, and SAP and with a significant amount of time and experience focused on building, managing and delivering support products and services. We believe our senior management team’s significant relevant industry experience positions us to continue to extend our market leadership.

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

Continue global expansion

For the year ended December 31, 2021, we generated approximately 47% of our revenue outside of the United States. We believe that there is a large opportunity to grow our global business by increasing our direct sales force and by selective utilization of strategic marketing and sales partnerships around the world. We attribute revenue to individual countries based on the location of the contracting entity. No foreign country comprised more than 10% of revenue for the three-year period ended December 31, 2021.

 Expand the portfolio of supported vendors and products

Since our inception over 16 years ago, we have developed a comprehensive portfolio of enterprise software support and related products and services, including Support Services for applications, technologies and databases, Management Services for applications, technologies, databases, cloud and security, Professional Services, and more than 20 Rimini Street products. These products and services cover over 40,000 SKUs of software and technologies from primarily five software vendors, Oracle, SAP, Salesforce, Microsoft and IBM, as well as for open source software. We believe there is a significant market opportunity to offer support for additional product lines, and we intend to extend our support service offerings to additional enterprise software products.

Capitalize on the shift to hybrid IT

We believe organizations are increasingly creating more complex IT environments that are a mixture of multiple technologies, business models and vendors, including perpetual license and subscription license software solutions, deployed across the client’s system and cloud computing providers (hybrid IT environments), and consisting of proprietary and non-proprietary open source software, all from a multitude of different technology vendors. We believe traditional enterprise software vendors and general consulting firms cannot effectively support these heterogeneous environments because of complex integrations, customizations, multi-vendor relationships and other unique challenges. Further, we believe a hybrid IT strategy enables organizations to reliably and cost-effectively run their business on an existing, stable core enterprise software platform, while at the same time enabling them to more quickly adopt new innovative applications and services, including digital, cloud, mobile and analytics. Multi-application, multi-environment solutions create a unique growth opportunity for independent support providers like Rimini Street.

Further penetrate our existing client base

We intend to increase adoption of our services among our existing clients by selling additional support contracts for other software products within their organizations as well as contracts for new services, including AMS, security, and other services. As of December 31, 2021, approximately 63% of our over 1,470 unique clients have selected us to provide support for more than one product line, and we believe there is additional opportunity for growth with our existing client base. Our client-centric focus in combination with the critical nature of our services, enables us to maintain close working relationships with primary decision makers, which we believe helps us identify and capitalize on additional growth opportunities, including products, business divisions and geographies, within our existing client base.

Expand AMS global offering

AMS for SAP and Oracle enterprise software was launched during the second half of 2019 and integrates our ultra-responsive traditional Support Services with clients day-to-day AMS needs. AMS is comprised of system administration, operational support, health monitoring and enhancement support and we believe this offering can provide clients a better model, better people, and better outcomes with higher satisfaction and significant savings of time, labor and money. In addition, as a Salesforce partner, we offer premium support for their Salesforce Sales Cloud, Salesforce Service Cloud, and other Salesforce products.

Launch new enterprise software support solutions

We intend to develop and bring to market new software products and services that help our clients with various business and support functions. For example, we announced Rimini Street Advanced Database Security in 2018, a new subscription product that, enhanced with technology from McAfee, a global leader in cybersecurity, protects databases from known vulnerabilities by monitoring and analyzing database communications traffic and allowing faster blocking of attempted attacks using advanced virtual patching technology. We more recently began offering Rimini Street Advanced Application Middleware Security, another subscription security product that protects applications and middleware against both known and unknown vulnerabilities.

Client Service Delivery

Client Support Delivery

Our Client Support Delivery operation is staffed globally and provides product support services to our clients 24 hours a day, seven days a week. A key element of our support delivery model is the assignment of one or more named Primary Support Engineers (“PSEs”), who serve as the primary product support contact for our clients. PSEs provide technical advice, functional expertise and general support to ensure the resolution of all support issues. Our PSEs are focused exclusively on supporting our clients and have on average over 20 years of experience and significant real-world understanding of client implementations and deployments. For the year ended December 31, 2021, we delivered an average support call response time of less than two minutes for an experienced engineer to engage with a client to address critical (P1) and serious (P2) issues, which is significantly shorter than the 10-minute guaranteed response time that is standard in our client support agreements.

Each PSE works as part of our global network of engineers, and provides deep expertise for a vendor, product family and product line. Support engineers across the company are able to leverage their collective knowledge and experience to meet the complex support needs of our clients.

In May 2020, we announced our first patent pending artificial intelligence support applications. These AI applications were developed by Rimini Street’s Global Service Delivery Innovation Team, whose mission is to invent innovative solutions that further enhance a client’s overall service experience. Built using open source technologies, the AI Applications can be integrated into support processes along with other new AI Applications when they become available. Our AI applications have already delivered substantial service benefits to clients, including accelerating case resolution times by an average of 23% and reducing cases that develop urgency by 29%.

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

We believe the quality and scope of our Product Delivery processes and deliverables surpass those of traditional enterprise software vendors. For example, we maintain updates for tax, legal, and regulatory changes for over 100 countries on a continuous basis by employing a rigorous software development lifecycle that complies with ISO 9001:2015 standards to ensure that required and identified tax, legal, and regulatory changes are delivered in an accurate and timely manner that based on management’s experience and analysis, we believe is typically earlier than traditional enterprise software vendors. Our Product Delivery organization is scalable and has the capability to deploy its solutions for additional countries based on the needs of our clients. For the year ended December 31, 2021, we have delivered over 97,000 tax, legal and regulatory updates to clients with quality and accuracy.

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

Client Engagement

Client success managers in our Client Engagement organization serve as a single point of contact for all non-product support related client issues. The Client Engagement organization works closely with our Support, Product Delivery and Sales organizations to provide an exceptional client experience with superior client satisfaction and success, with the ultimate goal of retention, renewal and expansion of our client contracts. The Client Engagement team oversees the following client management processes:

Onboarding

When a client switches to our support products and services, a client success manager oversees the onboarding process, which is a set of interwoven processes that new clients undertake to facilitate a successful migration to our support model. During this time, we help clients smoothly transition their support while we gain an in-depth understanding of a client’s business needs, IT infrastructure, IT strategies and objectives.

Account Management

Following the onboarding period, client success managers coordinate our resources and capabilities to provide personalized support to each client. When issues arise, client success managers escalate them within our organization as appropriate to help ensure client satisfaction. Client success managers are also tasked with establishing and maintaining executive relationships and promoting expansion of usage and cross-sell of our extensive services within each client’s organization.

Account Retention

Client success managers play an integral role in client retention by helping to ensure our clients are realizing the full value of our service offering and working with our Renewal Sales team on the renewal and extension of client contracts.

Clients

As of December 31, 2021, we supported over 2,840 active clients globally, including 72 Fortune 500 companies and 16 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We define a unique client as a distinct entity, such as a company, an educational or government institution or subsidiary, division or business unit of a company that purchases one or more of our products or services. For example, we count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services.

Employees and Human Capital Strategy

We have built our culture centered on our dedication to provide our clients with an exceptional service experience. Our employees focus on providing exceptional service to our clients, and we strive to foster an environment that enables and encourages them in this pursuit. To this end, we view all employees as partners and are committed to providing an exciting, participatory and team-oriented work environment. This commitment starts with our Core Values, known as our “4Cs”:

Who is Rimini Street?

As we grow and evolve, our shared Purpose, Mission, and 4 Cs continue to guide and drive us.

Purpose

Create a better world through equal opportunity for all

Mission

To provide extraordinary technology solutions powered by extraordinary people that achieve each client's strategic, operational, and financial goals

The Rimini Way

- We strive to deliver the extraordinary, always
- We choose what is right, not what is easy
- We stand for equality and fairness for all
- We act with urgency, driven by our passion for quality

Our 4 Cs

Company

Dream big, innovate boldly and operate at the highest ethical, professional, and quality standards

- Taking ownership and pride in all we do
- Prioritizing client over Company

Clients

Improve client performance significantly

- Relentlessly pursuing solutions for clients
- Delivering unmatched client care rooted in passion for service

Colleagues

Build a great company that attracts, develops, inspires, and retains extraordinary people

- Sharing a common purpose, mission, and values
- Fostering a high-performance, results-focused culture based on mutual respect, professionalism, and appreciation

Communities

Leave the world better than we found it

- Offering a helping hand
- Creating equal opportunity for all

Rimini Street

As a key aspect of our success, we believe our culture enables us to recruit and retain high quality talent. In addition, we strive to offer compensation, bonus and benefit programs appropriate for proven top-performing professionals. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives, and opportunities for long-term incentives. Furthermore, we believe our remote delivery model provides an attractive employment option for our highly experienced PSEs compared to consulting roles that can require significant travel and also reduces our carbon footprint, consistent with our interest in supporting environmental sustainability. Further, we offer programs and resources designed to support the mental, physical, social and financial well-being of our employees. In addition to resources available through our health care plan providers, we provide voluntary web-based training, using a videoconference platform, on health and wellness topics (such as first aid/CPR, fire safety, and how to prepare for inclement weather conditions), as well as professional development seminars on topics such as time management and leadership skills.

We are committed to creating a diverse and inclusive environment and are proud to be an Equal Employment Opportunity Employer. All qualified applicants will receive consideration for employment without regard to age, race, color, religion, national origin, sexual orientation, gender or gender identity, disability and protected veterans’ status or any other characteristic protected by law.

In both 2020 and 2021, in response to the COVID-19 pandemic, we provided special compensation bonuses for lower-paid employees and special compensation bonuses for the few of our employees who tested positive for COVID-19. Please refer to Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19” for additional information on this topic.

Finally, through the Rimini Street Foundation, which is privately funded by the Company, we encourage our employees to support humankind and share our company’s success by investing back into the communities we serve through in-kind donations, employee time and Company financial support.

As of December 31, 2021, we employed over 1,660 professionals globally. We also engage temporary employees and consultants as needed. None of our U.S. based employees are covered by collective bargaining agreements. Certain of our non-U.S. based employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in particular jurisdictions, as required by local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

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

We maintain a formal and comprehensive information security management system, which is certified to ISO 27001: 2013. It is designed to ensure the confidentiality and integrity of client data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. We strictly regulate and limit all access to our offices, have deployed advanced security software and hardware, and utilize advanced security measures.

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

Competition

We compete in the markets for enterprise software support products and services and management services. The support market has been dominated by the enterprise software vendors as the primary support providers for their own products. We believe the competitive service market with new independent competitors is still relatively undeveloped and maturing. As a result, we believe our primary competition today comes from the enterprise software vendors who license the products we service, such as IBM, Microsoft, Oracle and SAP. We expect that continued growth in our market could lead to significantly increased competition resulting from new entrants. In the meantime, our success will depend to a substantial extent on the willingness of companies to engage an independent service vendor such as us to provide software maintenance and support services for their enterprise software.

The AMS market is dominated by large system integrators and consulting firms. In contrast to the support market, the AMS market is highly competitive and historically, price has been a significant factor in vendor selection. We expect this market to continue to be highly competitive. Our growth in management services will rely in part on our ability to differentiate the value and benefits of our fully integrated support and management solutions compared to current offerings or internal resources.

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

We believe we compete favorably with our competitors on the basis of these factors. Our support management model allows us to gain an in-depth understanding of a given client’s unique software environment, enabling rapid and accurate responses to the client’s support requests. We provide our clients with comprehensive software support and management capabilities, including full support for add-ons and custom code as part of our services, something that, based on management’s experience and belief, enterprise software vendors typically do not provide with their standard support offering. We also offer our clients a relative discount to the fees they would otherwise pay their enterprise software vendor for their support services and enable them to avoid or defer undesired, costly upgrades. By eliminating unnecessary upgrades, additional resources to support customizations and providing savings on support fees, based on management’s experience, belief and estimates, our clients can save up to approximately 1.5 times their traditional vendor base support fees per year when using our base support services over a 10-year period. We have also invested significant resources developing our unique service methodologies and a data capture and management process to deliver comprehensive tax, legal and regulatory updates tailored for each client.

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

On December 17, 2019, the United States Patent and Trademark Office granted Rimini Street its first patent, U.S. Patent No. 10,509,639 for the invention “Automatic Software-Update Framework”. On August 18, 2020, the United States Patent and Trademark Office granted Rimini Street its second patent, U.S. Patent No. 10,749,926 for the invention “Proxy for Modifying HTTP Messages to Comply with Browser,” and on November 23,2021, the United States Patent and Trademark Office granted Rimini Street its third patent, U.S. Patent No. 11,182,707 for the invention "Case Assignment Advisor," which is a proprietary artificial intelligence (AI) based application. We currently have four patent applications pending in the United States. We own U.S. Patent No. 10,509,639 which will expire in August 2035, U.S. Patent No. 10,749,926 which will expire in September 2034, and U.S. Patent No. 11,182,707 which will expire in July 2039, as long as the patent maintenance fees are paid during the corresponding fee payment windows.

We maintain trademark registrations for the Rimini Street and Engineered for Support trademarks in the United States. We also maintain trademark registrations for Rimini Street in Canada, the European Union, China, Japan, India, Australia and certain other countries. Such registered trademarks will expire unless renewed at various times in the future. We have also applied for registration of Rimini Street as a trademark in certain other countries.

Policing unauthorized use of our processes and software tools and intellectual property rights is difficult. As of December 31, 2021, we are not aware of any breaches of our intellectual property rights.

Information about our Executive Officers.

The following table sets forth the names, ages and positions of our executive officers as of March 2, 2022:

Name	Age	Position
Executive Officers
Seth A. Ravin	55	Chief Executive Officer and Chairman of the Board of Directors
Gerard Brossard	57	Chief Operating Officer
Sebastian Grady	58	President
Nancy Lyskawa	59	Executive Vice President, Global Client Onboarding
Kevin Maddock	56	Executive Vice President and Chief Recurring Revenue Officer
Michael L. Perica	50	Executive Vice President and Chief Financial Officer
David Rowe	56	Executive Vice President, Global Transformation
Steven Salaets	44	Chief Information Officer & Executive Vice President, Global Shared Services
Brian Slepko	58	Executive Vice President, Global Service Delivery

Seth A. Ravin founded our company and has served as our Chief Executive Officer and Chairman of the Board since September 2005 and also served as our President from September 2005 to January 2011. Mr. Ravin has served as a member of our board of directors since September 2005. Prior to founding Rimini Street, Mr. Ravin served in various executive roles at TomorrowNow, Inc. from May 2002 to April 2005, most recently as President and a board director. TomorrowNow, Inc. was a supplier of software maintenance and support services for Oracle’s PeopleSoft and J.D. Edwards applications, and was acquired in January 2005 as a wholly-owned subsidiary of SAP America, Inc. From April 2000 to March 2001, Mr. Ravin served as Vice President of Inside Sales for Saba Software, Inc., a provider of e-Learning and human resource management software. From April 1996 to April 2000, Mr. Ravin served in various management roles at PeopleSoft, Inc. (acquired by Oracle), most recently as a Vice President of the Customer Sales Division. Mr. Ravin holds a Bachelor of Science in Business Administration from the University of Southern California.

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

David Rowe has served as our Executive Vice President, Global Transformation since September 2021. Previously, he served as our Executive Vice President and Chief Marketing Officer from March 2020 to September 2021, our Senior Vice President and Chief Marketing Officer from April 2012 to March 2020, our Senior Vice President of Global Marketing and Alliances from December 2008 to April 2012 and our Vice President Marketing and Alliances from September 2006 to

December 2008. Prior to joining us, Mr. Rowe served as Vice President of Product Management and Marketing at Perfect Commerce, Inc., an eProcurement company, from November 2004 to June 2006. From May 1995 to June 1999, Mr. Rowe held various positions with PeopleSoft, Inc. (acquired by Oracle Corporation), most recently serving as Director, Product Strategy. From July 1988 to April 1995, Mr. Rowe served in various roles at Accenture (formerly Andersen Consulting). Mr. Rowe holds a Bachelor of Science degree in Engineering from Harvey Mudd College.

Steven Salaets joined our company in 2009 and has served as our Chief Information Officer & Executive Vice President, Global Shared Services since January 2022. Previously, he served as our Chief Information Officer, Chief People Officer & Executive Vice President, Global Security, Facilities, Quality and Internal Audit from July 2020 to January 2022, our Chief Information Officer and Executive Vice President, Global Security, Internal Audit and Quality from March 2020 until July 2020, our Chief Information Officer & Senior Vice President, Global Security, Quality and Internal Audit from December 2019 until March 2020 and our Senior Vice President, Global Security & Compliance and Chief Information Officer from August 2018 to December 2019. Prior to that, he served as our Group Vice President, Information Technology & Global Security, Compliance and Internal Audit (December 2016 to July 2018) and our Group Vice President, Global Human Resources and Global Security, Risk and Compliance (September 2013 to November 2016). Prior to September 2013, he held multiple other senior and director-level roles within our company focused on global security, risk and compliance. Prior to joining our company Mr. Salaets held management-level positions with Moody’s KMV and Wind River. He holds a Bachelor of Science degree in Computer Science from Groep-T in Leuven, Belgium.

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

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website address is www.riministreet.com. The information contained on our website is not incorporated by reference in this, or any other, SEC filing.

Item 1A.    Risk Factors

Various factors could affect our business, financial condition, results of operations and cash flows. Any of the principal factors described in this section or other risks described elsewhere in this Report could result in a significant or material adverse effect on our business, financial condition, results of operations and cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any of these factors should materialize, the trading price of our securities and the value of your investment might significantly decline.

You should also refer to the explanation of the qualifications and limitations on forward-looking statements under “Cautionary Note Regarding Forward-Looking Statements” set forth in the introduction to Part I of this Report. All forward-looking statements made by us are qualified by the risk factors described below.

The following is a summary of some of the principal risk factors which are more fully described below.

Risks Related to Our Business, Operations and Industry
•Since 2010, we have been involved in continuing litigation with Oracle. An adverse outcome in the litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices.
•The Oracle software products that are part of our litigation represent a significant portion of our revenue.
•Our ongoing litigation with Oracle presents challenges for growing our business.
•Oracle has a history of litigation against companies offering alternative support programs for Oracle products.
•The duration of and continued impacts on our business of the COVID-19 pandemic, as well as the responsive actions taken by governments or clients, may have a material adverse effect on our business.

•The market for independent software support services is relatively undeveloped and may not grow.
•We face significant competition.
•We have had a history of losses and may not achieve or sustain revenue growth or profitability in the future.
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
•Our past growth is not indicative of future growth, and, if we grow rapidly, we may not be able to manage our growth effectively.
•Our failure to generate significant capital or raise additional capital necessary to fund our operations and invest in new services and products could reduce our ability to compete and could harm our business.
•Our business may suffer if it is alleged or determined that our technology infringes others’ intellectual property rights.
•The loss of one or more key employees could harm our business.
•The failure to attract and retain additional qualified personnel or to expand our marketing and sales capacities could prevent us from executing our business strategy.
•Interruptions to or degraded performance of our services, including as a result of interruptions or performance problems with technologies provided by third parties, could result in client dissatisfaction, damage to our reputation, loss of clients, limited growth and reduction in revenue.
•We may experience fluctuations in our results of operations due to the sales cycles for our products and services, which makes our future results difficult to predict and could cause our results of operations to fall below expectations or our guidance.
•We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability, interest and/or penalties for past sales, which could adversely harm our business.
•We may need to change our pricing to compete successfully.
•If we are not able to scale our business quickly and grow efficiently, our results of operations could be harmed.
•Our business will be susceptible to risks associated with global operations as our growth strategy involves further expansion of our sales to clients outside the United States.
•Consolidation in our target sales markets is continuing at a rapid pace, which could harm our business.
•If there is a widespread shift by clients or potential clients to enterprise software vendors, products and releases for which we do not provide software products or services, our business would be adversely impacted.
•Cybersecurity threats continue to increase in frequency and sophistication; if our data security measures are compromised or our services are perceived as not being secure, clients may curtail or cease their use of our services, our reputation may be harmed, and we may incur significant liabilities.
•We are subject to governmental and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.
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
•The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon future events, the effects of which cannot be determined; if we are not able to use a significant portion of our net operating loss carryforwards, our profitability could be adversely affected.
•We are a multinational organization, and we could be obligated to pay additional taxes in various jurisdictions.
•Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

Risks Related to our Indebtedness, Capitalization Matters and Corporate Governance
•Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility.
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
•Our most significant stockholders hold registration rights with respect to our common stock, and future resales of our Common Stock held by significant stockholders may cause the market price of our Common Stock to drop significantly.
•Our stock repurchase program could affect the price of our Common Stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Common Stock.
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

Risks Related to Our Business, Operations and Industry

Risks Related to Litigation

We and our Chief Executive Officer have been involved in continuing litigation with Oracle since 2010. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results.

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

After completion of jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and we were found liable for only one claim: “innocent infringement,” a jury finding that we did not know and had no reason to know that our former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. We were ordered to pay a judgment of $124.4 million in 2016, which we promptly paid and then pursued appeals. With interest, attorneys’ fees and costs, the total judgment paid by us to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by our insurance carriers (for additional information on this topic, see Note 10 to our audited condensed consolidated financial statements included in Part II, Item 8 of this Report).

Since November 2018, we have been subject to a permanent injunction which prohibits us from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights.

On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction, which we opposed. On January 12, 2022, the District Court issued its findings and order, following an evidentiary hearing held in September 2021, regarding whether (i) we violated the injunction for certain accused conduct and (ii) should be held in contempt in those instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate.

In the order, the District Court ruled in favor of us with respect to five out of ten items. With respect to the other five items, the District Court found that we violated the permanent injunction, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. We reserve all rights, including appellate rights, with respect to the District Court rulings and findings.

On February 7, 2022, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision. At this time, we believe that we are substantial compliance with the injunction and have complied with the order regarding the quarantining of certain computer files. On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until our appeal is resolved. As of December 31, 2021, we have accrued $7.5 million, consisting of $0.6 million for the awarded sanctions and $6.9 million for an estimate related to reasonable attorneys’ fees and costs. Regarding our estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with the express terms of the injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the pendency of the injunction, alone, or the District Court’s January 12, 2022 order relating to the injunction described above, could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot assure you that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.

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

On September 15, 2020, the District Court issued an order resolving the parties’ motions for summary judgment. It found infringement of 17 Oracle PeopleSoft copyrights for work we performed for a discrete set of “gap customers” that were supported by processes litigated in Rimini I, and that became our customers after Rimini I was filed. The District Court also found infringement of four Oracle PeopleSoft copyrights involving support of two specific clients, described by the District Court as “limited cases” and involving “limited circumstance[s].” There was no finding of infringement on any other Oracle copyrights at issue.

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

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be rulings by the District Court in Rimini II, the District Court in Rimini I, and possibly the Ninth Circuit Court of Appeals (“Court of Appeals”) in both Rimini I and Rimini II in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigations. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may decline. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue to vigorously litigate the pending matters in Rimini I and Rimini II, we are unable to predict the timing or outcome of these lawsuits. No assurance is or can be given that we will prevail on any appeal, contempt proceeding, claim, or counterclaim.

See the section titled “Legal Proceedings” in Part I, Item 3 and Note 10 of our audited condensed consolidated financial statements included in Part II, Item 8 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the year ended December 31, 2021, approximately 64% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 11% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt proceeding result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the existence of this ongoing litigation, including the January 12, 2022 District Court order, could negatively impact the value of our equity securities, and could negatively impact our ability to raise additional equity or debt financing.

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

Other Risks Related to Our Business, Operations and Industry

The duration of and continued economic, operational and financial impacts on our business of the COVID-19 pandemic, as well as the actions taken by governmental authorities, clients or others in response to the pandemic may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In response to the continued uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken precautionary measures to protect the health and well-being of our employees, clients, and the communities in which we operate. We have established work-at-home arrangements for most of our employees and continue to conduct business with restrictions on non-essential business travel, a no in-person event marketing strategy and a partially remote sales model. We believe that many of our clients are doing and will continue to do the same. These precautionary measures could impact our clients’ and potential clients’ ability or willingness to participate in our sales, marketing and client success efforts, which could adversely affect our business, financial condition and results of operations. Further, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. While some of our offices have partially re-opened with limited staffing, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee held and safety are satisfied. The

COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may delay prospective clients’ decisions regarding engaging our services, impair the ability of our current clients to make timely payments to us, cause our current clients to ask for payment concessions or discounts, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed.

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

The market for independent enterprise software support services is still relatively undeveloped, has not yet achieved widespread acceptance and may not grow quickly or at all. Our success will depend to a substantial extent on the willingness of companies to engage a third party such as us to provide software support services for their enterprise software. Many enterprise software licensees remain hesitant to use a third party to provide such support services, choosing instead to rely on support services provided by the enterprise software vendor. Other enterprise software licensees have invested substantial personnel, infrastructure and financial resources in their own organizations with respect to support of their licensed enterprise software products and may choose to self-support with their own internal resources instead of purchasing services from the enterprise software vendor or an independent provider such as ourselves. Particularly because our market is relatively undeveloped, we must address any potential clients’ concerns and explain the benefits of our approach to convince them of the value of our services. If companies are not sufficiently convinced that we can address their concerns and that the benefits of our services are compelling, then the market for our services may not develop as we anticipate, and our business will not grow.

We face significant competition from both enterprise software vendors and other companies offering independent enterprise software support services, as well as from software licensees that attempt to self-support, which may harm our ability to add new clients, retain existing clients and grow our business.

Our current and potential competitors may have significantly more financial, technical, sales and marketing teams and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. We face intense competition from enterprise software vendors, such as Oracle and SAP, who provide software support services for their own products. Enterprise software vendors have offered, and may continue to offer, discounts to companies to whom we have marketed our services. In addition, enterprise software vendors may take other actions in an attempt to maintain their support service business, including changing the terms of their customer agreements, the functionality of their products or services, or their pricing terms. For example, starting in the second quarter of 2017 Oracle has prohibited us from accessing its support websites to download software updates on behalf of our clients who are authorized to do so and permitted to authorize a third party to do so on their behalf. In addition, various support policies of Oracle and SAP may include clauses that could penalize customers that choose to use independent enterprise software support vendors or that, following a departure from the software vendor’s support program, seek to return to the software vendor to purchase new licenses or services. Further, our current and potential competitors and enterprise software vendors may develop and market new technologies that render our existing or future services less competitive or obsolete. Competition could significantly impede our ability to sell our services on terms favorable to us, and we may need to decrease the prices for our services to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our results of operations will be negatively affected.

There are also several smaller vendors in the independent enterprise software support services market with whom we compete with respect to certain of our services. We expect competition to continue to increase in the future, particularly if we prevail in Rimini II, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices. In addition, certain independent enterprise software support organizations may have or may develop more cooperative relationships with enterprise software vendors, which may allow them to compete more effectively than us over the long term. To the extent any of our competitors have existing relationships with potential clients for enterprise software products and support services, those potential clients may be unwilling to purchase our services because of those existing relationships, which could cause the demand for our services to be substantially impacted. Further, our competitors may attempt to use the pendency of the injunction, or the January 12, 2022 District Court order relating to the injunction described above under “Risks Related to Litigation,” to dissuade certain of our prospective or existing clients from purchasing or continuing to purchase our services.

We have had a history of losses and may not achieve or sustain revenue growth or profitability in the future. Further, if we are unable to attract new clients or retain and/or sell additional products or services to our existing clients, our revenue growth will be adversely affected.

We had net income of $75.2 million for the year ended December 31, 2021, and we had an accumulated deficit of $225.8 million as of December 31, 2021. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

Additionally, we intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the increased compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. Further, many companies with which we compete have larger and longer-tenured sales and marketing teams, which may impact the ability to grow our business, which could have an adverse effect on our revenue and growth. If we are unable to achieve and sustain revenue growth or profitability, the market price of our securities may significantly decrease.

If our retention rates decrease, or we do not accurately predict retention rates, our future revenue and results of operations may be harmed.

Our clients have no obligation to renew their product or service subscription agreements with us after the expiration of a non-cancelable agreement term. In addition, the majority of our multi-year, non-cancelable client agreements are not pre-paid other than the first year of the non-cancelable service period. We may not accurately predict retention rates for our clients. Our retention rates may decline or fluctuate as a result of a number of factors, including our clients’ decision to license a new product or release from an enterprise software vendor, our clients’ decision to move to another enterprise software vendor, product or release for which we do not offer products or services, the impact of the COVID-19 pandemic on our clients’ businesses, client satisfaction with our products and services, the acquisition of our clients by other companies, and clients going out of business. If our clients do not renew their agreements for our products and services or if our clients decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services.”

Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our results of operations.

As a subscription-based business, we recognize revenue over the service period of our contracts. As a result, much of our reported revenue each quarter results from contracts entered into during previous quarters. Consequently, while a shortfall in demand for our products and services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter, it could negatively affect our revenue in future quarters and full year periods. Accordingly, the effect of significant downturns in new sales, renewals or extensions of our service agreements for a quarter will not be reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable service contract term.

Due to the variability of timing in our sales cycle, if we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our results of operations and liquidity could be adversely affected.

We do not have a long operating history upon which to base forecasts of future operating revenue. In addition, the variability of the sales cycle for the evaluation and implementation of our products and services, which typically has been six to twelve months once a client is engaged, may also cause us to experience a delay between increasing operating expenses for such sales efforts, and the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our results of operations and liquidity in future reporting periods may be significantly below the expectations of the public market, securities analysts or investors, which could negatively impact the price of our Common Stock.

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

Our revenue grew from $326.8 million for the year ended December 31, 2020 to $374.4 million for the year ended December 31, 2021, representing a period over period increase of 15%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls, as well as our reporting systems and procedures. Further, we believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client service that has been central to our growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

Our failure to generate significant capital through our operations or raise additional capital necessary to fund and expand our operations, invest in new services and products, and service our debt could reduce our ability to compete and could harm our business.

We may need to raise additional debt under our Credit Facility and additional capital beyond those available under the Credit Facility and funds raised from our August 2020 Offering and our March 2021 Offering if we cannot fund our growth or service our debt through our operating cash flows. Should this occur, we may not be able to obtain additional debt or additional equity financing on favorable terms, if at all, which could harm our business, results of operations and financial condition. We are also subject to certain restrictions for future financings as discussed in the risk factor “The terms of our Credit Facility impose operating and financial restrictions on us.” If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of our Common Stock could decline. If we engage in additional debt financings, the holders of the debt securities or lenders would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would adversely impact the short-term price of our Common Stock, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition and reduce the value of our Common Stock.

Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against claims and litigation alleging infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Our ongoing litigation with Oracle relates in part to copyright infringement claims and, from time to time, we may receive threatening letters or notices alleging infringement or may be the subject of claims that our services and underlying technology infringe or violate the intellectual property rights of others. Any allegation of infringement, whether innocent or intentional, can adversely impact marketing, sales and our reputation.

We rely on our management team and other key employees, including our Chief Executive Officer, and the loss of one or more key employees could harm our business. Additionally, the failure to attract and retain additional qualified personnel or to expand our marketing and sales capabilities could prevent us from executing our business strategy.

The loss of our Chief Executive Officer or any of our key senior members of management could have a material adverse effect on our business, operating results and financial condition, particularly if we are unable to hire and integrate suitable replacements on a timely basis. Mr. Ravin has been under long-standing medical care for kidney disease, which includes ongoing treatment. Although Mr. Ravin’s condition has not adversely impacted his performance as Chief Executive Officer or on the overall management of the Company, we can provide no assurance that his condition will not affect his ability to perform the role of Chief Executive Officer in the future. Further, as we continue to grow our business, we will continue to adjust our senior management team. If we are unable to attract or retain the right individuals for the team, it could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business. We do not maintain key man life insurance on any of our employees.

Furthermore, to execute our business strategy, we must attract and retain highly qualified personnel, including sales personnel. Our ability to increase our client base and achieve broader market acceptance of our services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force globally. We are experiencing a very competitive recruiting environment, creating difficulty in hiring and retaining sufficient numbers of highly skilled sales personnel and other employees with appropriate qualifications. In particular, we have experienced extreme hiring competition in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and the other countries in which we operate. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel (including restrictions implemented during the COVID-19 pandemic), immigration, or the availability of work visas. Many companies with which we compete for experienced personnel have greater resources and less stock price volatility than we do. In making employment decisions, job candidates often consider the value of the equity incentives they are to receive in connection with their employment. If the price of our stock continues to experience significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required management, sales, marketing and support services personnel to profitably grow our business. If we fail to attract highly qualified new sales and other personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Moreover, our sales personnel typically take an average of between nine to twelve months before any new sales personnel can operate at the capacity typically expected of experienced sales personnel. This ramp cycle, combined with our typical six- to twelve-month sales cycle for engaged prospects, means that we will not immediately recognize a return on this investment in our sales results. In addition, the cost to acquire clients is high due to the cost of these marketing and sales efforts. Further, the cost of marketing and sales efforts will likely increase as we continue to offer new products and services, as even our experienced sales personnel will need to receive specialized training on our new offerings. Our business may be materially harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

Interruptions to or degraded performance of our service could result in client dissatisfaction, damage to our reputation, loss of clients, limited growth and reduction in revenue.

Our software support agreements with our clients generally guarantee a 10-minute response time with respect to certain high-priority issues. If we do not meet the 10-minute guarantee, our clients may in some instances be entitled to liquidated damages, service credits or refunds. To date, no such payments have been made.

We also deliver tax, legal and regulatory updates to our clients. If there are inaccuracies in these updates, or if we are not able to deliver them on a timely basis to our clients, our reputation may be damaged, and we could face claims for compensation from our clients and potentially lose clients.

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

We depend and rely on SaaS technologies and related services from third parties in order to operate critical functions of our business and interruptions or performance problems with these technologies or services may adversely affect our business and operating results.

We depend and rely on software-as-a-service, or SaaS, technologies and related services from third parties in order to operate critical functions of our business, including billing and order management, financial accounting services, and customer relationship management services. If these services become unavailable due to extended outages or interruptions, security vulnerabilities, or cyber-attacks, because they are no longer available on commercially reasonable terms or prices, or due to other unforeseen circumstances, our expenses could increase, our ability to manage these critical functions could be interrupted, and our processes for and ability to manage sales of our products, recognize revenue, and support our customers could be impaired, all of which could adversely affect our business and operating results.

We may experience fluctuations in our results of operations due to the sales cycles for our products and services, which makes our future results difficult to predict and could cause our results of operations to fall below expectations or our guidance.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control, including seasonality linked to certain of the sales cycles for our products and services. Historically, our sales cycle has been tied to the renewal dates for our clients’ existing and prior vendor support agreements for the products that we support. Because our clients make support vendor selection decisions in conjunction with the renewal of their existing support agreements with Oracle and SAP, among other enterprise software vendors, we have experienced an increase in business activity during the quarterly periods in which those agreements are up for renewal. However, because we have introduced and intend to continue to introduce products and services for additional software products that do not follow the same renewal timeline or pattern, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. Also, if we are unable to engage a potential client before its renewal date for software support services in a particular year, it will likely be at least another year before we would have the opportunity to engage that potential client again, given that such potential client likely had to renew or extend its existing support agreement for at least an additional year’s worth of service with its existing support provider. Furthermore, our existing clients generally renew their agreements with us at or near the end of each calendar year, so we have also experienced and expect to continue to experience heavier renewal rates in the fourth quarter.

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

We currently offer our clients support services for a fee that is equal to a percentage of the annual fees charged by the enterprise software vendor; therefore, changes in such vendors’ fee structures would impact the fees we would receive from our clients. If the enterprise software vendors offer deep discounts on certain services or lower prices generally, we may need to change our pricing models, which could have an adverse effect on our results of operations. In addition, we continue to add new products and services to our offerings. To the extent that we do not have substantial experience with pricing such new products and services, we may need to adjust our pricing models for these offerings over time to ensure that we remain competitive and realize a return on our investment in developing these new products and services. If we do not adapt our pricing models as necessary or appropriate, our revenue could decrease and adversely affect our results of operations.

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

We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. There can be no assurance that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented within budgets or on a timely basis, if at all. Any failure to efficiently scale our business could result in reduced revenue and increased expenditures and adversely impact our operating margins and results of operations.

Because our long-term growth strategy involves further expansion of our sales to clients outside the United States, our business will be susceptible to risks associated with global operations.

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $135.3 million for the year ended December 31, 2020 to $174.6 million for the year ended December 31, 2021, an increase of $39.3 million or 29%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

In the future, we may expand to other locations outside of the United States. Our current global operations and future initiatives will involve a variety of risks, including among others:

•changes in a specific country’s or region’s political or economic conditions;
•the occurrence of catastrophic events, including natural disasters, that may disrupt our business;
•changes in regulatory requirements, taxes or trade laws or the imposition of trade sanctions;
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
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into currency exchange rate hedging transactions;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general preferences for local vendors;
•limited or insufficient intellectual property protection;
•political instability or terrorist activities, including geopolitical actions specific to an international region;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the United States Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Our exposure in operating our business globally with the risks noted above and the unique challenges of each new geography increase the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our global operations and are unable to do so successfully and in a timely manner, our business and results of operations will be adversely affected.

Consolidation in our target sales markets is continuing at a rapid pace, which could harm our business in the event that our clients are acquired and their agreements are terminated, or not renewed or extended.

Consolidation among companies in our target sales markets has been robust in recent years, and this continuing trend poses a risk for us. If such consolidation rates continue, we expect that some of the acquiring companies will terminate, renegotiate and elect not to renew our agreements with the clients they acquire, which may have an adverse effect on our business and results of operations.

If there is a widespread shift by clients or potential clients to enterprise software vendors, products and releases for which we do not provide software products or services, our business, financial condition and results of operations would be adversely impacted.

Our current revenue is primarily derived from the provision of support services for Oracle and SAP enterprise software products. If other enterprise software vendors, products and releases emerge to take substantial market share from current Oracle and SAP products and releases we support, and we are unable to, or do not, offer products or services for such vendors, products or releases, demand for our products and services may decline or our products and services may become obsolete. Developing new products and services to address different emerging enterprise software vendors, products and releases could take a substantial investment of time and financial resources, and we cannot guarantee that we will be successful. If fewer clients use enterprise software products for which we provide products and services, and we are not able to provide services for new vendors, products and releases, our business may be adversely impacted.

We continue to invest resources in research and development to enhance our current product and service offerings, and other new offerings that will appeal to clients and potential clients, for example, our partnership with Salesforce to support SaaS solutions and our Application Management Services (AMS) for SAP and Oracle products. The development of new product and service offerings may not generate sufficient revenue to offset the increased research and development expenses and may not generate gross profit margins consistent with our current margins. Also, our new product and service offerings may be in markets that are more competitive than markets for our existing product and service offerings, making it more difficult to introduce them to clients and potential clients effectively or provide them profitably.

If our new or modified products, services or technology do not work as intended, are not responsive to client needs or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing and prospective clients or related opportunities, in which case our financial condition and results of operations may be adversely impacted, and if we are not successful in implementing any new product and service offerings, we may need to write off the value of our investment in such offerings.

Cybersecurity threats continue to increase in frequency and sophistication; if our data security measures are compromised or unauthorized access to or misuse of client data occurs, our services may be perceived as not being secure, clients may curtail or cease their use of our services, our reputation may be harmed, and we may incur significant liabilities.

Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, vendor or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our clients may be harmed, and we could incur significant liabilities. Cyberattacks continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our clients’ systems that we support, and we may not be able to make such repairs in a timely manner or at all.

We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our systems or security measures or gain unauthorized access to our clients’ proprietary information and protected data as was the case in a 2021 successful phishing incident where we were a victim, which resulted in some unauthorized sharing of client addresses and outstanding billing data information, but did not significantly impact our business or client relationships.

Although we attempt to mitigate these risks by employing a number of measures, including insurance, monitoring of our systems and networks, employee training and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to increasingly sophisticated advanced persistent threats that may have a material effect on our business. In addition, the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

In addition, many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data, and some of our clients contractually require notification of any data security compromise. In the event of a data security compromise, we may have difficulty timely complying with notification requirements that are unreasonably short or burdensome. Security compromises experienced by our clients, by our competitors or by us may lead to public disclosures, which may lead to widespread negative publicity. Any data security compromise in our industry, whether actual or perceived, could harm our reputation, erode client confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew their agreements with us, or subject us to third party lawsuits, government investigations, regulatory fines or other action or liability, all or any of which could materially and adversely affect our business, financial condition and results of operations.

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

As an expanding global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation and related to jurisdictions where we have operations, customers, or where we conduct marketing, and such laws may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation (“GDPR”) in the European Union (“EU”), creates a broad range of requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Other applicable jurisdictions with strong privacy legislation include, but are not limited to Canada, Mexico, Brazil, Israel, South Korea, Japan, Singapore, Malaysia, China, Australia, New Zealand, and the majority of developed economies We are also subject to certain requirements of expanding U.S. state law, including the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Virginia Consumer Data Protection Act of 2021 (effective Jan 1, 2023), the Colorado Consumer Privacy Act of 2021 (effective July 1, 2023), as well as privacy legislation in the states of Connecticut, Arkansas, Maine, New York, Vermont, Utah, and Nevada, each of which add to the range of privacy-related compliance requirements. We generally comply with industry standards and strive to comply with all applicable legal obligations relating to privacy and data protection, but it is possible that these laws and other legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices or may be mandated at a pace that exceeds our ability to comply. Compliance with such requirements may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, with potential consequences such as fines and other expenses related to such governmental actions, an order requiring that we change our data practices or business practices, and could cause our clients to lose trust in us, any of which could have an adverse effect on our business.

If our products and services fail due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose clients, become subject to service performance or warranty claims or incur significant costs.

Our products and services and the systems infrastructure necessary for the successful delivery of our products and services to clients are inherently complex and may contain material defects or errors unknown to us. We have from time to time found defects in our products and services after delivery to our customers and may discover additional defects in the future. In particular, we have developed our own tools and processes to deliver comprehensive tax, legal and regulatory updates tailored for each client, which we endeavor to deliver to our clients in a shorter timeframe than our competitors, which may result in an increased risk of material defects or errors occurring. We may not be able to detect and correct all defects or errors before clients begin to use our products and services, as some may be unknown. Consequently, defects or errors may be discovered after our products and services are provided and used. These defects or errors could also cause inaccuracies in the data we collect and process for our clients, or even the loss, damage or inadvertent release of such confidential data. Even if we are able to implement fixes or corrections to our tax, legal and regulatory updates in a timely manner, any history of defects or inaccuracies in the data we collect for our clients, or the loss, damage or inadvertent release of such confidential data could cause our reputation to be harmed, and clients may elect not to renew, extend or expand their agreements with us and subject us to service performance credits, warranty or other claims or increased insurance costs. The costs associated with any material defects or errors in our products and services or other performance problems may be substantial and could materially adversely affect our financial condition and results of operations.

If we are not able to maintain an effective system of internal control over financial reporting, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our Common Stock price.

We have had material weaknesses in our internal control over financial reporting. As described under Part II, Item 9A of this Report, our management concluded that we had a material weakness in our internal control over financial reporting as of March 31, 2021 and December 31, 2020, due to inadequate controls in relation to improperly applying the accounting guidance for our GP Sponsor Private Placement Warrants, recognizing the warrants as equity instead of as a liability.

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

As described in Part II, Item 9A of this Report, we remediated the material weakness in relation to the accounting for our GP Sponsor Private Placement Warrants. We previously remediated the remaining material weaknesses described above during the years ended December 31, 2017 and 2016; however, we cannot provide assurance that material weaknesses in our internal control over financial reporting will not be identified in the future.

With respect to controls over revenue accounting procedures, we intend to continue to work on automating our processes, especially around Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers, as well as to continue to enhance our review processes around new and renewal contracts. In addition, we are required to have our independent registered public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. For further information regarding our controls and procedures, see Part II, Item 9A of this Report.

Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our products and services and negatively impact our results of operations.

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation (including hyperinflation), other economic challenges and possible recession will be exacerbated for an extended period in the wake of the COVID-19 pandemic, particularly if virus variants result in additional outbreaks. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, recent events, including Brexit, change in U.S. trade policies and responsive changes in policy by foreign jurisdictions, governmental and multinational organizations’ responses to the COVID-19 pandemic and similar geopolitical developments and uncertainty in the European Union and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

If we fail to enhance and protect our brand, our ability to expand our client base will be impaired and our financial condition may suffer.

We believe that our development and protection of the Rimini Street brand is critical to achieving widespread awareness of our products and services, and as a result, is important to attracting new clients and maintaining existing clients. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable products and services at competitive prices, as well as the outcome of our ongoing litigation with Oracle. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote, maintain and protect our brand, our business could be adversely impacted.

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our success depends, in part, upon protecting our proprietary products, services, knowledge, software tools and processes. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our copyrights, trademarks, service marks, trade secret rights or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy or use information that we regard as proprietary to create products and services that compete with ours. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our global activities, our exposure to unauthorized copying and use of our brand, processes and software tools may increase.

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

State, local and foreign jurisdictions have differing and complex rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations can be subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our products and services in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and can vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates. Should these jurisdictions determine that we should be collecting additional sales, use, value-added or other taxes, it could result in substantial tax liabilities and related penalties for past sales, discourage clients from purchasing our products and services or otherwise harm our business and results of operations.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined; if we are not able to use a significant portion of our net operating loss carryforwards, our profitability could be adversely affected.

We have United States federal and state net operating loss carryforwards due to prior period losses, which could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

The amount of taxes we pay in jurisdictions in which we operate could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on our business and results of operations.

We were considered a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from reporting and disclosure requirements available to smaller reporting companies that are also accelerated filers within the meaning of the Securities Act, this could make our Common Stock less attractive to investors.

While we are an accelerated filer, we were also considered a smaller reporting company (“SRC”) for the fiscal year ended December 31, 2021, which allowed us to take advantage of certain exemptions from various reporting requirements that are applicable to other accelerated filers that are not SRCs, including reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements. Such reporting status continued for reported periods until the end of 2021.

As a result, our stockholders may not have access to certain information they may deem important in our filings with the SEC for periods through December 31, 2021, including the Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders. We cannot predict whether investors will find our securities less attractive because we relied on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the market price of our Common Stock may be lower than they otherwise would be, there may be a less active trading market for our Common Stock and the market price of our Common Stock may be more volatile.

Risks Related to our Indebtedness and Securities

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On December 31, 2021, our outstanding indebtedness under the Credit Facility and finance leases totaled $88.5 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

•our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•our requirement to use a significant portion of our cash flows from operations to pay principal and interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;
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

Our Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

As a result of market interest rate fluctuations, interest rates under our Credit Facility or other variable rate indebtedness we may incur in the future could be higher or lower than current levels. If interest rates increase, our debt service obligations under our Credit Facility would increase even though the amounts borrowed remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, a transition away from LIBOR as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Credit Facility. In July 2017, the Financial Conduct Authority of the U.K. announced that it plans to phase out LIBOR by the end of calendar year 2021. On March 5, 2021, however, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of all settings of non-U.S. dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after September 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative base rate will be accelerated and magnified. Our borrowing arrangements provide for alternative base rates, but such alternative base rates may or may not be related to LIBOR, and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness or impact our ability to refinance some or all of our existing indebtedness, or otherwise have a material adverse impact on our business, financial condition and results of operations.

Our stock repurchase program could affect the price of our Common Stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Common Stock.

Our Board of Directors has authorized a $15.0 million stock repurchase program. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

The price of our Common Stock, warrants and units may be volatile, and any issuance of Common Stock upon the exercise of warrants will dilute existing stockholders and may depress the market price of our Common Stock.

The price of our Common Stock, warrants and units may fluctuate due to various factors enumerated in this Risk Factors section and elsewhere in this Report. Additional factors impacting the price of our Common Stock, warrants and units could include:

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

These factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Additionally, we have registered for resale the shares of Common Stock of certain of our stockholders and have existing obligations to register the resale of securities held by significant holders of our common stock, including Adams Street Partners, LLC and our Chief Executive Officer. Any sale of large amounts of our Common Stock on the open market or in privately negotiated transactions could have the effect of increasing the volatility in the price of our Common Stock or putting significant downward pressure on the price of our Common Stock. Also, the issuance of Common Stock upon exercise of warrants may result in immediate and substantial dilution to the equity interests of our existing common stockholders and might result in dilution in the tangible net book value of a share of Common Stock, depending upon the price on which the additional shares are issued. We may also seek to engage in further capital optimization transactions in the future, including in respect of our outstanding warrants or units, the result of which could trigger some dilution or have other impacts on the market price of our common stock and not achieve an improved capital structure. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive.

Certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock outstanding as of December 31, 2021, two of our stockholders have aggregate voting power of 37.8% of our outstanding capital stock. As of December 31, 2021, (i) approximately 27.1% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 13.2% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 40.2% as of December 31, 2021.

As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose the action being taken. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We do not currently intend to pay dividends on our Common Stock and, consequently, the ability to achieve a return on investment in our Common Stock will depend on appreciation in the price of our Common Stock.

We have not paid any cash dividends on our Common Stock to date. The payment of any cash dividends on our Common Stock will depend upon our revenue, earnings, cash flow and financial condition from time to time. The payment of any dividends is at the discretion of our Board of Directors and is also limited under the terms of our Credit Facility. Our ability to declare dividends on our Common Stock may also be limited by the terms of future financing and other agreements entered into by us from time to time. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our Board of Directors will declare any dividends on our Common Stock in the foreseeable future. Therefore, the success of an investment in shares of our Common Stock will depend upon any future appreciation in its value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Risks Relating to our Corporate Governance

The DGCL and our certificate of incorporation, bylaws and corporate governance policies contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws, and Delaware General Corporation Law (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management and corporate governance policies and practices. Among other things, our certificate of incorporation and bylaws include provisions regarding:

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
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or our bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board of Directors or management and corporate governance policies.

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the DGCL, which may prohibit certain stockholders holding 15% or more of our outstanding capital stock from engaging in certain business combinations with us for a specified period of time.

Any provision of our certificate of incorporation, bylaws or DGCL that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

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

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. This choice of forum provision does not operate to restrict suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act.

General Risks

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisitions are completed. If we acquire businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may be adversely affected.

Catastrophic events may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of an online attack, earthquake, fire, terrorist attack, geopolitical instability, war, power loss, telecommunications failure, extreme weather conditions (such as hurricanes, wildfires or floods) or other catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, loss of critical data or could prevent us from providing our products and services to our clients. In addition, several of our employee groups reside in areas particularly susceptible to earthquakes, such as the San Francisco Bay Area and Japan, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems, or otherwise continue to provide our services to our clients. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems could affect our ability to conduct normal business operations and adversely affect our business, financial condition and results of operations. Additionally, the emergence or spread of a pandemic or other widespread health emergency (or concerns over and response to the possibility of such an emergency), including the COVID-19 pandemic, that causes any of our employee groups to become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental or client corporate restrictions, or causes our clients to have ill or logistically restricted workforces, or who choose to cease or delay meetings with us or decisions regarding engaging our services could adversely affect our business, financial condition and results of operations.

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

In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions and may result in our inability to provide certain products and services. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, or if clients make claims against us for compensation for such non-compliance, our business, financial condition and results of operations could be harmed, and responding to any such type of action will likely result in a significant diversion of management’s attention and resources.

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

Item 3.    Legal Proceedings

The legal proceedings and government inquiry described in Note 10 of the 2021 consolidated financial statements included in Item 8 of this Report are incorporated in this Item 3. Legal Proceedings by reference.

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Global Market under the symbol “RMNI.”

Holders

On February 28, 2022, there were approximately 43 stockholders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock are held of record in broker “street names” for the benefit of individual investors.

Dividends

On July 20, 2021, we redeemed the remaining 87,802 shares of our 13.00% Series A Preferred Stock at an aggregate total redemption price of $88.4 million. The total redemption price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends earned for the period from July 1, 2021 through July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

The holders of Series A Preferred Stock were entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a quarterly payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend had been accrued quarterly in arrears following the July 19, 2018 issuance and through July 1, 2021. Thereafter all Dividends on such Series A Preferred Stock were payable in cash at a rate of 13.0% per annum.

For further information about dividends on our Series A Preferred Stock, please refer to Note 6 of our consolidated financial statements included in Item 8 of this Report.

The payment of any dividends on our Common Stock is currently within the discretion of our Board of Directors. We have not paid any cash dividends on our Common Stock to date and the payment of any future cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. It is presently expected that we will retain all earnings for use in our business operations and our stock repurchase program and, accordingly, it is not expected that our Board of Directors will declare any dividends on our outstanding shares of Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the information required by this item.

Stock Performance

The accompanying performance graph compares the cumulative total stockholder return on our Common Stock, $0.0001 par value per share, for the period beginning October 11, 2017 and ended December 31, 2021, with the cumulative total return on the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index over the same period (assuming the investment of $100 in our Common Stock, the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index on October 11, 2017, the Company's initial listing date on the Nasdaq Global Market), and the reinvestment of dividends. The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

	10/11/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Rimini Street, Inc.	$100.00	$82.31	$53.59	$40.37	$46.10	$62.12
Nasdaq Composite Index	$100.00	$104.54	$100.48	$135.88	$195.17	$236.92
Dow Jones U.S. Computer Services Index	$100.00	$102.53	$88.21	$108.64	$121.27	$143.23

Total Return
Index Value
250
200
150
100
50
0
10/11/17
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 6, 2021, we reacquired 0.1 million shares of Common Stock for $1.1 million related to restricted stock units that vested on that date. As further discussed in this report, we also redeemed all remaining outstanding shares of our Series A Preferred Stock in July 2021.

Item 6.    Reserved

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

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. RSI provides enterprise software support services. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini

Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. As such, the consolidated financial results of the Company for the years ended December 31, 2021, 2020 and 2019 presented in the consolidated financial statements reflect the operating results of RSI and its consolidated subsidiaries.

A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 can be found under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 3, 2021, and is available on the SEC’s website at sec.gov.

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

Overview

Rimini Street, Inc. and its subsidiaries (together, the “Company or “we”) is a global provider of enterprise software support products and services, and the leading independent software support provider for Oracle and SAP products, based on both the number of active clients supported and recognition by industry analyst firms. We founded our company to disrupt and redefine the enterprise software support market by developing and delivering innovative new products and services that fill a then unmet need in the market. We believe we have achieved and sustained our leadership position in independent enterprise software support by delivering on our mission to provide extraordinary technology solutions that achieve each client’s strategic, operational, and financial goals.

Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2021, SAP reported that support revenue represented approximately 41% of its total revenue and, for fiscal 2021, Oracle reported a margin of 85% for cloud services and license support.

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

We believe that AMS for enterprise software is a large market with significant unmet needs in client satisfaction and value. Traditional AMS providers compete on price, but the traditional AMS model is broken with a focus a “land and expand” model based on initial cheaper, less-skilled workers but higher costs over time and frequently poor client satisfaction or degradation in service over time. Providers usually contract for lower-cost services with a goal to grow revenue through scope creep by adding hours to open tickets or selling new project work. These lower-cost AMS support models sound cost-effective, but their contractual structures can both enable and incent traditional AMS providers to maximize their own revenue at the expense of their clients by “addressing” issues (sometimes neither quickly nor efficiently), but not necessarily resolving them or their root causes. In addition, traditional AMS offerings are disparate and separate from software vendor support, with inherent inefficiencies and gaps that further limit responsiveness, root cause analysis and business value.

We believe organizations are realizing the value of an integrated, expert-led Support and AMS offering that eliminates inefficiencies, realizes joint value from the resolution of root causes that reduce issue volumes over time, and improves client satisfaction. Through our solution offerings, Rimini Street provides expert, ultra-responsive support and AMS, functioning as an extension of IT teams, with engineers available 24x7x365 around the globe for all AMS and enterprise software projects, and to fill skill gaps or help with rightsizing enterprise teams. Rimini Street teams deliver a wide variety of desired outcomes for a broad range of use cases such as supporting entire enterprise software systems, reducing costs, clearing backlogs, or facilitating the redeployment of IT teams for more strategic initiatives.

As of December 31, 2021, we employed over 1,660 professionals and supported over 2,840 active clients globally, including 72 Fortune 500 companies and 16 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and have wholly-owned subsidiaries in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $374.4 million, $326.8 million and $281.1 million for the years ended December 31, 2021. 2020, and 2019, respectively, representing a year-over-year increase of 15% and 16% for 2021 and 2020, respectively. We have a history of losses, and as of December 31, 2021, we had an accumulated deficit of $225.8 million. We earned net income of $75.2 million, $11.6 million and $21.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. We generated approximately 53% of our revenue in the United States and approximately 47% of our revenue from our international business for the year ended December 31, 2021.

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

Impact of COVID-19

Near the end of the first quarter of 2020, the emergence of the COVID-19 pandemic took hold and had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. These rapidly evolving and unpredictable impacts continue as virus variants have resulted in additional outbreaks to date. In response to the COVID-19 pandemic, federal and state governments have implemented multiple measures aimed at containing the spread of the virus, including social distancing, travel restrictions, border closures, quarantine guidance following travel to certain jurisdictions, limitations on public gatherings and continued closures of certain non-essential businesses, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions. As a result, to protect the health and well-being of our employees, clients and the communities in which we operate, we transitioned as many of our employees as possible to a work-at-home model, temporarily closed our offices worldwide, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We believe these measures have been successful and have not significantly affected our financial results for the year ended December 31, 2021. We have implemented business continuity measures and will continue to respond to the COVID-19 pandemic as circumstances dictate.

As a result of the measures that we have taken in response to the COVID-19 pandemic described above, we have realized reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world. While some of our offices have partially re-opened with limited staffing, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. We continue to expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19. For example, during the COVID-19 pandemic, we paid COVID-19 special bonuses to certain of our employees to help with pandemic-related special costs and for the few of our employees who have tested positive for COVID-19. We have authorized COVID-19 special bonuses during pandemic that have been paid throughout 2020 and 2021. The cost of these special bonuses were more than offset by the cost reductions relating to travel and in-person marketing event fees and expenses described above.

The COVID-19 pandemic had no significant net impact on our revenue or results of operations during the year ended December 31, 2021, and we continued to deliver uninterrupted and critical support services to our clients during this period. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place where they are located throughout the world. While we did implement discounted or extended payment terms for certain of our clients in 2020, in most cases it was in exchange for contractual concessions favorable to us, for example, extended contract terms or marketing support for references, and the collective impact of such changes was not material to our results. However, the COVID-19 pandemic has impacted business markets worldwide, primarily due to the uncertainty relating to the continued effects of the pandemic. As a result, we have experienced some clients not renewing our services as their businesses have been adversely impacted during the pandemic. Despite this, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States to address the economic impact of the COVID-19 pandemic. We elected to defer payroll tax payments which totaled $1.6 million as of December 31, 2021 as permitted by the CARES Act (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). We paid $1.6 million in December 2021 as required under the CARES Act. We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

Recent Developments

On February 27, 2022, our Board approved adoption of a stock repurchase program to repurchase up to $15.0 million of our common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, through March 4, 2024, subject to compliance with our Credit Agreement dated July 2, 2021, and amended January 14, 2022 to increase the amount of securities that could be purchased by us to approximately $15.0 million during the term of the facility, and other applicable legal requirements.

On July 20, 2021, we redeemed the remaining 87,802 shares of our 13.00% Series A Preferred Stock at an aggregate total redemption price of $88.4 million. The total redemption price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends earned for the period from July 1, 2021 through July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

We funded the July 20, 2021 redemption with borrowings from a five year secured term loan of $90 million, which was entered into on July 20, 2021 (the “Credit Facility”). Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 to our unaudited condensed consolidated financial statements included in Part II, Item 8 of this Report for further information regarding our Credit Facility.

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

Additionally, reference is made to Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part II, Item 8 of this Report for a discussion of developments related to our Series A Preferred Stock and Credit Facility.

On March 11, 2021, we completed the March 2021 Offering of 7.8 million shares of our Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. We also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.6 million. We used the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock. Reference is made to Note 7 to our unaudited condensed consolidated financial statements included in Part II, Item 8 of this Report for information about the March 2021 Offering.

Also, reference is made to Note 10 to our unaudited condensed consolidated financial statements included in Part II, Item 8 of this Report for a discussion of developments in our litigation with Oracle.

Our Business Model

We believe most enterprise software vendors license the rights for customers to use their software. In a traditional licensing model, the customer typically procures a perpetual software license and pays for the license in a single upfront fee (“Perpetual License”), and base software support services can be optionally procured from the software vendor for an annual fee that are typically 20-23% of the total cost of the software license. In a subscription-based licensing model, such as software as a service, or SaaS, the customer generally pays as it goes for usage of the software on a monthly or annual basis (“Subscription License”). Under a Subscription License, the product license and a base level of software support are generally bundled together as a single purchase, and the base level of software support is not procured separately nor is it an optional purchase.

When we provide base software support for a Perpetual License, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a Perpetual License, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to 25% of the annual fees charged by the software vendor for their base support. For supplemental software support on a Subscription License, we generally offer our clients services for a fee that is equal to 50% of the annual fees charged by the software vendor for their supplemental or premium support. We also offer a special support service, Rimini Street Extra Secure Support, for clients that require a higher level of security clearance for our engineers accessing their system. Rimini Street Extra Secure Support is an additional fee added to our base or supplemental support fee. Subscriptions for additional software products and services are available, designed to meet specific client needs and we believe provide exceptional value for the fees charged.

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

We currently offer most of our support products and services on a subscription basis for a term that is generally 15 years in length with generally an initial, non-cancelable period of two to three years. The negotiated fees extend for the full term of the contract and usually include modest increases (averaging approximately three percent) after the initial non-cancelable period of each contract. For the year ended December 31, 2021, approximately 80% of our invoicing was generated inside a non-cancelable period, and approximately 20% of our invoicing was generated outside of a non-cancelable period.

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

In August 2019, we announced plans to globally offer AMS for SAP enterprise software, expanding the scope of support services we offer clients globally. This AMS service is in addition to our traditional enterprise Support Services. We are already providing this new SAP AMS service to clients in North and South America. The service includes system administration and SAP Basis support, system health monitoring with proactive analysis, preventative system recommendations and event detection; and enhancement support for complex SAP software landscapes.

Our pricing model is a key component of our marketing and sales strategy and we believe delivers significant savings and value to our clients.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of December 31, 2021, 2020 and 2019, we had over 2,840, 2,480 and 2,060 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of December 31, 2021, 2020 and 2019, we had over 1,470, 1,310 and 1,160 unique clients, respectively.

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

Annualized subscription revenue

We recognize subscription revenue on a daily basis. We define annualized subscription revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base assuming no cancellations or price changes occur during that period. Subscription revenue excludes any non-recurring revenue, which has been insignificant to date. Our annualized subscription revenue was approximately $393 million, $349 million and $302 million as of December 31, 2021, 2020 and 2019, respectively.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancelable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92% for each of the years ended December 31, 2021, 2020 and 2019.

Gross margin

We derive revenue through the sale of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross margin is the ratio of gross profit divided by revenue. Our gross margin was approximately 63.6%, 61.4% and 62.6% for the years ended December 31, 2021, 2020 and 2019, respectively. We believe the gross margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Factors Affecting Our Operating Performance

Litigation

The information from Item 3, Legal Proceedings and Item 1A, “Risk Factors-—Risks Related to Litigation—“We and our Chief Executive Officer are involved in litigation with Oracle. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results,” is incorporated by reference herein. For claims on which Oracle has prevailed or may prevail, we have been and could be required to pay substantial damages for our current or past business activities or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business.

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

Impairment charges related to operating lease right-of-use assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment and other long-lived assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Impairment for intangible software assets is based upon an assessment of net realizable value. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value.

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

Interest expense. Interest expense is incurred under our Credit Facility and other debt obligations. The components of interest expense include the amount of interest payable in cash at the stated interest rate, interest that is payable in kind through additional borrowings, make-whole applicable premium, and accretion of debt discounts and issuance costs (“DDIC”) using the effective interest method.

Gain (loss) from change in fair value of redeemable warrants. We have revised certain prior period amounts on the audited condensed consolidated financial statements to correct a misstatement with respect to improperly classifying certain warrants to purchase approximately 6.1 million shares of our Common Stock, at $11.50 per share (the “GP Sponsor Private Placement Warrants”) as equity instead of as a warrant liability that is adjusted through charges or credits to the income statement each quarter to reflect changes in the fair value of the warrants, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. The changes in the fair value of the GP Sponsor Private Placement Warrants are recorded each period through October 29, 2021.

Other expenses, net. Other expenses, net consists primarily of gains or losses on foreign currency transactions, write-off of deferred debt financing costs related to unsuccessful financings, and interest income.

Income taxes. The provision for income taxes is based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Our provision for income taxes consists primarily of foreign taxes for the periods presented, as our taxable income for U.S. federal and state purposes is offset by net operating losses. In addition, based on all available evidence, we determined that it was more likely than not that we could benefit from our deferred tax assets, resulting in a tax benefit of $62.3 million in the current period. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In prior years, the domestic net deferred tax assets had been fully offset by a valuation allowance because of our lack of domestic earnings history.

Results of Operations

Comparison of Years ended December 31, 2021 and 2020

Our consolidated statements of operations for the years ended December 31, 2021 and 2020 are presented below (in thousands):

			Variance
	2021	2020	Amount	Percent
Revenue	$374,430	$326,780	$47,650	14.6%
Cost of revenue:
Employee compensation and benefits	95,053	83,941	11,112	13.2%
Engineering consulting costs	18,871	21,388	(2,517)	(11.8)%
Administrative allocations (1)	14,681	14,432	249	1.7%
All other costs	7,859	6,450	1,409	21.8%
Total cost of revenue	136,464	126,211	10,253	8.1%
Gross profit	237,966	200,569	37,397	18.6%
Gross margin	63.6%	61.4%
Operating expenses:
Sales and marketing	128,496	114,741	13,755	12.0%
General and administrative	64,172	52,222	11,950	22.9%
Impairment charges related to operating lease right-of-use assets	1,649	1,167	482	41.3%
Litigation costs and related recoveries, net	16,876	14,555	2,321	15.9%
Total operating expenses	211,193	182,685	28,508	15.6%
Operating income	26,773	17,884	8,889	49.7%
Non-operating expenses:
Interest expense	(1,550)	(77)	(1,473)	1,913.0%
Loss from change in fair value of redeemable warrants	(4,183)	(1,394)	(2,789)	200.1%
Other expenses, net	(1,605)	(258)	(1,347)	522.1%
Income before income taxes	19,435	16,155	3,280	20.3%
Income taxes	55,784	(4,569)	60,353	(1,320.9)%
Net income	$75,219	$11,586	$63,633	549.2%
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

Revenue. Revenue increased from $326.8 million for the year ended December 31, 2020 to $374.4 million for the year ended December 31, 2021, an increase of $47.7 million or 15%. The vast majority of this increase was driven by a 14% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. On a regional basis, United States revenue grew from $191.4 million for fiscal 2020 to $199.8 million for fiscal 2021, an increase of $8.4 million or 4%, while international revenue grew from $135.3 million for fiscal 2020 to $174.6 million for fiscal 2021, an increase of $39.3 million or 29%. Accelerated growth in our international business was driven by an increase in sales headcount primarily in Asia and Europe and an increase in marketing and advertising spend targeted for prospective clients outside the United States.

Cost of revenue. Total cost of revenue increased from $126.2 million for the year ended December 31, 2020 to $136.5 million for the year ended December 31, 2021, an increase of $10.3 million or 8%. This increase was primarily due to additional support for the increasing number of clients that resulted in an increase in employee compensation and benefits of $11.1 million, an increase in all other costs of $1.4 million and an increase in allocated costs of $0.2 million. These cost increases were offset by a decrease in engineering consulting costs of $2.5 million.

The $11.1 million increase in cost of revenue attributable to employee compensation and benefits for the year ended December 31, 2021, was primarily due to (a) an increase in salaries, wages and benefit costs of $10.8 million due to a 16% increase in the average number of employees devoted to cost of revenue functions, annual pay increases, and increased bonus payouts. In addition, stock based compensation increased $0.3 million during the year ended December 31, 2021.

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

Gross Profit. Gross profit increased from $200.6 million for the year ended December 31, 2020 compared to $238.0 million for the year ended December 31, 2021, an increase of $37.4 million or 19%. Gross margin for the year ended December 31, 2020 was 61.4% compared to 63.6% for the year ended December 31, 2021. Our revenue for the year ended December 31, 2021 increased by $47.7 million or 15% compared to the year ended December 31, 2020. Total cost of revenue for the year ended December 31, 2021 increased by $10.3 million, or 8%, compared to the year ended December 31, 2020. Given that the increase in the cost of revenue was 8% compared to the increase in revenue of 15%, it resulted in a 220 basis points improvement in our gross margin for the year ended December 31, 2021 compared to the year ended December 31, 2020. The higher gross margin for the year ended December 31, 2021 was primarily due to the decline in engineering consulting costs and small increase in our allocated costs.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have decreased from 35% for the year ended December 31, 2020 to 34% for the year ended December 31, 2021. In dollar terms, sales and marketing expenses increased from $114.7 million for the year ended December 31, 2020 to $128.5 million for the year ended December 31, 2021, an increase of $13.8 million or 12%. This increase was primarily due to (i) a $15.8 million increase in employee compensation and benefits as a result of a 16% increase in average headcount, (ii) an increase in trade show costs of $1.7 million, (iii) an increase in recruitment costs of $0.7 million and (iv) an increase of all other costs of $0.6 million. These increases were offset by declines in advertising, marketing and promotion costs and travel expenses of $2.0 million, $0.8 million and $2.3 million, respectively.

The $15.8 million increase in sales and marketing expense attributable to employee compensation and benefits for the year ended December 31, 2021, was primarily due to an increase in (i) salaries, wages and benefit costs of $12.6 million due to a 16% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and higher bonus payouts and (ii) commissions of $3.2 million due to new customer wins in excess of the prior year. Our overall spending increased as we attempt to accelerate our future revenue growth by investing in more resources.

General and administrative. General and administrative expenses increased from $52.2 million for the year ended December 31, 2020 to $64.2 million for the year ended December 31, 2021, an increase of $12.0 million or 23%. This increase was primarily due to (i) increases in compensation and benefit costs of $10.3 million, (ii) an increase in computer software and license costs of $1.2 million, (iii) an increase of travel expenses of $0.9 million, (iv) an increase in other taxes of $0.4 million and (v) an increase in recruitment costs of $0.2 million. These unfavorable variances were offset, in part, by (i) a reduction of contract labor of $1.1 million, (ii) a favorable increase in administrative allocations of $0.6 million and (iii) a reduction in rent of $0.4 million.

The $10.3 million increase in general and administrative expenses attributable to employee compensation and benefits for the year ended December 31, 2021, was primarily due to an increase in salaries, wages and benefit costs of $8.9 million due to a 12% increase in the average number of employees devoted to general and administrative functions, annual pay increases, and increased bonus payouts, and an increase of $1.4 million in stock-based compensation expense.

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

Impairment charges related to operating lease right-of-use assets. We recognized an impairment charge of $1.2 million for the year ended December 31, 2020 compared to $1.6 million for the year ended December 31, 2021, related to two of our office leases as we ceased to use portions of our office space due to increased use of remote work which has occurred during the COVID-19 pandemic.

Litigation costs and related recoveries, net. For the years ended December 31, 2021 and 2020, litigation costs and related recoveries, net consist of the following (in thousands):

	2021	2020	Change
Litigation settlement expense	$7,530	$—	$7,530
Professional fees and other defense costs of litigation	16,457	13,493	2,964
Insurance recoveries, net	(7,111)	1,062	(8,173)
Litigation costs, net of related insurance recoveries	$16,876	$14,555	$2,321

Litigation settlement expense increased from no expense for the year ended December 31, 2020 to $7.5 million for the year ended December 31, 2021. Following nearly two years of discovery by Oracle, the District Court ruled in favor of the Company with respect to five of the items. With respect to the other five items, the District Court found the Company violated the permanent injunction, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. The Company has estimated those costs to be $6.9 million for the year ended December 31, 2021.

Professional fees and other defense costs associated with litigation increased from $13.5 million for the year ended December 31, 2020 to $16.5 million for the year ended December 31, 2021, an increase of $3.0 million. This increase was primarily due to increased costs associated with discovery work on the Rimini II litigation and the Rimini I appeal during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Insurance costs and related recoveries, net decreased from a net cost of $1.1 million for the year ended December 31, 2020 to net benefit of $7.1 million for the year ended December 31, 2021. For the year ended December 31, 2020, we recognized costs of $1.1 million to revise the amount due to the insurance company (for portions of the Court of Appeals and U.S. Supreme Court awards), which we paid in September 2020. For the year ended December 31, 2021, we received insurance proceeds of $7.1 million related to our litigation costs incurred as part of the injunction proceedings. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

Interest expense. Interest expense increased from $0.1 million for the year ended December 31, 2020 to $1.6 million for the year ended December 31, 2021, an increase of $1.5 million. Interest expense increased primarily due to entering into a five-year Credit Facility for $90 million on July 20, 2021.

Loss on change in fair value of redeemable warrants. Loss on change in fair value of redeemable warrants amounted to a loss of $1.4 million for the year ended December 31, 2020 compared to a loss of $4.2 million for the year ended December 31, 2021. The fair value per warrant changed from $0.35 per warrant as of December 31, 2020 to $1.04 per warrant as of October 29, 2021, which was the date whereby the GP Sponsor Warrants were determined to no longer be treated as a liability. The fair value per warrant changed from $0.12 as of December 31, 2019 compared to $0.35 as of December 31, 2020. The fair value per warrant changed was $0.76 per warrant as of December 31, 2018.

Other expenses, net. For the year ended December 31, 2020, we had other expenses, net of $0.3 million as compared to other expenses net of $1.6 million for the year ended December 31, 2021, a decrease of $1.3 million. For the year ended December 31, 2020, other expense, net was primarily comprised of foreign exchange losses of $0.1 million and other non-operating expenses of $0.2 million. For the year ended December 31, 2021, other expense, net of $1.6 million was primarily comprised of foreign exchange losses of $1.4 million and other non-operating expenses of $0.2 million.

Income taxes. Income taxes went from an expense of $4.6 million for the year ended December 31, 2020 to a tax benefit of $55.8 million for the year ended December 31, 2021, a change of $60.4 million or (1,321)%. This was primarily the result of reducing our valuation allowance by $65.7 million as we determined that it was more likely than not that we could benefit from our deferred tax assets based on all of the available evidence.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had a working capital deficit of $42.7 million and we had an accumulated deficit of $225.8 million. We recorded net income of $75.2 million and $11.6 million for the years ended December 31, 2021 and 2020, respectively.

Redemption of Series A Preferred Stock

On July 20, 2021, we redeemed the remaining 87,802 shares of our 13.00% Series A Preferred Stock at an aggregate total redemption price of $88.4 million. The total redemption price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million related to the dividends earned for the period from July 1, 2021 through July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

We funded the redemption with borrowings from a five year term loan of $90 million, which was entered into on July 20, 2021 (the “Credit Facility”). The Credit Facility will bear interest at LIBOR plus a margin ranging from 1.75% to 2.50% and contains certain financial covenants, including a minimum fixed charge coverage ratio, a total leverage ratio, and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

On April 16, 2021, we redeemed 60,000 shares of our 13.00% Series A Preferred Stock at an aggregate total redemption price of $62.3 million. The total price consisted of $60.0 million related to the face value of $1,000 per share of Series A Preferred Stock and $2.3 million related to the dividends to be earned for the period from April 1, 2021 through July 18, 2021. The redeemed shares of Series A Preferred Stock, along with the dividends were recorded when the Series A Preferred Stock became manditorily redeemable on April 16, 2021.

On March 11, 2021, we completed the March 2021 Offering of 7.8 million shares of our Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Net proceeds from the March 2021 Offering were $55.6 million after underwriter and offering expenses. We used the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock.

On January 5, 2021, we entered into an agreement with certain of the holders of its Series A Preferred Stock (the “January 2021 Stock Repurchase Agreement”) to repurchase 10,000 shares of Series A Preferred Stock and the associated obligations pursuant to our Convertible Secured Promissory Notes outstanding in respect thereof (the “Note Obligations”) for an aggregate purchase price of approximately $9.0 million representing a discount to the face value of such shares of Series A Preferred Stock and no make-whole payments were required.

The holders of Series A Preferred Stock were entitled to, from the respective issuance date, a cash dividend of 10.0% per annum and a payment-in-kind dividend of 3.0% per annum for the first five years following the initial June 2018 closing and thereafter all dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum.

Credit Facility

Effective July 20, 2021, we received $89.3 million of net proceeds related to the Credit Facility. The borrowings under the Credit Facility were discounted at 0.375%. As part of the transaction, we incurred issuance costs of $4.2 million, which were capitalized and will be amortized over the term of the Credit Facility.

The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.75% to 2.50%. For the year ended December 31, 2021, the interest rate on the Credit Facility was 2.4%.

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term. For the year ended December 31, 2021, the Company made principal payments of $2.3 million.

Pursuant to a Guaranty and Security Agreement, dated July 2, 2021 (the “Guaranty and Security Agreement”), among the Credit Parties and Capital One, National Association, as agent, the obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”) and are secured, subject to customary permitted liens and exceptions, by a lien on substantially all assets of the Credit Parties.

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

The second amendment to the note payable was effective on December 21, 2018 and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as DDIC that was being accreted through the maturity date. We recognized accretion expense of $0.2 million for the year ended December 31, 2019.

In addition, the second amendment provided for monthly principal payments starting in December 2018 of approximately $0.4 million plus accrued interest. In December 2018, we made a payment of $0.6 million, primarily consisting of payment of retroactive interest of $0.2 million and the first monthly principal payment of $0.4 million. We made principal and interest payments totaling $2.7 million during the year ended December 31, 2019. The effective interest rate for accretion of DDIC was 26.4% for the period from December 21, 2018 through June 28, 2019. The note was paid off on June 28, 2019.

Please refer to Notes 5 through 8 to the unaudited condensed consolidated financial statements included in Part II, Item 8 of this Report for information regarding our Credit Facility, our Series A Preferred Stock and our Common Stock Offerings.

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $253.2 million that is included in current liabilities as of December 31, 2021. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to customers are currently limited to approximately 36% of the related deferred revenue based on our gross margin of 64% for the year ended December 31, 2021.

For the next 12 months, assuming that our operations are not significantly impacted by the COVID-19 pandemic, we believe that cash, cash equivalents, and restricted cash of $120.0 million as of December 31, 2021, plus future cash flow from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures, and our contractual obligations of approximately $12.8 million that are due during the 12 months ending December 31, 2022.

As discussed below in greater detail, for the year ended December 31, 2021, we generated cash flows from our operating activities of $66.9 million, which were derived from cash earnings of $37.4 million and favorable changes in operating assets and liabilities of $29.5 million. We believe our operating cash flows for the year ending December 31, 2021 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Net cash provided by (used in):
Operating activities	$66,945	$42,103
Investing activities	(2,108)	(1,483)
Financing activities	(26,565)	6,375

Cash Flows Provided by Operating Activities

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. During 2020, we focused on our collection efforts as the COVID-19 pandemic emerged to minimize the unfavorable impact of our accounts receivable. For the years ended December 31, 2021 and 2020, cash flows provided by operating activities amounted to $66.9 million and $42.1 million, respectively. The key components in the calculation of our cash provided by operating activities for the years ended December 31, 2021 and 2020, are as follows (in thousands):

	2021	2020
Net income	$75,219	$11,586
Non-cash expenses, net	(37,792)	17,560
Changes in operating assets and liabilities, net	29,518	12,957
Net cash provided by operating activities	$66,945	$42,103

For the year ended December 31, 2021, cash flows provided by operating activities amounted to $66.9 million. We recognized net income of $75.2 million, non-cash expenses resulting in a use of $37.8 million and favorable changes in operating assets and liabilities, net of $29.5 million for the year ended December 31, 2021. For year ended December 31, 2021, the non-cash expenses, net amounted to a use of $37.8 million and were comprised of the following; stock-based compensation expense of $9.7 million, amortization and accretion related to ROU assets and liabilities of $6.1 million, a loss from change in in fair value of redeemable warrants of $4.2 million, depreciation and amortization expense of $2.4 million, a non-cash impairment charge related to a ROU asset of $1.6 million and a write-off of debt discounts and issuance costs of $0.4 million. These expenses were offset by a change in our deferred tax asset provision which amounted to a benefit of $62.3 million, related primarily to the reduction in our valuation allowance during 2021.

For the year ended December 31, 2021, changes in operating assets and liabilities were favorable by $29.5 million to the operating cash flows due to an increase of deferred revenue of $47.3 million, a decrease in prepaid expenses, deposits, accrued liabilities for $3.5 million and accounts payable of $2.5 million. These favorable changes were offset by unfavorable changes in accounts receivable for $18.8 million, prepaid expenses, deposits and other assets for $3.5 million and deferred contract costs for $1.6 million.

For the year ended December 31, 2020, cash flows provided by operating activities amounted to $42.1 million. We recognized net income of $11.6 million, non-cash expenses of $17.6 million and favorable changes in operating assets and liabilities, net of $13.0 million for the year ended December 31, 2020. For year ended December 31, 2020, the non-cash expenses, net amounted to $17.6 million and were comprised of stock-based compensation expense of $7.5 million, amortization and accretion related to ROU assets and liabilities of $6.2 million, depreciation and amortization expense of $1.8 million, a loss from change in in fair value of redeemable warrants of $1.4 million and a non-cash impairment charge related to a ROU asset of $1.2 million.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities were primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Such capital expenditures totaled $2.1 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, capital expenditures of $2.1 million consisted of new computer equipment and leasehold improvements of $1.1 million for our U.S. facilities, and $1.0 million for computer equipment at our foreign locations, primarily in India.

For the year ended December 31, 2020, capital expenditures of $1.5 million consisted of new computer equipment and leasehold improvements of $0.8 million for our U.S. facilities, and $0.7 million for computer equipment at our foreign locations, primarily in India.

Cash Flows from Financing Activities

For the year ended December 31, 2021, cash utilized in financing activities of $26.6 million was attributable to payments to repurchase shares of Series A Preferred Stock totaling $156.8 million, which included $87.8 million in July 2021, $60.0 million in April 2021 and $9.0 million in January 2021; recurring dividend payments $9.7 million and a make-whole dividend payments of $2.9 million; payments related to debt issuance costs of $4.2 million; payments for professional fees associated with our March 2021 Offering of $1.3 million; principal payments related to the Credit Facility of $2.3 million; payments of $1.1 million related to treasury stock and capital lease payments of $0.4 million. These cash uses were offset by proceeds of $89.3 million from the new Credit Facility, proceeds of $57.0 million generated from the March 2021 Offering and proceeds of $5.9 million received from stock option exercises.

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

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax set forth in the U.S. Tax Cuts and Jobs Act of 2017 may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of December 31, 2021, we had cash and cash equivalents of $51.3 million in our foreign subsidiaries.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2021, and the period in which each contractual obligation is due (in thousands):

	Year Ending December 31:
	2022	2023	2024	2025	2026	Thereafter	Total
Credit Facility
Principal payments plus interest at 2.5%	$6,658	$7,667	$8,638	$9,585	$63,850	$—	$96,398
Lease obligations:
Operating	5,731	4,789	4,322	3,083	2,442	209	20,576
Financing	405	398	398	332	—	—	1,533
Total	$12,794	$12,854	$13,358	$13,000	$66,292	$209	$118,507

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

Income Taxes and Valuation of Deferred Tax Assets

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Significant judgment is required in determining income tax benefit or expense and in evaluating uncertainties under ASC 740. Deferred taxes are recorded for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when it is determined that it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s deferred tax assets are primarily the result of U.S. federal net operating loss carryforwards (“NOLs”) and tax credit carryforwards.

During the year ended December 31, 2021, we released our valuation allowance related to our deferred tax assets and recognized a $55.8 million income tax benefit. Management determined that, as a result of generating pretax earnings, utilization of net operating loss carryovers and projected pre-tax earnings, there is sufficient positive evidence to conclude that it is more likely than not that its U.S. deferred taxes are realizable. The realization of deferred tax assets is dependent upon on our ability to generate sufficient future taxable income during the periods in which those temporary differences become deductible, prior to the expiration of the tax attributes. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and forecasting future profitability.

We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period. While we believe that we have utilized a reasonable method to determine our deferred tax assets and the related release of our valuation allowance, should factors and conditions differ materially from those used by us, the actual realization of deferred tax assets could differ materially from the reported amounts.

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

For additional information on recently issued and adopted accounting standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our consolidated financial statements included in Item 8 of this Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated between 36% and 47% of our revenue from our international business for the years ended December 31, 2021, 2020 and 2019. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits with the expectation that we will initiate such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the fiscal years ended December 31, 2021, 2020 and 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which will bear interest at LIBOR plus a margin. ranging from 1.75% to 2.50%. Accordingly, we are exposed to market risk due to variable interest rates based on LIBOR. As of December 31, 2021, we had $83.3 million outstanding debt under the Credit Facility. As of this date, a reasonably possible hypothetical adverse change of 100 basis points in would have resulted in an increase of approximately $0.1 million in annual interest expense. While we have not engaged in the hedging of variable interest rates under our Credit Facility, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge all or a portion of our variable interest rate debt. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note 5 of our unaudited condensed consolidated financial statements included in Part II, Item 8 of this Report for more information related to the Credit Facility.

Inflation Risk

With regards to inflation risk and other economic conditions, please refer to Item 1A. Risk Factors included in Part I of this Report.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rimini Street, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rimini Street, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company had changed its method of accounting for leases as of January 1, 2020 due to the adoption of Topic 842, Leases.

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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Evaluation of revenue contracts with non-standard provisions

As discussed in Note 2 and Note 4 to the consolidated financial statements, the Company recognized $374 million in revenue which was primarily derived from the subscription-based software support revenue for the year ended December 31, 2021. A significant portion of the Company’s contracts contain non-standard provisions which require judgment to determine the appropriate accounting through the five-step framework prescribed by ASC Topic 606 – Revenue from Contracts with Customers.

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

Evaluation of the realizability of deferred tax assets

As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company assesses the estimated future realizability of the gross carrying value of its deferred tax assets at each reporting period. A valuation allowance is required when, based upon an assessment of various factors, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2021, the Company recognized an income tax benefit of $55.8 million based on management’s reassessment of the amount of its U.S. federal and other state deferred tax assets that are more likely than not to be realized. The Company’s deferred tax assets, net were $64.0 million as of December 31, 2021, which include U.S. federal net operating losses and business interest expense carryforwards.

We identified the evaluation of the realizability of the deferred tax assets as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the realizability of the deferred tax assets based on the projected future taxable income over the periods in which those deferred tax assets will be used.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to income taxes, including controls related to the Company’s evaluation of the realizability of the deferred tax assets. We evaluated positive and negative evidence used in assessing whether the deferred tax assets were more likely than not to be realized in the future, including evaluating the current and cumulative taxable income or losses, as well as future projections of taxable income. We evaluated management’s projections of future taxable income by considering (1) recent financial profitability trends of the Company and (2) the Company’s ability to project future taxable income based on comparisons of the Company’s previous annual projections to actual results. We performed a sensitivity analysis over the amount and timing of future taxable income to assess the impact on utilization of the deferred tax assets. We involved income tax professionals with specialized skills and knowledge, who assisted in evaluating the positive and negative evidence used to assess the realizability of the deferred tax assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Santa Clara, California
March 2, 2022

RIMINI STREET, INC.

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$119,571	$87,575
Restricted cash	419	334
Accounts receivable, net of allowance of $576 and $723, respectively	135,447	117,937
Deferred contract costs, current	14,985	13,918
Prepaid expenses and other	16,340	13,456
Total current assets	286,762	233,220
Long-term assets:
Property and equipment, net	4,435	4,820
Operating lease right-of-use assets	12,722	17,521
Deferred contract costs, noncurrent	21,524	21,027
Deposits and other	1,786	1,476
Deferred income taxes, net	64,033	1,871
Total assets	$391,262	$279,935
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,664	$—
Accounts payable	5,708	3,241
Accrued compensation, benefits and commissions	36,558	38,026
Other accrued liabilities	26,124	21,154
Operating lease liabilities, current	4,227	3,940
Deferred revenue	253,221	228,967
Total current liabilities	329,502	295,328
Long-term liabilities:
Long-term debt, net of current maturities	79,655	—
Deferred revenue, noncurrent	47,047	27,966
Operating lease liabilities, noncurrent	12,511	15,993
Accrued PIK dividends payable	—	1,193
Liability for redeemable warrants	—	2,122
Other long-term liabilities	2,933	2,539
Total liabilities	471,648	345,141
Commitments and contingencies (Note 10)
Redeemable Series A Preferred Stock:
Authorized 180 shares, issued and outstanding no shares and 155 shares, respectively. Liquidation preference of $—, net of discount of $— and $154,911, net of discount of $17,057, respectively.	—	137,854
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 87,107 and 76,406 shares, respectively	9	8
Additional paid-in capital	149,234	98,258
Accumulated other comprehensive loss	(2,724)	(318)
Accumulated deficit	(225,789)	(301,008)
Treasury stock	(1,116)	—
Total stockholders' deficit	(80,386)	(203,060)
Total liabilities, redeemable preferred stock and stockholders' deficit	$391,262	$279,935

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue	$374,430	$326,780	$281,052
Cost of revenue	136,464	126,211	105,106
Gross profit	237,966	200,569	175,946
Operating expenses:
Sales and marketing	128,496	114,741	107,280
General and administrative	64,172	52,222	47,364
Impairment charges related to operating lease right-of-use assets	1,649	1,167	—
Litigation costs and related recoveries:
Litigation settlement expense	7,530	—	—
Professional fees and other costs of litigation	16,457	13,493	8,002
Litigation appeal refunds	—	—	(12,775)
Insurance costs and recoveries, net	(7,111)	1,062	3,939
Litigation costs and related recoveries, net	16,876	14,555	(834)
Total operating expenses	211,193	182,685	153,810
Operating income	26,773	17,884	22,136
Non-operating expenses:
Interest expense	(1,550)	(77)	(398)
Gain (loss) from change in fair value of redeemable warrants	(4,183)	(1,394)	3,880
Other expenses, net	(1,605)	(258)	(1,495)
Income before income taxes	19,435	16,155	24,123
Income taxes	55,784	(4,569)	(2,714)
Net income	75,219	11,586	21,409
Other comprehensive income:
Foreign currency gain (loss)	(2,406)	1,111	138
Comprehensive income	$72,813	$12,697	$21,547

Net income (loss) attributable to common stockholders	$45,197	$(15,223)	$(4,034)
Net income (loss) per share attributable to common stockholders - basic	$0.54	$(0.21)	$(0.06)
Net income (loss) per share attributable to common stockholders - diluted	$0.51	$(0.21)	$(0.06)
Weighted average number of shares of Common Stock outstanding - basic	84,318	71,231	66,050
Weighted average number of shares of Common Stock outstanding - diluted	88,970	71,231	66,050

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Stockholders’ Deficit
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, January 1, 2019	64,193	$6	$105,558	$(1,567)	$(334,003)	$—	$(230,006)
Stock-based compensation expense	—	—	5,532	—	—	—	5,532
Exercise of stock options for cash	2,780	1	3,334	—	—	—	3,335
Restricted stock units vested	178	—	—	—	—	—	—
Issuance of Common Stock in Private Placement, net	207	—	935	—	—	—	935
Issuance of Common Stock	145	—	779	—	—	—	779
Accretion of discount on Series A Preferred Stock	—	—	(5,848)	—	—	—	(5,848)
Paid and payable in cash on Series A Preferred Stock	—	—	(15,073)	—	—	—	(15,073)
Paid and payable in kind on Series A Preferred Stock	—	—	(4,522)	—	—	—	(4,522)
Foreign currency translation gain	—	—	—	138	—	—	138
Net income	—	—	—	—	21,409	—	21,409
Balances, December 31, 2019	67,503	7	90,695	(1,429)	(312,594)	—	(223,321)
Stock-based compensation expense	—	—	7,461	—	—	—	7,461
Exercise of stock options for cash	1,689	—	1,808	—	—	—	1,808
Restricted stock units vested	1,114	—	—	—	—	—	—
Issuance of Common Stock in August 2020 Offering, net	6,100	1	25,103	—	—	—	25,104
Return related to repurchase of Series A Preferred Stock	—	—	(83)	—	—	—	(83)
Accretion of discount on Series A Preferred Stock	—	—	(6,275)	—	—	—	(6,275)
Paid and payable in cash on Series A Preferred Stock	—	—	(15,713)	—	—	—	(15,713)
Paid and payable in kind on Series A Preferred Stock	—	—	(4,738)	—	—	—	(4,738)
Foreign currency translation gain	—	—	—	1,111	—	—	1,111
Net income	—	—	—	—	11,586	—	11,586
Balances, December 31, 2020	76,406	8	98,258	(318)	(301,008)	—	(203,060)
Stock-based compensation expense	—	—	9,710	—	—	—	9,710
Exercise of stock options for cash	1,484	—	5,864	—	—	—	5,864
Restricted stock units vested	1,604	—	—	—	—	—	—
Issuance of Common Stock in March 2021 Offering, net	7,750	1	55,641	—	—	—	55,642
Accretion related to redemption of Series A Preferred Stock in July and April 2021	—	—	(13,693)	—	—	—	(13,693)
Make-whole dividends related to redemption of Series A Preferred Stock	—	—	(2,945)	—	—	—	(2,945)
Return on repurchase of Series A Preferred Stock shares in January 2021		—	(38)	—	—	—	(38)
Accretion of discount on Series A Preferred Stock	—	—	(2,277)	—	—	—	(2,277)
Paid and payable in cash on Series A Preferred Stock	—	—	(5,839)	—	—	—	(5,839)
Paid and payable in kind on Series A Preferred Stock	—	—	(1,752)	—	—	—	(1,752)
Reclassification of GP Sponsor Warrant liability	—	—	6,305	—	—	—	6,305
Foreign currency translation loss	—	—	—	(2,406)	—	—	(2,406)
Net income	—	—	—	—	75,219	—	75,219
Treasury Stock	(137)	—	—	—	—	(1,116)	(1,116)
Balances, December 31, 2021	87,107	$9	$149,234	$(2,724)	$(225,789)	$(1,116)	$(80,386)
The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,219	$11,586	$21,409
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	441	—	185
Non-cash impairment charge	1,649	1,167	—
Amortization and accretion related to ROU assets	6,139	6,192	—
Loss (gain) from change in fair value of redeemable warrants	4,183	1,394	(3,880)
Stock-based compensation expense	9,710	7,461	5,532
Depreciation and amortization	2,404	1,813	1,913
Deferred income taxes	(62,318)	(514)	(337)
Other	—	47	138
Changes in operating assets and liabilities:
Accounts receivable	(18,787)	(8,547)	(31,221)
Prepaid expenses, deposits and other	(3,455)	3,189	(9,244)
Deferred contract costs	(1,564)	(6,895)	(968)
Accounts payable	2,489	931	(10,513)
Accrued compensation, benefits, commissions and other liabilities	3,493	1,565	8,262
Deferred revenue	47,342	22,714	39,110
Net cash provided by operating activities	66,945	42,103	20,386
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(2,108)	(1,483)	(1,872)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to the Common Stock issuances in March 2021 and August 2020 Offerings	56,965	25,657	—
Payments of professional fees related to Common Stock issuances in March 2021 and August 2020 Offerings	(1,296)	(553)	—
Net proceeds from issuance of Series A Preferred Stock and Common Stock	—	—	9,110
Payments to redeem 87,802 and 60,000 shares of Series A Preferred Stock	(147,802)	—	—
Make whole dividends related to 87,802 and 60,000 shares redeemed of Series A Preferred Stock	(2,945)	—	—
Proceeds from issuance of Credit Facility	89,313	—	—
Debt issuance costs paid	(4,184)	—	—
Principal payments on borrowings	(2,250)	—	(2,555)
Payments to repurchase shares of Series A Preferred Stock	(8,951)	(4,500)	—
Payment of cash dividends of Series A Preferred Stock	(9,735)	(15,781)	(14,742)
Payments for treasury stock	(1,116)	—	—
Payments for deferred offering and finance costs	—	—	(452)
Proceeds from exercise of employee stock options	5,864	1,808	3,335
Principal payments on financing leases	(428)	(256)	(433)
Net cash provided by (used in) financing activities	(26,565)	6,375	(5,737)
Effect of foreign currency changes on cash	(6,191)	2,526	405
Net change in cash, cash equivalents and restricted cash	32,081	49,521	13,182
Cash, cash equivalents and restricted cash at beginning of year	87,909	38,388	25,206
Cash, cash equivalents and restricted cash at end of year	$119,990	$87,909	$38,388

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Years Ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,102	$63	$230
Cash paid for income taxes	2,893	3,065	2,184
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in March 2021 and August 2020 Public Offerings:	$2,948	$1,650	$—
Underwriter discounts and commissions	1,050	143	—
Underwriter expenses	27	300	—
Discount on shares issued in Private Placement:
Fair value of 292 and 2,897 shares of Common Stock issued for no consideration in 2019	$—	$—	$1,098
Original issuance discount on Series A Preferred Stock	—	—	500
Transaction costs	—	—	390
Issuance of 120 shares of Common Stock regarding consent for Private Placements	—	—	638
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$—	$3,842	$3,889
Accrued PIK dividends	—	1,193	1,156
Accretion of discount on Series A Preferred Stock	2,277	6,275	5,848
Issuance of Series A Preferred Stock for PIK Dividends	2,891	4,680	4,385

Increase in principal related to the Credit Facility discount	$62	$—	$—
Purchase of equipment under capital lease obligations	—	1,640	206

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

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. RSI provides enterprise software support services. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. As such, the consolidated financial results of the Company for the years ended December 31, 2021, 2020 and 2019 presented in the consolidated financial statements reflect the operating results of RSI and its consolidated subsidiaries.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

Liquidity

As of December 31, 2021, the Company's current liabilities exceeded its current assets by $42.7 million, and the Company earned net income of $75.2 million for the year ended December 31, 2021. As of December 31, 2021, the Company had available cash, cash equivalents and restricted cash of $120.0 million. As of December 31, 2021, the Company’s current liabilities included $253.2 million of deferred revenue whereby the historical costs of fulfilling the Company’s commitments to provide services to its customers was approximately 36% of the related deferred revenue for the year ended December 31, 2021.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Revision of Previously Issued Financial Statements

The Company has revised certain prior period amounts on the audited condensed consolidated financial statements to correct immaterial misstatements with respect to improperly classifying certain warrants to purchase approximately 6.1 million shares of the Company’s Common Stock, at $11.50 per share (the “GP Sponsor Private Placement Warrants”) as equity instead of as a warrant liability that is adjusted through charges or credits to the income statement each quarter to reflect changes in the fair value of the warrants, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. The Company recorded a liability for the warrants of $2.1 million as of December 31, 2020 and adjusted its additional paid-in capital and accumulated deficit accordingly. The impact to the statement of operations and statement of cash flows for the years ended December 31, 2020 and 2019, was a loss of $1.4 million and a gain of $3.9 million, respectively. There was no income tax impact associated with this revision. Total stockholders’ deficit increased by $2.1 million as of December 31, 2020.

See Note 13 for additional information regarding the assumptions made to determine the fair value of the GP Sponsor Private Placement Warrants.

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

Segments

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented on an entity-level basis for purposes of making operating decisions and assessing financial performance. The entity-

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
level financial information is identical to the information presented in the accompanying consolidated statements of operations and comprehensive loss. Accordingly, the Company has determined that it operates in a single operating and reportable segment.

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

Deferred Contract Costs

Costs incurred to obtain new client contracts and to extend existing client contracts are primarily comprised of sales commissions. Initial sales commissions are generally deferred and amortized over their estimated useful life, which is generally 4 years. We determined the period of benefit by taking into consideration the estimated life cycles for our customers, our technology and other factors. We recognized amortization expense related to deferred contract costs of $16.0 million, $14.0 million and $12.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), which applies to all tax positions related to income taxes. Under ASC 740, tax benefits are recognized when it is more-likely-than-not that a tax

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
position will be sustained upon examination by the authorities. The Company recognizes interest and penalties accrued related to uncertain tax benefits as a component of income tax expense.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized only if the carrying amount of the long-lived assets is not recoverable and exceeds their fair value. The carrying amount of a long-lived asset is not recoverable, if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. The Company recognized an impairment charge of $1.6 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively, related to two of its office leases as the Company ceased use of a portion of the office space due to increased remote work during the COVID-19 pandemic.

Debt Issuance Costs and Discounts

Debt issuance costs are costs incurred to obtain new debt financing or modify existing debt financing and consist of incremental direct costs incurred for professional fees and due diligence services, including reimbursement of similar costs incurred by the lenders. Debt issuance costs are allocated proportionately between funded and unfunded portions of debt. Amounts paid to the lenders when a financing is consummated are a reduction of the proceeds and are treated as a debt discount. Debt issuance costs and discounts related to funded debt are presented in the accompanying consolidated balance sheet as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method. Debt issuance costs related to unfunded debt is presented in the accompanying consolidated balance sheet as a long-term asset and are amortized using the straight-line method over the contractual term of the debt agreement. Unamortized deferred debt issuance costs are not charged to expense when the related debt becomes a demand obligation due to the violation of terms so long as it is probable that the lenders will either waive the violation or will agree to amend or restructure the terms of the indebtedness. If either circumstance is probable, the deferred debt issuance costs continue to be amortized over the remaining term of the initial amortization period. If it is not probable, the costs will be charged to expense. Debt discounts and issuance costs are collectively referred to as DDIC.

Accounting for Series A Preferred Stock

Series A Preferred Stock was classified as mezzanine equity in the Company’s consolidated balance sheet since the holders have redemption rights beginning in July 2023 (and earlier under certain circumstances). Discounts and incremental and direct costs incurred to consummate the Private Placement were allocated pro rata between the Series A Preferred Stock and the Common Stock issued based on the relative fair value on the Closing Date. The discount related to Series A Preferred Stock was being accreted using the effective interest method. Accordingly, the carrying value of the Series A Preferred Stock was being increased with a corresponding reduction in additional paid-in capital from the issuance date of July 19, 2018 until the first redemption date of July 19, 2023, when the carrying value will be equal to the aggregate liquidation preference. The Company records a liability for dividends in the period incurred. Accrued dividends were a component of the liquidation preference until paid in cash or settled in additional shares of Series A Preferred Stock. Accretion and accrued dividends are treated as deductions in the calculation of earnings attributable to common stockholders. As noted above, the remaining shares of Series A Preferred Stock were redeemed on July 20, 2021.

Revenue Recognition

Revenue is primarily derived from support services, and to a lesser extent, software licensing and related maintenance and professional services.

Revenue is recognized when performance obligations, as stipulated in the contracts, are transferred to a customer for an amount that reflects the consideration the Company expects to receive in exchange for those support services and service contracts. This occurs when the contracts are executed by both parties, the rights and obligations of the parties are identified, payment terms are identified, the contracts have commercial substance and collectability of consideration is probable. The Company's contracts generally do not contain any refund provisions other than in the event of our non-performance or breach. However, the Company's contracts may include non-standard terms negotiated with each respective client that may impact the amount and timing of revenue recognized.

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

Revenues generally include any taxes withheld by foreign customers and subsequently remitted to governmental authorities in those foreign jurisdictions. Foreign withholding taxes included in revenues amounted to $3.3 million, $2.1 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable but not yet paid and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period. The Company expects to recognize revenue on approximately $253.2 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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
Earnings (Loss) Per Common Share

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

NOTE 3 — LEASES

Operating Leases

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the prospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current period measurement or recognition of results. The Company has operating leases for real estate and equipment with an option to renew the leases in the range of one month to five years. Some of the leases include the option to terminate the leases upon 30-days’ notice with a penalty. The Company's leases have various remaining lease terms ranging from January 2022 to January 2027. The Company's lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company's lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

The Company uses a discount rate to calculate the ROU asset and lease liability. As most of the Company's leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments.

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable portion of lease payments is not included in the Company's ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company's leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of December 31, 2021, the Company did not have any material additional operating leases that have not yet commenced.

The components of operating lease expense and supplemental balance sheet information for the years ended December 31, were as follows (in thousands):

	2021	2020
Operating lease expense related to ROU assets and liabilities	$6,139	$6,192
Other lease expense	660	1,076
Total lease expense	$6,799	$7,268

Other information related to leases as of December 31, was as follows (in thousands):

Supplemental Balance Sheet Information	2021	2020
Operating lease right-of-use assets, noncurrent	$12,722	$17,521

Operating lease liabilities, current	$4,227	$3,940
Operating lease liabilities, noncurrent	12,511	15,993
Total operating lease liabilities	$16,738	$19,933

Weighted Average Remaining Lease Term	Years
Operating Leases	4.0
Weighted Average Discount Rate
Operating Leases	10.5%

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Year Ending December 31:
2022	$5,731
2023	4,789
2024	4,322
2025	3,083
2026	2,442
Thereafter	209
Total future undiscounted lease payments	20,576
Less imputed interest	(3,838)
Total	$16,738

For both the years ended December 31, 2021 and 2020, the Company paid $6.1 million, respectively, for operating leases.

Finance Leases

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into various financing lease agreements for certain computer equipment. The remaining lease terms range from 1 month to 46 months with annual interest rates ranging from 7% to 8%. As of December 31, 2021, the future annual minimum lease payments under financing lease obligations are as follows (in thousands):

Year ending December 31:
2022	$405
2023	398
2024	398
2025	332
2026	—
Total minimum lease payments	1,533
Less amounts representing interest	205
Present value of minimum lease payments	1,328
Less current portion, included in accrued expenses	315
Long-term obligation, included in other long-term liabilities	$1,013

As of December 31, 2021 and 2020, the carrying values of leased equipment (included as a component of property and equipment) in the consolidated balance sheets, were as follows (in thousands):

	2021	2020
Leased computer equipment	$4,954	$4,954
Less accumulated depreciation	(3,907)	(3,202)
Net	$1,047	$1,752

NOTE 4 — OTHER FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

As of December 31, 2021 and 2020 cash, cash equivalents and restricted cash were as follows (in thousands):

	2021	2020
Cash and cash equivalents	$119,571	$87,575
Restricted cash	419	334
Total cash, cash equivalents and restricted cash	$119,990	$87,909

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is set forth below for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Allowance, beginning of year	$723	$1,608	$711
Provisions	255	996	971
Write offs, net of recoveries	(402)	(1,881)	(74)
Allowance, end of year	$576	$723	$1,608

Write offs, net of recoveries significantly increased in 2020 due to collection issues and client bankruptcies resulting, in part, to the COVID-19 pandemic.

Prepaid Expenses and Other Current Assets

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, prepaid expenses and other current assets consisted of the following (in thousands):

	2021	2020
Prepaid expenses and deposits	$9,387	$7,686
Foreign tax refunds receivable	3,068	1,714
Other	3,885	4,056
Total	$16,340	$13,456

Property and Equipment

As of December 31, 2021 and 2020, property and equipment consisted of the following (in thousands):

	2021	2020
Computer equipment	$12,709	$11,141
Furniture and fixtures	2,825	2,837
Capitalized software costs	435	438
Leasehold improvements	1,279	1,292
Construction-in-progress	465	97
Total property and equipment	17,713	15,805
Less accumulated depreciation	(13,278)	(10,985)
Property and equipment, net	$4,435	$4,820

Depreciation expense was $2.4 million, $1.8 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Contract Costs

Activity for deferred contract costs for the years ended December 31, 2021 and 2020 was provided below (in thousands):

	2021	2020
Deferred contract costs, current and noncurrent as of the beginning of the period	$34,945	$28,049
Capitalized commissions during the period	17,519	20,886
Amortized deferred contract costs during the period	(15,955)	(13,990)
Deferred contract costs, current and noncurrent, as of the end of the period	$36,509	$34,945

Other Accrued Liabilities

As of December 31, 2021 and 2020, other accrued liabilities consisted of the following (in thousands):

	2021	2020
Accrued sales and other taxes	$8,805	$5,213
Accrued professional fees	4,502	5,912
Accrued dividends on Redeemable Series A Preferred Stock	—	3,842
Current maturities of capital lease obligations	315	429
Income taxes payable	1,546	2,245
Accrued litigation settlement costs	7,530	—
Other accrued expenses	3,426	3,513
Total other accrued liabilities	$26,124	$21,154

Deferred Revenue

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for deferred revenue for the years ended December 31, 2021 and 2020 was provided below (in thousands):

	2021	2020
Deferred revenue, current and noncurrent, as of the beginning of the period	$256,933	$235,498
Billings, net	417,765	348,215
Revenue recognized	(374,430)	(326,780)
Deferred revenue, current and noncurrent, as of the end of the period	$300,268	$256,933

Advertising

Advertising expenses were $1.2 million, $3.1 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Expenses, Net

For the years ended December 31, 2021, 2020 and 2019, other expenses, net consisted of the following (in thousands):

	2021	2020	2019
Interest income:
Post-judgment interest on litigation appeal award	$—	$—	$212
Other	55	24	45
Foreign currency transaction losses	(1,394)	(77)	(1,640)
Other expenses	(266)	(205)	(112)
Total other expenses, net	$(1,605)	$(258)	$(1,495)

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets. As of December 31, 2021 and December 31, 2020, debt consisted of the following (in thousands):

	2021	2020
Credit Facility	$83,319	$—
Less current maturities	3,664	—
Long-term debt, net of current maturities	$79,655	$—

Effective July 20, 2021, the Company received $89.3 million of net proceeds related to the Credit Facility. The borrowings under the Credit Facility were discounted at 0.375%. As part of the transaction, the Company incurred issuance costs of $4.2 million, which were capitalized and will be amortized over the term of the Credit Facility.

The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.75% to 2.50%. For the year ended December 31, 2021, the effective interest rate on the Credit Facility was 3.5%. The LIBOR rate as of December 31, 2021 was not materially different from the interest rate for the year ended December 30, 2021. Hence the fair value of the Credit Facility approximated the book value as of December 31, 2021.

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%,and 10%, respectively, with the remaining balance due at the end of the term. For the year ended December 31, 2021, the Company made principal payments of $2.3 million.

Pursuant to a Guaranty and Security Agreement, dated July 2, 2021 (the “Guaranty and Security Agreement”), among the Credit Parties and Capital One, National Association, as agent, the obligations under the Credit Agreement are guaranteed by

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
certain of the Company’s subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”) and are secured, subject to customary permitted liens and exceptions, by a lien on substantially all assets of the Credit Parties.

On January 14, 2022, the Company entered into an amendment regarding the Credit Facility. The Credit Facility was amended to (a) increase from $10.0 million to $15.0 million the aggregate value of shares of Common Stock, par value $0.0001 per share, that can be repurchased by the Company during the term of the Credit Facility and (b) clarify that the Company may repurchase shares of Common Stock from any holder thereof, provided that all other applicable conditions are satisfied, and other conforming amendments.

On February 27, 2022, the Board approved adoption of a stock repurchase program to repurchase up to $15.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, through March 4, 2024, subject to compliance with the Company's Credit Facility dated July 2, 2021, and amended January 14, 2022 to increase the amount of securities that could be purchased by the Company to approximately $15.0 million during the term of the facility, and other applicable legal requirements.

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

The second amendment to the note payable was effective on December 21, 2018 and provided for an extension of the maturity date from January 4, 2019 to June 28, 2019. In addition, the parties agreed that the note payable would retroactively bear interest at 13.0% per annum from July 19, 2018 through the maturity date. Total retroactive interest amounted to $0.2 million which is accounted for as DDIC that was being accreted through the maturity date. The Company recognized accretion expense of $0.2 million for the year ended December 31, 2019.

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

Interest Expense

The components of interest expense for the years ended December 31, 2021, 2020 and 2019 are presented below (in thousands):

	2021	2020	2019
Credit Facility:
Interest expense	$977	$—	$—
Accretion expense related to discount and issuance costs	442	—	—
Accretion expense for GP Sponsor note payable	—	—	185
Interest on other borrowings	131	77	213
Total interest expense	$1,550	$77	$398

NOTE 6 — REDEEMABLE SERIES A PREFERRED STOCK

2018 Securities Purchase Agreement

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

March 2019 Securities Purchase Agreement

On March 7, 2019, the Company entered into a securities purchase agreement (the “March 2019 SPA”) with an accredited investor for a private placement (the "March 2019 Private Placement") of (i) 6,500 shares of Series A Preferred Stock, (ii) 134,483 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of Series A Preferred Stock were authorized pursuant to the Certificate of Designations and are subject to the provisions

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
set forth in an amended Security Agreement, a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement entered into in connection with the 2018 Securities Purchase Agreement discussed below. The accredited investor in the March 2019 Private Placement is affiliated with one of the accredited investors in the Initial Private Placement.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The changes in the net carrying value of Series A Preferred Stock from December 31, 2020 to December 31, 2021, are set forth below (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Net carrying value as of December 31, 2020	154,911	$137,854
Issuance of shares to settle PIK dividends on January 4, 2021	1,193	1,193
Repurchase of 10,000 shares on January 5, 2021	(10,000)	(8,913)
Issuance of shares to settle PIK dividends on April 1, 2021	1,051	1,051
Redemption of 60,000 shares on April 16,2021	(60,000)	(54,327)
Issuance of shares to settle PIK dividends on July 1, 2021	647	647
Redemption of 87,802 shares on July 20, 2021	(87,802)	(79,782)
Accretion of discount from January 1, 2021 to July 20,2021	—	2,277
Net carrying value as of December 31, 2021	—	$—

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

Certificate of Designations of the Series A Preferred Stock and Dividends

The CoD authorized the issuance of up to 180,000 shares of Series A Preferred Stock. The holders of Series A Preferred Stock were entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend is accrued quarterly in arrears for the first five years following the Closing and thereafter all Dividends accruing on such Series A Preferred Stock will be payable in cash at a rate of 13.0% per annum. The Series A Preferred Stock was classified as mezzanine equity in the Company’s consolidated balance sheet until July 20, 2021, since the holders had redemption rights beginning on July 19, 2023 (and earlier under certain circumstances).

Presented below is a summary of total and per share dividends declared for the years ended December 31, 2019 through December 31, 2021 (dollars in thousands, except per share amounts):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Dividends Payable in:		Total Dividends	Dividends
	Cash	PIK		Per Share
Liability for unpaid dividends, December 31, 2018	$3,521	$1,056	$4,577	$32.50
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2019	15,073	—	15,073	99.98
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2019	—	4,485	4,485	29.75
Fractional shares payable in cash for the year ended December 31, 2019	37	—	37	0.25
Dividends paid during the year ended December 31, 2019	(14,742)	(4,385)	(19,127)	(126.86)
Liability for unpaid dividends, December 31, 2019	3,889	1,156	5,045	32.50
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2020	15,713	—	15,713	99.90
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2020	—	4,717	4,717	29.99
Fractional shares payable in cash for the year ended December 31, 2020	21	—	21	0.13
Dividends paid during the year ended December 31, 2020	(15,781)	(4,680)	(20,461)	(130.08)
Liability for unpaid dividends, December 31, 2020	3,842	1,193	5,035	32.50
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2021	5,839	—	5,839	89.98
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2021	—	1,752	1,752	27.00
Fractional shares payable in cash for the year ended December 31, 2021	54	(54)	—	—
Dividends paid during the year ended December 31, 2021	(9,735)	(2,891)	(12,626)	(194.57)
Liability for dividends, December 31, 2021	$—	$—	$—	$—

Security Agreement and Convertible Notes

The Company entered into the Security Agreement in respect of the Company’s assets collateralizing the amounts that may become payable pursuant to the Convertible Notes. The Company delivered a Convertible Note to each holder of Series A Preferred Stock to collateralize amounts, if any, that would have become payable by the Company pursuant to certain redemption provisions of the shares of Series A Preferred Stock. No principal amount or interest would have been outstanding under the Convertible Notes until (i) there was a redemption event as described in the section above on the CoD, and (ii) the holders of Series A Preferred Stock elected to surrender their shares in exchange for the Convertible Notes. Prior to such time, the Convertible Notes would not be transferred by the Purchasers other than an automatic assignment in whole or in part in connection with a transfer by the Purchasers of the shares of Series A Preferred Stock issued pursuant to the Securities Purchase Agreement. The Convertible Notes would have beared interest at the rate of 13.00% per annum (10.0% per annum in cash and 3.0% per annum payment-in-kind until July 19, 2023). The Convertible Notes would have matured July 19, 2023 or upon a Reorganization Event (as defined in the CoD) and were secured by substantially all of the assets of the Company and certain of its domestic subsidiaries. After a conversion of the Series A Preferred Stock which caused there to be outstanding obligations under the Convertible Notes, the Convertible Notes were convertible at the option of the holder (but not the Company) on the same terms as the Series A Preferred Stock.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company satisfied such registration requirements in July 2019. Each such Registration Rights Agreement also includes customary “piggyback” registration rights, suspension rights, indemnification, contribution, and assignment provisions.

NOTE 7 — CAPITAL STRUCTURE

Preferred Stock

Upon completion of the Delaware Domestication discussed in Note 1, the Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors is authorized to establish the voting rights, if any, designations, powers, preferences, special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors had authorized the issuance of up to 180,000 shares of Series A Preferred Stock. As of December 31, 2021, all shares of the Series A Preferred Stock had been redeemed. The specific terms of the Series A Preferred Stock are discussed in Note 6.

Common Stock

As of December 31, 2021 and 2020, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. Holders of the Company’s shares of Common Stock are entitled to one vote for each share.

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

NOTE 8 — STOCK-BASED COMPENSATION AND WARRANTS

Overview of Equity Incentive Plans

The Company’s 2007 Stock Plan (the “2007 Plan”) reserved up to approximately 14.3 million shares of Common Stock for the grant of stock options and stock purchase rights to employees and directors. The 2007 Plan was terminated in November 2013; however, the terms of the 2007 Plan continue to govern any outstanding awards thereunder. As of December 31, 2021, stock options for approximately 0.9 million shares are outstanding under the 2007 Plan, all of which are vested.

In October 2013, the Company established the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”) that provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSU's"), performance units and performance shares. As of December 31, 2021, options for approximately 6.0 million shares are outstanding and RSU's for approximately 3.3 million shares outstanding under the 2013 Plan. There are approximately 4.3 million shares available for future grants. Through December 31, 2021, grants under the 2013 Plan consist of stock options and RSU's. The 2013 Plan will expire in July 31, 2027.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On the first day of each fiscal year beginning in 2018, the 2013 Plan provides that the number of authorized shares available for issuance will increase in an amount equal to the lesser of (i) 4.8 million shares, (ii) 4% of the outstanding shares of all classes of the Company's Common Stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. The Board of Directors approved an increase in the authorized shares for 3.5 million shares on February 22, 2022.

Stock Options

The following table sets forth the summary of stock option activity under the Company’s Stock Plans for the years ended December 31, 2021, 2020 and 2019, (shares in thousands):

	2021			2020			2019
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of year	7,007	$5.24		8,677	$4.55		11,904	$4.00
Granted	1,759	7.18		600	4.34		718	5.22
Forfeited	(249)	6.41		(390)	6.28		(539)	7.68
Expired	(208)	7.08		(191)	6.17		(626)	7.01
Exercised	(1,485)	3.95		(1,689)	1.07		(2,780)	1.20
Outstanding, end of year (3)(4)	6,824	5.92	5.6	7,007	5.24	5.0	8,677	4.55	4.9
Vested, end of year (3)	4,733	5.64	4.0	5,842	5.22	4.3	6,986	4.05	4.1
____________________
(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of December 31, 2021, 2020 and 2019, the aggregate intrinsic value of stock options outstanding was $5.9 million, $3.8 million, and $7.7 million, respectively. As of December 31, 2021, 2020 and 2019, the aggregate intrinsic value of vested stock options was $5.1 million, $3.6 million and $7.7 million, respectively.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of December 31, 2021.

The following table presents the total number of shares available for grant under the 2013 Plan for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Available, beginning of year	4,037	2,885	2,758
Stock options granted	(1,759)	(600)	(718)
RSU's granted	(2,105)	(1,846)	(2,995)
Expired options under 2007 Plan	208	191	626
Forfeited options under Stock Plans	249	390	539
Forfeited RSUs under Stock Plans	501	317	108
Shares repurchased	137	—	—
Newly authorized by Board of Directors	3,056	2,700	2,567
Available, end of year	4,324	4,037	2,885

Fair Value of Stock Options

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Expected life (in years)	6.0	6.0	6.0
Volatility	44%	40%	35%
Dividend yield	—%	—%	—%
Risk-free interest rate	1.1%	0.5%	2.3%

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

The intrinsic value of the vested employee options exercised during the years ended December 31, 2021, 2020, and 2019 was $6.6 million, $6.1 million and $10.5 million, respectively. The weighted-average grant date fair value per share of employee options granted for the years ended December 31, 2021, 2020 and 2019 was $3.05, $1.65 and $1.98, respectively.

Restricted Stock Units

For the year ended December 31, 2021, the Board of Directors granted RSU’s under the 2013 Plan for an aggregate of approximately 2.1 million shares of Common Stock to non-employee members of the Board of Directors, officers and employees of the Company. These RSU’s vest over periods ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock of $7.30 per share on the date of grant, the aggregate fair value for the shares underlying the RSU’s amounted to $15.4 million as of the grant date that is being recognized as compensation cost over the vesting period. Accordingly, compensation expense of $8.4 million was recognized for the year ended December 31, 2021. The unrecognized portion of $13.7 million is expected to be charged to expense on a straight-line basis as the RSU’s vest over a weighted-average period of approximately 1.8 years.

Stock-Based Compensation Expense

The aggregate stock-based compensation expense for stock options and RSU's for the years ended December 31, 2021, 2020 and 2019 is classified as follows (in thousands):

	2021	2020	2019
Cost of revenues	$1,474	$1,174	$927
Sales and marketing	3,018	2,450	1,821
General and administrative	5,218	3,837	2,784
Total	$9,710	$7,461	$5,532

As of December 31, 2021, 2020 and 2019, total unrecognized compensation cost related to unvested stock options was $3.9 million, $1.2 million and $2.2 million, respectively. The remaining unrecognized costs are expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.74 years.

Employee Stock Purchase Plan

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At the Annual Meeting of Stockholders held on June 7, 2018, the Company’s stockholders approved the Rimini Street, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the purchase by employees of up to an aggregate of 5.0 million shares of Common Stock. The purchase price per share at which shares are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period). Offering periods will consist of two six-month periods generally commencing twice each calendar year. The purpose of the ESPP is to provide an opportunity for eligible employees of the Company to purchase shares of the Company at a discount through voluntary contributions from such employees’ eligible pay, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such employees and the Company’s stockholders. Through December 31, 2021, no offering period under the ESPP had commenced and no shares of Common Stock have been issued under the ESPP.

Outstanding Warrants

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Upon review of the SEC Staff Statement which addressed certain accounting and reporting considerations related to warrants similar to the Company’s GP Sponsor Private Placement Warrants and upon review of ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that its GP Sponsor Private Placement Warrants should have been classified as a liability instead of equity. On October 29, 2021, the GP Sponsor sold the warrants for $1.04 per warrant to outside holders. As a result of the sale, the new holders of the Private Placement Warrants had the same rights as that of the Public Warrant holders. Therefore as of October 29, 2021, the Company reclassified the liability for redeemable warrants to additional paid-in capital for $6.3 million. See Note 2 for further information regarding this revision to the Company’s consolidated financial statements. See Note 13 for information regarding the fair value of the GP Sponsor Private Placement Warrants as of October 29, 2021 and December 31, 2020.

As of December 31, 2021, warrants were outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share.

All of the Company’s outstanding warrants are currently exercisable. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. A summary of the terms of outstanding warrants and the number of shares of RMNI Common Stock issuable upon exercise, is presented below as of December 31, 2021 and 2020 (in thousands, except per share amounts):

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
(4)Simultaneously with GPIA’s initial public offering in May 2015, GP Sponsor purchased an aggregate of 6.1 million warrants at a purchase price of $1.00 per warrant in a private placement (the “Private Placement Warrants”). The Private Placement Warrants could not be redeemed by the Company so long as the Private Placement Warrants were held by the initial purchasers, or such purchasers’ permitted transferees. If the Private Placement Warrants were held by someone other than the initial purchasers or such purchasers’ permitted transferees, the Private Placement Warrants were redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On October 29, 2021, GP Sponsor sold the warrants for $1.04 per warrant to outside holders. As a result of the sale, the new holders of the GP Sponsor Private Placement Warrants had the same rights as that of the GPIA Public Warrant holders.

NOTE 9 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant US tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020. The Company has elected to defer payroll tax payments which totaled $1.6 million as of December 31, 2021. We paid $1.6 million in December 2021 as required under the CARES Act. The remaining amount is required to be paid in December 2022.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, included a limitation of the tax deduction for interest expense to 30% of adjusted earnings (“Sec 163(j)”). Interest expense that was limited by Sec 163(j) was suspended and carried forward to subsequent tax years. Furthermore, the CARES Act”) modified the percentage limitation in 2019 and 2020 by raising the percentage of adjusted taxable income from 30% to 50%.

For the years ended December 31, 2021, 2020 and 2019, income before income tax expense was as follows (in thousands):

	2021	2020	2019
Domestic	$8,255	$7,123	$17,437
International	11,180	9,032	6,686
	$19,435	$16,155	$24,123

For the years ended December 31, 2021, 2020 and 2019, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax income before income taxes and total income tax expense recognized in the financial statements was as follows (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021	2020	2019
Income tax (expense) benefit at statutory U.S. federal rate	$(4,082)	$(3,685)	$(4,251)
Income tax expense attributable to U.S. states, net	(2,005)	(639)	(607)
Permanent differences:
Non-deductible expenses	(1,178)	(107)	(110)
Stock-based compensation	1,021	324	905
Other	507	274	57
Global intangible low taxed income	(65)	(226)	(1,770)
Foreign rate differential and foreign tax credits	(596)	(400)	(219)
Foreign withholding taxes	(2,910)	(1,686)	(631)
Capital loss carryforward expiration	—	—	(1,138)
Other	(600)	(515)	(144)
Decrease in valuation allowance	65,692	2,091	5,194
Total income taxes	$55,784	$(4,569)	$(2,714)

For tax years beginning after January 1, 2018, Global Intangible Low Tax Income (GILTI) requires companies to report income from its foreign subsidiaries that exceeds 10% of the calculated deemed tangible return on its fixed assets. The Company determined the tax effect (before valuation allowance) of the GILTI income inclusion for the year ended December 31, 2021 was $0.3 million.

For the years ended December 31, 2021, 2020 and 2019, income tax expense consisted of the following (in thousands):

	2021	2020	2019
Current income tax expense:
Federal	$—	$—	$—
State	(264)	(321)	(117)
Foreign	(6,270)	(4,762)	(2,934)
Total current income tax expense	(6,534)	(5,083)	(3,051)
Deferred income tax benefit:
Federal	51,542	—	—
State	10,732	—	—
Foreign	44	514	337
Total deferred income tax benefit	62,318	514	337
Total income taxes	$55,784	$(4,569)	$(2,714)

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021 and 2020, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$37,132	$38,737
Deferred revenue	2,875	3,914
Accounts payable and accrued expenses	16,361	14,067
Stock-based compensation	1,735	1,887
Operating lease liabilities	2,815	3,071
Tax credit carryforwards	404	423
Other	128	193
Foreign deferred assets	1,759	2,055
Business interest carryforwards	15,504	15,598
Gross deferred income tax assets	78,713	79,945
Valuation allowance for deferred income tax assets	(399)	(66,100)
Net deferred income tax assets	78,314	13,845
Deferred income tax liabilities:
Deferred contract costs	(8,890)	(8,208)
Operating lease right-of-use assets	(1,866)	(2,573)
Other	(3,525)	(1,193)
Deferred tax assets, net	$64,033	$1,871

Net deferred tax assets consist of U.S. and foreign net deferred tax assets which are expected to be realized in the future, and that are included in long-term assets in the accompanying consolidated balance sheets. For the years ended December 31, 2021 and 2020, the net decrease in the valuation allowance was $65.7 million and $2.1 million, respectively. The valuation allowance decreased in 2021 as the Company determined that it was more likely than not that it could benefit from its deferred tax assets based on all of the available evidence. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In prior years, the domestic net deferred tax assets had been fully offset by a valuation allowance because of the Company’s lack of domestic earnings history.

As of December 31, 2021, the Company has federal net operating tax loss carryforwards of approximately $138.1 million and varying amounts of U.S. state net operating loss carryforwards, totaling $133.0 million, that begin to expire in 2035 and 2021, respectively. As of December 31, 2021, the Company has federal foreign tax credits carryforwards of $0.4 million expiring beginning in 2022.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Depending on the significance of past and future ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. Through December 31, 2021, the Company has not experienced an ownership change, as defined in Section 382.

The Company considers any undistributed foreign subsidiaries’ earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal or state income taxes has been provided. Upon distribution of the foreign earnings in the form of dividends or otherwise, the company could be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2021, the cumulative amount of unremitted earnings of the Company's foreign subsidiaries was approximately $32.5 million. The unrecognized deferred tax liability for these earnings was approximately $2.4 million, consisting primarily of foreign withholding taxes.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company files income tax returns in the U.S. federal jurisdiction, the State of California and various other state and foreign jurisdictions. The Company’s federal and state tax years for 2010 and forward are subject to examination by taxing authorities, due to unutilized net operating losses. All foreign jurisdictions tax years are also subject to examination. The Company does not have any unrecognized tax benefits to date.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company’s matching contribution to these plans totaled $3.2 million, $2.7 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Injunction Proceedings

Since November 2018, the Company has been subject to a permanent injunction prohibiting it from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights. The injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

On July 10, 2020, Oracle filed a motion to show cause contending that the Company is in violation of the injunction, and the Company opposed this motion, disputing Oracle’s claims. On January 12, 2022, the District Court issued its findings and order following an evidentiary hearing held in September 2021 regarding whether the Company (i) violated the injunction for certain accused conduct and (ii) should be held in contempt in those instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate.

In the order, the District Court ruled in favor of the Company with respect to five of the items. With respect to the other five items, the District Court found the Company violated the permanent injunction, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. The Company reserves all rights, including appellate rights, with respect to the District Court rulings and findings.

On February 7, 2022, Rimini filed a Notice of Appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision. At this time, we believe that we are in substantial compliance with the injunction and have complied with the order regarding the quarantining of certain computer files. On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until Rimini’s appeal is resolved. As of December 31, 2021, the Company has accrued $7.5 million, consisting of $0.6 million for the awarded sanctions and $6.9 million for an estimate related to reasonable attorneys’ fees and costs. Regarding the Company's estimate for reasonable attorneys' fees and costs, significant judgment is

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.

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

At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle. The Company maintains that zero damages should be awarded in Rimini II. A jury will ultimately determine what amount, if any, of damages to award. Both parties have sought injunctive relief in addition to monetary damages in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss, if any, cannot be reasonably determined. The Company also believes that an award for damages payable to Oracle is not probable, so no accrual has been made as of December 31, 2021. However, as with any jury trial, the ultimate outcome may be different from our best estimates and could have a material adverse impact on our financial results and our business.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

Liquidated Damages

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $8.3 million and $13.8 million as of December 31, 2021 and 2020, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these consolidated financial statements.

NOTE 11 — RELATED PARTY TRANSACTIONS

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. RSI provides enterprise software support services. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. Prior to the consummation of the mergers, the ultimate parent entity of GPIA was GP Investments, Ltd. (“GP Investments”), a global private equity firm and an affiliate of the Company. An affiliate of GP Investments (Mr. Antonio Bonchristiano) was a member of our Board of Directors until May 5, 2021.

In addition, an affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is also a member of the Company’s Board of Directors. As of December 31, 2021, ASP owned approximately 27.1% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement for total consideration of approximately $19.2 million, which shares of Series A Preferred Stock were all redeemed by the Company in 2021 on the same terms as the redemption applicable to other holders of Series A Preferred Stock.

NOTE 12 — EARNINGS (LOSS) PER SHARE

For the years ended December 31, 2021, 2020 and 2019, basic and diluted net loss per share of Common Stock was computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. For the years ended December 31, 2021, 2020 and 2019, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share of Common Stock for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021	2020	2019
Net income (loss) attributable to common stockholders:
Net income	$75,219	$11,586	$21,409
Return on repurchase of Series A Preferred Stock shares	(38)	(83)	—
Accretion related to redemption of Series A Preferred Stock	(13,693)	—	—
Make-whole dividends related to redemption of Series A Preferred Stock	(2,945)	—	—
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	(5,839)	(15,713)	(15,073)
PIK dividends declared	(1,752)	(4,738)	(4,522)
Accretion of discount	(2,277)	(6,275)	(5,848)
Undistributed earnings using the two-class method	(3,478)	—	—
Net income (loss) attributable to common stockholders	$45,197	$(15,223)	$(4,034)

	2021	2020	2019
Weighted average number of shares of Common Stock outstanding	84,318	71,231	66,050
Additional shares outstanding if Series A Preferred Stock is converted	6,489	15,729	15,077
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	90,807	86,960	81,127
Percentage of shares allocable to Series A Preferred Stock	7.1%	18.1%	18.6%

Basic weighted average number of shares of Common Stock outstanding	84,318	71,231	66,050
Dilutive effect:
Warrants	983	—	—
Stock options	1,899	—	—
Restricted stock units	1,770	—	—
Diluted weighted average number of shares of Common Stock outstanding	88,970	71,231	66,050
Net income (loss) per share attributable to Common Stock - basic	$0.54	$(0.21)	$(0.06)
Net income (loss) per share attributable to Common Stock - diluted	$0.51	$(0.21)	$(0.06)

The holders of Series A Preferred Stock were entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. For the years ended December 31, 2020 and 2019, the Company incurred a net loss and, accordingly, there were no undistributed earnings to allocate under the two-class method.

As of December 31, 2021, 2020 and 2019, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2021	2020	2019
Warrants	14,688	18,128	18,128
Series A Preferred Stock	—	15,491	15,523
Stock options	2,458	7,007	8,677
Restricted stock units	248	3,322	2,909
Total	17,393	43,948	45,237

NOTE 13 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

During the year ended December 31, 2021, the Company determined that its GP Sponsor Private Placement Warrants were subject to treatment as a liability. The GP Sponsor Private Placement Warrants may not be redeemed by the Company so long as these warrants are held by the initial purchasers or such purchasers’ permitted transferees. If these warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, these warrants are redeemable by the Company and exercisable on the same basis as certain warrants to purchase approximately 8.6 million shares of the Company’s Common Stock, at $11.50 per share (the “Public Warrants”). As a result, the GP Sponsor Private Placement Warrants were reclassified as a liability. On October 29, 2021, the holders of the GP Sponsor Private Placement Warrants sold the warrants for $1.04 per warrant, thereby removing the unique rights held by these holders. Therefore, the fair value of these instruments as of October 29, 2021 and December 31, 2020 was $6.3 million and $2.1 million, respectively. The GP Sponsor Private Placement Warrants were then reclassified as additional paid-in capital as of October 29, 2021. The key assumptions used to determine the fair value was the term period of the warrants, the risk free rate and volatility.

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

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2021, 2020 and 2019, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy. As of December 31, 2021, the Company does not have any assets or liabilities that are carried at fair value on a recurring basis.

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

Significant Concentrations

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following shows revenues by geographic region for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
United States of America	$199,811	$191,448	$179,677
International	174,619	135,332	101,375
Total revenue	$374,430	$326,780	$281,052

No customers represented more than 10% of revenue for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the Company had one customer greater than 10% of total net accounts receivable. As of December 31, 2020, the Company had no customers greater than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of December 31, 2021 and 2020, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.5 million and $1.3 million, respectively. As of December 31, 2021, the Company had operating lease right of use assets of $7.7 million, $4.7 million and $0.4 million in the United States, India and the rest of the world, respectively. As of December 31, 2020, the Company had operating lease right-of-use assets of $11.0 million, $5.8 million and $0.8 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2021 and 2020, the Company had cash and restricted cash with a single financial institution for an aggregate of $70.6 million and $50.2 million, respectively. The Company also had $0.3 million of restricted cash with a second financial institution as of December 31, 2021. The Company has never experienced any losses related to these balances.

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

Under the supervision of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the control documentation, evaluation of the design effectiveness of controls, testing the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report with respect to the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears in Part I of this Report under the heading "Executive Officers." The remaining information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2021.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2021.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2021.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185.

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2021.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of May 16, 2017	8-K	001-37397	2.1	May 17, 2017
2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of June 30, 2017	8-K	001-37397	2.1	June 30, 2017
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
3.3*	Certificate of Designations of 13.00% Series A Redeemable Convertible Preferred Stock	8-K	001-37397	3.1	July 19, 2018
4.1*	Form of Common Stock Certificate of the Registrant	S-4	333-219101	4.5	June 30, 2017
4.2+	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.3*	Form of warrant certificate of the Registrant	S-1	333-203500	4.3	April 17, 2015
4.4*	Warrant Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015	8-K	001-37397	4.1	June 1, 2015
4.5*	Registration Rights Agreement by and among GPIA and certain securityholders, dated as of May 19, 2015	8-K	001-37397	10.2	June 1, 2015
4.6*	Sponsor Warrants Purchase Agreement by and between GPIA and GPIC, Ltd., effective as of May 19, 2015	8-K	001-37397	10.3	June 1, 2015
4.7*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017	S-4	333-219101	4.8	June 30, 2017
4.8*	Securities Purchase Agreement, dated June 18, 2018, by and among the Company and the Purchasers	8-K	001-37397	10.1	June 18, 2018
4.9*	Registration Rights Agreement, dated July 19, 2018	8-K	001-37397	10.1	July 19, 2018
4.10*	Form of Convertible Secured Promissory Note (2018)	DEF 14A	001-37397	Annex D	July 2, 2018
4.11*	Security Agreement, dated July 19, 2018	8-K	001-37397	10.3	July 19, 2018
4.12*	Securities Purchase Agreement, dated March 7, 2019, by and between the Company and the Investor	8-K/A	001-37397	10.1	March 12, 2019
4.13*	Registration Rights Agreement, dated March 7, 2019	8-K/A	001-37397	10.2	March 12, 2019
4.14*	Form of Convertible Secured Promissory Note (March 2019)	8-K/A	001-37397	10.3	March 12, 2019

4.15*	First Amendment to Securities Agreement dated March 7, 2019	8-K/A	001-37397	10.4	March 12, 2019
4.16*	Securities Purchase Agreement, dated June 20, 2019, by and among the Company and the Purchasers	8-K	001-37397	10.1	June 21, 2019
4.17*	Form of Convertible Secured Promissory Note (June 2019)	8-K	001-37397	10.3	June 21, 2019
4.18*	Preemptive Rights Agreement, dated as of December 7, 2017, by and among the Adams Street Holders (as defined therein), the GP Holders (as defined therein), and Rimini Street, Inc	8-K	001-37397	4.1	December 13, 2017
4.19*	Amended and Restated Investors’ Rights Agreement, dated October 31, 2016, between Rimini Street, Inc., a Nevada corporation, and certain holders of Rimini Street, Inc.’s, a Nevada corporation's, capital stock named therein	S-4	333-21910	4.7	June 30, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K	001-37397	10.1	October 16, 2017
10.2*†	Rimini Street, Inc. 2007 Stock Plan, including form agreements under the 2007 Stock Plan	S-4	333-219101	10.19	June 30, 2017
10.3*†	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan	S-4/A	333-219101	10.20	August 9, 2017
10.4*†+	Form of RSU Award Agreement under the 2013 Equity Incentive Plan effective February 23, 2021
10.5*†	Rimini Street, Inc. Executive Incentive Compensation Plan	S-4/A	333-219101	10.52	August 9, 2017
10.6*†	Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin, dated as of January 6, 2017	S-4	333-219101	10.21	June 30, 2017
10.7*†	Amendment dated June 3, 2020 to the Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin dated as of January 6, 2017	8-K	001-37397	10.2	June 5, 2020
10.8*†	Employment Agreement by and between the Registrant and Sebastian Grady, dated January 1, 2011	S-4	333-219101	10.24	June 30, 2017
10.9*†	Updated terms of employment by and between the Registrant and Sebastian Grady, dated May 14, 2013	S-4	333-219101	10.25	June 30, 2017
10.10*†	Offer Letter to Gerard Brossard dated May 22, 2020	8-K	001-37397	10.1	June 5, 2020
10.11*†	Offer Letter to Michael Perica dated August 28, 2020	8-K	001-37397	10.1	October 1, 2020
10.12*†	Non-Employee Director Compensation Policy Effective January 1, 2021	8-K	001-37397	10.1	December 23, 2020
10.13*	Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of May 22, 2013	S-4	333-219101	10.38	June 30, 2017
10.14*	First Amendment dated as of October 8, 2014 to Lease dated as of May 22, 2013 by and between the Registrant and BRE/HC Las Vegas Holdings, L.L.C. as successor in interest to MS Crescent 3993 Hughes SPV, LLC	S-4	333-219101	10.39	June 30, 2017
10.15*	Second Amendment dated as of April 3, 2017 to Lease dated as of May 22, 2013 by and between the Registrant and BRE/HC Las Vegas Holdings, L.L.C. as successor in interest to MS Crescent 3993 Hughes SPV, LLC	S-4	333-219101	10.40	June 30, 2017

10.16*	Bernal Corporate Park – Sycamore Terrace: Amended and Restated Office Lease dated as of September 11, 2019 and effective as of September 1, 2020 between West State Company and Rimini Street, Inc.	10-K	001-37397	10.16	March 3, 2021
10.17*	Rimini Street, Inc. Employee Stock Purchase Plan	8-K	001-37397	10.1	June 8, 2018
10.18*	Stock Purchase Agreement dated October 30, 2020	8-K	001-37397	10.1	November 2, 2020
10.19*	Stock Purchase Agreement dated January 5, 2021	8-K	001-37397	10.1	January 6, 2021
10.20*	Credit Agreement dated as of July 2, 2021, by and among Rimini Street, Inc., as borrower, the lenders party thereto and Capital One, National Association, as a lender and as agent for all lenders	8-K	001-37397	10.1	July 8, 2021
10.21*	Guaranty and Security Agreement dated as of July 2, 2021, by and among Rimini Street, Inc., the other grantors named therein, and Capital One, National Association, as agent	8-K	001-37397	10.2	July 8, 2021
10.22*	Amendment No. 1 dated as of July 20, 2021 to that certain Credit Agreement dated as of July 2, 2021 by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	July 21, 2021
10.23*	Amendment No. 2 dated as of January 14, 2022 to that certain Credit Agreement dated as of July 2, 2021, as amended by Amendment No. 1 thereto dated as of July 20, 2021, by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	January 18, 2022
21.1+	List of subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1+	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2+	Certification of Michael L. Perica, Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1+	Certification of Seth A. Ravin, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Michael L. Perica, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

RIMINI STREET, INC.

Date: March 2, 2022	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 2, 2022	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 2, 2022	By:	/s/ Michael L. Perica
Michael L. Perica
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 2, 2022	By:	/s/ Jack L. Acosta
Jack L. Acosta
Director

Date: March 2, 2022	By:	/s/ Steve Capelli
Steve Capelli
Director

Date: March 2, 2022	By:	/s/ Katrinka McCallum
Katrinkia McCallum
Director

Date: March 2, 2022	By:	/s/ Robin Murray
Robin Murray
Director

Date: March 2, 2022	By:	/s/ Jay Snyder
Jay Snyder
Director

Date: March 2, 2022	By:	/s/ Margaret (Peggy) Taylor
Margaret (Peggy) Taylor
Director