Form 10-Q
period 2022-03-31
Rimini Street, Inc.
filed 2022-05-04
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The registrant had approximately 87,040,000 shares of its $0.0001 par value common stock outstanding as of May 2, 2022.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$158,046	$119,571
Restricted cash	419	419
Accounts receivable, net of allowance of $792 and $576, respectively	91,288	135,447
Deferred contract costs, current	15,714	14,985
Prepaid expenses and other	17,087	16,340
Total current assets	282,554	286,762
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $13,869 and $13,278, respectively	4,519	4,435
Operating lease right-of-use assets	12,498	12,722
Deferred contract costs, noncurrent	23,107	21,524
Deposits and other	1,760	1,786
Deferred income taxes, net	63,358	64,033
Total assets	$387,796	$391,262
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,664	$3,664
Accounts payable	3,620	5,708
Accrued compensation, benefits and commissions	37,327	36,558
Other accrued liabilities	22,451	26,124
Operating lease liabilities, current	4,482	4,227
Deferred revenue, current	248,503	253,221
Total current liabilities	320,047	329,502
Long-term liabilities:
Long-term debt, net of current maturities	78,770	79,655
Deferred revenue, noncurrent	51,526	47,047
Operating lease liabilities, noncurrent	11,900	12,511
Other long-term liabilities	2,852	2,933
Total liabilities	465,095	471,648
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 87,011 and 87,107 shares, respectively	9	9
Additional paid-in capital	149,420	149,234
Accumulated other comprehensive loss	(2,910)	(2,724)
Accumulated deficit	(222,702)	(225,789)
Treasury stock, at cost	(1,116)	(1,116)
Total stockholders' deficit	(77,299)	(80,386)
Total liabilities and stockholders' deficit	$387,796	$391,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$97,910	$87,895
Cost of revenue	37,207	33,836
Gross profit	60,703	54,059
Operating expenses:
Sales and marketing	31,700	30,383
General and administrative	19,951	16,603
Impairment charges related to operating right of use assets	—	393
Litigation costs and related recoveries:
Professional fees and other costs of litigation	3,499	4,763
Insurance costs and recoveries, net	(389)	—
Litigation costs and related recoveries, net	3,110	4,763
Total operating expenses	54,761	52,142
Operating income	5,942	1,917
Non-operating income and (expenses):
Interest expense	(808)	(47)
Loss on change in fair value of redeemable warrants	—	(4,668)
Other income, net	209	772
Income (loss) before income taxes	5,343	(2,026)
Income tax expense	(2,256)	(1,550)
Net income (loss)	3,087	(3,576)
Other comprehensive income:
Foreign currency translation loss	(186)	(2,364)
Comprehensive income (loss)	$2,901	$(5,940)

Net income (loss) attributable to common stockholders	$3,087	$(9,845)

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.13)
Diluted	$0.03	$(0.13)
Weighted average number of shares of Common Stock outstanding:
Basic and diluted	87,124	78,733
Diluted	88,485	78,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended March 31,
	2022	2021
Common Stock, Shares
Beginning of period	87,107	76,406
Exercise of stock options for cash	287	716
Restricted stock units vested	184	268
Issuance of Common Stock in March 2021 and August 2020 Offerings	—	7,750
Retired shares of Common Stock	(567)	—
End of period	87,011	85,140

Total Stockholders' Deficit, beginning of period	$(80,386)	$(203,060)
Common Stock, Amount
Beginning of period	9	8
Exercise of stock options for cash	—	—
Restricted stock units vested	—	—
Issuance of Common Stock in March 2021 and August 2020 Offerings, net	—	1
End of period	9	9
Additional Paid-in Capital
Beginning of period	149,234	98,258
Stock based compensation expense	3,051	2,233
Exercise of stock options for cash	375	2,912
Restricted stock units vested	—	—
Issuance of Common Stock in March 2021 Offering, net	—	55,628
Retired shares of Common Stock	(3,240)	—
Return on repurchase of Series A Preferred Stock shares in January 2021	—	(38)
Accretion of discount on Series A Preferred Stock	—	(1,473)
Accrued dividends on Series A Preferred Stock:
Payable in cash	—	(3,660)
Payable in kind	—	(1,098)
End of period	149,420	152,762
Accumulated Other Comprehensive Loss
Beginning of period	(2,724)	(318)
Foreign currency translation loss	(186)	(2,364)
End of period	(2,910)	(2,682)
Accumulated Deficit
Beginning of period	(225,789)	(301,008)
Net income (loss)	3,087	(3,576)
End of period	(222,702)	(304,584)
Treasury Stock	(1,116)	—
Total Stockholders' Deficit, end of period	$(77,299)	$(154,495)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,087	$(3,576)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on change in fair value of redeemable warrants	—	4,668
Stock-based compensation expense	3,051	2,233
Depreciation and amortization	577	583
Accretion and amortization of debt discount and issuance costs	240	—
Deferred income taxes	671	180
Impairment charges related to operating right of use assets	—	393
Amortization and accretion related to operating right of use assets	1,403	1,554
Changes in operating assets and liabilities:
Accounts receivable	44,980	33,176
Prepaid expenses, deposits and other	(490)	(2,510)
Deferred contract costs	(2,312)	444
Accounts payable	(2,277)	(1,017)
Accrued compensation, benefits, commissions and other liabilities	(2,815)	(7,063)
Deferred revenue	(266)	(4,571)
Net cash provided by operating activities	45,849	24,494
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(485)	(374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to Common Stock issuances in March 2021 Offering	—	56,965
Payments of professional fees related to Common Stock issuances in March 2021 Offering	(27)	(900)
Principal payments on the Credit Facility	(1,125)	—
Payments to repurchase shares of Series A Preferred Stock	—	(8,951)
Payments of cash dividends on Series A Preferred Stock	—	(4,009)
Payments to repurchase and retire Common Stock	(3,240)	—
Principal payments on capital leases	(81)	(109)
Proceeds from exercise of employee stock options	375	2,912
Net cash (used in) provided by financing activities	(4,098)	45,908
Effect of foreign currency translation changes	(2,791)	(4,440)
Net change in cash, cash equivalents and restricted cash	38,475	65,588
Cash, cash equivalents and restricted cash at beginning of period	119,990	87,909
Cash, cash equivalents and restricted cash at end of period	$158,465	$153,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$568	$46
Cash paid for income taxes	544	812
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in March 2021 Public Offering:
Underwriter discounts and commissions	$—	$2,948
Underwriter expenses	—	1,050
Accrued professional fees related to the issuance of Common Stock	—	436
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$—	$3,540
Accrued PIK dividends	—	1,051
Accretion of discount on Series A Preferred Stock	—	1,473
Issuance of Series A Preferred Stock for PIK dividends	—	1,193

Increase in payables for capital expenditures	$168	$175

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K as filed with the SEC on March 2, 2022 (the “2021 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2021 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2022, and operating results for the three months ended March 31, 2022, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2022.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of March 31, 2022, the Company’s current liabilities exceeded its current assets by $37.5 million, and the Company recorded net income of $3.1 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had available cash, cash equivalents and restricted cash of $158.5 million. As of March 31, 2022, the Company’s current liabilities included $248.5 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 38% of the related deferred revenue for the three months ended March 31, 2022.

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

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $6.7 million. In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. As of the issuance date of these financial statements, the Company’s ability to operate continues not to be significantly adversely impacted by the COVID-19 pandemic and the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

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

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the fiscal year 2022:

In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The guidance eliminates the beneficial conversion and cash conversion accounting for convertible instruments. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The new guidance was effective for us as of January 1, 2022. The impact of the adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Deferred contract costs, current and noncurrent, as of the beginning of period	$36,509	$34,945
Capitalized commissions during the period	6,525	3,274
Amortized deferred contract costs during the period	(4,213)	(3,719)
Deferred contract costs, current and noncurrent, as of the end of period	$38,821	$34,500

Deferred revenue activity consisted of the following (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2022	2021
Deferred revenue, current and noncurrent, as of the beginning of period	$300,268	$256,933
Billings, net	97,671	80,959
Revenue recognized	(97,910)	(87,895)
Deferred revenue, current and noncurrent, as of the end of period	$300,029	$249,997

The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. As of March 31, 2022, the remaining transaction price included in deferred revenue was $248.5 million in current and $51.5 million in noncurrent.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued sales and other taxes	$5,730	$8,805
Accrued professional fees	4,850	4,502
Current maturities of capital lease obligations	313	315
Income taxes payable	1,153	1,546
Accrued litigation settlement costs	7,127	7,530
Other accrued expenses	3,278	3,426
Total other accrued liabilities	$22,451	$26,124

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Credit Facility	$82,434	$83,319
Less current maturities	3,664	3,664
Long-term debt, net of current maturities	$78,770	$79,655

Effective July 20, 2021, the Company received $89.3 million of net proceeds related to the Credit Facility. The borrowings under the Credit Facility were incurred with an original discount of 0.375%. As part of the transaction, the Company incurred issuance costs of $4.2 million, which were capitalized and will be amortized over the term of the Credit Facility.

The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.75% to 2.50%. For the three months ended March 31, 2022, the interest rate on the Credit Facility was 2.5%, which was comprised of LIBOR at 0.22% and a margin of 2.25%. As of March 31, 2022, LIBOR was 1.01% and the margin was 1.75%. The fair value of the Credit Facility was $86.8 million (Level 2 inputs) as of March 31, 2022 compared to the carrying value of $86.0 million as of March 31, 2022. The LIBOR rate as of December 31, 2021 was not materially different from the interest rate for the year ended December 31, 2021. Hence the fair value of the Credit Facility approximated the carrying value as of December 31, 2021.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term. On March 31, 2022, the Company made a principal payment of $1.1 million.

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

The components of interest expense are presented below (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Credit Facility:
Interest expense	$543	$—
Accretion expense related to discount and issuance costs	240	—
Interest on finance leases	25	47
	$808	$47

NOTE 6 — REDEEMABLE SERIES A PREFERRED STOCK

On July 20, 2021, the Company redeemed the remaining 87,802 shares of its 13.00% Series A Preferred Stock at an aggregate total redemption price of $88.4 million. The total price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million, or $6.86 per share related to the dividends earned for the period from July 1, 2021 to but not including the redemption date, July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

The Company funded the July 20, 2021 redemption with borrowings under the Credit Facility. See Note 5 for further information regarding the Company's Credit Facility.

On April 16, 2021, the Company redeemed 60,000 shares of its 13.00% Series A Preferred Stock at an aggregate total redemption price of $62.3 million. The total price consisted of $60.0 million related to the face value of $1,000 per share of Series A Preferred Stock and $2.3 million, or $39.05 per share, related to the dividends to be earned for the period from April 1, 2021 through July 18, 2021. The redeemed shares of Series A Preferred Stock, along with the dividends were recorded when the Series A Preferred Stock became mandatorily redeemable on April 16, 2021.

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

Upon the closing of the transactions described above, the shares of Series A Preferred Stock purchased by the Company were retired (and the underlying Note Obligations cancelled) and are not eligible for re-issuance by the Company in accordance with the terms of the CoD.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the net carrying value of Series A Preferred Stock from December 31, 2020 to September 30, 2021 (the quarter in which the Series A Preferred Stock was redeemed in full) are set forth below (dollars in thousands):

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

Presented below is a summary of total and per share dividends declared during the fiscal year 2021 (dollars in thousands, except per share amounts):

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

Common Stock Retired

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

During the three months ended March 31, 2022, the Company acquired 0.6 million shares of Common Stock on the open market at a cost of $3.2 million. Upon completion of this repurchase, these shares of Common Stock were retired.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Offerings

On March 11, 2021, the Company completed the March 2021 Offering of 7.8 million shares of its Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. The Company also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.6 million. The Company used the net proceeds from the March 2021 Offering, together with proceeds from the offering described below, to redeem 60,000 shares of Series A Preferred Stock in April 2021.

On August 18, 2020, the Company completed the August 2020 Offering of 6.1 million shares of its Common Stock at a price of $4.50 per share for total gross proceeds of $27.5 million. Underwriter discounts and commissions were $1.7 million and the underwriter expenses were $0.1 million. The Company also incurred additional professional fees of $0.6 million as part of the transaction, resulting in net proceeds from the August 2020 Offering of approximately $25.1 million. The Company used the net proceeds from the August 2020 Offering, together with proceeds from the offering described above, to redeem 60,000 shares of Series A Preferred Stock and for working capital and other general corporate purposes.

Treasury Stock

On August 6, 2021, the Company reacquired 0.1 million shares of common stock for $1.1 million related to restricted stock units (“RSUs”) that vested on that date. These shares are included as Treasury Stock as of March 31, 2022.

Stock Plans

The Company’s stock plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 22, 2022, the Board of Directors authorized an increase of approximately 3.5 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2021, included in Part II, Item 8 of the 2021 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the three months ended March 31, 2022.

Restricted Stock Units

For the three months ended March 31, 2022, the Board of Directors granted RSUs under the 2013 Plan for an aggregate of approximately 0.6 million shares of Common Stock to employees and to non-employee directors of the Company. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $4.85 per share, the aggregate fair value for the shares underlying the RSUs amounted to $2.8 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense related to RSUs of approximately $2.6 million and $1.9 million was recognized for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the unrecognized expense of $13.4 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.8 years.

Stock Options

For the three months ended March 31, 2022, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.4 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. These stock options generally vest annually for one-third of the awards and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the three months ended March 31, 2022 (shares in

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2021	6,824	$5.92	5.6
Granted	396	5.10
Forfeited	(129)	5.99
Expired	(48)	7.16
Exercised	(287)	1.31
Outstanding, March 31, 2022 (3)(4)	6,756	6.06	5.8
Vested, March 31, 2022 (3)	4,587	5.95	4.1

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of March 31, 2022, the aggregate intrinsic value of all stock options outstanding was $4.1 million. As of March 31, 2022, the aggregate intrinsic value of vested stock options was $3.3 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of March 31, 2022.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the three months ended March 31, 2022 (in thousands):

Available, December 31, 2021	4,324
Newly authorized by Board of Directors	3,484
Stock options granted	(396)
Restricted stock units granted	(580)
Expired options under Stock Plans	48
Forfeited options under Stock Plans	129
Forfeited restricted stock units under Stock Plans	70
Shares repurchased	567
Available, March 31, 2022	7,646

The aggregate fair value of approximately 0.4 million stock options granted for the three months ended March 31, 2022 amounted to $0.9 million, or $2.30 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the three months ended March 31, 2022, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	45%
Dividend yield	0%
Risk-free interest rate	1.83%
Fair value per common share on date of grant	$5.10

As of March 31, 2022 and December 31, 2021, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $4.0 million and $3.9 million, respectively. As of March 31, 2022, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.2 years.

Stock-Based Compensation Expense

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$508	$316
Sales and marketing	827	727
General and administrative	1,716	1,190
Total	$3,051	$2,233

Warrants

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Upon review of the SEC Staff Statement which addressed certain accounting and reporting considerations related to warrants similar to the Company’s GP Sponsor Private Placement Warrants and upon review of ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that its GP Sponsor Private Placement Warrants should have been classified as a liability instead of equity. On October 29, 2021, the GP Sponsor sold the warrants for $1.04 per warrant to outside holders. As a result of the sale, the new holders of the Private Placement Warrants had the same rights as that of the Public Warrant holders. Therefore as of October 29, 2021, the Company reclassified the liability for redeemable warrants to additional paid-in capital for $6.3 million. See Note 12 for information regarding the fair value of the GP Sponsor Private Placement Warrants.

As of March 31, 2022, warrants were outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2021, included in the 2021 Form 10-K.

NOTE 8 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant U.S. tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020 (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). The Company has elected to defer payroll tax payments which totaled $1.6 million as of March 31, 2021. The Company paid $1.6 million in December 2021 as required under the CARES Act. The remaining amount of $1.6 million is required to be paid in December 2022.

For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate was 42.2% and (76.5)%, respectively. The Company’s income tax expense was primarily attributable to earnings in the United States and foreign jurisdictions subject to income taxes and foreign withholding taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended March 31, 2022 and 2021.

For additional information about income taxes, please refer to Note 9 to the Company’s consolidated financial statements for the year ended December 31, 2021, included in Part II, Item 8 of the 2021 Form 10-K.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company’s matching contributions to these plans totaled $0.8 million for both the three months ended March 31, 2022 and 2021, respectively.

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

On February 7, 2022, Rimini filed a Notice of Appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). Rimini’s opening brief is due on May 18, 2022. Oracle’s answering brief is currently due on June 17, 2022. At this time, the Company believes that it is in substantial compliance with the injunction and has complied with the order regarding the quarantining of certain computer files. On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until Rimini’s appeal is resolved. As of March 31, 2022 and December 31, 2021, the Company had accrued $6.9 million, as an estimate related to reasonable attorneys’ fees and costs. During the three months ended March 31, 2022, the Company paid $0.6 million to Oracle for the award sanctions. Regarding the Company's estimate for reasonable attorneys' fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.
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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 30, 2021, the District Court approved the Pretrial Order and indicated that it had “ordered counsel to meet and confer on possible trial dates in mid-2022 and the potential trial length for a trial.” On February 3, 2022, the parties filed a Joint Report Regarding Trial Date, Duration, and Location. On April 14, 2022, District Court judge, who had been presiding over the case, entered an order referring the case for reassignment. The case has been reassigned to another District Court judge. Presently, there is no specific trial date approved or ordered by the District Court.

As of this date, no damages of any kind have been awarded by the District Court in Rimini II. Damages, if any, will be a decision for the Rimini II jury. The Company reserves all rights, including appellate rights, with respect to the District Court and jury rulings and findings in Rimini II.

At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle. The Company maintains that zero damages should be awarded in Rimini II. A jury will ultimately determine what amount, if any, of damages to award. Both parties have sought injunctive relief in addition to monetary damages in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss, if any, cannot be reasonably determined. The Company also believes that an award for damages payable to Oracle is not probable, so no accrual has been made as of March 31, 2022. However, as with any jury trial, the ultimate outcome may be different from the Company’s best estimates and could have a material adverse impact on Company’s financial results and business.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $7.7 million and $8.3 million as of March 31, 2022 and December 31, 2021, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these unaudited condensed consolidated financial statements.

NOTE 10 — RELATED PARTY TRANSACTIONS

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. RSI provides enterprise software support services. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. Prior to the consummation of the mergers, the ultimate parent entity of GPIA was GP Investments, Ltd. (“GP Investments”), a global private equity firm and a former affiliate of the Company. An affiliate of GP Investments (Mr. Antonio Bonchristiano) was a member of the Company’s Board of Directors until May 5, 2021.

In addition, an affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is also a member of the Company’s Board of Directors. As of March 31, 2022, ASP owned approximately 27.1% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement for total consideration of approximately $19.2 million, which shares of Series A Preferred Stock were all redeemed by the Company in 2021 on the same terms and conditions as for all other holders of Series A Preferred Stock.

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
For the three months ended March 31, 2022 and 2021, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net loss attributable to common stockholders (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2022	2021
Income attributable to common stockholders:
Net income (loss)	$3,087	$(3,576)
Return on repurchase of Series A Preferred Stock shares	—	(38)
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	—	(3,660)
PIK dividends declared	—	(1,098)
Accretion of discount	—	(1,473)
	3,087	(9,845)
Undistributed earnings allocated using the two-class method	—	—
Net loss attributable to common stockholders	$3,087	$(9,845)
	Three Months Ended March 31,
	2022	2021
Weighted average number of shares of Common Stock outstanding	87,124	78,733
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	—	14,651
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	87,124	93,384
Percentage of shares allocable to Series A Preferred Stock	—%	15.7%
	Three Months Ended March 31,
	2022	2021
Weighted average number of shares of Common Stock outstanding:
Basic	87,124	78,733
Stock options	512	—
Restricted stock units	849	—
Diluted	88,485	78,733
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.13)
Diluted	$0.03	$(0.13)

The following potential Common Stock equivalents were excluded from the computation of diluted net loss per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

	March 31,	December 31,
	2022	2021
Restricted stock units	1,197	248
Stock options	4,329	2,458
Warrants	18,128	14,688
Total	23,654	17,394

NOTE 12 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts, and considers assumptions that market participants would use when pricing the asset or liability. Additional information on fair value measurements is included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2021, included in Part II, Item 8 of the 2021 Form 10-K. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer.

During the year ended December 31, 2021, the Company determined that its GP Sponsor Private Placement Warrants are subject to treatment as a liability. The GP Sponsor Private Placement Warrants could not be redeemed by the Company so long as these warrants were held by the initial purchasers or such purchasers’ permitted transferees. If these warrants were held by someone other than the initial purchasers or such purchasers’ permitted transferees, these warrants are redeemable by the Company and exercisable on the same basis as certain warrants to purchase approximately 8.6 million shares of the Company’s Common Stock, at $11.50 per share (the “Public Warrants”). As a result, the GP Sponsor Private Placement Warrants were reclassified as a liability. On October 29, 2021, the GP Sponsor sold the warrants for $1.04 per warrant to outside holders. As a result of the sale, the new holders of the Private Placement Warrants had the same rights as that of the Public Warrant holders. Therefore as of October 29, 2021, the Company reclassified the liability for redeemable warrants to additional paid-in capital for $6.3 million. During the quarter ended March 31, 2021, the key assumptions used to determine the fair value was the term period of the warrants, the risk free rate and volatility.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entity. The following table shows revenues by geographic region (in thousands):

	Three Months Ended March 31,
	2022	2021
United States of America	$52,284	$47,559
International	45,626	40,336
Total	$97,910	$87,895

No clients represented more than 10% of revenue for both the three months ended March 31, 2022 or 2021. As of March 31, 2022, no clients accounted for more than 10% of total net accounts receivable. As of December 31, 2021, the Company had one customer greater than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of March 31, 2022 and December 31, 2021, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.6 million and $1.5 million, respectively. As of March 31, 2022, the Company had operating lease right-of-use assets of $7.2 million, $4.4 million and $1.0 million in the United States, India and the rest of the world, respectively. As of December 31, 2021, the Company had operating lease right-of-use assets of $7.7 million, $4.7 million and $0.4 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2022 and December 31, 2021, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $99.7 million and $70.6 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had restricted cash of $0.4 million and $0.4 million, respectively. The Company has never experienced any losses related to these balances.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 - LEASES

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Accounting Standards Codification (ASC) Topic 842, Leases. The Company adopted the standard using the prospective method. The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days notice with a penalty. The Company’s leases have various remaining lease terms ranging from April 2022 to January 2027. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company’s lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of March 31, 2022, the Company did not have any material additional operating leases that have not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense related to ROU assets and liabilities	$1,403	$1,554
Other lease expense	193	160
Total lease expense	$1,596	$1,714

Other information related to leases was as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Balance Sheet Information	March 31, 2022	December 31, 2021
Operating lease right-of-use assets, noncurrent	$12,498	$12,722

	March 31, 2022	December 31, 2021
Operating lease liabilities, current	$4,482	$4,227
Operating lease liabilities, noncurrent	11,900	12,511
Total operating lease liabilities	$16,382	$16,738

Weighted Average Remaining Lease Term	Years
Operating leases	3.8
Weighted Average Discount Rate
Operating leases	10.5%

Maturities of operating lease liabilities as of March 31, 2022 were as follows (in thousands):

Year ending March 31:
2023	$5,928
2024	4,850
2025	4,437
2026	2,646
2027	2,046
Thereafter	—
Total future undiscounted lease payments	19,907
Less imputed interest	(3,525)
Total	$16,382

For the three months ended March 31, 2022 and 2021, the Company paid $1.4 million and $1.6 million, respectively, for operating lease liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•the duration of and economic, operational and financial impacts on our business of the COVID-19 pandemic, as well as the actions taken by governmental authorities, clients or others in response to the continuance of the pandemic;
•the evolution of the enterprise software management and support landscape facing our clients and prospects;
•our ability to educate the market regarding the advantages of our enterprise software management and support services and products;
•estimates of our total addressable market;
•expectations of client savings;
•the occurrence of catastrophic events, including terrorism and geopolitical actions specific to an international region, that may disrupt our business or that of our current and prospective clients;
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
•our ability to expand internationally;
•our ability to raise equity or debt financing and engage in other transactions to simplify our capital structure in the future;
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
•costs associated with defending intellectual property infringement and other claims, such as those claims discussed under “Legal Proceedings” in Part II, Item 1 of this Report and our expectations with respect to such litigation;
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

    We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referred to under “Risk Factors” in Part II, Item 1A of this Report. Moreover, we operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Report, and our audited consolidated financial statements for the year ended December 31, 2021, included in Part II, Item 8 of our 2021 Form 10-K.

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

    Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (ERP), client relationship management (CRM), product lifecycle management (PLM) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2021, SAP reported that support revenue represented approximately 41% of its total revenue. For fiscal year 2021, Oracle reported a margin of 85% for cloud services and license support.

We believe that software vendor support is an increasingly costly model that has not evolved to offer licensees the responsiveness, quality, breadth of capabilities or value needed to meet the needs of licensees. Organizations are under increasing pressure to reduce their IT costs while also delivering improved business performance through the adoption and integration of emerging technologies, such as mobile, virtualization, internet of things (“IoT”) and cloud computing. Today, however, the majority of IT budgets are spent operating and maintaining existing infrastructure and systems, in part as a result of software vendor policies and support models that are designed to benefit the vendor and force organizations to follow a vendor-dictated roadmap. As a result, we believe organizations are increasingly seeking ways to create competitive advantage and growth by redirecting budgets from expensive maintenance programs and costs to new technology investments that provide greater strategic value. We believe our software products and services help clients achieve these objectives by reducing the total cost of support.

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

    As of March 31, 2022, we employed over 1,680 professionals and supported over 2,880 active clients globally, including 70 Fortune 500 companies and 17 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended March 31, 2022 and 2021, we generated revenue of $97.9 million and $87.9 million, respectively, representing an increase of 11%. During the three months ended March 31, 2022, we had net income of $3.1 million, and as of March 31, 2022, we had an accumulated deficit of $222.7 million. Approximately 53% and 54% of our revenue was generated in the United States for the three months ended March 31, 2022 and 2021, respectively. Approximately 47% and 46% of our revenue was generated in foreign jurisdictions for the three months ended March 31, 2022 and 2021, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Impact of COVID-19

Near the end of the first quarter of 2020, the emergence of the COVID-19 pandemic created, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. These rapidly evolving and unpredictable impacts continue as virus variants have resulted in additional outbreaks during fiscal year 2021 and 2022 to date. In response to the COVID-19 pandemic, federal and state governments have implemented multiple measures aiming to contain the spread of the virus, including social distancing, travel restrictions, border closures, quarantine guidance following travel to certain jurisdictions, limitations on public gatherings and continued closures of certain non-essential businesses, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions. As a result, to protect the health and well-being of our employees, clients and the communities in which we operate, we transitioned as many of our employees as possible to a work-at-home model, temporarily closed our offices worldwide, placed restrictions on non-essential business travel, transitioned to a no in-person event marketing strategy and implemented a fully remote sales model. We believe these measures have been successful and have not significantly affected our financial results for the three months ended March 31, 2022. We have implemented business continuity measures and will continue to respond to the COVID-19 pandemic as circumstances dictate.

As a result of the measures that we have taken in response to the COVID-19 pandemic described above, we have realized reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world. While some of our offices have partially re-opened with limited staffing, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. We continue to expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19. For example, during the COVID-19 pandemic, we paid COVID-19 special bonuses to certain of our employees to help with pandemic-related special costs and for employees who have tested positive for COVID-19. We have authorized COVID-19 special bonuses during pandemic that have been paid from 2020 through the three months ended March 31, 2022. The cost of these special bonuses were more than offset by the cost reductions relating to travel and in-person marketing event fees and expenses described above.

The COVID-19 pandemic had no significant net impact on our revenue or results of operations during the three months ended March 31, 2022, and we continued to deliver uninterrupted and critical support services to our clients during this period. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place where they are located throughout the world. While we did implement discounted or extended payment terms for certain of our clients in 2020, in most cases it was in exchange for contractual concessions favorable to us, for example, extended contract terms or marketing support for references, and the collective impact of such changes was not material to our results. However, the COVID-19 pandemic has impacted business markets worldwide, primarily due to the uncertainty relating to the continued effects of the pandemic. As a result, we have experienced some clients not renewing our services as their businesses have been adversely impacted during the pandemic. Despite this, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs.

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

On March 27, 2020, CARES Act was signed into law in the United States to address the economic impact of the COVID-19 pandemic. We have elected to defer payroll tax payments which totaled $3.2 million as permitted by the CARES Act (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). We paid $1.6 million in December 2021 as required under the CARES Act. We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

Recent Developments

On February 27, 2022, the Board approved adoption of a stock repurchase program to repurchase up to $15.0 million of our common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, through March 4, 2024, subject to compliance with our Credit Facility dated July 2, 2021, and amended January 14, 2022 to increase the amount of securities that could be purchased by us to approximately $15.0 million during the term of the facility, and other applicable legal requirements.

During the three months ended March 31, 2022, we acquired 0.6 million shares of Common Stock on the open market at a cost of $3.2 million. Upon completion of these repurchases, such shares of Common Stock were retired.

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

On March 11, 2021, we completed the March 2021 Offering of 7.8 million shares of our Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Underwriter discounts and commissions were $2.9 million and the underwriter expenses were $0.2 million. We also incurred additional professional fees and expenses of $1.3 million as part of the transaction, resulting in net proceeds from the March 2021 Offering of approximately $55.6 million. We used the net proceeds from the March 2021 Offering, together with proceeds from a prior offering, to redeem 60,000 shares of Series A Preferred Stock. Reference is made to Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for information about the March 2021 Offering.

    Also, reference is made to Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of developments in our litigation with Oracle.

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of March 31, 2022 and 2021, we had over 2,880 and 2,550 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of March 31, 2022 and 2021, we had over 1,470 and 1,340 unique clients, respectively.

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

    Our annualized recurring revenue was $385 million and $349 million as of March 31, 2022 and 2021, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 94% and 91% for the 12 months ended March 31, 2022 and 2021, respectively.

Gross profit margin

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 62.0% and 61.5% for the three months ended March 31, 2022 and 2021, respectively. We believe the gross profit margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

Our consolidated statements of operations for the three months ended March 31, 2022 and 2021, are presented below (in thousands):

	Three Months Ended March 31,		Variance
	2022	2021	Amount	Percent
Revenue	$97,910	$87,895	$10,015	11.4%
Cost of revenue:
Employee compensation and benefits	26,596	23,660	2,936	12.4%
Engineering consulting costs	4,722	4,735	(13)	(0.3)%
Administrative allocations (1)	3,761	3,590	171	4.8%
All other costs	2,128	1,851	277	15.0%
Total cost of revenue	37,207	33,836	3,371	10.0%
Gross profit	60,703	54,059	6,644	12.3%
Gross margin	62.0%	61.5%
Operating expenses:
Sales and marketing	31,700	30,383	1,317	4.3%
General and administrative	19,951	16,603	3,348	20.2%
Impairment charges related to operating right of use assets	—	393	(393)	(100.0)%
Litigation costs and related recoveries, net	3,110	4,763	(1,653)	(34.7)%
Total operating expenses	54,761	52,142	2,619	5.0%
Operating income	5,942	1,917	4,025	210.0%
Non-operating income and (expenses):
Interest expense	(808)	(47)	(761)	1,619.1%
Loss on change in fair value of redeemable warrants	—	(4,668)	4,668	(100.0)%
Other income, net	209	772	(563)	(72.9)%
Income before income taxes	5,343	(2,026)	7,369	(363.7)%
Income tax expense	(2,256)	(1,550)	(706)	45.5%
Net income	$3,087	$(3,576)	$6,663	(186.3)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our unaudited condensed consolidated financial statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $87.9 million for the three months ended March 31, 2021 to $97.9 million for the three months ended March 31, 2022, an increase of $10.0 million or 11%. The increase was driven by a 11% increase in the average number of unique clients from 1,333 for the three months ended March 31, 2021 to 1,475 for the three months ended March 31, 2022. On a geographic basis, United States revenue grew from $47.6 million for the three months ended March 31, 2021 to $52.3 million for the three months ended March 31, 2022, an increase of $4.7 million or 10%. Our international revenue grew from $40.3 million for the three months ended March 31, 2021 to $45.6 million for the three months ended March 31, 2022, an increase of $5.3 million or 13%.

    Cost of revenue. Cost of revenue increased from $33.8 million for the three months ended March 31, 2021 to $37.2 million for the three months ended March 31, 2022, an increase of $3.4 million or 10%. The key drivers related to the cost of revenue increase were a $2.9 million increase in compensation costs and a $0.5 million increase in administrative allocations and all other costs. The compensation cost increase was attributable to an increase of 18% in the average number of employees required to support the revenue growth.

As discussed in Note 9 to our consolidated financial statements included in Part 1, Item 1 of this Report, following post-trial motions, the District Court entered a permanent injunction prohibiting us from using certain processes, including processes adjudicated as infringing at trial, that we ceased using no later than July 2014, which we subsequently appealed to the Court of Appeals. In August 2019, the Court of Appeals affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. As a result of the injunction, we have incurred and expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices (Process 2.0) that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing.

    Gross profit. Gross profit increased from $54.1 million for the three months ended March 31, 2021 compared to $60.7 million for the three months ended March 31, 2022, an increase of $6.6 million or 12%. Gross profit margin for the three months ended March 31, 2021 was 61.5% compared to 62.0% for three months ended March 31, 2022. For the three months ended March 31, 2022, total cost of revenue increased by 10% compared to an increase in revenue of 11% for the three months ended March 31, 2022. As a result, our gross profit margin improved by 50 basis points period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses decreased from 35% for the three months ended March 31, 2021 to 32% for the three months ended March 31, 2022. In dollar terms, sales and marketing expenses increased from $30.4 million for the three months ended March 31, 2021 to $31.7 million for the three months ended March 31, 2022, an increase of $1.3 million or 4%. This increase was primarily due to (i) an increase in employee compensation and benefits of $1.1 million, and (ii) an increase in administrative allocations and other costs of $0.6 million. These increases were offset, in part, by a decrease in marketing promotional expenses and trade show expenses of $0.4 million. We will continue to accelerate our future revenue growth by investing in more resources.

    The $1.1 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended March 31, 2022, was primarily due to an increase in salaries, wages, bonus and benefit costs of $1.9 million due to an 8% increase in the average number of employees devoted to sales and marketing functions, and pay increases. These increases were offset, in part, by lower commissions of $0.8 million for the three months ended March 31, 2022.

    General and administrative expenses. General and administrative expenses increased from $16.6 million for the three months ended March 31, 2021 to $20.0 million for the three months ended March 31, 2022, an increase of $3.3 million or 20%. This increase was comprised of several items, which included (i) increased costs in salaries, wages and benefits of $2.4 million as the average number of employees increased by 17%, (ii) an increase in sales taxes and other taxes of $0.4 million, (iii) an increase of our computer software and license costs of $0.7 million, (iv) an increase in contract labor of $0.3 million and (v) an increase in travel and entertainment expenses of $0.3 million for the three months ended March 31, 2022. These unfavorable variances were offset, in part, by favorable variances including (i) an increase in administrative allocations of $0.4 million and (ii) a decrease in all other costs of $0.5 million.

Looking forward on a quarter-over-quarter basis, we are monitoring the demand for our services in light of the COVID-19 pandemic related environment and will adjust our spend accordingly. However, we expect to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with no longer being classified as an “emerging growth company” or “smaller reporting company” for purposes of SEC reporting. Our company costs that are expected to increase in the future include costs relating to additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, not taking into account temporary reductions in certain expenses resulting from the COVID-19 pandemic, we expect our general and administrative expenses related to public company costs will continue to increase in future periods.

Impairment charges related to operating right of use assets. We recognized an impairment charge of $0.4 million for the three months ended March 31, 2021, related to one of our offices as we ceased use of a portion of the office space during the period due to the increased use of remote work which has occurred during the COVID-19 pandemic.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Professional fees and other costs of litigation	$3,499	$4,763	$(1,264)
Insurance costs and recoveries, net	(389)	—	(389)
Litigation costs and related recoveries, net	$3,110	$4,763	$(1,653)

    Professional fees and other costs associated with litigation decreased from $4.8 million for the three months ended March 31, 2021 to $3.5 million for the three months ended March 31, 2022, a decline of $1.3 million. This decrease was primarily due to timing of the costs associated with the September 2021 hearing related to determine if we had been in contempt of the permanent injunction.

Insurance costs and related recoveries, net increased from no activity for the three months ended March 31, 2021 to a net benefit of $0.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2022, we received insurance proceeds of $0.4 million related to our litigation costs incurred as part of the injunction proceedings. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

    Interest expense. Interest expense increased from $47 thousand for the three months ended March 31, 2021 to $0.8 million for the three months ended March 31, 2022, an increase of $0.8 million. Interest expense increased primarily due to us entering into a five-year Credit Facility for $90 million on July 20, 2021.

Loss on change in fair value of redeemable warrants. Loss on change in fair value of redeemable warrants amounted to a loss of $4.7 million for the three months ended March 31, 2021 as the fair value per warrant changed from $0.35 per warrant as of December 31, 2020 to $1.12 per warrant as of March 31, 2021. On October 29, 2021, the GP Sponsor Warrants were sold, as a result of which the GP Sponsor Warrants were determined to be no longer treated as a liability. Hence, there is no longer any mark to market activity recorded for each period related to these warrants.

    Other income, net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended March 31, 2022, net other expense of approximately $0.2 million was comprised primarily of foreign exchange gains of approximately $0.4 million. For the three months ended March 31, 2021, net other income of $0.8 million was also comprised primarily of foreign exchange gains of approximately $0.8 million.

    Income tax expense. We had income tax expense of $1.6 million for the three months ended March 31, 2021 compared to $2.3 million for the three months ended March 31, 2022. At the end of fiscal year 2021, we determined that it was more likely than not that we could benefit from our deferred tax assets based on all of the available evidence, resulting in a significant reduction in our valuation allowance. For the three months ended March 31, 2022, our United States operations were subject to income taxes, resulting in an incremental $0.7 million of income tax expense. For the three months ended March 31, 2021, our income taxes were primarily attributable to income taxes on our foreign operations and foreign withholding taxes.

Liquidity and Capital Resources

Overview

    As of March 31, 2022, we had a working capital deficit of $37.5 million and an accumulated deficit of $222.7 million. For the three months ended March 31, 2022, we had net income of $3.1 million. As of March 31, 2022, we had available cash, cash equivalents and restricted cash of $158.5 million.

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

We funded the July 20, 2021 redemption with borrowings from our Credit Facility. The Credit Facility will bear interest at LIBOR plus a margin ranging from 1.75% to 2.50% and contains certain financial covenants, including a minimum fixed charge coverage ratio, a total leverage ratio, and a minimum liquidity of at least $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

On March 11, 2021, we completed the March 2021 Offering of 7.8 million shares of our Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Net proceeds from the March 2021 Offering were $55.6 million after underwriter discounts and offering expenses. We used the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock.

Please refer to Notes 5 through 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for information regarding our Credit Facility, our Series A Preferred Stock and our Common Stock Offerings.

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $248.5 million that is included in current liabilities as of March 31, 2022. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 38% of the related deferred revenue based on our gross profit percentage of 62% for the three months ended March 31, 2022.

    For the next year, assuming that our operations are not significantly impacted by the COVID-19 pandemic, we believe that cash, cash equivalents and restricted cash of $158.5 million as of March 31, 2022, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations. Our future capital requirements depend on many factors, including the effects of the COVID-19 pandemic, client growth, number of employees, expansion of sales and marketing activities, introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements, which may not be available on terms favorable to us or at all, impacting our ability to support these. Alternatively, we may also consider reducing amounts outstanding under our debt financing to minimize our exposure to rising interest rates.

    For the three months ended March 31, 2022, we generated cash flows from our operating activities of approximately $45.8 million, which was derived from our cash earnings of approximately $9.0 million and by favorable changes in operating assets and liabilities of approximately $36.8 million. We believe that our operating cash flows for the year ending December 31, 2022 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$45,849	$24,494
Investing activities	(485)	(374)
Financing activities	(4,098)	45,908

The effect of foreign currency translation was unfavorable for $4.4 million for the three months ended March 31, 2021 compared to an unfavorable change of $2.8 million for the three months ended March 31, 2022.

Cash Flows Provided by Operating Activities

    A key component of our business model requires that clients typically prepay us annually for the services which we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$3,087	$(3,576)
Non-cash expenses, net	5,942	9,611
Changes in operating assets and liabilities, net	36,820	18,459
Net cash provided by operating activities	$45,849	$24,494

    For the three months ended March 31, 2022, cash flows provided by operating activities amounted to approximately $45.8 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2022, included net income of $3.1 million, as adjusted for non-cash and non-operating expenses totaling $5.9 million and favorable changes in operating assets and liabilities of $36.8 million, resulting in net cash provided by operating activities of $45.8 million.

For the three months ended March 31, 2022, the non-cash expenses, net consisted primarily of stock-based compensation expense of $3.1 million, amortization and accretion related to operating lease right of use ("ROU") assets of $1.4 million, depreciation and amortization expense of $0.6 million and accretion and amortization of debt discount and issuance costs of $0.2 million. For the three months ended March 31, 2022, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $45.0 million. These favorable cash sources were offset by unfavorable changes to prepaid expenses, deposits and other of $0.5 million, accounts payable of $2.3 million, accrued liabilities of $2.8 million and deferred contract costs of $2.3 million and deferred revenue of $0.3 million.

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

For the three months ended March 31, 2021, the non-cash expenses, net consisted primarily of a loss on change in fair value of redeemable warrants of $4.7 million, stock-based compensation expense of $2.2 million, amortization and accretion related to operating lease ROU assets of $1.6 million, depreciation and amortization expense of $0.6 million, and an impairment charge related to operating lease ROU assets of $0.4 million. For the three months ended March 31, 2021, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $33.2 million and deferred contract costs of $0.4 million, These favorable cash sources were offset by unfavorable changes to accrued liabilities of $7.1 million, deferred revenue of $4.6 million, prepaid expenses, deposits and other of $2.5 million and accounts payable of $1.0 million.

Cash Flows Used in Investing Activities

    Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

    For the three months ended March 31, 2022, capital expenditures of $0.5 million consisted of $0.2 million primarily for new computer equipment in our U.S. facilities and $0.3 million for computer equipment at our foreign locations, primarily in India of $0.1 million.

For the three months ended March 31, 2021, capital expenditures of $0.4 million consisted of $0.2 million primarily for new computer equipment in our U.S. facilities and $0.2 million for computer equipment at our foreign locations, primarily in India.

Cash Flows from Financing Activities

    For the three months ended March 31, 2022, cash utilized in financing activities of $4.1 million was attributable to payments to repurchase shares of Common Stock totaling $3.2 million, principal payment related to the Credit Facility of $1.1 million, and capital lease payments of $0.1 million. These cash uses were offset by proceeds of $0.4 million received from stock option exercises.

For the three months ended March 31, 2021, cash provided by financing activities of $45.9 million was attributable to net proceeds of $57.0 million generated from the March 2021 Offering and proceeds of $2.9 million received from stock option exercises. These cash proceeds were offset, in part, by payments to repurchase shares of Series A Preferred Stock of $9.0 million, dividend payments of $4.0 million, and by payments for professional fees associated with our March 2021 Offering of $0.9 million and capital lease payments of $0.1 million.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of March 31, 2022, we had cash and cash equivalents of $59.4 million held by our foreign subsidiaries.

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

Recently Issued Accounting Standards

The Company believes that no recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended March 31, 2022 and 2021, we generated approximately 47% and 46% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the three months ended March 31, 2022 and 2021, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which bears interest at LIBOR plus a margin. ranging from 1.75% to 2.50%. Accordingly, we are exposed to market risk due to variable interest rates based on LIBOR. As of March 31, 2022, we had $82.4 million outstanding debt under the Credit Facility. As of this date, a hypothetical adverse change of 100 basis points in LIBOR would have resulted in an increase of approximately $0.9 million in annual interest expense. While we have not engaged in the hedging of variable interest rates under our Credit Facility, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge all or a portion of our variable interest rate debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note 5 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.

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

    In connection with the preparation of this Report, as of March 31, 2022, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

    The legal proceedings described in Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report are incorporated herein by reference. In addition, from time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of judgment, defense and settlement costs, diversion of management resources and other factors.

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

    You should refer to the explanation of the qualifications and limitations on forward-looking statements under the section titled “Cautionary Note About Forward-Looking Statements” set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report. All forward-looking statements made by us are qualified by the risk factors described below.

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

After completion of jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and we were found liable for only one claim: “innocent infringement,” a jury finding that we did not know and had no reason to know that our former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. We were ordered to pay a judgment of $124.4 million in 2016, which we promptly paid and then pursued appeals. With interest, attorneys’ fees and costs, the total judgment paid by us to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by our insurance carriers (for additional information on this topic, see Note 9 to our audited condensed consolidated financial statements included in Part I, Item 1 of this Report).

Since November 2018, we have been subject to a permanent injunction which prohibits us from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights.

On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the injunction, which we opposed. On January 12, 2022, the District Court issued its findings and order, following an evidentiary hearing held in September 2021, regarding whether we (i) violated the injunction for certain accused conduct and (ii) should be held in contempt in those instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate.

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

On February 7, 2022, Rimini filed a Notice of Appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). Rimini’s opening brief is due on May 18, 2022. Oracle’s answering brief is currently due on June 17, 2022. At this time, we believe that we are substantial compliance with the injunction and have complied with the order regarding the quarantining of certain computer files. On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until our appeal is resolved. As of March 31, 2022, we have accrued $6.9 million for an estimate related to reasonable attorneys’ fees and costs. Regarding our estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.

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

See the section titled “Legal Proceedings” in Part II, Item 1 and Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

In Rimini II, Oracle has filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended March 31, 2022, approximately 64% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 10% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini

II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt proceeding result in a finding that we are in violation of the injunction, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In response to the continued uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken precautionary measures to protect the health and well-being of our employees, clients, and the communities in which we operate. We established work-at-home arrangements for most of our employees and continue to conduct business with restrictions on non-essential business travel, a no in-person event marketing strategy and a partially remote sales model. We believe that many of our clients are doing and will continue to do the same. These precautionary measures could impact our clients’ and potential clients’ ability or willingness to participate in our sales, marketing and client success efforts, which could adversely affect our business, financial condition and results of operations. Further, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. While some of our offices have partially re-opened with limited staffing, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may delay prospective clients’ decisions regarding engaging our services, impair the ability of our current clients to make timely payments to us, cause our current clients to ask for payment concessions or discounts, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed.

We are unable to accurately predict the ultimate impact of the COVID-19 pandemic due to various uncertainties, including the duration and scope of the outbreak, particularly if virus variants result in additional outbreaks, the effectiveness of the vaccines developed to slow or stop the spread of the virus and actions that may be taken by governmental authorities to contain the virus. We closely monitor the impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods, and the global macroeconomic effects of the pandemic may persist for an indefinite period, even after the pandemic has subsided. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Refer to the section titled “Impact of COVID-19” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report for additional information.

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

There are also several smaller vendors in the independent enterprise software support services market with whom we compete with respect to certain of our services. We expect competition to continue to increase in the future, particularly if we prevail in Rimini II, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices. In addition, certain independent enterprise software support organizations may have or may develop more cooperative relationships with enterprise software vendors, which may allow them to compete more effectively than us over the long term. To the extent any of our competitors have existing relationships with potential clients for enterprise software products and support services, those potential clients may be unwilling to purchase our services because of those existing relationships, which could cause the demand for our services to be substantially impacted. Further, our competitors may attempt to use the pendency of the injunction, or the January 12, 2022 District Court order relating to the injunction described above under the section titled “Risks Related to Litigation,” to dissuade certain of our prospective or existing clients from purchasing or continuing to purchase our services.

We have had a history of losses and may not achieve or sustain revenue growth or profitability in the future. Further, if we are unable to attract new clients or retain and/or sell additional products or services to our existing clients, our revenue growth will be adversely affected.

We had net income of $3.1 million for the three months ended March 31, 2022, and we had an accumulated deficit of $222.7 million as of March 31, 2022. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

Our revenue grew from $87.9 million for the three months ended March 31, 2021 to $97.9 million for the three months ended March 31, 2022, representing a period over period increase of 11%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $40.3 million for the three months ended March 31, 2021 to $45.6 million for the three months ended March 31, 2022, an increase of $5.3 million or 13%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

Cybersecurity threats continue to increase in frequency and sophistication; if our data security measures are compromised or unauthorized access to or misuse of client data occurs, our services may be perceived as not being secure, clients may curtail or cease their use of our services, our reputation and our business may be harmed, and we may incur significant liabilities.

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

We have had material weaknesses in our internal control over financial reporting. As described under “Controls and Procedures” in Part II, Item 9A of our 2021 Form 10-K, our management concluded that we had a material weakness in our internal control over financial reporting as of March 31, 2021 and December 31, 2020, due to inadequate controls in relation to improperly applying the accounting guidance for our GP Sponsor Private Placement Warrants, recognizing the warrants as equity instead of as a liability.

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

As described under “Controls and Procedures” in Part II, Item 9A of our 2021 Form 10-K, we remediated the material weakness in relation to the accounting for our GP Sponsor Private Placement Warrants. We previously remediated the remaining material weaknesses described above during the years ended December 31, 2017 and 2016; however, we cannot provide assurance that material weaknesses in our internal control over financial reporting will not be identified in the future.

With respect to controls over revenue accounting procedures, we intend to continue to work on automating our processes, especially around Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers, as well as to continue to enhance our review processes around new and renewal contracts. In addition, we are required to have our independent registered public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. For further information regarding our controls and procedures, see “Controls and Procedures” in Part I, Item 4 of this Report.

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

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined; if we are not able to use a significant portion of our net operating loss carryforwards, our profitability could be adversely affected.

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

We previously took advantage of certain exemptions from reporting and disclosure requirements available to smaller reporting companies that are also accelerated filers within the meaning of the Securities Act; this could make our Common Stock less attractive to investors.

For the fiscal year ended December 31, 2021, we were considered a smaller reporting company (“SRC”) within the meaning of the Securities Act, which allowed us to take advantage of certain exemptions from various reporting requirements that are applicable to other accelerated filers that are not SRCs, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Such reporting status continued for reported periods ending December 31, 2021.

As a result, our stockholders may not have had access to certain information they may deem important in our filings with the SEC for periods through December 31, 2021, including the proxy statement for our 2022 Annual Meeting of Stockholders, which was filed with the SEC on April 29, 2022. We cannot predict whether investors will find our securities less attractive because we relied on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the market price of our Common Stock may be lower than they otherwise would be, there may be a less active trading market for our Common Stock and the market price of our Common Stock may be more volatile.

Risks Related to our Indebtedness and Securities

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On March 31, 2022, our outstanding indebtedness under the Credit Facility and finance leases totaled $84.8 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of March 31, 2022, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

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

Our Board of Directors has authorized a $15.0 million stock repurchase program. During the three months ended March 31, 2022, we acquired 0.6 million shares of Common Stock on the open market at a cost of $3.2 million. Upon completion of this repurchase, these shares of Common Stock were retired. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

These factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Additionally, we have registered or are registering for resale the shares of Common Stock of certain of our significant holders of our common stock, including Adams Street Partners, LLC and our Chief Executive Officer. Any sale of large amounts of our Common Stock on the open market or in privately negotiated transactions could have the effect of increasing the volatility in the price of our Common Stock or putting significant downward pressure on the price of our Common Stock. Also, the issuance of Common Stock upon exercise of warrants may result in immediate and substantial dilution to the equity interests of our existing common stockholders and might result in dilution in the tangible net book value of a share of Common Stock, depending upon the price on which the additional shares are issued. We may also seek to engage in further capital optimization transactions in the future, including in respect of our outstanding warrants or units, the result of which could trigger some dilution or have other impacts on the market price of our common stock and not achieve an improved capital structure. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive.

Certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock outstanding as of April 19, 2022, two of our stockholders have aggregate voting power of 41.1% of our outstanding capital stock. As of April 19, 2022, (i) approximately 27.3% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 13.8% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 44.5% as of April 19, 2022.

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

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of an online attack, earthquake, fire, terrorist attack, geopolitical instability including the ongoing conflict between Russia and Ukraine, war, power loss, telecommunications failure, extreme weather conditions (such as hurricanes, wildfires or floods) or other catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, loss of critical data or could prevent us from providing our products and services to our clients. In addition, several of our employee groups reside in areas particularly susceptible to earthquakes, such as the San Francisco Bay Area and Japan, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems, or otherwise continue to provide our services to our clients. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems could affect our ability to conduct normal business operations and adversely affect our business, financial condition and results of operations. Additionally, the emergence or spread of a pandemic or other widespread health emergency (or concerns over and response to the possibility of such an emergency), including the COVID-19 pandemic, that causes any of our employee groups to become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental or client corporate restrictions, or causes our clients to have ill or logistically restricted workforces, or who choose to cease or delay meetings with us or decisions regarding engaging our services could adversely affect our business, financial condition and results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2022, the Board approved adoption of a stock repurchase program to repurchase up to $15.0 million of our common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, through March 4, 2024, subject to compliance with our Credit Facility dated July 2, 2021, and amended January 14, 2022 to increase the amount of securities that could be purchased by the us to approximately $15.0 million during the term of the facility, and other applicable legal requirements. The following table sets forth monthly repurchases of our common stock that occurred during the first quarter ended March 31, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1-31, 2022	—	$—	—	—
February 1-28, 2022	—	$—	—	2,855,739	(1)
March 1-31, 2022	567,685	$5.71	567,685	2,288,054
Total	567,685		567,685	2,288,054

(1) The maximum number of shares was determined by dividing the amount approved for the repurchase program by the average stock price for the three months ended March 31, 2022, which was $5.25 per share.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

    None.

ITEM 6. Exhibits.

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
10.1*	Amendment No. 2 dated as of January 14, 2022 to that certain Credit Agreement dated as of July 2, 2021, as amended by Amendment No. 1 thereto dated as of July 20, 2021, by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-3739	10.1	January 18, 2022
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2†	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1†	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2†	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: May 4, 2022	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)