Form 10-Q
period 2022-06-30
Rimini Street, Inc.
filed 2022-08-03
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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
Yes ☐ No ☑
The registrant had approximately 87,549,000 shares of its $0.0001 par value common stock outstanding as of August 1, 2022.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$160,217	$119,571
Restricted cash	419	419
Accounts receivable, net of allowance of $747 and $576, respectively	87,601	135,447
Deferred contract costs, current	16,282	14,985
Prepaid expenses and other	16,772	16,340
Total current assets	281,291	286,762
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $14,270 and $13,278, respectively	4,922	4,435
Operating lease right-of-use assets	11,469	12,722
Deferred contract costs, noncurrent	23,427	21,524
Deposits and other	1,737	1,786
Deferred income taxes, net	63,367	64,033
Total assets	$386,213	$391,262
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,664	$3,664
Accounts payable	5,809	5,708
Accrued compensation, benefits and commissions	38,159	36,558
Other accrued liabilities	23,921	26,124
Operating lease liabilities, current	4,156	4,227
Deferred revenue, current	255,376	253,221
Total current liabilities	331,085	329,502
Long-term liabilities:
Long-term debt, net of current maturities	72,888	79,655
Deferred revenue, noncurrent	45,011	47,047
Operating lease liabilities, noncurrent	10,860	12,511
Other long-term liabilities	2,856	2,933
Total liabilities	462,700	471,648
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 87,529 and 87,107 shares, respectively	9	9
Additional paid-in capital	152,147	149,234
Accumulated other comprehensive loss	(4,935)	(2,724)
Accumulated deficit	(222,592)	(225,789)
Treasury stock, at cost	(1,116)	(1,116)
Total stockholders' deficit	(76,487)	(80,386)
Total liabilities and stockholders' deficit	$386,213	$391,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$101,200	$91,614	$199,110	$179,509
Cost of revenue	37,344	34,595	74,551	68,431
Gross profit	63,856	57,019	124,559	111,078
Operating expenses:
Sales and marketing	36,205	33,157	67,905	63,540
General and administrative	18,862	16,494	38,813	33,097
Impairment charges related to operating right of use assets	—	—	—	393
Litigation costs and related recoveries:
Professional fees and other costs of litigation	3,193	2,786	6,692	7,549
Insurance costs and recoveries, net	(92)	—	(481)	—
Litigation costs and related recoveries, net	3,101	2,786	6,211	7,549
Total operating expenses	58,168	52,437	112,929	104,579
Operating income	5,688	4,582	11,630	6,499
Non-operating income and (expenses):
Interest expense	(999)	(38)	(1,807)	(85)
Gain (loss) on change in fair value of redeemable warrants	—	3,698	—	(970)
Other income (expenses), net	(1,577)	(496)	(1,368)	276
Income before income taxes	3,112	7,746	8,455	5,720
Income tax expense	(3,002)	(939)	(5,258)	(2,489)
Net income	110	6,807	3,197	3,231
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,025)	420	(2,211)	(1,944)
Comprehensive income (loss)	$(1,915)	$7,227	$986	$1,287

Net income (loss) attributable to common stockholders	$110	$(4,846)	$3,197	$(14,691)

Net income (loss) per share attributable to common stockholders:
Basic	$—	$(0.06)	$0.04	$(0.18)
Diluted	$—	$(0.06)	$0.04	$(0.18)
Weighted average number of shares of Common Stock outstanding:
Basic	87,225	85,343	87,175	82,056
Diluted	89,339	85,343	88,940	82,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock, Shares
Beginning of period	87,011	85,140	87,107	76,406
Exercise of stock options for cash	38	84	325	800
Restricted stock units vested	506	480	690	748
Issuance of Common Stock	60	—	60	7,750
Retired shares of Common Stock	(86)	—	(653)	—
End of period	87,529	85,704	87,529	85,704

Total Stockholders' Deficit, beginning of period	$(77,299)	$(154,495)	$(80,386)	$(203,060)
Common Stock, Amount
Beginning of period	9	9	9	8
Exercise of stock options for cash	—	—	—	—
Restricted stock units vested	—	—	—	—
Issuance of Common Stock	—	—	—	1
End of period	9	9	9	9
Additional Paid-in Capital
Beginning of period	149,420	152,762	149,234	98,258
Stock based compensation expense	3,159	2,478	6,210	4,711
Exercise of stock options for cash	76	201	451	3,113
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in March 2021 Offering, net	—	13	—	55,641
Retired shares of Common Stock	(508)	—	(3,748)	—
Redemption of 60,000 shares of Series A Preferred Stock:
Accretion related to redemption of Series A Preferred Stock	—	(5,673)	—	(5,673)
Make-whole dividends related to redemption of Series A Preferred Stock	—	(2,343)	—	(2,343)
Return on repurchase of Series A Preferred Stock shares in January 2021	—	—	—	(38)
Accretion of discount on Series A Preferred Stock	—	(804)	—	(2,277)
Accrued dividends on Series A Preferred Stock:
Payable in cash	—	(2,179)	—	(5,839)
Payable in kind	—	(654)	—	(1,752)
End of period	152,147	143,801	152,147	143,801
Accumulated Other Comprehensive Loss
Beginning of period	(2,910)	(2,682)	(2,724)	(318)
Foreign currency translation gain (loss)	(2,025)	420	(2,211)	(1,944)
End of period	(4,935)	(2,262)	(4,935)	(2,262)
Accumulated Deficit
Beginning of period	(222,702)	(304,584)	(225,789)	(301,008)
Net income	110	6,807	3,197	3,231
End of period	(222,592)	(297,777)	(222,592)	(297,777)
Treasury Stock	(1,116)	—	(1,116)	—
Total Stockholders' Deficit, end of period	$(76,487)	$(156,229)	$(76,487)	$(156,229)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,197	$3,231
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on change in fair value of redeemable warrants	—	970
Stock-based compensation expense	6,210	4,711
Depreciation and amortization	1,222	1,174
Accretion and amortization of debt discount and issuance costs	483	—
Deferred income taxes	511	165
Impairment charges related to operating right of use assets	—	393
Amortization and accretion related to operating right of use assets	2,781	3,100
Changes in operating assets and liabilities:
Accounts receivable	47,890	31,971
Prepaid expenses, deposits and other	(550)	(2,380)
Deferred contract costs	(3,201)	(1,616)
Accounts payable	38	1,180
Accrued compensation, benefits, commissions and other liabilities	(1,484)	(5,541)
Deferred revenue	3,676	9,804
Net cash provided by operating activities	60,773	47,162
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,722)	(832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to Common Stock issuances in March 2021 Offering	—	56,965
Payments of professional fees related to Common Stock issuances in March 2021 Offering	(27)	(1,243)
Principal payments on the Credit Facility	(7,250)	—
Payments to repurchase shares of Series A Preferred Stock	—	(68,951)
Payments of cash dividends on Series A Preferred Stock	—	(9,891)
Payments to repurchase and retire Common Stock	(3,748)	—
Principal payments on capital leases	(157)	(218)
Proceeds from exercise of employee stock options	451	3,112
Net cash used in financing activities	(10,731)	(20,226)
Effect of foreign currency translation changes	(7,674)	(3,292)
Net change in cash, cash equivalents and restricted cash	40,646	22,812
Cash, cash equivalents and restricted cash at beginning of period	119,990	87,909
Cash, cash equivalents and restricted cash at end of period	$160,636	$110,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,277	$83
Cash paid for income taxes	1,177	2,038
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in March 2021 Public Offering:
Underwriter discounts and commissions	$—	$2,948
Underwriter expenses	—	1,050
Accrued professional fees related to the issuance of Common Stock	—	79
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$—	$2,816
Accrued PIK dividends	—	647
Accretion of discount on Series A Preferred Stock	—	2,277
Issuance of Series A Preferred Stock for PIK dividends	—	2,244

Increase in payables for capital expenditures	$61	$—

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

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2021 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2022, and operating results for both the three and six months ended June 30, 2022, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2022.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of June 30, 2022, the Company’s current liabilities exceeded its current assets by $49.8 million, and the Company recorded net income of $0.1 million for the three months ended June 30, 2022. As of June 30, 2022, the Company had available cash, cash equivalents and restricted cash of $160.6 million. As of June 30, 2022, the Company’s current liabilities included $255.4 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 37% of the related deferred revenue for the three months ended June 30, 2022.

On July 20, 2021, the Company redeemed the remaining 87,802 shares of its 13.00% Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) at an aggregate total redemption price of $88.4 million. The total redemption price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends earned for the period from July 1, 2021 through July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

The Company funded the July 20, 2021 redemption with borrowings from a five-year term loan of $90 million, which was entered into on July 20, 2021 (the “Credit Facility”). Annual minimum principal payments over the five year term for the Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company's Credit Facility.

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

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $6.2 million. During the second quarter of 2022, the U.S. economy experienced rising interest rates and record inflationary pressures due in part to global supply chain issues, a rise in energy prices, the continuing effects of fiscal and monetary policies adopted by governments in response to the global outbreak of a novel strain of the coronavirus (“COVID-19”) that was declared by the World Health Organization to be a pandemic in March 2020, and continued strong consumer demand as economies reopen from restrictions related to the pandemic. As of the issuance date of these financial statements, the Company’s ability to operate continues not to be significantly adversely impacted by the COVID-19 pandemic or related changes in the macroeconomic environment, and the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s accounting estimates include, but are not necessarily limited to, valuation of accounts receivable, valuation assumptions for stock options and leases, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and actual results, the Company’s future consolidated results of operation may be affected.

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during fiscal year 2022:

In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The guidance eliminates the beneficial conversion and cash conversion accounting for convertible instruments. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The new guidance was effective for us as of January 1, 2022. The impact of the adoption of this guidance did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Deferred contract costs, current and noncurrent, as of the beginning of period	$38,821	$34,500	$36,509	$34,945
Capitalized commissions during the period	5,278	5,868	11,803	9,142
Amortized deferred contract costs during the period	(4,390)	(3,807)	(8,603)	(7,526)
Deferred contract costs, current and noncurrent, as of the end of period	$39,709	$36,561	$39,709	$36,561

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Deferred revenue, current and noncurrent, as of the beginning of period	$300,029	$249,997	$300,268	$256,933
Billings, net	101,558	107,255	199,229	188,214
Revenue recognized	(101,200)	(91,614)	(199,110)	(179,509)
Deferred revenue, current and noncurrent, as of the end of period	$300,387	$265,638	$300,387	$265,638

The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. As of June 30, 2022, the remaining transaction price included in deferred revenue was $255.4 million in current and $45.0 million in noncurrent.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued sales and other taxes	$4,471	$8,805
Accrued professional fees	5,416	4,502
Current maturities of capital lease obligations	320	315
Income taxes payable	2,107	1,546
Accrued litigation settlement costs	6,980	7,530
Other accrued expenses	4,627	3,426
Total other accrued liabilities	$23,921	$26,124

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2022	2021
Credit Facility	$76,552	$83,319
Less current maturities	3,664	3,664
Long-term debt, net of current maturities	$72,888	$79,655

On May 31, 2022, the Company prepaid $5.0 million of indebtedness outstanding under its Credit Facility with no prepayment penalty. On June 30, 2022 and March 31, 2022, the Company made its required two principal payments of $1.1 million, respectively.

On May 31, 2022, the Company also amended the Credit Facility to increase the aggregate value of the Common Stock shares that can be repurchased by the Company to $50 million during the term of the Credit Facility.

Effective July 20, 2021, the Company received $89.3 million of net proceeds pursuant to the Credit Facility. The borrowings under the Credit Facility were incurred with an original discount of 0.375%. As part of the transaction, the Company incurred issuance costs of $4.2 million, which were capitalized and are being amortized over the term of the Credit Facility.

The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.75% to 2.50%. Effective April 1, 2022, the margin for the Credit Facility was decreased to 1.75% for the three months ended June 30, 2022. For the three months ended June 30, 2022, the interest rate on the Credit Facility was comprised of LIBOR was 1.0% and the margin was 1.75%.

On May 18, 2022, the Company entered into an interest rate swap agreement with a notional value of $40 million, with a fixed payer LIBOR rate of 2.9935% and an initial floating LIBOR rate of 0.93557%. The floating rate is reset at each month end and has an embedded floor rate of 0.0%. The term of the interest rate swap agreement coincides with that of the Credit Facility. See Note 12 for further information regarding the fair value accounting for the interest rate swap agreement.

The fair value of the Credit Facility was $80.7 million (Level 2 inputs) as of June 30, 2022 compared to the carrying value of $80.0 million as of June 30, 2022. The LIBOR rate as of December 31, 2021 was not materially different from the interest rate for the year ended December 31, 2021. Hence the fair value of the Credit Facility approximated the carrying value as of December 31, 2021.

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

Pursuant to a Guaranty and Security Agreement, dated July 2, 2021 (the “Guaranty and Security Agreement”), among the Credit Parties and Capital One, National Association, as agent, the obligations under the Credit Facility are guaranteed by certain of the Company’s subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”) and are secured, subject to customary permitted liens and exceptions, by a lien on substantially all assets of the Credit Parties.

The components of interest expense are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Credit Facility:
Interest expense	$735	$—	$1,277	$—
Accretion expense related to discount and issuance costs	243	—	483	—
Interest on finance leases	21	38	47	85
	$999	$38	$1,807	$85

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For both the three months and six months ended June 30, 2022, interest expense included interest rate swap expenses of $0.1 million.

NOTE 6 — REDEEMABLE SERIES A PREFERRED STOCK

On July 20, 2021, the Company redeemed the remaining 87,802 shares of its Series A Preferred Stock at an aggregate total redemption price of $88.4 million. The total price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million, or $6.86 per share related to the dividends earned for the period from July 1, 2021 to but not including the July 19, 2021 redemption date. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

The Company funded the July 20, 2021 redemption with borrowings under the Credit Facility. See Note 5 for further information regarding the Company's Credit Facility.

On April 16, 2021, the Company redeemed 60,000 shares of its Series A Preferred Stock at an aggregate total redemption price of $62.3 million. The total price consisted of $60.0 million related to the face value of $1,000 per share of Series A Preferred Stock and $2.3 million, or $39.05 per share, related to the dividends to be earned for the period from April 1, 2021 through July 18, 2021. The redeemed shares of Series A Preferred Stock, along with the dividends were recorded when the Series A Preferred Stock became mandatorily redeemable on April 16, 2021.

The Company funded the April 16, 2021 redemption with a portion of the proceeds from the March 2021 Offering and the August 2020 Offering, which raised aggregate net proceeds of approximately $80.7 million.

On January 5, 2021, the Company entered into an agreement with certain of the holders of its Series A Preferred Stock (the “January 2021 Stock Repurchase Agreement”) to repurchase 10,000 shares of Series A Preferred Stock and the associated obligations pursuant to the Company’s Convertible Secured Promissory Notes outstanding in respect thereof (the “Note Obligations”) for an aggregate purchase price of approximately $8.95 million representing a discount to the face value of such shares of Series A Preferred Stock, and no make-whole payments were required. The January 2021 Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties and waivers relating to the purchased shares of Series A Preferred Stock.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Presented below is a summary of total and per share dividends declared during fiscal year 2021 (dollars in thousands, except per share amounts):

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

NOTE 7 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Retired

On May 28, 2022, the Board of Directors authorized an increase to the Company’s previously announced Common Stock repurchase program to increase the value of the shares that could be acquired by the Company from up to $15.0 million over two years to up to $50.0 million over the next four years, subject to compliance with the Company’s Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

On February 27, 2022, the Board of Directors approved the adoption of a stock repurchase program to acquire up to $15.0 million of the Company’s Common Stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, through March 4, 2024, subject to compliance with the Company's Credit Facility, which was amended effective January 14, 2022 to increase the aggregate value of the shares of Common Stock that could be acquired by the Company to no greater than $15.0 million during the term of the Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

During the three months ended June 30, 2022, the Company acquired 0.1 million shares of Common Stock on the open market at a cost of $0.5 million. For the six months ended June 30, 2022, the Company acquired an aggregate 0.7 million shares of Common Stock on the open market at a total cost of $3.7 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

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

Treasury Stock

On August 6, 2021, the Company reacquired 0.1 million shares of Common Stock for $1.1 million related to restricted stock units (“RSUs”) that vested on that date. These shares are included as Treasury Stock as of June 30, 2022.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Plans

The Company’s stock plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 22, 2022, the Board of Directors authorized an increase of approximately 3.5 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2021, included in Part II, Item 8 of the 2021 Form 10-K. The information presented below provides an update for activity under the Stock Plans for both the three and six months ended June 30, 2022.

Restricted Stock Units

For the six months ended June 30, 2022, the Board of Directors granted RSUs under the 2013 Plan to employees and to non-employee members of the Board of Directors for an aggregate of approximately 0.7 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $5.03 per share, the aggregate fair value for the shares underlying the RSUs amounted to $3.6 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense related to RSUs of approximately $2.2 million and $2.2 million was recognized for the three months ended June 30, 2022 and 2021, respectively. Compensation expense related to RSUs of approximately $4.8 million and $4.1 million was recognized for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the unrecognized expense of $10.4 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.7 years.

Stock Options

For the six months ended June 30, 2022, the Board of Directors granted stock options for the purchase of an aggregate of approximately 1.1 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the six months ended June 30, 2022 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2021	6,824	$5.92	5.6
Granted	1,096	5.62
Forfeited	(294)	5.75
Expired	(108)	5.73
Exercised	(325)	1.39
Outstanding, June 30, 2022 (3)(4)	7,193	6.09	5.8
Vested, June 30, 2022 (3)	4,676	5.97	3.9

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of June 30, 2022, the aggregate intrinsic value of all stock options outstanding was $4.7 million. As of June 30, 2022, the aggregate intrinsic value of vested stock options was $3.8 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.4 million shares as of June 30, 2022.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the six months ended June 30, 2022 (in thousands):

Available, December 31, 2021	4,324
Newly authorized by Board of Directors	3,484
Stock options granted	(1,096)
RSUs granted	(708)
Expired options under Stock Plans	108
Forfeited options under Stock Plans	294
Forfeited RSUs under Stock Plans	460
Shares issued	(60)
Shares repurchased	653
Available, June 30, 2022	7,459

The aggregate fair value of approximately 1.1 million stock options granted for the six months ended June 30, 2022 amounted to $2.9 million, or $2.61 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the six months ended June 30, 2022, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	45%
Dividend yield	0%
Risk-free interest rate	2.58%
Fair value per share of Common Stock on date of grant	$5.62

As of June 30, 2022 and December 31, 2021, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $4.8 million and $3.9 million, respectively. As of June 30, 2022, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.3 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$573	$375	$1,081	$691
Sales and marketing	853	874	1,680	1,601
General and administrative	1,733	1,229	3,449	2,419
Total	$3,159	$2,478	$6,210	$4,711

Warrants

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Upon review of the SEC Staff Statement, which addressed certain accounting and reporting considerations related to warrants similar to the Company’s warrants to purchase approximately 6.1 million shares of Common Stock at $11.50 per share (the “GP Sponsor Private Placement Warrants”), and upon review of ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that its GP Sponsor Private Placement Warrants should have been classified as a liability instead of equity. On October 29, 2021, the original holder of the warrants (the “GP Sponsor”) sold the warrants for $1.04 per warrant to outside holders. As a result of the sale, the new holders of the GP Sponsor Private Placement Warrants had the same rights as the holders of the Company’s warrants to purchase approximately

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.6 million shares of the Company’s Common Stock at $11.50 per share (the “Public Warrants”). Therefore, as of October 29, 2021, the Company reclassified the liability for redeemable warrants to additional paid-in capital for $6.3 million. See Note 12 for information regarding the fair value of the GP Sponsor Private Placement Warrants.

As of June 30, 2022, warrants were outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. For additional information about these warrants, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2021, included in Part II, Item 8 of the 2021 Form 10-K.

NOTE 8 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant U.S. tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020 (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). The Company elected to defer payroll tax payments which totaled $1.6 million as of June 30, 2022. The Company paid $1.6 million in December 2021 as required under the CARES Act. The remaining amount of $1.6 million is required to be paid in December 2022.

For the three months ended June 30, 2022 and 2021, the Company’s effective tax rate was 96.5% and 12.1%, respectively. For the six months ended June 30, 2022 and 2021, the Company’s effective tax rate was 62.2% and 43.5%, respectively. The Company’s income tax expense was primarily attributable to earnings in the United States and foreign jurisdictions subject to income taxes and foreign withholding taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended June 30, 2022 and 2021.

For additional information about income taxes, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2021, included in Part II, Item 8 of the 2021 Form 10-K.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended June 30, 2022 and 2021, the Company’s matching contributions to these plans totaled $1.1 million and $0.9 million, respectively. For the six months ended June 30, 2022 and 2021, the Company’s matching contributions to these plans totaled $2.0 million and $1.7 million, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 10, 2020, Oracle filed a motion to show cause contending that the Company was in violation of the injunction, and the Company opposed this motion, disputing Oracle’s claims. On January 12, 2022, the District Court issued its findings and order following an evidentiary hearing held in September 2021 regarding whether the Company (i) violated the injunction for certain accused conduct and (ii) should be held in contempt in those instances where the District Court found a violation of the injunction, and what sanctions, if any, are appropriate.

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

On February 7, 2022, Rimini filed a Notice of Appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). Rimini filed its opening brief on May 18, 2022, and Oracle filed its answering brief on June 17, 2022. Rimini’s reply brief is due on August 8, 2022. At this time, the Company believes that it is in substantial compliance with the injunction and has complied with the order regarding the quarantining of certain computer files. On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until Rimini’s appeal is resolved. As of June 30, 2022 and December 31, 2021, the Company had accrued $6.9 million, as an estimate related to reasonable attorneys’ fees and costs. During the six months ended June 30, 2022, the Company paid $0.6 million to Oracle for the award sanctions. Regarding the Company’s estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.
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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 14, 2022, the District Court judge who had previously presided over the case entered an order referring the case for reassignment, resulting in the case being reassigned to another District Court judge. Currently, the Rimini II jury trial is scheduled to begin on October 31, 2022 in Las Vegas, Nevada, and the bench trial to begin 60 days after the conclusion of the jury trial.

As of this date, no damages of any kind have been awarded by the District Court in Rimini II. Damages, if any, will be a decision for the Rimini II jury and judge (for restitution claims). The Company reserves all rights, including appellate rights, with respect to the District Court and jury rulings and findings in Rimini II.

At this time, the Company does not have sufficient information regarding possible damages exposure for the counterclaims asserted by Oracle. The Company maintains that zero damages should be awarded in Rimini II. A jury will ultimately determine what amount, if any, of damages to award. Both parties have sought injunctive relief in addition to monetary damages in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss, if any, cannot be reasonably determined. The Company also believes that an award for damages payable to Oracle is not probable, so no accrual has been made as of June 30, 2022. However, as with any jury trial, the ultimate outcome may be different from the Company’s best estimates and could have a material adverse impact on Company’s financial results and business.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $11.9 million and $8.3 million as of June 30, 2022 and December 31, 2021, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 10 — RELATED PARTY TRANSACTIONS

Rimini Street, Inc. (“RSI”) was incorporated in the state of Nevada in September 2005. In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held special purpose acquisition company (“SPAC”) incorporated in the Cayman Islands and formed for the purpose of effecting a business combination with one or more businesses. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017, and closing occurred on October 10, 2017, resulting in (i) the merger of a wholly-owned subsidiary of GPIA with and into RSI, with RSI as the surviving corporation, after which (ii) RSI merged with and into GPIA, with GPIA as the surviving corporation and renamed “Rimini Street, Inc.” (referred to herein as “RMNI”, as distinguished from RSI, which is defined as the predecessor entity with the same legal name) immediately after consummation of the second merger. Prior to the consummation of the mergers, the ultimate parent entity of GPIA was GP Investments, Ltd. (“GP Investments”), a global private equity firm and a former affiliate of the Company. An affiliate of GP Investments was a member of the Company’s Board of Directors until May 5, 2021.

In addition, an affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is also a member of the Company’s Board of Directors. As of June 30, 2022, ASP owned approximately 26.9% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock for total consideration of approximately $19.2 million, all of which shares of Series A Preferred Stock were redeemed by the Company in 2021 on the same terms and conditions as for all other holders of Series A Preferred Stock.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 —EARNINGS (LOSS) PER SHARE

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share, which requires earnings per share for each class of stock to be calculated using the two-class method. The holders of Series A Preferred Stock were entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. Accordingly, in prior year periods in which the Company had net income, earnings per share were computed using the two-class method whereby the pro rata dividends on Common Stock that were also distributable to the holders of Series A Preferred Stock would have been deducted from earnings applicable to common stockholders, regardless of whether a dividend is declared for such undistributed earnings. Under the two-class method, earnings for the reporting period were allocated between the holders of the Company’s Common Stock and the Series A Preferred Stock based on their respective participation rights in undistributed earnings.

Basic earnings per share of Common Stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of basic Common Stock outstanding. Net income allocated to the holders of the Company’s Series A Preferred Stock is calculated based on the stockholders’ proportionate share of the weighted average shares of Common Stock outstanding on an if-converted basis. Diluted earnings per share of Common Stock is calculated by adjusting the basic earnings per share of Common Stock for the effects of potential dilutive Common Stock shares outstanding such as stock options, restricted stock units and warrants.
For both the three and six months ended June 30, 2022 and 2021, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income (loss) attributable to common stockholders (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income attributable to common stockholders:
Net income	$110	$6,807	$3,197	$3,231
Return on repurchase of Series A Preferred Stock shares	—	—	—	(38)
Accretion related to redemption of Series A Preferred Stock	—	(5,673)	—	(5,673)
Make-whole dividends related to redemption of Series A Preferred Stock	—	(2,343)	—	(2,343)
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	—	(2,179)	—	(5,839)
PIK dividends declared	—	(654)	—	(1,752)
Accretion of discount	—	(804)	—	(2,277)
	110	(4,846)	3,197	(14,691)
Undistributed earnings allocated using the two-class method	—	—	—	—
Net income (loss) attributable to common stockholders	$110	$(4,846)	$3,197	$(14,691)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of shares of Common Stock outstanding	87,225	85,343	87,175	82,056
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	—	9,770	—	12,197
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	87,225	95,113	87,175	94,253
Percentage of shares allocated to Series A Preferred Stock	—%	10.3%	—%	12.9%
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of shares of Common Stock outstanding:
Basic	87,225	85,343	87,175	82,056
Warrants	181	—	—	—
Stock options	659	—	588	—
RSUs	1,274	—	1,177	—
Diluted	89,339	85,343	88,940	82,056
Net income (loss) per share attributable to common stockholders:
Basic	$—	$(0.06)	$0.04	$(0.18)
Diluted	$—	$(0.06)	$0.04	$(0.18)

The following potential Common Stock equivalents were excluded from the computation of diluted net income (loss) per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
RSUs	691	507
Stock options	4,046	4,020
Warrants	14,688	18,128
Total	19,425	22,655

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For both the three and six months ended June 30, 2021, all of the Common Stock equivalents were anti-dilutive as the Company had a net loss attributable to common stockholders.

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

On May 18, 2022, the Company entered into an interest rate swap agreement for a notional value of $40.0 million. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of June 30, 2022. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company's interest rate swap agreement as of June 30, 2022, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $48 thousand as of June 30, 2022.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The Company incurred interest payments of $0.1 million during the three months ended June 30, 2022, which were recorded as interest expense.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification			June 30, 2022	December 31, 2021
Interest rate swap	Other long-term liabilities			$48	$—

		For the Three Months Ended		For the Six Months Ended
Derivative Instrument	Income Statement Classification	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest rate swap	Interest expense	$142	$—	$142	$—

During the year ended December 31, 2021, the Company determined that its GP Sponsor Private Placement Warrants were subject to treatment as a liability. The GP Sponsor Private Placement Warrants could not be redeemed by the Company so long as these warrants were held by the initial purchasers or such purchasers’ permitted transferees. If these warrants were held by someone other than the initial purchasers or such purchasers’ permitted transferees, these warrants are redeemable by the Company and exercisable on the same basis as certain warrants to purchase approximately 8.6 million shares of the Company’s Common Stock, at $11.50 per share (the “Public Warrants”). As a result, the GP Sponsor Private Placement Warrants were reclassified as a liability. On October 29, 2021, the GP Sponsor sold the warrants for $1.04 per warrant to outside holders. As a result of the sale, the new holders of the Private Placement Warrants had the same rights as that of the Public Warrant holders, all of which warrants expire in October 2022. Therefore as of October 29, 2021, the Company reclassified the liability for the GP Sponsor Private Placement Warrants to additional paid-in capital for $6.3 million. During the three months and six months ended June 30, 2021, the key assumptions used to determine the fair value were the term period of the warrants, the risk-free rate and volatility.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entities. The following table shows revenues by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States of America	$53,909	$49,562	$106,194	$97,121
International	47,291	42,052	92,916	82,388
Total	$101,200	$91,614	$199,110	$179,509

No clients represented more than 10% of revenue for both the three and the six months ended June 30, 2022 and 2021. As of June 30, 2022, no clients accounted for more than 10% of total net accounts receivable. As of December 31, 2021, the Company had one customer greater than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of June 30, 2022 and December 31, 2021, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.6 million and $1.5 million, respectively. As of June 30, 2022, the Company had operating lease right-of-use assets of $6.6 million, $4.0 million and $0.8 million in the United States, India and the rest of the world, respectively. As of December 31, 2021, the Company had operating lease right-of-use assets of $7.7 million, $4.7 million and $0.4 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2022 and December 31, 2021, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $109.0 million and $70.6 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had restricted cash of $0.4 million. The Company has never experienced any losses related to these balances.

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

NOTE 13 - LEASES

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Accounting Standards Codification (ASC) Topic 842, Leases. The Company adopted the standard using the prospective method. The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days notice with a penalty. The Company’s leases have various remaining lease terms ranging from November 2022 to January 2027. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company’s lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of June 30, 2022, the Company did not have any material additional operating leases that have not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense related to ROU assets and liabilities	$1,377	$1,546	$2,781	$3,100
Other lease expense	211	132	403	292
Total lease expense	$1,588	$1,678	$3,184	$3,392

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	June 30, 2022	December 31, 2021
Operating lease right-of-use assets, noncurrent	$11,469	$12,722

	June 30, 2022	December 31, 2021
Operating lease liabilities, current	$4,156	$4,227
Operating lease liabilities, noncurrent	10,860	12,511
Total operating lease liabilities	$15,016	$16,738

Weighted Average Remaining Lease Term	Years
Operating leases	3.64
Weighted Average Discount Rate
Operating leases	10.3%

Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year ending June 30:
2023	$5,483
2024	4,680
2025	4,085
2026	2,412
2027	1,443
Thereafter	—
Total future undiscounted lease payments	18,103
Less imputed interest	(3,087)
Total	$15,016

For the three months ended June 30, 2022 and 2021, the Company paid $1.4 million and $1.5 million, respectively, for operating lease liabilities. For the six months ended June 30, 2022 and 2021, the Company paid $2.8 million and $3.0 million, respectively, for operating lease liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•the duration of and economic, operational and financial impacts on our business of the COVID-19 pandemic, as well as the actions taken by governmental authorities, clients or others in response to the pandemic;
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
•the impact of our Credit Facility’s debt service obligations and financial and operational covenants on our business and related interest rate risk;
•our business plan and our ability to effectively manage our growth and associated investments;
•the impact of any recessionary economic trends, including inflation, rising interest rates and changes in foreign exchange rates;
•beliefs and objectives for future operations;
•our ability to expand our leadership position in independent enterprise software support and sell our application management services (“AMS”);
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
•our ability to expand internationally;
•our need and ability to raise equity or debt financing on favorable terms and our ability to generate cash flows from operations to help fund increased investment in our growth initiatives;
•the effects of increased competition in our market and our ability to compete effectively;
•our intentions with respect to our pricing model;
•cost of revenue, including changes in costs associated with production and client support;
•changes in laws or regulations, including tax laws or unfavorable outcomes of tax positions we take, or a failure by us to establish adequate reserves for tax events;
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
•our ability to prevent unauthorized access to our information technology systems and other cybersecurity threats, protect the confidential information of our employees and clients and comply with privacy and data protection regulations;
•the amount and timing of repurchases, if any, under our stock repurchase program and our ability to enhance stockholder value through such program;

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
•our ability to maintain an effective system of internal control over financial reporting and our ability to remediate any identified material weaknesses in our internal controls; and
•other risks and uncertainties, including those discussed under “Risk Factors” in Part II, Item 1A of this Report.

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

In July 2022, we announced the global availability of Rimini Protect™, our innovative suite of security solutions providing “zero-day” proactive security protection for Oracle and SAP environments, including applications, middleware and databases. We believe the suite of offerings in our Rimini Protect™ security solutions provide a faster and more comprehensive layer of security surrounding enterprise IT infrastructure and applications than traditional, dated software vendor patching models by using active security controls that monitor activities in real-time to identify malicious actions and proactively block processes that attempt to exploit known and new “zero-day” vulnerabilities.

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

    Enterprise software support products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe core enterprise resource planning (ERP), client relationship management (CRM), product lifecycle management (PLM) and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business, resulting in recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2021, SAP reported that support revenue represented approximately 41% of its total revenue. For fiscal year 2022, Oracle reported a margin of 83% for cloud services and license support.

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

    As of June 30, 2022, we employed over 1,830 professionals and supported over 2,900 active clients globally, including 71 Fortune 500 companies and 16 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended June 30, 2022 and 2021, we generated revenue of $101.2 million and $91.6 million, respectively, representing an increase of 10%. During the three months ended June 30, 2022, we had net income of $0.1 million, and as of June 30, 2022, we had an accumulated deficit of $222.6 million. Approximately 53% and 54% of our revenue was generated in the United States for the three months ended June 30, 2022 and 2021, respectively. Approximately 47% and 46% of our revenue was generated in foreign jurisdictions for the three months ended June 30, 2022 and 2021, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Impact of the COVID-19 Pandemic and Current Economic Conditions

Near the end of the first quarter of 2020, the emergence of the COVID-19 pandemic created rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. These rapidly evolving and unpredictable impacts continue as virus variants have resulted in additional outbreaks during fiscal year 2021 and 2022 to date. In response to the COVID-19 pandemic, federal and state governments implemented multiple measures aiming to contain the spread of the virus, including social distancing, travel restrictions, border closures, quarantine guidance following travel to certain jurisdictions, limitations on public gatherings and continued closures of certain non-essential businesses, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions. While many of the governmental restrictions implemented to contain the COVID-19 pandemic have been fully lifted as of the date of this filing, there can be no assurances that additional restrictions will not be implemented again in the future. We have implemented business continuity measures and will continue to respond to the COVID-19 pandemic as circumstances dictate while continuing to prioritize employee and community health and safety. We have reopened our offices located in the United States to verified vaccinated employees and guests and we have begun permitting travel and in-person marketing, sales and employee appreciation events in accordance with applicable regional guidance.

As a result of certain measures that we have taken in response to the COVID-19 pandemic since its inception, we have realized reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world. As many of the governmental restrictions implemented to contain the COVID-19 pandemic have been fully lifted, we expect that our travel and entertainment costs will continue to increase. However, there can be no assurances that additional restrictions will not be implemented again in the future, which we would expect to decrease travel and entertainment costs. While some of our offices have re-opened to verified vaccinated employees and guests, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. We continue to expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19, which bonuses have been paid from 2020 through the six months ended June 30, 2022. The cost of these special bonuses were more than offset by the cost reductions relating to travel and in-person marketing event fees and expenses described above.

The COVID-19 pandemic had no significant net impact on our revenue or results of operations during the three months and six months ended June 30, 2022, and we continued to deliver uninterrupted and critical support services to our clients during this period. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place where they are located throughout the world.

However, the COVID-19 pandemic has impacted business markets worldwide, leading to global supply chain interruptions and capital markets disruptions, primarily due to the uncertainty relating to the continued effects and duration of the pandemic. As a result, we have experienced some clients not renewing our services as their businesses have been adversely impacted during the pandemic and the resulting global economic uncertainty. In addition, the Russian invasion of Ukraine in early fiscal 2022 has led to further economic disruption. While we do not operate in Russia or the Ukraine, the conflict, together with fiscal and monetary policy adopted during the pandemic, has increased inflationary cost pressures, negatively impacting the global economy. In response to concerns over inflation risk, the U.S. Federal Reserve began to raise interest rates in March 2022 and we expect additional rate increases. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe that inflation had a significant net impact on our revenue or results of operations during the three months and six months ended June 30, 2022.

The extent to which the COVID-19 pandemic, rising inflation, interest rate increases and continuing global economic and geopolitical uncertainty impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental and business actions in response to the pandemic and increasing global economic uncertainty, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as our clients’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance. As such, the effects of the COVID-19 pandemic, rising inflation, interest rate increases and other negative impacts on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

On March 27, 2020, the CARES Act was signed into law in the United States to address the economic impact of the COVID-19 pandemic. We elected to defer payroll tax payments, which totaled $3.2 million, as permitted by the CARES Act (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). We paid $1.6 million in December 2021 and expect to pay the remaining amount by December 31, 2022, as required under the CARES Act. We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

Recent Developments

On May 28, 2022, the Board of Directors authorized an increase to our previously announced Common Stock repurchase program to increase the value of the securities that could be acquired by us from up to $15.0 million over two years to up to $50.0 million over the next four years, subject to compliance with our Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

On February 27, 2022, the Board of Directors approved the adoption of a stock repurchase program to acquire up to $15.0 million of our Common Stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, through March 4, 2024, subject to compliance with our Credit Facility, which was amended effective January 14, 2022 to increase the aggregate value of the shares of Common Stock that could be acquired by us to no greater than $15.0 million during the term of the Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

During the three months ended June 30, 2022, we acquired 0.1 million shares of Common Stock on the open market at a cost of $0.5 million. For the six months ended June 30, 2022, we acquired an aggregate 0.7 million shares of Common Stock on the open market at a total cost of $3.7 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

Reference is made to Note 9 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of recent developments in our litigation with Oracle.

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of June 30, 2022 and 2021, we had over 2,900 and 2,640 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of June 30, 2022 and 2021, we had 1,470 and 1,380 unique clients, respectively.

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

    Our annualized recurring revenue was $397 million and $362 million as of June 30, 2022 and 2021, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 95% and 94% for the 12 months ended June 30, 2022 and 2021, respectively.

Gross profit margin

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 63.1% and 62.2% for the three months ended June 30, 2022 and 2021, respectively. We believe the gross profit margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

Our consolidated statements of operations for the three months ended June 30, 2022 and 2021, are presented below (in thousands):

	Three Months Ended June 30,		Variance
	2022	2021	Amount	Percent
Revenue	$101,200	$91,614	$9,586	10.5%
Cost of revenue:
Employee compensation and benefits	25,472	24,689	783	3.2%
Engineering consulting costs	5,423	4,280	1,143	26.7%
Administrative allocations (1)	3,962	3,718	244	6.6%
All other costs	2,487	1,908	579	30.3%
Total cost of revenue	37,344	34,595	2,749	7.9%
Gross profit	63,856	57,019	6,837	12.0%
Gross margin	63.1%	62.2%
Operating expenses:
Sales and marketing	36,205	33,157	3,048	9.2%
General and administrative	18,862	16,494	2,368	14.4%
Litigation costs and related recoveries, net	3,101	2,786	315	11.3%
Total operating expenses	58,168	52,437	5,731	10.9%
Operating income	5,688	4,582	1,106	24.1%
Non-operating income and (expenses):
Interest expense	(999)	(38)	(961)	2,528.9%
Gain on change in fair value of redeemable warrants	—	3,698	(3,698)	(100.0)%
Other income (expenses), net	(1,577)	(496)	(1,081)	217.9%
Income before income taxes	3,112	7,746	(4,634)	(59.8)%
Income tax expense	(3,002)	(939)	(2,063)	219.7%
Net income	$110	$6,807	$(6,697)	(98.4)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $91.6 million for the three months ended June 30, 2021 to $101.2 million for the three months ended June 30, 2022, an increase of $9.6 million or 10%. The increase was driven by an 8% increase in the average number of unique clients from 1,369 for the three months ended June 30, 2021 to 1,474 for the three months ended June 30, 2022. On a geographic basis, United States revenue grew from $49.6 million for the three months ended June 30, 2021 to $53.9 million for the three months ended June 30, 2022, an increase of $4.3 million or 9%. Our international revenue grew from $42.1 million for the three months ended June 30, 2021 to $47.3 million for the three months ended June 30, 2022, an increase of $5.2 million or 12%.

    Cost of revenue. Cost of revenue increased from $34.6 million for the three months ended June 30, 2021 to $37.3 million for the three months ended June 30, 2022, an increase of $2.7 million or 8%. The key drivers related to the cost of revenue increase were a $1.1 million in engineering consulting costs, a $0.8 million increase in employee compensation costs and a $0.8 million increase in administrative allocations and all other costs. The compensation cost increase was attributable to an increase of 19% in the average number of employees required to support our revenue growth.

As discussed in Note 9 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report, following post-trial motions, the District Court entered a permanent injunction prohibiting us from using certain processes, including processes adjudicated as infringing at trial, that we ceased using no later than July 2014, which we subsequently appealed to the Court of Appeals. In August 2019, the Court of Appeals affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. As a result of the injunction, we have incurred and expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices (Process 2.0) that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing.

    Gross profit. Gross profit increased from $57.0 million for the three months ended June 30, 2021 compared to $63.9 million for the three months ended June 30, 2022, an increase of $6.8 million or 12%. Gross profit margin for the three months ended June 30, 2021 was 62.2% compared to 63.1% for the three months ended June 30, 2022. For the three months ended June 30, 2022, the total cost of revenue increased by 8% compared to an increase in revenue of 10% for the three months ended June 30, 2022. As a result, our gross profit margin improved by 90 basis points period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were essentially flat at 36% for both the three months ended June 30, 2022 and 2021. In dollar terms, sales and marketing expenses increased from $33.2 million for the three months ended June 30, 2021 to $36.2 million for the three months ended June 30, 2022, an increase of $3.0 million or 9%. This increase was primarily due to (i) an increase in employee compensation and benefits of $1.4 million, (ii) an increase in travel and entertainment costs of $1.6 million and (iii) an increase in administrative allocations and all other costs of $0.6 million. These increases were offset, in part, by a decrease in marketing promotional expenses and trade show expenses of $0.6 million. We will continue to accelerate our future revenue growth by investing in more resources.

    The $1.4 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended June 30, 2022, was primarily due to an increase in salaries, wages, commissions and benefit costs of $1.7 million resulting primarily from an increase in commissions. These increases were offset, in part, by lower bonuses and other benefits of $0.3 million for the three months ended June 30, 2022.

    General and administrative expenses. General and administrative expenses increased from $16.5 million for the three months ended June 30, 2021 to $18.9 million for the three months ended June 30, 2022, an increase of $2.4 million or 14%. This increase was comprised of several items, which included (i) increased costs in salaries, wages and benefits of $1.3 million as the average number of employees increased by 23%, (ii) an increase of our computer software and license costs of $0.9 million and (iii) an increase in travel and entertainment expenses of $0.5 million for the three months ended June 30, 2022. These unfavorable variances were offset, in part, by favorable variance due to an increase in administrative allocations of $0.3 million.

Looking forward on a quarter-over-quarter basis, we are monitoring the demand for our services in light of any potential future lingering impacts of the COVID-19 pandemic and the current global economic conditions and will adjust our expenditures accordingly. However, we expect to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with no longer being classified as an “emerging growth company” or “smaller reporting company” for purposes of SEC reporting. Our company costs that are expected to increase in the future include costs relating to additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, not taking into account temporary reductions in certain expenses resulting from the COVID-19 pandemic, we expect our general and administrative expenses related to public company costs will continue to increase in future periods.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Professional fees and other costs of litigation	$3,193	$2,786	$407
Insurance costs and recoveries, net	(92)	—	(92)
Litigation costs and related recoveries, net	$3,101	$2,786	$315

    Professional fees and other costs associated with litigation increased from $2.8 million for the three months ended June 30, 2021 to $3.2 million for the three months ended June 30, 2022, an increase of $0.4 million. This increase was primarily due to timing of the costs associated with the upcoming October 31, 2022 trial related to Rimini II. Based on the trial calendar being set, we anticipate that our litigation related expenses will exceed $20 million for 2022.

Insurance costs and related recoveries, net increased from no activity for the three months ended June 30, 2021 to a net benefit of $0.1 million for the three months ended June 30, 2022. For the three months ended June 30, 2022, we received insurance proceeds of $0.1 million related to our litigation costs incurred. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II.

    Interest expense. Interest expense increased from $38 thousand for the three months ended June 30, 2021 to $1.0 million for the three months ended June 30, 2022, an increase of $1.0 million. Interest expense increased primarily due to us entering into a five-year Credit Facility for $90 million on July 20, 2021. In addition, we incurred $0.1 million of interest costs related to payments associated with our interest rate swap, which was entered into on May 18, 2022.

Gain on change in fair value of redeemable warrants. Gain on change in fair value of redeemable warrants amounted to a gain of $3.7 million for the three months ended June 30, 2021 as the fair value per warrant changed from $1.12 per warrant as of March 31, 2021 to $0.51 per warrant as of June 30, 2021. On October 29, 2021, the GP Sponsor Private Placement Warrants were sold by the original holder to unaffiliated parties. As a result, the GP Sponsor Private Placement Warrants were determined to be no longer treated as a liability. Hence, there is no longer any mark to market activity recorded for each period related to these warrants.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended June 30, 2022, net other expenses of approximately $1.6 million was comprised primarily of foreign exchange losses of approximately $1.4 million. For the three months ended June 30, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate. These transactions are designated in foreign currencies and impacted us unfavorably during the three months ended June 30, 2022. For the three months ended June 30, 2021, net other expense of $0.5 million was also comprised primarily of foreign exchange gains of approximately $0.4 million.

    Income tax expense. We had income tax expense of $0.9 million for the three months ended June 30, 2021 compared to $3.0 million for the three months ended June 30, 2022. At the end of fiscal year 2021, we determined that it was more likely than not that we could benefit from our deferred tax assets based on all of the available evidence, resulting in a significant reduction in our valuation allowance. For the three months ended June 30, 2022, our United States operations were subject to income taxes, which is the primary reason for the increase in income tax expense. For the three months ended June 30, 2021, our income taxes were primarily attributable to income taxes on our foreign operations and foreign withholding taxes.

Comparison of Six Months Ended June 30, 2022 and 2021

Our consolidated statements of operations for the six months ended June 30, 2022 and 2021, are presented below (in thousands):

	Six Months Ended June 30,		Variance
	2022	2021	Amount	Percent
Revenue	$199,110	$179,509	$19,601	10.9%
Cost of revenue:
Employee compensation and benefits	52,068	48,349	3,719	7.7%
Engineering consulting costs	10,145	9,015	1,130	12.5%
Administrative allocations (1)	7,723	7,308	415	5.7%
All other costs	4,615	3,759	856	22.8%
Total cost of revenue	74,551	68,431	6,120	8.9%
Gross profit	124,559	111,078	13,481	12.1%
Gross margin	62.6%	61.9%
Operating expenses:
Sales and marketing	67,905	63,540	4,365	6.9%
General and administrative	38,813	33,097	5,716	17.3%
Impairment charges related to right of use assets	—	393	(393)	(100.0)%
Litigation costs and related recoveries, net	6,211	7,549	(1,338)	(17.7)%
Total operating expenses	112,929	104,579	8,350	8.0%
Operating income	11,630	6,499	5,131	79.0%
Non-operating income and (expenses):
Interest expense	(1,807)	(85)	(1,722)	2025.9%
Loss on change in fair value of redeemable warrants	—	(970)	970	(100.0)%
Other income (expenses), net	(1,368)	276	(1,644)	(595.7)%
Income before income taxes	8,455	5,720	2,735	47.8%
Income tax expense	(5,258)	(2,489)	(2,769)	111.2%
Net income	$3,197	$3,231	$(34)	(1.1)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Revenue. Revenue increased from $179.5 million for the six months ended June 30, 2021 to $199.1 million for the six months ended June 30, 2022, an increase of $19.6 million or 11%. The increase was driven by an 8% increase in the average number of unique clients from 1,351 for the six months ended June 30, 2021 to 1,473 for the six months ended June 30, 2022. On a geographic basis, United States revenue grew from $97.1 million for the six months ended June 30, 2021 to $106.2 million for the six months ended June 30, 2022, an increase of $9.1 million or 9%. Our international revenue grew from $82.4 million for the six months ended June 30, 2021 to $92.9 million for the six months ended June 30, 2022, an increase of $10.5 million or 13%.

    Cost of revenue. Cost of revenue increased from $68.4 million for the six months ended June 30, 2021 to $74.6 million for the six months ended June 30, 2022, an increase of $6.1 million or 9%. The key drivers related to the cost of revenue increase were a $3.7 million increase in employee compensation and benefits, a $1.1 million in engineering consulting costs, a $0.9 million increase in all other costs and a $0.4 million increase in administrative allocations. The compensation cost increase was attributable to an increase of 19% in the average number of employees required to support our revenue growth.

    Gross profit. Gross profit increased from $111.1 million for the six months ended June 30, 2021 compared to $124.6 million for the six months ended June 30, 2022, an increase of $13.5 million or 12%. Gross profit margin for the six months ended June 30, 2021 was 61.9% compared to 62.6% for the six months ended June 30, 2022. For the six months ended June 30, 2022, the total cost of revenue increased by 9% compared to an increase in revenue of 11% for the six months ended June 30, 2022. As a result, our gross profit margin improved by 70 basis points period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses slightly decreased from 35% for the six months ended June 30, 2021 to 34% for the six months ended June 30, 2022. In dollar terms, sales and marketing expenses increased from $63.5 million for the six months ended June 30, 2021 to $67.9 million for the six months ended June 30, 2022, an increase of $4.4 million or 7%. This increase was primarily due to (i) an increase in employee compensation and benefits of $2.6 million, (ii) an increase in travel and entertainment costs of $1.7 million and (iii) an increase in administrative allocations and all other costs of $1.2 million. These increases were offset, in part, by a decrease in marketing promotional expenses and trade show expenses of $1.0 million. We will continue to accelerate our future revenue growth by investing in more resources.

    The $2.6 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended June 30, 2022, was primarily due to an increase in salaries, wages, commissions and benefit costs of $2.8 million, primarily because of an increase in salary, wages and benefits. These increases were offset, in part, by lower bonuses and other benefits of $0.2 million for the six months ended June 30, 2022.

    General and administrative expenses. General and administrative expenses increased from $33.1 million for the six months ended June 30, 2021 to $38.8 million for the six months ended June 30, 2022, an increase of $5.7 million or 17%. This increase was comprised of several items, which included (i) increased costs in salaries, wages and benefits of $3.8 million as the average number of employees increased by 20%, (ii) an increase of our computer software and license costs of $1.6 million and (iii) an increase in travel and entertainment expenses of $0.9 million for the six months ended June 30, 2022. These unfavorable variances were offset, in part, by favorable variance due to an increase in administrative allocations of $0.6 million.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Professional fees and other costs of litigation	$6,692	7,549	$(857)
Insurance costs and recoveries, net	(481)	—	(481)
Litigation costs and related recoveries, net	$6,211	$7,549	$(1,338)

Professional fees and other costs associated with litigation decreased from $7.5 million for the six months ended June 30, 2021 to $6.7 million for the six months ended June 30, 2022, a decrease of $0.9 million. This decrease was primarily due to timing of the costs associated with the September 2021 hearing related to the contempt of the permanent injunction offset by, in part, an increase spend related to the upcoming October 31, 2022 trial related to Rimini II during the second quarter of 2022. Based on the trial calendar being set, we anticipate that our litigation related expenses will exceed $20 million for 2022.

Insurance costs and related recoveries, net increased from no activity for the six months ended June 30, 2021 to a net benefit of $0.5 million for the six months ended June 30, 2022. For the six months ended June 30, 2022, we received insurance proceeds of $0.5 million related to our litigation costs incurred. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II.

    Interest expense. Interest expense increased from $85 thousand for the six months ended June 30, 2021 to $1.8 million for the six months ended June 30, 2022, an increase of $1.7 million. Interest expense increased primarily due to us entering into a five-year Credit Facility for $90 million on July 20, 2021. In addition, we incurred $0.1 million of interest costs related to payments associated with our interest rate swap, which was entered into on May 18, 2022.

Loss on change in fair value of redeemable warrants. Loss on change in fair value of redeemable warrants amounted to a loss of $1.0 million for the six months ended June 30, 2021 as the fair value per warrant changed from $0.35 per warrant as of December 31, 2020 to $0.51 per warrant as of June 30, 2021. On October 29, 2021, the GP Sponsor Private Placement Warrants were sold by the original holder to unaffiliated parties. As a result, the GP Sponsor Private Placement Warrants were determined to be no longer treated as a liability. Hence, there is no longer any mark to market activity recorded for each period related to these warrants.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the six months ended June 30, 2022, net other expenses of approximately $1.4 million was comprised primarily of foreign exchange losses of approximately $1.0 million. For the six months ended June 30, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate. These transactions are designated in foreign currencies and impacted us unfavorably during the six months ended June 30, 2022. For the six months ended June 30, 2021, net other income of $0.3 million was also comprised primarily of foreign exchange gains of approximately $0.4 million.

    Income tax expense. We had income tax expense of $2.5 million for the six months ended June 30, 2021 compared to $5.3 million for the six months ended June 30, 2022. At the end of fiscal year 2021, we determined that it was more likely than not that we could benefit from our deferred tax assets based on all of the available evidence, resulting in a significant reduction in our valuation allowance. For the six months ended June 30, 2022, our United States operations were subject to income taxes, which is the primary reason for the increase in income tax expense. For the six months ended June 30, 2021, our income taxes were primarily attributable to income taxes on our foreign operations and foreign withholding taxes.

Liquidity and Capital Resources

Overview

    As of June 30, 2022, we had a working capital deficit of $49.8 million and an accumulated deficit of $222.6 million. For the three months ended June 30, 2022, we had net income of $0.1 million. As of June 30, 2022, we had available cash, cash equivalents and restricted cash of $160.6 million.

On July 20, 2021, we redeemed the remaining 87,802 shares of our Series A Preferred Stock at an aggregate total redemption price of $88.4 million. The total redemption price consisted of $87.8 million related to the outstanding shares of Series A Preferred Stock with a face value of $1,000 per share and $0.6 million or $6.86 per share of Series A Preferred Stock related to the dividends earned for the period from July 1, 2021 through July 19, 2021. The redeemed shares of the Series A Preferred Stock, along with the dividends, were recorded on the redemption date of July 20, 2021.

We funded the July 20, 2021 redemption with borrowings from our Credit Facility. The Credit Facility bears interest at LIBOR plus a margin ranging from 1.75% to 2.50% and contains certain financial covenants, including a minimum fixed charge coverage ratio, a total leverage ratio, and a minimum liquidity of at least $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

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

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $255.4 million that is included in current liabilities as of June 30, 2022. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 37% of the related deferred revenue based on our gross profit percentage of 63% for the three months ended June 30, 2022.

    For the next year, assuming that our operations are not significantly impacted by any lingering effects of the COVID-19 pandemic, rising inflation, interest rate increases or other global economic uncertainties, we believe that cash, cash equivalents and restricted cash of $160.6 million as of June 30, 2022, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations. Our future capital requirements depend on many factors, including any lingering impact of the COVID-19 pandemic, client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. Alternatively, we may also consider reducing amounts outstanding under our Credit Facility to minimize our exposure to rising interest rates. If interest rates continue to increase as expected and adverse economic changes occur, we may not be able to access credit on terms favorable to us, impacting our ability to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

    For the six months ended June 30, 2022, we generated cash flows from our operating activities of approximately $60.8 million, which was derived from our cash earnings of approximately $14.4 million and by favorable changes in operating assets and liabilities of approximately $46.4 million. We believe that our operating cash flows for the year ending December 31, 2022 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$60,773	$47,162
Investing activities	(1,722)	(832)
Financing activities	(10,731)	(20,226)

The effect of foreign currency translation was unfavorable for $3.3 million for the six months ended June 30, 2021 compared to an unfavorable change of $7.7 million for the six months ended June 30, 2022 due to unfavorable foreign exchange impacts related to foreign cash. For the six months ended June 30, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate. The strengthening of the U.S. dollar reduced the reported amount of our foreign-denominated cash and cash equivalents which are translated into U.S. dollars and reported in our Unaudited Condensed Consolidated Financial Statements for the six months ended and as of June 30, 2022.

Cash Flows Provided by Operating Activities

    A key component of our business model requires that clients typically prepay us annually for the services which we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities, are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net income	$3,197	$3,231
Non-cash expenses, net	11,207	10,513
Changes in operating assets and liabilities, net	46,369	33,418
Net cash provided by operating activities	$60,773	$47,162

    For the six months ended June 30, 2022, cash flows provided by operating activities amounted to approximately $60.8 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2022, included net income of $3.2 million, as adjusted for non-cash and non-operating expenses totaling $11.2 million and favorable changes in operating assets and liabilities of $46.4 million, resulting in net cash provided by operating activities of $60.8 million.

For the six months ended June 30, 2022, the non-cash expenses, net consisted primarily of stock-based compensation expense of $6.2 million, amortization and accretion related to operating lease right of use ("ROU") assets of $2.8 million, depreciation and amortization expense of $1.2 million and accretion and amortization of debt discount and issuance costs of $0.5 million. For the six months ended June 30, 2022, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $47.9 million and deferred revenue of $3.7 million. These favorable cash sources were offset by unfavorable changes to deferred contract costs of $3.2 million, accrued liabilities of $1.5 million and prepaid expenses, deposits and other of $0.5 million.

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

For the six months ended June 30, 2021, the non-cash expenses, net consisted primarily of a loss on change in fair value of redeemable warrants of $1.0 million, stock-based compensation expense of $4.7 million, amortization and accretion related to operating lease ROU assets of $3.1 million, depreciation and amortization expense of $1.2 million, and an impairment charge related to operating lease ROU assets of $0.4 million. For the six months ended June 30, 2021, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $32.0 million and deferred revenue of $9.8 million and accounts payable of $1.2 million. These favorable cash sources were offset by unfavorable changes to accrued liabilities of $5.5 million, prepaid expenses, deposits and other of $2.4 million and deferred contract costs of $1.6 million.

Cash Flows Used in Investing Activities

    Cash used in investing activities was primarily driven by capital expenditures for leasehold improvements and computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Capital expenditures totaled $1.7 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.

    For the six months ended June 30, 2022, capital expenditures of $1.7 million consisted of $1.1 million primarily for new computer equipment and capitalized development costs for a new payroll system in our U.S. facilities and $0.6 million for computer equipment at our foreign locations, primarily in India of $0.3 million and in Brazil of $0.2 million.

For the six months ended June 30, 2021, capital expenditures of $0.8 million consisted of $0.6 million primarily for new computer equipment in our U.S. facilities and $0.2 million for computer equipment at our foreign locations, primarily in India.

Cash Flows from Financing Activities

    For the six months ended June 30, 2022, cash utilized in financing activities of $10.7 million was attributable to principal payments related to the Credit Facility of $7.3 million, payments to repurchase shares of Common Stock totaling $3.7 million, and capital lease payments of $0.2 million. These cash uses were offset by proceeds of $0.5 million received from stock option exercises.

For the six months ended June 30, 2021, cash utilized in financing activities of $20.2 million was attributable to payments to repurchase shares of Series A Preferred Stock of $60.0 million in April 2021 and $9.0 million in January 2021, recurring dividend payments of $7.5 million and a make-whole dividend payment of $2.3 million, payments for professional fees associated with our March 2021 Offering of $1.2 million and capital lease payments of $0.2 million. These cash uses were offset by proceeds of $57.0 million generated from the March 2021 Offering and proceeds of $3.1 million received from stock option exercises.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of June 30, 2022, we had cash and cash equivalents of $52.5 million held by our foreign subsidiaries.

Critical Accounting Policies and Significant Judgments and Estimates

    Our management’s discussion and analysis of financial condition and results of operations is based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions. We describe our significant accounting policies in Note 2 to our Consolidated Financial Statements for the year ended December 31, 2021, included in Part II, Item 8 of our 2021 Form 10-K, and we discuss our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in Part II, Item 7 of our 2021 Form 10-K.

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

Recently Issued Accounting Standards

The Company believes that no recently issued accounting standards will have a material impact on its Unaudited Condensed Consolidated Financial Statements, or apply to its operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended June 30, 2022 and 2021, we generated approximately 47% and 46% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the three months ended June 30, 2022, we did experience a significant change in foreign currency exchange rates applicable to our business that had a material impact on our Unaudited Condensed Consolidated Financial Statements due to the strengthening of the U.S. dollar against the majority of our foreign currencies. Our international operations have provided and are expected to continue to provide a portion of our consolidated revenues and expenses, which are reported in U.S. dollars in our Unaudited Condensed Consolidated Financial Statements. Therefore, our Unaudited Condensed Consolidated Financial Statements are affected and will continue to be affected by changes in the U.S. dollar against major foreign currencies. Fluctuations in foreign currencies impact the amount of total assets, liabilities, earnings and cash flows that we report for each reporting period and as of each reporting period end.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which bears interest at LIBOR plus a margin. ranging from 1.75% to 2.50%. Accordingly, we are exposed to market risk due to variable interest rates based on LIBOR. As of June 30, 2022, we had $80.5 million outstanding debt under the Credit Facility. As of this date, a hypothetical adverse change of 100 basis points in LIBOR would have resulted in an increase of approximately $0.8 million in annual interest expense. On May 18, 2022, we entered into an interest rate swap for a notional value of $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 12 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.

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

    In connection with the preparation of this Report, as of June 30, 2022, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

    Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in this Item 1A. Any of these factors could result in a significant or material adverse effect on our business, financial condition, results of operations and cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. In addition, risk factors relating to economic uncertainties and downturns in the general economy or the industries in which our clients operate should be interpreted as heightened risks in the current macroeconomic global environment.

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
•The duration of and continued impacts on our business of any lingering effects of the COVID-19 pandemic, as well as the actions taken by governments or clients in response to the pandemic in the future, may have a material adverse effect on our business.
•Economic uncertainties, changes in economic conditions, including rising inflation, or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our products and services and may have a material adverse effect on our business.
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

On February 7, 2022, Rimini filed a Notice of Appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). Rimini filed its opening brief on May 18, 2022, and Oracle filed its answering brief on June 17, 2022. Rimini’s reply brief is due on August 8, 2022. At this time, we believe that we are substantial compliance with the injunction and have complied with the order regarding the quarantining of certain computer files. On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until our appeal is resolved. As of June 30, 2022, we have accrued $6.9 million for an estimate related to reasonable attorneys’ fees and costs. Regarding our estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with the express terms of the injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the pendency of the injunction, alone, or the District Court’s January 12, 2022 order. As of this date, no damages relating to the injunction described above, could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot assure you that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.
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

As of this date, no damages of any kind have been awarded by the District Court in Rimini II. Damages, if any, will be a decision for the Rimini II jury and judge (for restitution claims). The Company reserves all rights, including appellate rights, with respect to the District Court and jury rulings and findings in Rimini II. Presently, the Rimini II jury trial is expected to proceed on October 31, 2022, in Las Vegas, Nevada.

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

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be rulings by the District Court in Rimini II, the District Court in the contempt proceedings, and possibly the Court of Appeals in both the contempt proceedings and in Rimini II in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigations. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may decline. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue to vigorously litigate the pending matters in the contempt proceedings and in Rimini II, we are unable to predict the timing or outcome of these matters. No assurance is or can be given that we will prevail on any appeal, contempt proceeding, claim, or counterclaim.

See the section titled “Legal Proceedings” in Part II, Item 1 and Note 9 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing litigation with Oracle represent a significant portion of our current revenue.

In Rimini II, Oracle filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended June 30, 2022, approximately 64% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 9% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt proceeding result in a final order holding us in contempt, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Other Risks Related to Our Business, Operations and Industry

The duration of and continued economic, operational and financial impacts on our business of any lingering effects of the COVID-19 pandemic, as well as the actions taken by governmental authorities, clients or others in response to the pandemic in the future may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

At the beginning of the COVID-19 pandemic, we established work-at-home arrangements for most of our employees, placed restrictions on non-essential business travel and implemented a no in-person event marketing strategy and a partially remote sales model. While we have begun permitting travel and in-person marketing, sales and employee appreciation events in accordance with applicable regional guidance, we believe that many of our clients are continuing to maintain or partially maintain COVID-19-related precautionary measures and will continue to do so. These precautionary measures could impact our clients’ and potential clients’ ability or willingness to participate in our sales, marketing and client success efforts, which could adversely affect our business, financial condition and results of operations. Further, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. While some of our offices have re-opened to verified vaccinated employees and guests, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions, which may delay prospective clients’ decisions regarding engaging our services, impair the ability of our current clients to make timely payments to us, cause our current clients to ask for payment concessions or discounts, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed.

We are unable to accurately predict the ultimate impact of the COVID-19 pandemic due to various uncertainties, including the duration and scope of new variants and surges, particularly if virus variants result in additional outbreaks, the effectiveness of the vaccines developed to slow or stop the spread of the virus and actions that may be taken by governmental authorities to contain the virus. We closely monitor the impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods, and any global macroeconomic effects of the pandemic may persist for an indefinite period, even after the pandemic has subsided. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Refer to the section titled “Impact of the COVID-19 Pandemic and Current Economic Conditions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report for additional information.

Economic uncertainties, changes in economic conditions, including rising inflation, or downturns in the general economy or the industries in which our clients operate, may result in increased costs of operations, could disproportionately affect the demand for our products and services and could negatively impact our results of operations.

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation (including hyperinflation), other economic challenges and possible recession will be exacerbated for an extended period in the wake of the COVID-19 pandemic and related fiscal and monetary policy by governments in respect to the pandemic. Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, fiscal and monetary policy adopted during the COVID-19 pandemic and continued strong consumer demand as economies reopen from restrictions related to the pandemic. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including Brexit, changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, governmental and multinational organizations’ responses to the COVID-19 pandemic and geopolitical developments and uncertainty in the European Union and elsewhere, such as the current conflict between Russia and Ukraine, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

We had net income of $0.1 million for the three months ended June 30, 2022, and we had an accumulated deficit of $222.6 million as of June 30, 2022. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

Our clients have no obligation to renew their product or service subscription agreements with us after the expiration of a non-cancelable agreement term. In addition, the majority of our multi-year, non-cancelable client agreements are not pre-paid other than the first year of the non-cancelable service period. We may not accurately predict retention rates for our clients. Our retention rates may decline or fluctuate as a result of a number of factors, including our clients’ decision to license a new product or release from an enterprise software vendor, our clients’ decision to move to another enterprise software vendor, product or release for which we do not offer products or services, the impact of the COVID-19 pandemic and global economic conditions, including rising inflation and interest rates, on our clients’ businesses, client satisfaction with our products and services, the acquisition of our clients by other companies, and clients going out of business. If our clients do not renew their agreements for our products and services or if our clients decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services.

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

Our revenue grew from $91.6 million for the three months ended June 30, 2021 to $101.2 million for the three months ended June 30, 2022, representing a period over period increase of 10%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $42.1 million for the three months ended June 30, 2021 to $47.3 million for the three months ended June 30, 2022, an increase of $5.2 million or 12%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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
•political instability or terrorist activities, including geopolitical actions specific to an international region, such as the current conflict between Russia and Ukraine;
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

Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, vendor or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our clients may be harmed, and we could incur significant liabilities. Cyberattacks continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. Furthermore, due to geopolitical tensions related to the current conflict between Russia and Ukraine, the risk of cyber-attacks may be elevated. We have been the subject of cybersecurity threats and expect such threats to continue in the future. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our clients’ systems that we support, and we may not be able to make such repairs in a timely manner or at all.

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

We have had material weaknesses in our internal control over financial reporting. As described under “Controls and Procedures” in Part II, Item 9A of our 2021 Form 10-K, our management concluded that we had a material weakness in our internal control over financial reporting as of June 30, 2021 and December 31, 2020, due to inadequate controls in relation to improperly applying the accounting guidance for our GP Sponsor Private Placement Warrants, recognizing the warrants as equity instead of as a liability.

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

On June 30, 2022, our outstanding indebtedness under the Credit Facility and finance leases totaled $81.1 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

We expect to depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our Credit Facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control, including the impacts of the COVID-19 pandemic, inflation and global economic conditions. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in net sales and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not generate adequate resources, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing Credit Facility, may restrict us from adopting some or any of these alternatives. Our inability to incur additional debt in the future could also delay or prevent a change in control of our Company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could make us more vulnerable to economic downturns and adverse developments in our business. Our current indebtedness and any inability to pay our debt obligations as they come due or an inability to incur additional debt could adversely affect our business and results of operations.

The terms of our Credit Facility impose operating and financial restrictions on us.

Our Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of June 30, 2022, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

As a result of market interest rate fluctuations, interest rates under our Credit Facility or other variable rate indebtedness we may incur in the future could be higher or lower than current levels. As interest rates increase, our debt service obligations under our Credit Facility may increase even though the amounts borrowed remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, a transition away from LIBOR as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Credit Facility. In July 2017, the Financial Conduct Authority of the U.K. announced that it plans to phase out LIBOR by the end of calendar year 2021. On March 5, 2021, however, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of all settings of non-U.S. dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after September 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative base rate will be accelerated and magnified. Our borrowing arrangements provide for alternative base rates, but such alternative base rates may or may not be related to LIBOR, and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness or impact our ability to refinance some or all of our existing indebtedness, or otherwise have a material adverse impact on our business, financial condition and results of operations.

Our stock repurchase program could affect the price of our Common Stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Common Stock.

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the three months ended June 30, 2022, we acquired 0.1 million shares of Common Stock on the open market at a cost of $0.5 million. Upon completion of this repurchase, these shares of Common Stock were retired. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

These factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Additionally, we have registered for resale the shares of Common Stock of certain of our significant holders of our Common Stock, including Adams Street Partners, LLC. Any sale of large amounts of our Common Stock on the open market or in privately negotiated transactions could have the effect of increasing the volatility in the price of our Common Stock or putting significant downward pressure on the price of our Common Stock. Also, the issuance of Common Stock upon exercise of warrants may result in immediate and substantial dilution to the equity interests of our existing common stockholders and might result in dilution in the tangible net book value of a share of Common Stock, depending upon the price on which the additional shares are issued. We may also seek to engage in further capital optimization transactions in the future, including in respect of our outstanding warrants or units, the result of which could trigger some dilution or have other impacts on the market price of our Common Stock and not achieve an improved capital structure. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our Common Stock to decline or require us to issue shares at a price that is lower than that paid by holders of our Common Stock in the past, which would result in those newly issued shares being dilutive.

Certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock outstanding as of June 30, 2022, two of our stockholders have aggregate voting power of 40.1% of our outstanding capital stock. As of June 30, 2022, (i) approximately 26.9% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 13.2% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 42.5% as of June 30, 2022.

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

The commercial insurance market is changing rapidly in response to rising insurance losses and claims, changes in available insurance capacity and adverse worldwide economic conditions, uncertainties, and risks, which may lead to higher premium costs, higher policy deductibles, self-insured retentions, and/or lower coverage limits, potentially impacting our ability to continue our present limits of insurance coverage, obtain sufficient insurance capacity to adequately insure our risks or maintain adequate insurance at a reasonable cost.

Commercial insurance availability and coverage terms, including deductibles, self-insured retentions and pricing, continue to vary with market conditions. While we believe our insurance coverage addresses all material risks to which we are exposed and is adequate and customary for our current global operations, we have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance, resulting in higher premium costs, rising policy deductibles/self-insured retentions and lower coverage limits. If these changes continue, we may not be able to continue our present limits of insurance coverage, obtain sufficient insurance capacity to adequately insure our risks and/or obtain and maintain adequate insurance at a reasonable cost. Our insurance policies cover a number of risks and potential liabilities, such as general liability, property coverage, errors and omissions liability, employment liability, business interruptions, cybersecurity liability, crime, and directors’ and officers’ liability. We cannot be certain that our insurance coverage will be adequate to cover liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim or become insolvent. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases, decreases in coverage and the imposition of large deductible, self-insured retentions, or co-insurance requirements, or the insolvency of any of our insurers, could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 28, 2022, the Board of Directors authorized an increase to its previously announced common stock repurchase program to increase the value of the securities that could be acquired by us from up to $15.0 million over two years to up to $50.0 million over the next four years, subject to compliance with the Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

On February 27, 2022, the Board of Directors approved the adoption of a stock repurchase program to acquire up to $15.0 million of our Common Stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, through March 4, 2024, subject to compliance with our Credit Facility, which was amended effective January 14, 2022 to increase the aggregate value of the shares of Common Stock that could be acquired by us to no greater than $15.0 million during the term of the Credit Facility, provided that all other applicable conditions and legal requirements are satisfied. The following table sets forth the monthly acquisitions of our Common Stock that occurred during the three months ended June 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased (2)
April 1-30, 2022	—	$—	—	$11,760,000
May 1-31, 2022	85,605	$5.93	85,605	$46,252,000
June 1-30, 2022	—	$—	—	$46,252,000
Total	85,605		85,605

(1) Shares were repurchased under a $15 million stock repurchase program authorized by the Board of Directors on February 27, 2022, and subsequently, increased, by authorization of the Board of Directors, to an aggregate of $50 million stock repurchase program on May 28, 2022. No shares were purchased other than through publicly announced programs during the periods shown.

(2) Amounts in this column reflect amounts remaining under the then-applicable $15 million (April 2022) and $50 million (May and June 2022) stock repurchase program referenced above.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

    None.

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
10.1*	Amendment No. 3 dated as of May 31, 2022 to that certain Credit Agreement dated as of July 2, 2021, as amended by Amendment No. 1 thereto dated as of July 20, 2021, and Amendment No. 2 thereto dated January 14, 2022, by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	June 1, 2022
10.2*+	Employment Separation Agreement and Release dated June 10, 2022 between Rimini Street, Inc. and Gerard Brossard	8-K	001-37397	10.1	June 10, 2022
31.1†	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2†	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: August 3, 2022	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)