Form 10-Q
period 2022-09-30
Rimini Street, Inc.
filed 2022-11-02
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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
Yes ☐ No ☑
The registrant had approximately 88,278,000 shares of its $0.0001 par value common stock outstanding as of October 31, 2022.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$118,576	$119,571
Restricted cash	417	419
Accounts receivable, net of allowance of $744 and $576, respectively	59,223	135,447
Deferred contract costs, current	16,372	14,985
Short-term investments	11,147	—
Prepaid expenses and other	21,253	16,340
Total current assets	226,988	286,762
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $14,754 and $13,278, respectively	5,565	4,435
Operating lease right-of-use assets	10,843	12,722
Deferred contract costs, noncurrent	22,548	21,524
Deposits and other	3,975	1,786
Deferred income taxes, net	63,430	64,033
Total assets	$333,349	$391,262
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$4,227	$3,664
Accounts payable	8,301	5,708
Accrued compensation, benefits and commissions	35,993	36,558
Other accrued liabilities	23,886	26,124
Operating lease liabilities, current	4,123	4,227
Deferred revenue, current	212,070	253,221
Total current liabilities	288,600	329,502
Long-term liabilities:
Long-term debt, net of current maturities	71,445	79,655
Deferred revenue, noncurrent	36,117	47,047
Operating lease liabilities, noncurrent	9,987	12,511
Other long-term liabilities	2,575	2,933
Total liabilities	408,724	471,648
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 88,223 and 87,107 shares, respectively	9	9
Additional paid-in capital	154,111	149,234
Accumulated other comprehensive loss	(5,382)	(2,724)
Accumulated deficit	(222,997)	(225,789)
Treasury stock, at cost	(1,116)	(1,116)
Total stockholders' deficit	(75,375)	(80,386)
Total liabilities and stockholders' deficit	$333,349	$391,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$101,931	$95,642	$301,041	$275,151
Cost of revenue	39,271	33,376	113,822	101,807
Gross profit	62,660	62,266	187,219	173,344
Operating expenses:
Sales and marketing	35,934	32,527	103,840	96,067
General and administrative	18,454	15,631	57,267	48,728
Impairment charges related to operating right of use assets	—	—	—	393
Litigation costs and related recoveries:
Professional fees and other costs of litigation	6,145	6,581	12,837	14,130
Insurance costs and recoveries, net	92	—	(389)	—
Litigation costs and related recoveries, net	6,237	6,581	12,448	14,130
Total operating expenses	60,625	54,739	173,555	159,318
Operating income	2,035	7,527	13,664	14,026
Non-operating income and (expenses):
Interest expense	(1,167)	(653)	(2,974)	(738)
Loss on change in fair value of redeemable warrants	—	(2,053)	—	(3,023)
Other income (expenses), net	(1,329)	(1,161)	(2,696)	(885)
Income (loss) before income taxes	(461)	3,660	7,994	9,380
Income taxes	56	(1,729)	(5,202)	(4,218)
Net income (loss)	(405)	1,931	2,792	5,162
Other comprehensive income (loss):
Foreign currency translation loss	(1,667)	(454)	(3,878)	(2,398)
Derivative instrument adjustments, net of tax	1,220	—	1,220	—
Comprehensive income (loss)	$(852)	$1,477	$134	$2,764

Net income (loss) attributable to common stockholders	$(405)	$(6,691)	$2,792	$(21,382)

Net income (loss) per share attributable to common stockholders:
Basic	$—	$(0.08)	$0.03	$(0.26)
Diluted	$—	$(0.08)	$0.03	$(0.26)
Weighted average number of shares of Common Stock outstanding:
Basic	87,965	86,189	87,441	83,449
Diluted	87,965	86,189	89,054	83,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock, Shares
Beginning of period	87,529	85,704	87,107	76,406
Exercise of stock options for cash	193	383	518	1,183
Restricted stock units vested	701	708	1,391	1,456
Issuance of Common Stock	—	—	60	7,750
Treasury shares	—	(137)	—	(137)
Retired shares of Common Stock	(200)	—	(853)	—
End of period	88,223	86,658	88,223	86,658
Total Stockholders' Deficit, beginning of period	$(76,487)	$(156,299)	$(80,386)	$(203,060)
Common Stock, Amount
Beginning of period	9	9	9	8
Exercise of stock options for cash	—	—	—	—
Restricted stock units vested	—	—	—	—
Issuance of Common Stock	—	—	—	1
Treasury shares	—	—	—	—
Retired shares of Common Stock	—	—	—	—
End of period	9	9	9	9
Additional Paid-in Capital
Beginning of period	152,147	143,801	149,234	98,258
Stock based compensation expense	2,443	2,393	8,653	7,104
Exercise of stock options for cash	513	1,933	964	5,046
Restricted stock units vested	—	—	—	—
Issuance of Common Stock in March 2021 Offering, net	—	—	—	55,641
Retired shares of Common Stock	(992)	—	(4,740)	—
Redemption of 60,000 shares of Series A Preferred Stock:
Accretion related to redemption of Series A Preferred Stock	—	(8,020)	—	(13,693)
Make-whole dividends related to redemption of Series A Preferred Stock	—	(602)	—	(2,945)
Return on repurchase of Series A Preferred Stock shares in January 2021	—	—	—	(38)
Accretion of discount on Series A Preferred Stock	—	—	—	(2,277)
Accrued dividends on Series A Preferred Stock:
Payable in cash	—	—	—	(5,839)
Payable in kind	—	—	—	(1,752)
End of period	154,111	139,505	154,111	139,505
Accumulated Other Comprehensive Loss
Beginning of period	(4,935)	(2,262)	(2,724)	(318)
Other comprehensive loss	(447)	(454)	(2,658)	(2,398)
End of period	(5,382)	(2,716)	(5,382)	(2,716)
Accumulated Deficit
Beginning of period	(222,592)	(297,777)	(225,789)	(301,008)
Net income (loss)	(405)	1,931	2,792	5,162
End of period	(222,997)	(295,846)	(222,997)	(295,846)
Treasury Stock	(1,116)	(1,116)	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(75,375)	$(160,164)	$(75,375)	$(160,164)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,792	$5,162
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on change in fair value of redeemable warrants	—	3,023
Stock-based compensation expense	8,653	7,104
Depreciation and amortization	1,871	1,772
Accretion and amortization of debt discount and issuance costs	728	196
Deferred income taxes	327	1
Impairment charges related to operating right of use assets	—	393
Amortization and accretion related to operating right of use assets	4,140	4,625
Changes in operating assets and liabilities:
Accounts receivable	75,068	41,021
Prepaid expenses, deposits and other	(6,417)	(4,289)
Deferred contract costs	(2,412)	(1,780)
Accounts payable	2,710	5,605
Accrued compensation, benefits, commissions and other liabilities	(3,842)	(3,940)
Deferred revenue	(46,861)	(11,079)
Net cash provided by operating activities	36,757	47,814
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(3,144)	(1,455)
Investment purchases	(11,148)	—
Net cash used in investing activities	(14,292)	(1,455)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to Common Stock issuances in March 2021 Offering	—	56,965
Payments of professional fees related to Common Stock issuances in March 2021 Offering	(27)	(1,296)
Proceeds from issuance of Credit Facility	—	89,313
Debt issuance costs paid	—	(4,013)
Principal payments on the Credit Facility	(8,375)	(1,125)
Payments to repurchase shares of Series A Preferred Stock	—	(156,753)
Payments of cash dividends on Series A Preferred Stock	—	(12,679)
Payments to repurchase and retire Common Stock	(4,740)	—
Payments for treasury stock	—	(1,116)
Principal payments on capital leases	(235)	(330)
Proceeds from exercise of employee stock options	965	5,044
Net cash used in financing activities	(12,412)	(25,990)
Effect of foreign currency translation changes	(11,050)	(4,838)
Net change in cash, cash equivalents and restricted cash	(997)	15,531
Cash, cash equivalents and restricted cash at beginning of period	119,990	87,909
Cash, cash equivalents and restricted cash at end of period	$118,993	$103,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,195	$524
Cash paid for income taxes	1,886	3,053
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in March 2021 Public Offering:
Underwriter discounts and commissions	$—	$2,948
Underwriter expenses	—	1,050
Accrued professional fees related to the issuance of Common Stock	—	27
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$—	$—
Accrued PIK dividends	—	—
Accretion of discount on Series A Preferred Stock	—	2,277
Issuance of Series A Preferred Stock for PIK dividends	—	2,891

Increase in payables for debt issuance costs	$—	$145
Increase in principal related to the Credit Facility discount	—	28
Decrease in payables for capital expenditures	(2)	—

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

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2021 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2022, and operating results for both the three and nine months ended September 30, 2022, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2022.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of September 30, 2022, the Company’s current liabilities exceeded its current assets by $61.6 million, and the Company recorded a net loss of $0.4 million for the three months ended September 30, 2022. As of September 30, 2022, the Company had available cash, cash equivalents and restricted cash of $119.0 million and short-term investments of $11.1 million. As of September 30, 2022, the Company’s current liabilities included $212.1 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 39% of the related deferred revenue for the three months ended September 30, 2022.

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

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $6.0 million. During the third quarter of 2022, the U.S. economy has continued to experience rising interest rates and inflationary pressures due in part to global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments in response to the global outbreak of a novel strain of the coronavirus (“COVID-19”) that was declared by the World Health Organization to be a pandemic in March 2020. As of the issuance date of these financial statements, the Company’s ability to operate continues not to be significantly adversely impacted by the COVID-19 pandemic or related changes in the macroeconomic environment, and the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

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

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred contract costs, current and noncurrent, as of the beginning of period	$39,709	$36,561	$36,509	$34,945
Capitalized commissions during the period	3,817	4,295	15,620	13,437
Amortized deferred contract costs during the period	(4,606)	(4,132)	(13,209)	(11,658)
Deferred contract costs, current and noncurrent, as of the end of period	$38,920	$36,724	$38,920	$36,724

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred revenue, current and noncurrent, as of the beginning of period	$300,387	$265,638	$300,268	$256,933
Billings, net	49,731	73,686	248,960	261,900
Revenue recognized	(101,931)	(95,642)	(301,041)	(275,151)
Deferred revenue, current and noncurrent, as of the end of period	$248,187	$243,682	$248,187	$243,682

The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized. As of September 30, 2022, the remaining transaction price included in deferred revenue was $212.1 million in current and $36.1 million in noncurrent.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued sales and other taxes	$3,908	$8,805
Accrued professional fees	6,287	4,502
Current maturities of capital lease obligations	326	315
Income taxes payable	1,160	1,546
Accrued litigation settlement costs	7,415	7,530
Other accrued expenses	4,790	3,426
Total other accrued liabilities	$23,886	$26,124

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Credit Facility	$75,672	$83,319
Less current maturities	4,227	3,664
Long-term debt, net of current maturities	$71,445	$79,655

On May 31, 2022, the Company prepaid $5.0 million of indebtedness outstanding under its Credit Facility with no prepayment penalty. On September 30, 2022, June 30, 2022 and March 31, 2022, the Company made its required three principal payments of $1.1 million, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.75% to 2.50%. Effective April 1, 2022, the margin for the Credit Facility was decreased to 1.75% for the three months ended September 30, 2022. For the three months ended September 30, 2022, the interest rate on the Credit Facility was comprised of LIBOR was 2.5% and the margin was 1.75%.

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

The fair value of the Credit Facility was $79.8 million (Level 2 inputs) as of September 30, 2022 compared to the carrying value of $78.9 million as of September 30, 2022. The LIBOR rate as of December 31, 2021 was not materially different from the interest rate for the year ended December 31, 2021. Hence the fair value of the Credit Facility approximated the carrying value as of December 31, 2021.

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

The components of interest expense are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Credit Facility:
Interest expense	$897	$435	$2,174	$435
Accretion expense related to discount and issuance costs	245	196	728	196
Interest on finance leases	25	22	72	107
	$1,167	$653	$2,974	$738

For both the three months and nine months ended September 30, 2022, interest expense included interest rate swap expenses of $0.1 million and $0.2 million, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended September 30, 2022, the Company acquired 0.2 million shares of Common Stock on the open market at a cost of $1.0 million. For the nine months ended September 30, 2022, the Company acquired an aggregate 0.9 million shares of Common Stock on the open market at a total cost of $4.7 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

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

Treasury Stock

On August 6, 2021, the Company reacquired 0.1 million shares of Common Stock for $1.1 million related to restricted stock units (“RSUs”) that vested on that date. These shares are included as Treasury Stock as of September 30, 2022.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Plans

The Company’s stock plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 22, 2022, the Board of Directors authorized an increase of approximately 3.5 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2021, included in Part II, Item 8 of the 2021 Form 10-K. The information presented below provides an update for activity under the Stock Plans for both the three and nine months ended September 30, 2022.

Restricted Stock Units

For the nine months ended September 30, 2022, the Board of Directors granted RSUs under the 2013 Plan to employees and to non-employee members of the Board of Directors for an aggregate of approximately 0.8 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $5.10 per share, the aggregate fair value for the shares underlying the RSUs amounted to $4.2 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense related to RSUs of approximately $1.8 million and $2.1 million was recognized for the three months ended September 30, 2022 and 2021, respectively. Compensation expense related to RSUs of approximately $6.6 million and $6.2 million was recognized for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the unrecognized expense of $9.1 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.9 years.

Stock Options

For the nine months ended September 30, 2022, the Board of Directors granted stock options for the purchase of an aggregate of approximately 1.2 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the nine months ended September 30, 2022 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2021	6,824	$5.92	5.6
Granted	1,243	5.64
Forfeited	(382)	5.88
Expired	(163)	5.76
Exercised	(517)	1.86
Outstanding, September 30, 2022 (3)(4)	7,005	6.17	5.8
Vested, September 30, 2022 (3)	4,543	6.15	4.0

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of September 30, 2022, the aggregate intrinsic value of all stock options outstanding was $0.5 million. As of September 30, 2022, the aggregate intrinsic value of vested stock options was $0.4 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of September 30, 2022.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the nine months ended September 30, 2022 (in thousands):

Available, December 31, 2021	4,324
Newly authorized by Board of Directors	3,484
Stock options granted	(1,243)
RSUs granted	(821)
Expired options under Stock Plans	163
Forfeited options under Stock Plans	382
Forfeited RSUs under Stock Plans	514
Shares issued	(60)
Shares repurchased	853
Available, September 30, 2022	7,596

The aggregate fair value of approximately 1.2 million stock options granted for the nine months ended September 30, 2022 amounted to $3.3 million, or $2.64 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the nine months ended September 30, 2022, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	46%
Dividend yield	0%
Risk-free interest rate	2.63%
Fair value per share of Common Stock on date of grant	$5.64

As of September 30, 2022 and December 31, 2021, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $4.4 million and $3.9 million, respectively. As of September 30, 2022, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.1 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$535	$376	$1,616	$1,067
Sales and marketing	787	752	2,467	2,353
General and administrative	1,121	1,265	4,570	3,684
Total	$2,443	$2,393	$8,653	$7,104

Warrants

As of September 30, 2022, warrants were outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share. The warrants exercisable at $11.50 per share expired unexercised in October 2022. For additional information about these warrants, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2021, included in Part II, Item 8 of the 2021 Form 10-K.

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Upon review of the SEC Staff Statement, which

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

addressed certain accounting and reporting considerations related to warrants similar to the Company’s warrants to purchase approximately 6.1 million shares of Common Stock at $11.50 per share (the “GP Sponsor Private Placement Warrants”), and upon review of ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that its GP Sponsor Private Placement Warrants should have been classified as a liability instead of equity. On October 29, 2021, the original holder of the warrants (the “GP Sponsor”) sold the warrants for $1.04 per warrant to outside holders. As a result of the sale, the new holders of the GP Sponsor Private Placement Warrants had the same rights as the holders of the Company’s warrants to purchase approximately 8.6 million shares of the Company’s Common Stock at $11.50 per share (the “Public Warrants”). Therefore, as of October 29, 2021, the Company reclassified the liability for redeemable warrants to additional paid-in capital for $6.3 million. See Note 12 for information regarding the fair value of the GP Sponsor Private Placement Warrants.

NOTE 8 — INCOME TAXES

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes a 15% corporate alternative minimum tax for companies that report over $1 billion in U.S. profits to shareholders and a 1% excise tax on stock buy backs. The Company does not expect the IRA to have a material tax impact.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant U.S. tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020 (such deferred payroll taxes are due in two installments: 50% by December 31, 2021 and 50% by December 31, 2022). The Company elected to defer payroll tax payments which totaled $1.6 million as of September 30, 2022. The Company paid $1.6 million in December 2021 as required under the CARES Act. The remaining amount of $1.6 million is required to be paid in December 2022.

For the three months ended September 30, 2022 and 2021, the Company’s effective tax rate was 12.1% and 47.2%, respectively. For the nine months ended September 30, 2022 and 2021, the Company’s effective tax rate was 65.1% and 45.0%, respectively. The Company’s income tax expense was primarily attributable to earnings in the United States and foreign jurisdictions subject to income taxes and foreign withholding taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended September 30, 2022 and 2021.

Given the near-break even results projected results for fiscal year 2022, the Company determined that any changes in pretax income would result in a significant impact on the estimated annual effective tax rate. As a result, the Company utilized the year-to-date effective tax rate as the estimated annual effective tax rate when determining the income taxes recorded during the three and nine months ended September 30, 2022,

For additional information about income taxes, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2021, included in Part II, Item 8 of the 2021 Form 10-K.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended September 30, 2022 and 2021, the Company’s matching contributions to these plans totaled $0.8 million for both years. For the nine months ended September 30, 2022 and 2021, the Company’s matching contributions to these plans totaled $2.7 million and $2.5 million, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 7, 2022, Rimini filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until Rimini’s appeal is resolved. Briefing on Rimini’s appeal has been completed, and the parties are currently working with the Court of Appeals to schedule oral argument on the appeal in early 2023. At this time, the Company believes that it is in substantial compliance with the injunction and has complied with the order regarding the quarantining of certain computer files. As of September 30, 2022 and December 31, 2021, the Company had accrued $6.9 million, as an estimate related to reasonable attorneys’ fees and costs. During the nine months ended September 30, 2022, the Company paid $0.6 million to Oracle for the award sanctions. Regarding the Company’s estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.
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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The parties filed their joint pretrial order in Rimini II in December 2020. On September 3, 2021, the District Court granted Oracle’s motion to realign the parties with Oracle now designated as plaintiff and the Company and Mr. Ravin now designated as the defendants in the case caption and at trial. The District Court also granted Oracle’s motion to bifurcate the trial – originally providing for a jury trial on Oracle’s monetary damages claims against the Company, followed by a separate bench trial on the parties’ equitable claims for unfair competition and Oracle’s claim for an accounting.

On April 14, 2022, the District Court judge who had previously presided over the case entered an order referring the case for reassignment, resulting in the case being reassigned to another District Court judge. During a status conference with the District Court on October 14, 2022, attorneys for Oracle confirmed that Oracle would withdraw all of its monetary damages claims against the Company in Rimini II and proceed with a bench trial instead of a jury trial for its claims for equitable relief. Further, in accordance with a Minute Order issued by the District Court on October 14, 2022, good cause appearing, the start date for the Rimini II trial was changed from November 2, 2022 to November 29, 2022 in Las Vegas.

As ordered by the District Court, on October 21, 2022, the parties filed a joint stipulation (the “Stipulation”) to dismiss with prejudice the Rimini II claims affected by Oracle’s decision, including all of Oracle’s monetary damages claims against the Company and Mr. Ravin. On October 24, 2022, the District Court entered an order granting the Stipulation, dismissing with prejudice Oracle’s claims in Rimini II “for monetary relief of any kind under any legal theory [,] including but not limited to claims for damages, restitution, unjust enrichment, and engorgement [ . . . ].” In addition, Oracle’s claims for breach of contract, inducing breach of contract and an accounting were dismissed with prejudice. Per the Stipulation, the parties have each reserved the right to seek attorneys’ fees and/or costs to the extent permissible by law.

Prior to the date of the District Court’s order granting the Stipulation, no damages of any kind were awarded by the District Court in Rimini II. Whether to award any attorneys’ fees and/or costs will be a decision for the District Court.

At this time, the Company does not have sufficient information regarding the possible recovery by Oracle of its attorneys’ fees and/or costs in the Rimini II litigation. The Company maintains that Oracle should not be permitted to recover its attorneys’ fees and/or costs. Both parties have sought injunctive relief in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss, if any, cannot be reasonably determined. The Company also believes that an award of Oracle’s attorneys’ fees and/or costs is not probable, so no accrual has been made as of September 30, 2022. However, the ultimate outcome may be different from the Company’s best estimates and could have a material adverse impact on the Company’s financial results and business. The Company reserves all rights, including appellate rights, with respect to the District Court’s rulings and findings in Rimini II.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $9.4 million and $8.3 million as of September 30, 2022 and December 31, 2021,

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

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

In addition, an affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is also a member of the Company’s Board of Directors. As of September 30, 2022, ASP owned approximately 26.7% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock for total consideration of approximately $19.2 million, all of which shares of Series A Preferred Stock were redeemed by the Company in 2021 on the same terms and conditions as for all other holders of Series A Preferred Stock.

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
For both the three and nine months ended September 30, 2022 and 2021, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income (loss) attributable to common stockholders (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income attributable to common stockholders:
Net income (loss)	$(405)	$1,931	$2,792	$5,162
Return on repurchase of Series A Preferred Stock shares	—	—	—	(38)
Accretion related to redemption of Series A Preferred Stock	—	(8,020)	—	(13,693)
Make-whole dividends related to redemption of Series A Preferred Stock	—	(602)	—	(2,945)
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	—	—	—	(5,839)
PIK dividends declared	—	—	—	(1,752)
Accretion of discount	—	—	—	(2,277)
	(405)	(6,691)	2,792	(21,382)
Undistributed earnings allocated using the two-class method	—	—	—	—
Net income (loss) attributable to common stockholders	$(405)	$(6,691)	$2,792	$(21,382)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average number of shares of Common Stock outstanding	87,965	86,189	87,441	83,449
Additional shares outstanding if Series A Preferred Stock is converted to Common Stock	—	1,813	—	8,698
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	87,965	88,002	87,441	92,147
Percentage of shares allocated to Series A Preferred Stock	—%	2.1%	—%	9.4%
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average number of shares of Common Stock outstanding:
Basic	87,965	86,189	87,441	83,449
Warrants	—	—	—	—
Stock options	—	—	543	—
RSUs	—	—	1,070	—
Diluted	87,965	86,189	89,054	83,449
Net income (loss) per share attributable to common stockholders:
Basic	$—	$(0.08)	$0.03	$(0.26)
Diluted	$—	$(0.08)	$0.03	$(0.26)

The following potential Common Stock equivalents were excluded from the computation of diluted net income (loss) per share for the respective periods ending on these dates since the impact of inclusion was anti-dilutive (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
RSUs	1,243	460
Stock options	4,914	4,161
Warrants	18,128	18,128
Total	24,285	22,749

For both the three and nine months ended September 30, 2021, all of the Common Stock equivalents were anti-dilutive as the Company had a net loss attributable to common stockholders.

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

Investments

During September 2022, the Company invested $20 million of its cash and cash equivalents into U.S. Federal agency bonds, U.S. government bonds, U.S. treasury notes and other securities. We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values.

In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Debt investments are classified as available-for-sale and gains and losses are recorded using the specific identification method. Changes in fair value are recorded in the operating statement. Fair value is calculated based on publicly available market information.

Listed below are the cash equivalent and short-term investment balances as of September 30, 2022 (in thousands):

	Fair Value Level	Cost Basis	Gains (Losses)	Recorded Basis	Cash Equivalents	Short-term Investments
Federal Agency Bonds	Level 2	$13,356	$(5)	$13,351	$6,161	$7,190
US Government bonds	Level 2	494	—	494	—	494
US Treasury notes	Level 2	5,447	9	5,456	1,993	3,463
Variable Note	Level 2	703	—	703	703	—
Cash		—	—	—	—	—
		$20,000	$4	$20,004	$8,857	$11,147

Derivatives

On May 18, 2022, the Company entered into an interest rate swap agreement for a notional value of $40.0 million. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of September 30, 2022. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company's interest rate swap agreement as of September 30, 2022, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $1.5 million as of September 30, 2022.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The Company incurred interest payments of $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, which were recorded as interest expense.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification			September 30, 2022	December 31, 2021
Interest rate swap	Deposits and other			$1,550	$—
	Accumulated other comprehensive loss			1,220	—
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Income Statement Classification	2022	2021	2022	2021
Interest rate swap	Interest expense	$81	$—	$224	$—

Warrants

During the year ended December 31, 2021, the Company determined that its GP Sponsor Private Placement Warrants were subject to treatment as a liability. The GP Sponsor Private Placement Warrants could not be redeemed by the Company so long as these warrants were held by the initial purchasers or such purchasers’ permitted transferees. If these warrants were held by someone other than the initial purchasers or such purchasers’ permitted transferees, they were redeemable by the Company and exercisable on the same basis as certain warrants to purchase approximately 8.6 million shares of the Company’s Common Stock, at $11.50 per share (the “Public Warrants”). As a result, the GP Sponsor Private Placement Warrants were reclassified as a liability. On October 29, 2021, the GP Sponsor sold the warrants for $1.04 per warrant to outside holders. As a result of the sale, the new holders of the Private Placement Warrants had the same rights as that of the Public Warrant holders, which warrants expired in October 2022. Therefore as of October 29, 2021, the Company reclassified the liability for the GP Sponsor Private Placement Warrants to additional paid-in capital for $6.3 million. During the three months and nine months ended September 30, 2021, the key assumptions used to determine the fair value were the term period of the warrants, the risk-free rate and volatility. The Public Warrants and the Private Placement Warrants expired unexercised in October 2022. See Note 7 for further information related to the expired warrants.

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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entities. The following table shows revenues by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States of America	$53,423	$50,479	$159,616	$147,600
International	48,508	45,163	141,425	127,551
Total	$101,931	$95,642	$301,041	$275,151

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No clients represented more than 10% of revenue for both the three and the nine months ended September 30, 2022 and 2021. As of September 30, 2022, no clients accounted for more than 10% of total net accounts receivable. As of December 31, 2021, the Company had one customer greater than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of September 30, 2022 and December 31, 2021, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.7 million and $1.5 million, respectively. As of September 30, 2022, the Company had operating lease right-of-use assets of $6.1 million, $3.7 million and $1.0 million in the United States, India and the rest of the world, respectively. As of December 31, 2021, the Company had operating lease right-of-use assets of $7.7 million, $4.7 million and $0.4 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2022 and December 31, 2021, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $62.5 million and $70.6 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had restricted cash of $0.4 million. The Company has never experienced any losses related to these balances.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of September 30, 2022, the Company did not have any material additional operating leases that have not yet commenced.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense related to ROU assets and liabilities	$1,360	$1,526	$4,140	$4,626
Other lease expense	229	204	633	496
Total lease expense	$1,589	$1,730	$4,773	$5,122

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	September 30, 2022	December 31, 2021
Operating lease right-of-use assets, noncurrent	$10,843	$12,722

	September 30, 2022	December 31, 2021
Operating lease liabilities, current	$4,123	$4,227
Operating lease liabilities, noncurrent	9,987	12,511
Total operating lease liabilities	$14,110	$16,738

Weighted Average Remaining Lease Term	Years
Operating leases	3.64
Weighted Average Discount Rate
Operating leases	10.3%

Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Year ending September 30:
2023	$5,336
2024	4,666
2025	3,546
2026	2,428
2027	832
Thereafter	—
Total future undiscounted lease payments	16,808
Less imputed interest	(2,698)
Total	$14,110

For the three months ended September 30, 2022 and 2021, the Company paid $1.4 million and $1.5 million, respectively, for operating lease liabilities. For the nine months ended September 30, 2022 and 2021, the Company paid $4.1 million and $4.6 million, respectively, for operating lease liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•the duration of and economic, operational and financial impacts on our business of any lingering impacts of the COVID-19 pandemic, as well as the actions taken by governmental authorities, clients or others in response to the pandemic;
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

    As of September 30, 2022, we employed over 1,870 professionals and supported over 3,000 active clients globally, including 75 Fortune 500 companies and 16 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended September 30, 2022 and 2021, we generated revenue of $101.9 million and $95.6 million, respectively, representing an increase of 7%. During the three months ended September 30, 2022, we had a net loss of $0.4 million, and as of September 30, 2022, we had an accumulated deficit of $223.0 million. Approximately 52% and 53% of our revenue was generated in the United States for the three months ended September 30, 2022 and 2021, respectively. Approximately 48% and 47% of our revenue was generated in foreign jurisdictions for the three months ended September 30, 2022 and 2021, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Impact of the COVID-19 Pandemic and Current Economic Conditions

In the first quarter of 2020, the emergence of the COVID-19 pandemic created rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. These rapidly evolving and unpredictable impacts continued as virus variants resulted in additional outbreaks during 2021 and 2022. In response to the COVID-19 pandemic, we implemented business continuity measures and will continue to respond to the continuing impact of the COVID-19 pandemic as circumstances dictate while continuing to prioritize employee and community health and safety. We have reopened our offices located in the United States to verified vaccinated employees and guests and we have reinstated employee travel and in-person marketing, sales and employee appreciation events in accordance with applicable regional guidance.

As a result of certain measures that we took in response to the COVID-19 pandemic, we have realized reduced costs of travel, reductions in costs resulting from cancelling certain in-person marketing events, reductions in office operating costs and potential rent abatement related to office closures around the world. As many of the governmental restrictions implemented to contain the COVID-19 pandemic are no longer in effect, we expect that our travel and entertainment costs will continue to increase. However, there can be no assurances that additional restrictions will not be implemented again in the future that would decrease travel and entertainment activity and related costs. While some of our offices have re-opened to verified vaccinated employees and guests, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. We continue to expect to offset some of these reduced costs with accelerated investments including implementing virtual sales and other marketing programs, special compensation bonuses for lower-paid employees and special compensation bonuses for employees who have tested positive for COVID-19, which bonuses have been paid from 2020 through the nine months ended September 30, 2022. The cost of these special bonuses were more than offset by the cost reductions relating to travel and in-person marketing event fees and expenses described above. Our ability to utilize our secure remote-connectivity global infrastructure promotes the safety of our employees while abiding by the restrictions currently in place where they are located throughout the world.

We have experienced some clients not renewing our services as their businesses have been adversely impacted during the pandemic and the resulting global economic uncertainty. In addition, the Russian invasion of Ukraine in early fiscal 2022 has led to further economic disruption. While we do not operate in Russia or the Ukraine, the conflict, together with fiscal and monetary policy adopted during the pandemic, has increased inflationary cost pressures, negatively impacting the global economy and causing the U.S. Federal Reserve began to raise interest rates in March 2022. We expect additional rate increases in the future. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe that inflation had a significant net impact on our revenue or results of operations during the three months and nine months ended September 30, 2022.

The extent to which any lingering impacts of the COVID-19 pandemic, rising inflation, interest rate increases and continuing global economic and geopolitical uncertainty impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict, including continued governmental and business actions in response to any lingering impacts of the pandemic and increasing global economic uncertainty, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as our clients’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance. As such, the effects of the COVID-19 pandemic, rising inflation, interest rate increases and other negative impacts on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

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

Recent Developments

On October 10, 2022, our Public Warrants, including the one-half Public Warrant underlying each of our then-outstanding units, and our Private Placement Warrants expired unexercised in accordance with their terms. Prior to this date, each of the units consisted of one-half Public Warrant and one share of our Common Stock. As such, upon the expiration of the Public Warrants, our units were separated into the component underlying securities so that each former unit holder became the beneficial owner of one share of our Common Stock.

On May 28, 2022, the Board of Directors authorized an increase to our previously announced Common Stock repurchase program to increase the value of the securities that could be acquired by us from up to $15.0 million over two years to up to $50.0 million over the next four years, subject to continuing compliance with our Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

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

During the three months ended September 30, 2022, we acquired 0.2 million shares of Common Stock on the open market at a cost of $1.0 million. For the nine months ended September 30, 2022, we acquired an aggregate 0.9 million shares of Common Stock on the open market at a total cost of $4.7 million. Upon completion of all repurchase transactions, the acquired shares of Common Stock were retired.

Reference is made to Note 9 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of recent developments in our litigation with Oracle.

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of September 30, 2022 and 2021, we had over 3,000 and 2,790 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of September 30, 2022 and 2021, we had over 1,510 and 1,450 unique clients, respectively.

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

    Our annualized recurring revenue was $400 million and $377 million as of September 30, 2022 and 2021, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 94% and 93% for the 12 months ended September 30, 2022 and 2021, respectively.

Gross profit margin

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 61.5% and 65.1% for the three months ended September 30, 2022 and 2021, respectively. We believe the gross profit margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

Our consolidated statements of operations for the three months ended September 30, 2022 and 2021, are presented below (in thousands):

	Three Months Ended September 30,		Variance
	2022	2021	Amount	Percent
Revenue	$101,931	$95,642	$6,289	6.6%
Cost of revenue:
Employee compensation and benefits	25,493	23,174	2,319	10.0%
Engineering consulting costs	6,252	4,648	1,604	34.5%
Administrative allocations (1)	3,970	3,574	396	11.1%
All other costs	3,556	1,980	1,576	79.6%
Total cost of revenue	39,271	33,376	5,895	17.7%
Gross profit	62,660	62,266	394	0.6%
Gross margin	61.5%	65.1%
Operating expenses:
Sales and marketing	35,934	32,527	3,407	10.5%
General and administrative	18,454	15,631	2,823	18.1%
Litigation costs and related recoveries, net	6,237	6,581	(344)	(5.2)%
Total operating expenses	60,625	54,739	5,886	10.8%
Operating income	2,035	7,527	(5,492)	(73.0)%
Non-operating income and (expenses):
Interest expense	(1,167)	(653)	(514)	78.7%
Loss on change in fair value of redeemable warrants	—	(2,053)	2,053	(100.0)%
Other income (expenses), net	(1,329)	(1,161)	(168)	14.5%
Income (loss) before income taxes	(461)	3,660	(4,121)	(112.6)%
Income taxes	56	(1,729)	1,785	(103.2)%
Net income (loss)	$(405)	$1,931	$(2,336)	(121.0)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $95.6 million for the three months ended September 30, 2021 to $101.9 million for the three months ended September 30, 2022, an increase of $6.3 million or 7%. The increase was driven by an 5% increase in the average number of unique clients from 1,420 for the three months ended September 30, 2021 to 1,491 for the three months ended September 30, 2022. On a geographic basis, United States revenue grew from $50.5 million for the three months ended September 30, 2021 to $53.4 million for the three months ended September 30, 2022, an increase of $2.9 million or 6%. Our international revenue grew from $45.2 million for the three months ended September 30, 2021 to $48.5 million for the three months ended September 30, 2022, an increase of $3.3 million or 7%.

    Cost of revenue. Cost of revenue increased from $33.4 million for the three months ended September 30, 2021 to $39.3 million for the three months ended September 30, 2022, an increase of $5.9 million or 18%. The key drivers related to the cost of revenue increase were a $2.3 million increase in employee compensation costs, a $1.6 million increase in engineering consulting costs and a $1.9 million increase in administrative allocations and all other costs. The compensation cost increase was attributable to an increase of 24% in the average number of employees required to support our revenue growth.

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

    Gross profit. Gross profit increased slightly from $62.3 million for the three months ended September 30, 2021 compared to $62.7 million for the three months ended September 30, 2022, an increase of $0.4 million or 1%. Gross profit margin for the three months ended September 30, 2021 was 65.1% compared to 61.5% for the three months ended September 30, 2022. For the three months ended September 30, 2022, the total cost of revenue increased by 18% compared to an increase in revenue of 7% for the three months ended September 30, 2022. As a result, our gross profit margin declined by 360 basis points period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 35% and 34% for the three months ended September 30, 2022 and 2021, respectively. In dollar terms, sales and marketing expenses increased from $32.5 million for the three months ended September 30, 2021 to $35.9 million for the three months ended September 30, 2022, an increase of $3.4 million or 10%. This increase was primarily due to (i) an increase in employee compensation and benefits of $1.9 million, (ii) an increase in advertising and marketing costs of $1.0 million and (iii) an increase in travel and entertainment costs of $0.8 million and (iii) an increase in administrative allocations and all other costs of $0.1 million. These increases were offset, in part, by a decrease in recruitment costs of $0.4 million. We will continue to accelerate our future revenue growth by investing in more resources.

    The $1.9 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended September 30, 2022, was primarily due to an increase in salaries, wages and benefits of $0.9 million, commissions of $0.7 million and bonuses of $0.3 million.

    General and administrative expenses. General and administrative expenses increased from $15.6 million for the three months ended September 30, 2021 to $18.5 million for the three months ended September 30, 2022, an increase of $2.8 million or 18%. This increase was comprised of several items, which included (i) increased costs in salaries, wages and benefits of $0.9 million as the average number of employees increased by 23%, (ii) an increase of our computer software and license costs of $0.9 million, (iii) an increase in travel and entertainment expenses of $0.6 million and (iv) an increase in all other costs of $0.7 million for the three months ended September 30, 2022. These unfavorable variances were offset, in part, by an increase in administrative allocations of $0.3 million.

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

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Professional fees and other costs of litigation	$6,145	$6,581	$(436)
Insurance costs and recoveries, net	92	—	92
Litigation costs and related recoveries, net	$6,237	$6,581	$(344)

    Professional fees and other costs associated with litigation decreased from $6.6 million for the three months ended September 30, 2021 to $6.1 million for the three months ended September 30, 2022, a decrease of $0.4 million. This decrease was primarily due to the timing of trial costs. During the three months ended September 30, 2022, we incurred trial costs associated with our upcoming November 29, 2022 trial related to Rimini II. During the three months ended September 30, 2021, we incurred costs associated with the September 2021 hearing related to determining if we had been in contempt of the permanent injunction. Based on the trial calendar being set, we anticipate that our litigation related expenses will now be in the mid-$20 million range for 2022.

Insurance costs and related recoveries, net increased from no activity for the three months ended September 30, 2021 to a net expense of $0.1 million for the three months ended September 30, 2022. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II.

    Interest expense. Interest expense increased from $0.7 million for the three months ended September 30, 2021 to $1.2 million for the three months ended September 30, 2022, an increase of $0.5 million. Interest expense increased primarily due to us entering into a five-year Credit Facility for $90 million on July 20, 2021, resulting in only 73 days of interest in the prior period as well as an increase in the LIBOR rate during the three months ended September 30, 2022. In addition, we incurred $0.1 million of interest costs related to payments associated with our interest rate swap, which was entered into on May 18, 2022.

Loss on change in fair value of redeemable warrants. Loss on change in fair value of redeemable warrants amounted to a loss of $2.1 million for the three months ended September 30, 2021 as the fair value per warrant changed from $0.51 per warrant as of June 30, 2021 to $0.85 per warrant as of September 30, 2021. On October 29, 2021, the GP Sponsor Private Placement Warrants were sold by the original holder to unaffiliated parties. As a result, the GP Sponsor Private Placement Warrants were determined to be no longer treated as a liability. Hence, there is no longer any mark to market activity recorded for each period related to these warrants. The GP Sponsor Private Placement Warrants expired unexercised on October 10, 2022.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended September 30, 2022, net other expenses of approximately $1.3 million was comprised primarily of foreign exchange losses of approximately $1.4 million. For the three months ended September 30, 2022, we continued to experience a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate. These transactions are designated in foreign currencies and impacted us unfavorably during the three months ended September 30, 2022. For the three months ended September 30, 2021, net other expense of $1.2 million was also comprised primarily of foreign exchange losses of approximately $1.1 million.

    Income tax expense. We had income tax expense of $1.7 million for the three months ended September 30, 2021 compared to an income tax benefit of $0.1 million for the three months ended September 30, 2022. At the end of fiscal year 2021, we determined that it was more likely than not that we could benefit from our deferred tax assets based on all of the available evidence, resulting in a significant reduction in our valuation allowance. For the three months ended September 30, 2022, our United States operations were subject to income taxes, which is the primary reason for the increase in income tax expense. For the three months ended September 30, 2021, our income taxes were primarily attributable to income taxes on our foreign operations and foreign withholding taxes.

Comparison of Nine Months Ended September 30, 2022 and 2021

Our consolidated statements of operations for the nine months ended September 30, 2022 and 2021, are presented below (in thousands):

	Nine Months Ended September 30,		Variance
	2022	2021	Amount	Percent
Revenue	$301,041	$275,151	$25,890	9.4%
Cost of revenue:
Employee compensation and benefits	77,562	71,522	6,040	8.4%
Engineering consulting costs	16,397	13,663	2,734	20.0%
Administrative allocations (1)	11,693	10,883	810	7.4%
All other costs	8,170	5,739	2,431	42.4%
Total cost of revenue	113,822	101,807	12,015	11.8%
Gross profit	187,219	173,344	13,875	8.0%
Gross margin	62.2%	63.0%
Operating expenses:
Sales and marketing	103,840	96,067	7,773	8.1%
General and administrative	57,267	48,728	8,539	17.5%
Impairment charges related to right of use assets	—	393	(393)	(100.0)%
Litigation costs and related recoveries, net	12,448	14,130	(1,682)	(11.9)%
Total operating expenses	173,555	159,318	14,237	8.9%
Operating income	13,664	14,026	(362)	(2.6)%
Non-operating income and (expenses):
Interest expense	(2,974)	(738)	(2,236)	303.0%
Loss on change in fair value of redeemable warrants	—	(3,023)	3,023	(100.0)%
Other income (expenses), net	(2,696)	(885)	(1,811)	204.6%
Income before income taxes	7,994	9,380	(1,386)	(14.8)%
Income taxes	(5,202)	(4,218)	(984)	23.3%
Net income	$2,792	$5,162	$(2,370)	(45.9)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Revenue. Revenue increased from $275.2 million for the nine months ended September 30, 2021 to $301.0 million for the nine months ended September 30, 2022, an increase of $25.9 million or 9%. The increase was driven by an 8% increase in the average number of unique clients from 1,377 for the nine months ended September 30, 2021 to 1,483 for the nine months ended September 30, 2022. On a geographic basis, United States revenue grew from $147.6 million for the nine months ended September 30, 2021 to $159.6 million for the nine months ended September 30, 2022, an increase of $12.0 million or 8%. Our international revenue grew from $127.6 million for the nine months ended September 30, 2021 to $141.4 million for the nine months ended September 30, 2022, an increase of $13.9 million or 11%.

    Cost of revenue. Cost of revenue increased from $101.8 million for the nine months ended September 30, 2021 to $113.8 million for the nine months ended September 30, 2022, an increase of $12.0 million or 12%. The key drivers related to the cost of revenue increase were a $6.0 million increase in employee compensation and benefits, a $2.7 million in engineering consulting costs, a $2.4 million increase in all other costs and a $0.8 million increase in administrative allocations. The compensation cost increase was attributable to an increase of 21% in the average number of employees required to support our revenue growth.

    Gross profit. Gross profit increased from $173.3 million for the nine months ended September 30, 2021 compared to $187.2 million for the nine months ended September 30, 2022, an increase of $13.9 million or 8%. Gross profit margin for the nine months ended September 30, 2021 was 63.0% compared to 62.2% for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, the total cost of revenue increased by 12% compared to an increase in revenue of 9%

for the nine months ended September 30, 2022. As a result, our gross profit margin declined by 80 basis points period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 34% and 35% for the nine months ended September 30, 2022 and 2021, respectively. In dollar terms, sales and marketing expenses increased from $96.1 million for the nine months ended September 30, 2021 to $103.8 million for the nine months ended September 30, 2022, an increase of $7.8 million or 8%. This increase was primarily due to (i) an increase in employee compensation and benefits of $4.5 million, (ii) an increase in travel and entertainment costs of $2.5 million and (iii) an increase in administrative allocations and all other costs of $1.2 million. These increases were offset, in part, by a decrease in recruitment costs of $0.4 million. We will continue to accelerate our future revenue growth by investing in more resources.

    The $4.5 million increase in sales and marketing expense attributable to employee compensation and benefits for the nine months ended September 30, 2022, was primarily due to an increase in salaries, wages and benefits of $3.4 million and commissions of $1.1 million.

    General and administrative expenses. General and administrative expenses increased from $48.7 million for the nine months ended September 30, 2021 to $57.3 million for the nine months ended September 30, 2022, an increase of $8.5 million or 18%. This increase was comprised of several items, which included (i) increased costs in salaries, wages and benefits of $4.7 million as the average number of employees increased by 21%, (ii) an increase of our computer software and license costs of $2.4 million, (iii) an increase in travel and entertainment expenses of $1.4 million and (iv) an increase in contract labor and recruitment costs of $1.2 million for the nine months ended September 30, 2022. These unfavorable variances were offset, in part, by an increase in administrative allocations of $1.0 million.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Professional fees and other costs of litigation	$12,837	$14,130	$(1,293)
Insurance costs and recoveries, net	(389)	—	(389)
Litigation costs and related recoveries, net	$12,448	$14,130	$(1,682)

Professional fees and other costs associated with litigation decreased from $14.1 million for the nine months ended September 30, 2021 to $12.8 million for the nine months ended September 30, 2022, a decrease of $1.3 million. This decrease was primarily due to timing of trial costs. During the nine months ended September 30, 2022, we have incurred costs related to the upcoming November 29, 2022 trial related to Rimini II. During the nine months ended September 30, 2021, we incurred costs related to the September 2021 hearing related to the contempt of the permanent injunction as well as discovery work on the Rimini II litigation.

Insurance costs and related recoveries, net increased from no activity for the nine months ended September 30, 2021 to a net benefit of $0.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, we received insurance proceeds of $0.4 million related to our litigation costs incurred. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II.

    Interest expense. Interest expense increased from $0.7 million for the nine months ended September 30, 2021 to $3.0 million for the nine months ended September 30, 2022, an increase of $2.2 million. Interest expense increased primarily due to us entering into a five-year Credit Facility for $90 million on July 20, 2021 as well as increase in the LIBOR rate during the nine months ended September 30, 2022. In addition, we incurred $0.2 million of interest costs related to payments associated with our interest rate swap, which was entered into on May 18, 2022.

Loss on change in fair value of redeemable warrants. Loss on change in fair value of redeemable warrants amounted to a loss of $3.0 million for the nine months ended September 30, 2021 as the fair value per warrant changed from $0.35 per warrant as of December 31, 2020 to $0.85 per warrant as of September 30, 2021. On October 29, 2021, the GP Sponsor Private Placement Warrants were sold by the original holder to unaffiliated parties. As a result, the GP Sponsor Private Placement

Warrants were determined to be no longer treated as a liability. Hence, there is no longer any mark to market activity recorded for each period related to these warrants. The GP Sponsor Private Placement Warrants expired unexercised on October 10, 2022.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the nine months ended September 30, 2022, net other expenses of approximately $2.7 million was comprised primarily of foreign exchange losses of approximately $2.4 million. For the nine months ended September 30, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate. These transactions are designated in foreign currencies and impacted us unfavorably during the nine months ended September 30, 2022. For the nine months ended September 30, 2021, net other expense of $0.9 million, which was also comprised primarily of foreign exchange losses of approximately $0.7 million.

    Income tax expense. We had income tax expense of $4.2 million for the nine months ended September 30, 2021 compared to $5.2 million for the nine months ended September 30, 2022. At the end of fiscal year 2021, we determined that it was more likely than not that we could benefit from our deferred tax assets based on all of the available evidence, resulting in a significant reduction in our valuation allowance. For the nine months ended September 30, 2022, our United States operations were subject to income taxes, which is the primary reason for the increase in income tax expense. For the nine months ended September 30, 2021, our income taxes were primarily attributable to income taxes on our foreign operations and foreign withholding taxes.

Liquidity and Capital Resources

Overview

    As of September 30, 2022, we had a working capital deficit of $61.6 million and an accumulated deficit of $223.0 million. For the three months ended September 30, 2022, we had a net loss of $0.4 million. As of September 30, 2022, we had available cash, cash equivalents and restricted cash of $119.0 million and short-term investments of $11.1 million.

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

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $212.1 million that is included in current liabilities as of September 30, 2022. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 39% of the related deferred revenue based on our gross profit percentage of 61% for the three months ended September 30, 2022.

    For the next year, assuming that our operations are not significantly impacted by any lingering effects of the COVID-19 pandemic, rising inflation, interest rate increases or other global economic uncertainties, we believe that cash, cash equivalents and restricted cash of $119.0 million as of September 30, 2022, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations. Our future capital requirements depend on many factors, including any lingering impact of the COVID-19 pandemic, client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. Alternatively, we may also consider reducing amounts outstanding under our Credit Facility to minimize our exposure to rising interest rates. If interest rates continue to increase as expected and adverse economic changes occur, we may not be able to access credit on terms favorable to us, impacting our ability to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

    For the nine months ended September 30, 2022, we generated cash flows from our operating activities of approximately $36.8 million, which was derived from our cash earnings of approximately $18.5 million and by favorable changes in operating assets and liabilities of approximately $18.2 million. We believe that our operating cash flows for the year ending December 31, 2022 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$36,757	$47,814
Investing activities	(14,292)	(1,455)
Financing activities	(12,412)	(25,990)

The effect of foreign currency translation was unfavorable by $11.1 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively, due to unfavorable foreign exchange impacts related to foreign cash. For the nine months ended September 30, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate. The strengthening of the U.S. dollar reduced the reported amount of our foreign-denominated cash and cash equivalents which are translated into U.S. dollars and reported in our Unaudited Condensed Consolidated Financial Statements for the nine months ended and as of September 30, 2022.

Cash Flows Provided by Operating Activities

    A key component of our business model requires that clients typically prepay us annually for the services which we will provide over the following year or longer. As a result, we typically collect cash in advance of the date when the vast majority of the related services are provided. The key components in the calculation of our cash provided by operating activities, are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net income	$2,792	$5,162
Non-cash expenses, net	15,719	17,114
Changes in operating assets and liabilities, net	18,246	25,538
Net cash provided by operating activities	$36,757	$47,814

    For the nine months ended September 30, 2022, cash flows provided by operating activities amounted to approximately $36.8 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2022, included net income of $2.8 million, as adjusted for non-cash and non-operating expenses totaling $15.7 million and favorable changes in operating assets and liabilities of $18.2 million, resulting in net cash provided by operating activities of $36.8 million.

For the nine months ended September 30, 2022, the non-cash expenses, net consisted primarily of stock-based compensation expense of $8.7 million, amortization and accretion related to operating lease right of use ("ROU") assets of $4.1 million, depreciation and amortization expense of $1.9 million and accretion, amortization of debt discount and issuance costs of $0.7 million and deferred income taxes of $0.3 million. For the nine months ended September 30, 2022, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $75.1 million and accounts payable of $2.7 million. These favorable cash sources were offset by unfavorable changes to deferred revenue of $46.9 million, prepaid expenses, deposits and other of $6.4 million, accrued liabilities of $3.8 million and deferred contract costs of $2.4 million.

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

For the nine months ended September 30, 2021, the non-cash expenses, net consisted primarily of a loss on change in fair value of redeemable warrants of $3.0 million, stock-based compensation expense of $7.1 million, amortization and accretion related to operating lease ROU assets of $4.6 million, depreciation and amortization expense of $1.8 million, and an impairment charge related to operating lease ROU assets of $0.4 million. For the nine months ended September 30, 2021, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $41.0 million and accounts payable of $5.6 million. These favorable cash sources were offset by unfavorable changes to deferred revenue of $11.1 million, prepaid expenses, deposits and other of $4.3 million, accrued liabilities of $3.9 million, and deferred contract costs of $1.8 million.

Cash Flows Used in Investing Activities

    Cash used in investing activities was primarily driven by investment purchases and capital expenditures for leasehold improvements and computer equipment. Cash used in investing activities totaled $14.3 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

    For the nine months ended September 30, 2022, cash used in investing activities of $14.3 million consisted of investment purchases of $11.1 million and capital expenditures of $3.1 million. The capital expenditures consisted of $2.1 million primarily for new computer equipment and capitalized development costs for a new payroll system in our U.S. entity and $1.0 million for computer equipment at our foreign locations, primarily in India of $0.5 million and in Brazil of $0.3 million.

For the nine months ended September 30, 2021, capital expenditures of $1.5 million consisted of $0.6 million primarily for new computer equipment in our U.S. facilities and $0.9 million for computer equipment at our foreign locations, primarily in India with $0.4 million.

Cash Flows from Financing Activities

    For the nine months ended September 30, 2022, cash utilized in financing activities of $12.4 million was attributable to principal payments related to the Credit Facility of $8.4 million, payments to repurchase shares of Common Stock totaling $4.7 million, and capital lease payments of $0.2 million. These cash uses were offset by proceeds of $1.0 million received from stock option exercises.

For the nine months ended September 30, 2021, cash utilized in financing activities of $26.0 million was attributable to payments to repurchase shares of Series A Preferred Stock totaling $156.8 million, which included $87.8 million in July 2021, $60.0 million in April 2021 and $9.0 million in January 2021; recurring dividend payments, totaling $9.7 million and make-whole dividend payments of $2.9 million; payments related to debt issuance costs of $4.0 million; payments for professional fees associated with our March 2021 Offering of $1.3 million; principal payment related to the Credit Facility of $1.1 million; payments of $1.1 million related to treasury stock and capital lease payments of $0.3 million. These cash uses were offset by proceeds of $89.3 million from the new Credit Facility, proceeds of $57.0 million generated from the March 2021 Offering and proceeds of $5.0 million received from stock option exercises.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of September 30, 2022, we had cash and cash equivalents of $49.6 million held by our foreign subsidiaries.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended September 30, 2022 and 2021, we generated approximately 48% and 47% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the three months ended September 30, 2022, we did experience a significant change in foreign currency exchange rates applicable to our business that had a material impact on our Unaudited Condensed Consolidated Financial Statements due to the strengthening of the U.S. dollar against the majority of our foreign currencies. Our international operations have provided and are expected to continue to provide a portion of our consolidated revenues and expenses, which are reported in U.S. dollars in our Unaudited Condensed Consolidated Financial Statements. Therefore, our Unaudited

Condensed Consolidated Financial Statements are affected and will continue to be affected by changes in the U.S. dollar against major foreign currencies. Fluctuations in foreign currencies impact the amount of total assets, liabilities, earnings and cash flows that we report for each reporting period and as of each reporting period end.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which bears interest at LIBOR plus a margin. ranging from 1.75% to 2.50%. Accordingly, we are exposed to market risk due to variable interest rates based on LIBOR. As of September 30, 2022, we had $79.4 million outstanding debt under the Credit Facility. As of this date, a hypothetical adverse change of 100 basis points in LIBOR would have resulted in an increase of approximately $0.8 million in annual interest expense. On May 18, 2022, we entered into an interest rate swap for a notional value of $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 12 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.

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

    In connection with the preparation of this Report, as of September 30, 2022, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business, Operations and Industry
•Since 2010, we have been involved in continuing litigation with Oracle. An adverse outcome in the litigation could result in the payment of substantial attorneys’ fees and/or costs and/or an injunction against certain of our business practices.
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
•The price of our Common Stock may be volatile.
•Any issuance of Common Stock upon the exercise of remaining warrants will cause dilution to existing stockholders and may depress the market price of our Common Stock.
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

Risks Related to Our Business, Operations and Industry

Risks Related to Litigation

We and our Chief Executive Officer have been involved in continuing litigation with Oracle since 2010. An adverse outcome in the ongoing litigation could result in the payment of substantial attorneys’ fees and/or costs and/or an injunction against certain of our business practices, which could have a material adverse effect on our business and financial results.

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

On February 7, 2022, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until our appeal is resolved. Briefing on our appeal has been completed, and the parties are currently working with the Court of Appeals to schedule oral argument on the appeal in early 2023. At this time, we believe that we are substantial compliance with the injunction and have complied with the order regarding the quarantining of certain computer files. As of September 30, 2022, we have accrued $6.9 million for an estimate related to reasonable attorneys’ fees and costs. Regarding our estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the injunction or if it has reason to believe we are not in compliance with the express terms of the injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the pendency of the injunction, alone, or the District Court’s January 12, 2022 order, could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot assure you that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.

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

During a status conference with the District Court on October 14, 2022, attorneys for Oracle confirmed that Oracle would withdraw all of its monetary damages claims against us in Rimini II and proceed with a bench trial instead of a jury trial for its claims for equitable relief. Further, in accordance with a Minute Order issued by the District Court on October 14, 2022, good cause appearing, the start date for the Rimini II trial was changed from November 2, 2022 to November 29, 2022 in Las Vegas.

As ordered by the District Court, on October 21, 2022, the parties filed a stipulation to dismiss with prejudice the Rimini II claims affected by Oracle’s decision, including all of Oracle’s monetary damages claims against us and Mr. Ravin. On October 24, 2022, the District Court entered an order granting the Stipulation, dismissing with prejudice Oracle’s claims in Rimini II “for monetary relief of any kind under any legal theory [,] including but not limited to claims for damages, restitution, unjust enrichment, and engorgement [ . . . ].” In addition, Oracle’s claims for breach of contract, inducing breach of contract and an accounting were dismissed with prejudice. Per the Stipulation, the parties have each reserved the right to seek attorneys’ fees and/or costs to the extent permissible by law.

Prior to the date of the District Court’s order granting the Stipulation, no damages of any kind were awarded by the District Court in Rimini II. Whether to award any attorneys’ fees and/or costs will be a decision for the District Court. We reserve all rights, including appellate rights, with respect to the District Court’s rulings and findings in Rimini II.

We could be required to pay substantial attorneys’ fees and/or costs in connection with litigation relating to our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial attorneys’ fees and/or costs to Oracle or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. If we default in our payment obligations under the Credit Facility and the indebtedness under the Credit Facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full, and we could be forced into bankruptcy or liquidation.

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be rulings by the District Court in Rimini II, the District Court in the contempt proceedings, and the Court of Appeals in both the contempt proceedings and in Rimini II in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigations. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may decline. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

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

In Rimini II, Oracle filed counterclaims relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the nine months ended September 30, 2022, approximately 63% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 9% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to litigation and support services for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt proceeding result in a final order holding us in contempt, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are self-insured for any costs related to any current or future intellectual property litigation, although we maintain and have tendered our errors and omissions insurance coverage for the wrongful acts alleged in Oracle’s contempt proceeding in order to seek determinations of a duty to defend. We obtained a determination of a duty to defend with respect to our primary errors and omission insurance carrier and have sought a determination of a duty to defend by our excess errors and omissions insurance carriers. We cannot provide assurances that we will prevail on this claim or any other similar claims that we may tender in the future.

While we currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with liquidity to cover attorneys’ fees and related costs, such as travel, hotels, and consultants, associated ongoing litigation with Oracle, we cannot assure our liquidity will be sufficient.

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

At the beginning of the COVID-19 pandemic, we established work-at-home arrangements for most of our employees, placed restrictions on non-essential business travel and implemented a no in-person event marketing strategy and a partially remote sales model. While we now permit some travel and in-person marketing, sales and employee appreciation events in accordance with applicable regional guidance, we believe that many of our clients are continuing to maintain or partially maintain selected COVID-19-related precautionary measures and will continue to do so. These precautionary measures could impact our clients’ and potential clients’ ability or willingness to participate in our sales, marketing and client success efforts, which could adversely affect our business, financial condition and results of operations. Further, there is still some remaining uncertainty around any lingering impacts of the pandemic on the global economy and consumer confidence. While some of our offices have re-opened to verified vaccinated employees and guests, our offices will not fully re-open until local authorities permit us to, and our own criteria and conditions to ensure employee health and safety are satisfied. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions, which may delay prospective clients’ decisions regarding engaging our services, impair the ability of our current clients to make timely payments to us, cause our current clients to ask for payment concessions or discounts, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed.

We are unable to accurately predict any future impact of the COVID-19 pandemic due to various uncertainties, including the duration and scope of new variants and surges, particularly if virus variants result in additional outbreaks, and actions that may be taken by governmental authorities to contain the virus in the future. We closely monitor any remaining impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results may be affected will largely depend on future developments which cannot be accurately predicted and are uncertain, but any lingering impacts of the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods, and any global macroeconomic effects of the pandemic may persist for an indefinite period. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Refer to the section titled “Impact of the COVID-19 Pandemic and Current Economic Conditions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report for additional information.

Economic uncertainties, changes in economic conditions, including rising inflation, or downturns in the general economy or the industries in which our clients operate, may result in increased costs of operations, could disproportionately affect the demand for our products and services and could negatively impact our results of operations.

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation (including hyperinflation), other economic challenges and possible recession will be exacerbated for an extended period. Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, fiscal and monetary policy adopted during the COVID-19 pandemic and continued strong consumer demand as economies reopen from restrictions related to the pandemic. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including Brexit, changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, governmental and multinational organizations’ responses to the COVID-19 pandemic and geopolitical developments and uncertainty in the European Union and elsewhere, such as the current conflict between Russia and Ukraine, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

We recorded a net loss of $0.4 million for the three months ended September 30, 2022, and we had an accumulated deficit of $223.0 million as of September 30, 2022. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

Our clients have no obligation to renew their product or service subscription agreements with us after the expiration of a non-cancelable agreement term. In addition, the majority of our multi-year, non-cancelable client agreements are not pre-paid other than the first year of the non-cancelable service period. We may not accurately predict retention rates for our clients. Our retention rates may decline or fluctuate as a result of a number of factors, including our clients’ decision to license a new product or release from an enterprise software vendor, our clients’ decision to move to another enterprise software vendor, product or release for which we do not offer products or services, any remaining impact of the COVID-19 pandemic and global economic conditions, including rising inflation and interest rates, on our clients’ businesses, client satisfaction with our products and services, the acquisition of our clients by other companies, and clients going out of business. If our clients do not renew their agreements for our products and services or if our clients decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services.

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

Our revenue grew from $95.6 million for the three months ended September 30, 2021 to $101.9 million for the three months ended September 30, 2022, representing a period over period increase of 7%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

Furthermore, to execute our business strategy, we must attract and retain highly qualified personnel, including sales personnel. Our ability to increase our client base and achieve broader market acceptance of our services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force globally. We are experiencing a very competitive recruiting environment, creating difficulty in hiring and retaining sufficient numbers of highly skilled sales personnel and other employees with appropriate qualifications. In particular, we have experienced extreme hiring competition in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and the other countries in which we operate. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel (including restrictions implemented during a pandemic or similar circumstance), immigration, or the availability of work visas. Many companies with which we compete for experienced personnel have greater resources and less stock price volatility than we do. In making employment decisions, job candidates often consider the value of the equity incentives they are to receive in connection with their employment. If the price of our stock continues to experience significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required management, sales, marketing and support services personnel to profitably grow our business. If we fail to attract highly qualified new sales and other personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $45.2 million for the three months ended September 30, 2021 to $48.5 million for the three months ended September 30, 2022, an increase of $3.3 million or 7%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

As an expanding global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation and related to jurisdictions where we have operations, customers, or where we conduct marketing, and such laws may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation (“GDPR”) in the European Union (“EU”), creates a broad range of requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We are also subject to certain requirements in other international jurisdictions with or developing strong privacy legislation, as well as expanding U.S. state law, including the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Virginia Consumer Data Protection Act of 2021 (effective Jan 1, 2023), the Colorado Consumer Privacy Act of 2021 (effective July 1, 2023), as well as privacy legislation in other states, including Nevada, each of which add to the range of privacy-related compliance requirements. We generally comply with industry standards and strive to comply with all applicable legal obligations relating to privacy and data protection, but it is possible that these laws and other legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices or may be mandated at a pace that exceeds our ability to comply. Compliance with such requirements may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, with potential consequences such as fines and other expenses related to such governmental actions, an order requiring that we change our data practices or business practices, and could cause our clients to lose trust in us, any of which could have an adverse effect on our business.

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

We previously took advantage of certain exemptions from reporting and disclosure requirements available to smaller reporting companies that are also accelerated filers within the meaning of the Securities Act that will no longer be available in future years.

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

On September 30, 2022, our outstanding indebtedness under the Credit Facility and finance leases totaled $79.9 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of September 30, 2022, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

As a result of market interest rate fluctuations, interest rates under our Credit Facility or other variable rate indebtedness we may incur in the future could be higher or lower than current levels. As interest rates increase, our debt service obligations under our Credit Facility may increase even though the amounts borrowed remain the same, and our net income (loss) and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, a transition away from LIBOR as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Credit Facility. In July 2017, the Financial Conduct Authority of the U.K. announced that it plans to phase out LIBOR by the end of calendar year 2021. On March 5, 2021, however, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of all settings of non-U.S. dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after September 30, 2023. While we expect LIBOR to be available in substantially its current form until at least the end of September 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative base rate will be accelerated and magnified. Our borrowing arrangements provide for alternative base rates, but such alternative base rates may or may not be related to LIBOR, and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness or impact our ability to refinance some or all of our existing indebtedness, or otherwise have a material adverse impact on our business, financial condition and results of operations.

Our stock repurchase program could affect the price of our Common Stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Common Stock.

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the three months ended September 30, 2022, we acquired 0.2 million shares of Common Stock on the open market at a cost of $1.0 million. Upon completion of this repurchase, these shares of Common Stock were retired. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

The price of our Common Stock may be volatile, and any issuance of Common Stock upon the exercise of remaining warrants will dilute existing stockholders and may depress the market price of our Common Stock.

The price of our Common Stock may fluctuate due to various factors enumerated in this Risk Factors section and elsewhere in this Report. Additional factors impacting the price of our Common Stock could include:

•the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•any delisting of our Common Stock from Nasdaq Global Market due to any failure to meet listing requirements; and
•the general state of securities markets.

These factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Additionally, we have registered for resale the shares of Common Stock of certain of our significant holders of our Common Stock, including Adams Street Partners, LLC. Any sale of large amounts of our Common Stock on the open market or in privately negotiated transactions could have the effect of increasing the volatility in the price of our Common Stock or putting significant downward pressure on the price of our Common Stock. Also, the issuance of Common Stock upon exercise of warrants that remain outstanding and exercisable may result in immediate and substantial dilution to the equity interests of our existing common stockholders and might result in dilution in the tangible net book value of a share of Common Stock, depending upon the price on which the additional shares are issued. We may also seek to engage in further capital optimization transactions in the future, the result of which could trigger some dilution or have other impacts on the market price of our Common Stock and not achieve an improved capital structure. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our Common Stock to decline or require us to issue shares at a price that is lower than that paid by holders of our Common Stock in the past, which would result in those newly issued shares being dilutive.

Certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock outstanding as of September 30, 2022, two of our stockholders have aggregate voting power of 39.8% of our outstanding capital stock. As of September 30, 2022, (i) approximately 26.7% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 13.1% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 42.2% as of September 30, 2022.

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

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of an online attack, earthquake, fire, terrorist attack, geopolitical instability including the ongoing conflict between Russia and Ukraine, war, power loss, telecommunications failure, extreme weather conditions (such as hurricanes, wildfires or floods) or other catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, loss of critical data or could prevent us from providing our products and services to our clients. In addition, several of our employee groups reside in areas particularly susceptible to earthquakes, such as the San Francisco Bay Area and Japan, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems, or otherwise continue to provide our services to our clients. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems could affect our ability to conduct normal business operations and adversely affect our business, financial condition and results of operations. Additionally, the emergence or spread of a pandemic or other widespread health emergency (or concerns over and response to the possibility of such an emergency), including any lingering impacts of the COVID-19 pandemic, that causes any of our employee groups to become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental or client corporate restrictions, or causes our clients to have ill or logistically restricted workforces, or who choose to cease or delay meetings with us or decisions regarding engaging our services could adversely affect our business, financial condition and results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 28, 2022, the Board of Directors authorized an increase to its previously announced common stock repurchase program approved on February 27, 2022 to increase the value of the securities that could be acquired by us from up to

$15.0 million over two years to up to $50.0 million over the next four years, subject to continuing compliance with the Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

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

The following table sets forth the monthly acquisitions of our Common Stock that occurred during the three months ended September 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased (2)
July 1-31, 2022	—	$—	—	$46,252,000
August 1-31, 2022	100,000	$5.09	100,000	$45,743,000
September 1-30, 2022	100,000	$4.84	100,000	$45,260,000
Total	200,000		200,000

(1) Shares were repurchased under a $15 million stock repurchase program authorized by the Board of Directors on February 27, 2022, and subsequently, increased, by authorization of the Board of Directors, to an aggregate of $50 million stock repurchase program on May 28, 2022. No shares were purchased other than through publicly announced programs during the periods shown.

(2) Amounts in this column reflect amounts remaining under the applicable $50 million (August and September 2022) stock repurchase program referenced above.

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

RIMINI STREET, INC.

Date: November 2, 2022	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2022	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)