Form 10-K
period 2022-12-31
Rimini Street, Inc.
filed 2023-03-01
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2022, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $223,777,000 based on the last reported sales price of $6.01 as quoted on the Nasdaq Global Market on such date.
The registrant had approximately 88,806,000 shares of its $0.0001 par value Common Stock outstanding as of February 27, 2023.
Documents incorporated by reference
The Registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2023 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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
•expectations of client savings relative to use of other providers;
•the occurrence of catastrophic events, including terrorism and geopolitical actions specific to an international region, that may disrupt our business or that of our current and prospective clients;
•our ability to maintain an adequate rate of revenue growth;
•our ability to maintain sufficient cash flow and capital or raise additional capital necessary to fund our operations and invest in new services and products;
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
•our ability to expand our leadership position in independent enterprise software support and to sell our application management services (“AMS”) and Rimini ONE™ integrated services;
•our ability to attract and retain clients and our ability to further penetrate our existing client base;
•any future actions taken by governmental authorities, clients or others in response to any lingering impacts of the COVID-19 pandemic;
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
•costs associated with defending intellectual property infringement and other claims, such as those claims discussed under “Legal Proceedings” in Part I, Item 3 of this Report and our expectations with respect to such litigation;
•economic and industry trends or trend analysis;
•our ability to prevent unauthorized access to our information technology systems and other cybersecurity threats, protect the confidential information of our employees and clients and comply with privacy and data protection regulations;
•the amount and timing of repurchases, if any, under our stock repurchase program and our ability to enhance stockholder value through such program or any other actions to provide value to stockholders;
•the attraction and retention of additional qualified personnel, including sales personnel, and the retention of key personnel;
-ii-

•future acquisitions of or investments in complementary companies, products, subscriptions or technologies;
•uncertainty from the discontinuance of LIBOR and the transition to SOFR or other interest rate benchmarks;
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

Trademarks and Trade Names

“Rimini Street” is a registered trademark of Rimini Street, Inc. in the United States and other countries, and Rimini Street, the Rimini Street logo, and combinations thereof, and other marks marked by TM are trademarks of Rimini Street, Inc. We have utilized the ® and ™ symbols the first time each brand appears in this Report. All other trademarks and trade names remain the property of their respective owners, and unless otherwise specified, Rimini Street claims no affiliation, endorsement, or association with any such trademark holder or other companies referenced herein
-iii-

PART I
Item 1.    Business

Business Overview

Rimini Street, Inc. and its subsidiaries (referred to as “Rimini Street”, the “Company”, “we” and “us”) are global providers of end-to-end enterprise software support, products and services. The Company offers a comprehensive family of unified solutions to run, manage, support, customize, configure, connect, protect, monitor, and optimize clients’ enterprise application, database, and technology software platforms.

Rimini Street, Inc. was formed in the State of Nevada in 2005 (“RSI” or “predecessor”) and, through a merger in 2017 with a public company, became Rimini Street, Inc., a Delaware corporation, trading on the Nasdaq Global Market under the ticker symbol “RMNI.”

We founded Rimini Street to disrupt and redefine the enterprise software support market by developing and delivering innovative new solutions that filled a then-unmet need in the enterprise software market. We became and remain the leading independent software support provider for Oracle and SAP products based on both the number of active clients supported and recognition by industry analyst firms.

Over the years, as our reputation for technical capability, value, innovation, responsiveness and trusted reliability grew, clients and prospects began asking us to expand the scope of our support, product and service offerings to meet other current and evolving needs and opportunities related to their enterprise software. We also heard from prospects and clients that their goals include reducing the number of IT vendors to more manageable numbers from a governance perspective, with a desire to select vendors who can provide a wider scope of IT services and become true trusted partners.

To meet the needs of our clients and prospects and to service what we believe is a significantly expanded addressable market opportunity, we designed, developed and are now delivering a new, expanded solutions portfolio (our “Solutions Portfolio”) for a wider array of enterprise software – including an expanded list of supported software; managed services for Oracle, SAP, IBM, Salesforce and open-source database software; and new solutions for security, interoperability, observability and consulting. We also now offer an integrated package of our services as Rimini ONE™, a unique end-to-end, “turnkey” outsourcing option for Oracle and SAP landscapes designed to optimize our clients’ existing technologies with a minimum of 15 extended years of operating lifespan and enable our clients to focus their IT talent and budget on potentially higher-value, innovative projects that will support competitive advantage and growth.

Rimini Street Solutions Portfolio

The Smart Path to achieving your organization's goals and the expertise to get you there

Rimini ONE™ END-TO-END ENTERPRISE SOFTWARE SUPPORT, PRODUCTS, AND SERVICES

Select Software Supported

ORACLE

SAP

salesforce PARTNER

Microsoft

IBM

PostgreSQL

MariaDB

MySQL

mongoDB

Rimini Support™ — Enterprise software support

Applications, databases, and technology	Custom code support	Tax, legal, and regulatory updates	Functional support	Performance support
Security cases	Interoperability cases	Named Primary Support Engineer (PSE)	PSEs average 20+ years of experience	24/7/365 follow-the-sun

Rimini Manage™ — Run, manage, and optimize software operations

Applications, databases, and technology	Unlimited incidents, service requests, and admin tasks	Continuous monitoring	Zero-day security	Enhancements

Rimini Protect™ — Security Solutions

Zero-day threat protection	Applications, middleware, and databases	Vulnerability analysis reports	Compliance and strategic guidance

Rimini Connect™ — Interoperability Solutions

Compatibility and integrations	Browsers	Operating systems	Email	Application freedom

Rimini Watch™ — Monitoring Solutions

Technical monitors	Performance monitors	Business process monitors	Change management

Rimini Consult™ — Evolve and transform IT

- Strategic roadmaps
- Composable ERP
- ERP modernization
- Custom solutions
- Cloud migrations
- Database migrations
- Security assessments
- Rimini solution implementations
- Licensing advisory
- Health checks
- Skills augmentation

Unlimited Model | **Single Provider** | **Industry-Leading SLAs**

License Models: Perpetual | SaaS | Open Source

Deployment Models: Local | Hybrid | Cloud

Rimini ONE™ is our service program designed to offer a comprehensive set of unified, integrated services to run, manage, support, customize, configure, connect, protect, monitor, and optimize our clients’ application, database, and technology enterprise software. We believe Rimini ONE will provide clients with a comprehensive, unified “turnkey” service solution that can completely outsource their entire application, database, and technology infrastructure – all at a competitive, predictable cost and delivered by ONE trusted partner.

Rimini Support™ is our award-winning, mission-critical support for Oracle, SAP, proprietary and open-source database, and technology software – delivered 24x7x365 with service level agreements (“SLAs”) providing 10-minute guaranteed support time. We extended the global availability of our award-winning, mission-critical, 24x7x365 support services beyond proprietary databases to leading open-source database platforms, including, but not limited to, MySQL, MariaDB, PostgreSQL, and MongoDB.

Rimini Manage™ is our suite of managed services for application and database software (known in the industry as application management services “AMS”) delivered by highly-skilled engineers, featuring unlimited service ticket requests and industry-leading SLAs that we believe can resolve IT staffing/skill shortages and provide smoother system operations at optimized cost. Rimini Manage permits us to “run” our clients’ systems for them day-to-day with an integrated application management and support services solution provided by a single trusted vendor.

Rimini Protect™ is our suite of innovative managed security solutions for applications, databases and technology infrastructure that is designed to be able to block newly identified attack vectors in minutes without any code changes to the software being protected; providing clients the ability to quickly protect their systems and data rather than risk remaining exposed potentially for weeks, months, or longer waiting for a solution from what we believe are dated, traditional vendor patching models that are typically not as responsive. As a pivotal part of a “defense-in-depth strategy,” Rimini Protect operates in conjunction with a client’s current security solutions and capabilities, while enhancing and strengthening the protection of the application stack. Utilizing advanced, real-time, active security controls, Rimini Protect is designed to monitor, remediate, and secure malicious application stack activity including the attempted exploitation of known and unknown vulnerabilities.

Rimini Connect™ is our suite of managed interoperability solutions for browsers, operating systems, and email systems that we believe can enable continued utilization of and integration with existing software and infrastructure without the need for expensive system and software upgrades and migrations. For example, our patented Rimini Connect for Browsers allows certain new browsers that are incompatible with HTML messaging being sent by some applications to connect to those applications using our “universal translator.” In addition, Rimini Connect for OS supports new versions of operating systems that may be uncertified or incompatible for use with a particular software application version or release. The Rimini Connect for Email solution supports multiple new authentication and email protocols designed to promote seamless integration with existing email systems.

Rimini Watch™ is our suite of observability solutions that include monitoring and system health check solutions designed to monitor the performance and execution of thousands of processes continuously 24x7x365 and identify potential issues before they happen so system downtime and impacts can be avoided. With Rimini Watch, we believe our clients will benefit from the predictability and confidence that their critical business applications are continuously monitored and will stay up and running, that problem resolution will be reduced through root cause analysis and that changes will be managed and documented.

Rimini Consult™ is our suite of professional services available for clients’ enterprise software customization, configuration, implementation, integration, interoperability, migration, staff augmentation and other project needs and delivered by experienced professionals. Rimini Consult also provides specialized advisory services, software resources planning, development services and technology and application roadmap planning designed to help clients successfully complete digital transformation and other innovation initiatives.

As of December 31, 2022, we employed over 1,920 professionals and supported 3,020 active clients globally, including 75 Fortune 500 companies and 17 Fortune Global 100 companies, across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and currently have wholly-owned subsidiaries in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, Canada, the United Kingdom and the United States.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $409.7 million, $374.4 million and $326.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, representing a year-over-year increase of 9% and 15% for 2022 and 2021, respectively. We have a history of losses, and as of December 31, 2022, we had an accumulated deficit of $228.3 million. We recorded a net loss of $2.5 million for the year ended December 31, 2022 and we recorded net income of $75.2 million and $11.6 million for the years ended December 31, 2021 and 2020, respectively. We generated approximately 53%, 53% and 59% of our revenue in the United States and approximately 47%, 47% and 41% of our revenue from our international business for the years ended December 31, 2022, 2021 and 2020, respectively.

Our Industry

We compete in the global IT services market for enterprise software support, products and services. We believe several major trends are shaping the IT services and support industry, impacting the manner in which businesses engage with service providers and creating significant sales and service needs that Rimini Street’s Solutions Portfolio can fulfill.

Growth in hybrid IT environments

Today, we believe many organizations are defining business-driven roadmaps that better enable competitive advantage and growth by combining different software under perpetual, subscription and open-source licenses into an integrated business platform that is deployed across their own systems and cloud providers, commonly referred to as “hybrid IT” environments. We also believe that for many of these organizations, the cost of operating and supporting their hybrid IT environments consumes too many financial and labor resources, potentially preventing the strategic investment that is needed to compete effectively, grow revenue and improve margins.

We believe that most IT organizations operate, manage, and support hybrid, multivendor IT environments. Hybrid IT is presented in a variety of ways including cloud and locally hosted hybrid IT, hybrid licensing, hybrid support, or a hybrid IT strategy. As a result, IT services have become more complex. Most enterprises still organize service and support around products and vendors, yet the complexity of a hybrid environment can put enterprises at risk of overwhelming their existing IT service model’s ability to deliver high-quality, timely results. For example, multiple service levels that span cloud vendors and partners could mean longer service times in a vendor-based support model. Another example is the challenge of strategic solutioning across vendors that each have their own roadmaps and evolution timelines.

Success with a hybrid IT environment can be achieved with a unified approach to services. We believe that businesses can address the complexity of a hybrid IT environment by consolidating services and support with a limited number of service-providers. This IT service modernization strategy leverages simplicity to help improve service quality, scalability, and delivery speed. It also positions IT to be more strategic and helps improve business outcomes.

To meet this need, we believe that IT service providers must be able to expand their offerings and thereby limit the disruption that can occur when multiple vendors and partners are involved in operating, managing, and supporting the technology portfolio. Scaling digital solutions successfully, for example, depends on the ability to make seamless service and support handoffs between services. When multiple IT service providers do work together, they must minimize accountability issues that can occur with multiple vendors when using a hybrid IT model.

The desire for business-control in IT roadmaps

We believe enterprise software vendors have historically been the primary providers of software support services for their products, enabling such vendors to dictate which products and releases are supported and for how long, the scope of support services offered, service levels, terms and pricing. We also believe the lack of credible competitors of any scale other than the enterprise software vendors left software licensees with little choice but to agree to the software vendors’ terms of service, or risk potential tax, legal and regulatory non-compliance or failures of critical systems that require knowledge and skill sets beyond a licensee’s own abilities to resolve. Some software vendor support customers may be required to perform expensive and disruptive upgrades to newer product releases - even if they find no business value in doing so - just to remain eligible to receive full support.

We believe enterprises are steadily increasing their use of open-source databases, which have now surpassed commercial databases in popularity according to DB-Engines, in order to save on license and support costs, speed time to results, and avoid complex license compliance issues. We believe there is a gap in open-source database support sufficient and reliable enough for enterprises. Trial-and-error self-support and open-source community support are generally insufficient to allow IT organizations to meet service-level requirements of business applications or to bring non-production workloads under their administration. We further believe enterprises seek help in navigating how to migrate parts of their enterprise software portfolio to open-source software and in supporting the resulting hybrid environment.

We believe that application management services (AMS) for enterprise software is a large market with significant unmet needs in client satisfaction and value. Traditional AMS providers compete on price, but the traditional AMS model is broken with a focus on a “land and expand” model based on initially cheaper, less-skilled workers that frequently leads to higher costs, poor client satisfaction and potential degradation in service over time. Providers may under-bid contracts with the goal to grow revenue through scope expansion by adding hours to open tickets or selling new project work. These lower-cost AMS support models seem cost-effective, but their contractual structures can both enable and incent traditional AMS providers to maximize their own revenue at their clients’ expense by “addressing” issues (sometimes neither quickly nor efficiently), but not necessarily resolving them or their root causes. In addition, traditional AMS offerings are often disparate and separate from software vendor support, with inherent inefficiencies and gaps that further limit responsiveness, root cause analysis and business value.

We believe that businesses are pursuing and adopting new, next-generation enterprise resource planning (“ERP”) system strategies, architectures and technologies referred to collectively as “composable ERP” by leading industry analysts. We believe composable ERP can provide organizations with greater systems flexibility and business agility to respond and meet current and future needs. We believe we are helping clients achieve the business benefits of composable ERP with a unique Rimini Street Smart Path™ solution that leverages their current ERP system investment as the foundation for a modern composable ERP architecture that is designed to enable the seamless integration of new software components and capabilities from a variety of software vendors. In a composable ERP strategy, we believe that businesses can take advantage of a modular functionality approach by selecting a mix of best-of-breed vendors, products and technologies to achieve their strategic, financial and operational goals - instead of being confined to the architecture, technology, products and capabilities of a single ERP software vendor like SAP or Oracle.

Traditional IT service offerings not meeting full and evolving client needs

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe ERP, customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software platforms have become increasingly important in the operation of mission-critical business processes over the last 30 years, and also that the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business.

In a traditional licensing model, the customer typically procures a perpetual software license and pays for the license in a single upfront fee (“perpetual license”), and base software support services can be optionally procured from the software vendor for an annual fee that is typically 20-23% of the total cost of the software license. In a newer subscription-based licensing model, such as software as a service (“SaaS”), the customer generally pays as it goes for the usage of the software on a monthly or annual basis (“subscription license”). Under a subscription license, the product license and a base level of software support are generally bundled together as a single purchase, and the base level of software support is not procured separately nor is it an optional purchase.

The result is recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2022, SAP reported that support revenue represented approximately 39% of its total revenue and, for fiscal year 2022, Oracle reported a margin of 83% for cloud services and license support.

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

For all these reasons and others, we believe the software products and services historically offered by software vendors, such as IBM, Microsoft, Oracle and SAP, do not meet the full and evolving needs of their customers across perpetual, subscription and open-source software, and are often more costly than alternatives. We further believe that disparate AMS offerings from other managed service providers are disconnected from the needs of enterprises and promote incremental costs and inefficiencies. The product, service and cost gaps have created a significant market opportunity for our unique portfolio of solutions for software support and management to meet the underserved needs of enterprise software licensees at a value-driven price point.

 Our Solutions

Our subscription and fee-based software services offer enterprise software licensees a choice of solutions that replace or supplement the support products and services offered by enterprise software vendors for their products, as well as products and services offered by system integrators and other software service firms. We believe features, service levels, service breadth, technology and pricing differentiate our software products and services from our competitors. We also believe clients utilize our portfolio of software support products and services to facilitate achieving their strategic, operational, and financial objectives.

Our clients often first replace vendor support and leverage our comprehensive support for their licensed software and customizations, along with tax, legal, and regulatory updates for their specific applications and locales. A growing number of our clients then expand their service contracts with us, utilizing our application management services, database management services, security solutions, integration and interoperability capabilities, advanced strategic technology advisory services, and project-based professional services. By utilizing Rimini Street’s expanded portfolio of unified solutions, we believe our clients can achieve substantial cost savings; achieve better business outcomes; obtain support for their customized software that is not generally covered under the enterprise software vendor’s service offerings; enhance their software functionality, capabilities, and data usage; integrate and protect their systems and extend the life of their existing software releases and products.

Our products and services seek to enable our clients to keep their mission-critical systems operating smoothly and to remain in tax, legal and regulatory compliance; improve productivity; and better allocate limited budgets, labor and other resources to investments that potentially provide competitive advantage and support growth.

The following table summarizes and compares the software support features of our Rimini Support solution to what management believes in its experience are the typical features of competing support offerings from enterprise software vendors:

Base Software Support Feature	Rimini Street	Typical Enterprise Software Vendor
Annual Cost and Resource Savings Compared to the Software Vendor	•
Guaranteed 10-Minute Response Time 24x7 For Critical (Priority 1) Issues	•
Guaranteed Cadence of Case Update Communications for Open Cases	•
Named Primary Support Engineer (PSE) for Each Client	•
Issue Resolution and Software Bug Fixes	•	•
Support for Application Customizations	•
Operational, Installation, Configuration and Upgrade Support	•	•
Migration Support	•
Performance, Interoperability and Integration Support	•
Security Support (RSI - Security Advisory Services only)	•	•
Localization Support	•
New Features, Functions and Technical Releases	•	•
Tax, Legal and Regulatory Updates	•	•

Our current Rimini Support solution provides services for a broad range of enterprise software vendors, product families and product lines. In the future, we intend to expand our support services to additional software vendors and products to meet the growing and diverse needs of our clients. The table below sets out the vendors and products we currently support and/or could support in the future:

Supported Vendor or Product Category	Supported Software
SAP Applications	Business Suite, R/3, BusinessObjects, S/4HANA, SuccessFactors, Ariba, Hybris, SAP IBP, SAP Analytics, Governance Risk and Compliance, IS-Oil, IS-Retail, IS-Media, IS-Utilities, IS-Auto, IS-Mills
SAP Databases	HANA, ASE (Sybase), IQ, MaxDB, SQL Anywhere
Oracle Applications	E-Business Suite, PeopleSoft, JD Edwards - Enterprise One, JD Edwards – World, Siebel, Hyperion, Oracle Retail (Retek), Agile Product Lifecycle Management (PLM), ATG Web Commerce, Oracle Utilities, Financial Services Analytical Applications (OFSAA), Communications, Endeca, Demantra, Governance Risk and Compliance (GRC), Oracle Transportation Manager (OTM), Primavera, Oracle Global Knowledge Software Releases/ User Productivity Kit (UPK), Oracle Banking
Oracle Technology	Oracle's Application Integration Architecture Releases, GoldenGate, OBI and OBIEE, Essbase, Fusion Middleware, Identity Management, WebLogic, WebCenter, SOA Suite, Oracle Data Integrator (ODI)
Oracle Databases	Oracle Database
Microsoft Databases	SQL Server
IBM Databases	Db2
Open-Source Databases	PostgreSQL, MySQL, MongoDB, MariaDB
Salesforce	Service Cloud, Sales Cloud, Experience Cloud, Revenue Cloud, Marketing Cloud, Commerce Cloud
Other Software	OpenText, Informatica, IBM Middleware

When we provide our Rimini Support solutions for a perpetual software license, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to approximately 25% of the annual fees charged by the software vendor for their base support. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks and/or government security clearance for engineers accessing a client’s system than our standard employment security background check and requirements. Clients may be asked to pay an additional fee for Rimini Street Extra Secure Support.

We also offer additional support, products and services through our Rimini Manage, Rimini Protect, Rimini Connect, Rimini Watch and Rimini Consult solutions at an additional fee. Subscriptions for additional solutions are designed to meet specific client needs and are designed to provide what we believe is exceptional value and return for the fees charged.

Since our inception over 17 years ago, we have invested significant resources in developing our proprietary knowledge, software tools and processes to meet the growing needs of our clients. During the year ended December 31, 2022, we delivered more than 57,000 tax, legal and regulatory updates to our global client base. We believe that we offer the most comprehensive scope of tax, legal and regulatory research available from a single vendor, including collecting and analyzing information from more than 5,300 government sites, close to 3,500 information sources and over 26,000 localities for 145 countries. We utilize a certified triple-scope verification process that involves multiple third parties such as premier subject matter experts including industry associations as well as accounting, consulting and law firms. Our capabilities are enabled by our proprietary data capture, management and analysis tool and ISO 9001:2015-based management system processes that we believe provide us with a significant competitive advantage.

We believe that we have product and service advantages that will benefit our clients. Our key strengths include:

Client Support Delivery

Our Client Support Delivery operation is staffed globally and provides product support services to our clients 24 hours a day, seven days a week. A key element of our support delivery model is the assignment of one or more named Primary Support Engineers (“PSE”), who serve as the primary product support contact for our clients. PSEs provide technical advice, functional expertise and general support to ensure the resolution of all support issues. Our PSEs are focused exclusively on supporting our clients and have on average over 20 years of experience and significant real-world understanding of client implementations and deployments. For the year ended December 31, 2022, we delivered an average support call response time of less than two minutes for an experienced engineer to engage with a client to address critical (P1) and serious (P2) issues, which is significantly shorter than the 10-minute guaranteed response time that is standard in our client support agreements.

Each PSE works as part of our global network of engineers and provides deep expertise for a vendor, product family and product line. Support engineers across the company are able to leverage their collective knowledge and experience to meet the complex support needs of our clients.

In 2020, we brought to market our artificial intelligence (“AI”) support applications. These AI applications were developed by Rimini Street’s Global Service Delivery Innovation Team, whose mission is to invent innovative solutions that further enhance a client’s overall service experience. Built using open-source technologies, the AI applications can be integrated into support processes along with other new AI applications when they become available.

In 2021, we were granted a U.S. patent for our “Case Assignment Advisor,” which is one of our AI applications used as a competitive advantage in servicing our clients. We believe our AI applications have already delivered substantial service benefits to clients, including accelerating case resolution times by an average of 23% and reducing case escalations by approximately 29%.

Product Delivery

The Product Delivery team manages the scoping, development, testing, and delivery of all client deliverables and internally developed applications, tools and technologies. The primary client deliverables are grouped into the following categories:

Global tax, legal and regulatory updates

We provide our clients with the proactive updates they need to maintain compliance with changing tax, payroll, accounting, fixed asset and related rates, regulations and standards. In addition, we also create and update documentation that supports our tax, legal and regulatory updates.

New client synchronization

When a client switches to our support, they may not be up to date with the latest tax, legal and regulatory updates made available by the enterprise software vendor. As part of the client onboarding process, our Product Delivery team assesses the compliance level of each client deployment and creates initial updates as needed for clients to enable full adherence to current tax, legal and regulatory standards in their jurisdictions of operation and to streamline the process for future updates.

We believe the quality and scope of our Product Delivery processes and deliverables surpass those of traditional enterprise software vendors. For example, we maintain updates for tax, legal, and regulatory changes for over 100 countries on a continuous basis by employing a rigorous software development lifecycle that complies with ISO 9001:2015 standards to ensure that required and identified tax, legal, and regulatory changes are delivered in an accurate and timely manner that based on management’s experience and analysis, we believe is typically earlier than traditional enterprise software vendors. Our Product Delivery organization is scalable and has the capability to deploy its solutions for additional countries based on the needs of our clients. For the year ended December 31, 2022, we have delivered more than 57,000 tax, legal and regulatory updates to clients with quality and accuracy.

Product Delivery professionals serve in a variety of roles which include business, functional and technical analysts as well as software development, testing, quality assurance and delivery professionals. Scoping professionals and business analysts utilize proprietary methodologies to search for updates across all supported jurisdictions and provide support for all product groups. Technical and software development professionals are product-focused and have relevant domain expertise. Testing and delivery professionals are responsible for the implementation of any changes and support all product groups. Engineers support all aspects of analysis, development and testing for the Product Delivery team. We believe this flexible model has enabled us to identify best practices and solutions for the multiple product lines we service. Additionally, we utilize internally developed proprietary tools, technologies and processes to efficiently research and deliver quality and timely tax, legal and regulatory updates.

Client Engagement

Client success managers in our Client Engagement organization serve as a single point of contact for all non-product support-related client issues. The Client Engagement organization works closely with our Support, Product Delivery and Sales organizations to provide what we believe, based on client feedback, support case satisfaction survey results and analyst checks, is an exceptional client experience with superior client satisfaction and success, with the ultimate goal of retention, renewal and expansion of our client contracts. The Client Engagement team oversees the following client management processes:

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

Sales and Marketing

We sell our solutions primarily through our global direct sales organization. We organize our sales force by geographic region with sales teams currently covering North America, Latin America, Europe, Africa, Middle East, Asia and Asia-Pacific. We organize our sales and marketing professionals into territory-specific teams in order to align sales and marketing toward common sales goals. In some cases, we organize our sales professionals in a specific region or territory by the industry of our prospective or current clients and focus certain marketing activities by industry. A typical sales cycle with a prospective client begins with the generation of a sales lead through trade shows, industry events, online marketing, outbound calling or other means of referral. The sales cycle for our support services continues with an assessment of the prospective client’s support contract renewal date, sales presentations and, in many cases, client reference calls. Our sales cycle can vary substantially from client to client, but typically requires six to twelve months depending on the scope of the support, products or services being purchased. Enterprise software customers typically need to renew their vendor support contracts on an annual basis so there usually is already a budget for our Rimini Support solutions, and that budget is usually larger than our fees since most of our prospective clients are enterprise software vendor customers paying higher annual fees for their current support services than we charge for our Rimini Support solution. The sales cycle for our Rimini Manage or other solutions, beyond our Rimini Support solutions, may or may not be replacing the services of an incumbent vendor and therefore may not be dependent on the renewal date of an existing annual contract.

We attempt to commence discussions with prospective clients far enough in advance of that prospective client’s services end date with their current vendor, to provide enough time to complete the sale and to perform certain transition tasks. In certain situations, we will engage with a prospective client over multiple renewal cycles with their current vendor. In addition to new support, products and service sales to prospective and existing clients, we have a dedicated sales team focused on renewals of existing client subscription contracts.

We generate global prospect leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target chief financial officers, chief information officers, chief procurement officers and other IT executives, senior business leaders and procurement specialists. We focus on the unique benefits of our offerings. Additionally, our marketing programs serve to create further market awareness of the benefits of each offering in our solutions portfolio. As a result of our efforts in educating organizations, we believe we are recognized as a thought leader in the enterprise application support market and a growing, serious competitor in our other newer solution markets such as managed services, security, interoperability, observability, and consulting.

Our marketing programs include the following:

•use of our website to provide enterprise application and Rimini Street company information, as well as learning opportunities for potential clients;
•business development representatives who respond to incoming leads to convert them into new sales opportunities;
•participation in, and sponsorship of, field marketing events including user conferences, trade shows and industry events;
•online marketing activities including email campaigns, online advertising, social media, webinars and content syndication;
•public relations;
•thought leadership through marketing to industry analysts, webinars, speaking engagements and sponsored research; and
•outreach and engagement with our active clients to explore cross-sell opportunities and maintain high retention rates.

Our Competitive Advantages

We believe that we have a number of competitive advantages that will enable us to strengthen our position as the leading independent provider of enterprise software support and our other new solution markets. Our key competitive strengths include:

Unique end-to-end software support, products and services model

Our enterprise software support, products and services model differentiates us from traditional enterprise software vendors. We built our company from the ground up to disrupt the traditional enterprise software vendor support model with what we believe is a better model and value for clients, and we have expanded our enterprise software products and services beyond support to include integrated managed services; security; interoperability; observability; and professional services. While this extended line of unified services expands our competitive field to include systems integrators, consultants, and some specialized software product providers, we believe that no other organization provides our unique set of unified support, products and services across multiple enterprise software product lines, anchored by our comprehensive enterprise software support solutions.

We continue to be focused on delivering unique, highly responsive and award-winning enterprise software support solutions, along with our additional services. We believe our innovative support products and services, offered at a value-driven price point, provide a significant return on investment for our clients that cannot be achieved by the use of traditional enterprise software vendor offerings. Our model includes unlimited support cases, requests, and tasks, and we offer industry-leading SLAs for response time and case update communications.

Our team of over 1,000 support engineers, developers, and other experts span the globe, providing 24/7/365 “follow-the-sun” support to clients with operations in over 155 countries. On average, our highly qualified PSEs have over 20 years of relevant industry experience, which we believe provides us with a competitive advantage and is a key element of our proven track record of providing exceptional client service.

Comprehensive support services

We offer clients a comprehensive suite of independent support offerings in terms of features and capabilities; global breadth; vendor products and releases supported; and tax, legal and regulatory updates. We believe our continued investment in our software support, products and services will expand our scope of services to the benefit of our clients.

Scalable business model

We have developed proprietary knowledge, software tools and processes in the design, development and delivery of our enterprise software support services. We have also designed an innovative support model that organizes our support engineers into modular, scalable teams. We believe our client support model enables us to scale quickly and cost-effectively to meet growing global demand in our existing product lines. We have become proficient at applying our support methodologies and approach to new product lines, enabling us to rapidly and efficiently support additional enterprise software products in the future. We have increased our ability to scale by investing in support-related infrastructure and by developing patented and patent-pending artificial intelligence support applications that further optimize our support processes and ensure service delivery outcomes at scale for our clients. Additionally, we have received ISO certifications for our support services, which we believe helps ensure our clients consistently receive high quality, responsive service as our client base continues to grow.

Large global client base

As of December 31, 2022, we provided support, products and services for 3,020 active clients globally, including 75 Fortune 500 companies and 17 Fortune Global 100 companies. We also believe that our proven ability to deliver value to an extensive list of clients across a broad range of industries validates our business model and provides us with important references to prospective clients.

Clear leadership position

We are the global leader of independent enterprise software support services for Oracle and SAP products, based on both number of active clients and recognition by industry analyst firms. We believe we have substantial thought leadership in our market through our extensive marketing efforts and promotion of the independent enterprise software support model, including participation in key industry conferences, publishing white papers and hosting webinars. We believe that our leadership position enables us to bring new services to market more quickly, attract and retain high quality personnel, and acquire new clients.

Highly experienced management team

Our senior management team has over 150 years of combined experience in the enterprise software and services industry with companies such as Accenture, EDS, Hewlett-Packard, JD Edwards, Oracle, PeopleSoft, ServiceSource, SAP, and Wind River and with a significant amount of time and experience focused on building, managing and delivering support products and services. We believe our senior management team’s significant relevant industry experience positions us to continue to extend our market leadership.

Client-centric culture

We believe that our culture is a key element of our success and one of our core values. We recruit employees who share a passion for delivering exceptional service to our clients and continuously measure, recognize and reward employees for achieving exemplary client satisfaction. We further believe that our culture has enabled us to attract and retain high-quality, experienced and skilled professionals. Over the years, we have earned several Great Place To Work® awards globally, have achieved exceptional client satisfaction ratings and have won numerous Stevie Awards for customer service.

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

Continue global expansion

For the year ended December 31, 2022, we generated approximately 47% of our revenue outside of the United States. We believe that there is a large opportunity to grow our global business by increasing our direct sales force and by selective use of strategic marketing and sales partnerships around the world. We attribute revenue to individual countries based on the location of the contracting entity. No foreign country individually comprised more than 10% of revenue for the three-year period ended December 31, 2022.

Expand the portfolio of supported vendors and products

Since our inception over 17 years ago, we have developed a comprehensive portfolio of enterprise software support and related products and services, including support services for applications, databases and technologies; management services for applications, databases, technologies, cloud and security; security, interoperability and observability solutions; and professional services. We offer more than 20 Rimini Street solutions across six suites of products and services: Rimini Support, Rimini Manage, Rimini Protect, Rimini Connect, Rimini Watch and Rimini Consult. These products and services cover over 40,000 SKUs of software and technologies from primarily five software vendors, Oracle, SAP, Salesforce, Microsoft and IBM, as well as for open-source software. We believe there is a significant market opportunity to offer support and related products and services for additional vendors and software, and we intend to extend our Rimini Support offerings to additional enterprise software vendors, product lines and releases.

Capitalize on the shift to hybrid IT

We believe organizations are increasingly creating more complex IT environments that are a mixture of multiple technologies, business models and vendors, including perpetual license and subscription license software solutions, deployed across the client’s system and cloud computing providers (hybrid IT environments), and consisting of proprietary and non-proprietary open-source software, all from a multitude of different technology vendors. We believe traditional enterprise software vendors and general consulting firms cannot effectively support these heterogeneous environments because of complex integrations, customizations, multi-vendor relationships and other unique challenges. Further, we believe a hybrid IT strategy enables organizations to reliably and cost-effectively run their business on an existing, stable core enterprise software platform, while at the same time enabling them to more quickly adopt new innovative applications and services, including digital, cloud, mobile and analytics. Multi-application, multi-environment solutions create a unique growth opportunity for independent support providers like Rimini Street.

Further penetrate our existing client base

We intend to increase adoption of our solutions among our existing clients by selling additional Rimini Support contracts for other software products, releases and instances used within their organizations as well as by selling new contracts for our expanded portfolio of solutions, including, but not limited to, managed services, security, interoperability, observability and professional services. As of December 31, 2022, approximately 64% of our over 1,510 unique clients have selected us to provide services, products and solutions for more than one of their software product lines, and we believe there is additional opportunity for growth within our existing client base. Our client-centric focus in combination with the critical nature of our portfolio of solutions, enables us to maintain close working relationships with our clients’ primary decision makers, which we believe helps us identify and capitalize on additional growth opportunities.

Expand Managed Services global offering

Our Rimini Manage for SAP and Oracle enterprise software was launched during the second half of 2019 and integrates our ultra-responsive traditional support services with clients’ day-to-day AMS needs. AMS is comprised of system administration, operational support, health monitoring and enhancement support, and we believe this offering can provide clients with a better model, better people, and better outcomes with higher satisfaction and potentially significant savings of time, labor and money. We also believe that Rimini Manage can deliver these same benefits to clients who require database management services for a wide array of databases. In addition, we are a Salesforce partner and offer Rimini Manage for their Salesforce Sales Cloud, Salesforce Service Cloud, and other Salesforce products. We are also an Amazon Web Services (AWS) partner and offer Rimini Manage for their cloud offering used by our clients.

Launch new enterprise software support solutions

We intend to develop and bring to market new enterprise software solutions that help our clients with various business needs. For example, we recently announced multiple suites of services that bring together existing and new support, products and service solutions.

Clients

As of December 31, 2022, we supported 3,020 active clients globally, including 75 Fortune 500 companies and 17 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our support, products or services. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We define a unique client as a distinct entity, such as a company, an educational or government institution or subsidiary, division or business unit of a company that purchases one or more of our products or services. For example, we count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services.

Human Capital Resources

We have built our culture centered on our dedication to provide our clients with an exceptional service experience. Our employees focus on providing exceptional service to our clients, and we strive to foster an environment that enables and encourages them in this pursuit. To this end, we view all employees as partners and are committed to providing an exciting, participatory and team-oriented work environment. This commitment starts with our Core Values, known as our “4 C’s”:

Who is Rimini Street?

As we grow and evolve, our shared Mission and 4 C's continue to guide and drive us.

Mission

To provide extraordinary technology solutions powered by extraordinary people that achieve each client's strategic, operational, and financial goals

The Rimini Way

- We strive to deliver the extraordinary, always
- We choose what is right, not what is easy
- We stand for equality and fairness for all
- We act with urgency, driven by our passion for quality

Our 4 C's

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

Communities

Leave the world better than we found it

- Offering a helping hand
- Creating equal opportunity for all

Rimini Street

As a key aspect of our success, we believe our culture enables us to recruit and retain high quality talent. In addition, we strive to offer compensation, bonus and benefit programs appropriate for proven top-performing professionals. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives, and opportunities for long-term incentives. Furthermore, we believe our remote delivery model provides an attractive employment option for our highly experienced PSEs compared to consulting roles that can require significant travel, and also reduces our carbon footprint. Further, we offer programs and resources designed to support the mental, physical, social and financial well-being of our employees. In addition to resources available through our health care plan providers, we provide voluntary web-based training on health and wellness topics (such as first aid/CPR, fire safety, and how to prepare for inclement weather conditions), as well as professional development seminars on topics such as time management and leadership skills.

We are committed to creating a diverse and inclusive environment and are proud to be an Equal Employment Opportunity Employer. Qualified applicants will receive consideration for employment without regard to age, race, color, religion, national origin, sexual orientation, gender or gender identity, disability, protected veterans’ status or any other characteristic protected by law.

We have achieved Great Place to Work® (a recognized global authority on workplace culture and employee satisfaction) certifications in the United States, the United Kingdom, India, Korea, Australia, New Zealand, Japan, France and Israel. The certification is achieved by distributing a third-party, anonymous survey to all employees in a geographic area and renewed each year to maintain certification.

From 2020 through 2022, in response to the COVID-19 pandemic, we provided special compensation bonuses for lower-paid employees and special compensation bonuses for the few of our employees who tested positive for COVID-19.

Finally, through the Rimini Street Foundation, which is an initiative funded by the Company, we encourage our employees to “support humankind” and share our Company’s success by investing back into the communities we serve through in-kind donations, employee time and Company financial support.

As of December 31, 2022, we employed over 1,920 professionals globally. We also engage temporary employees and consultants as needed. None of our U.S.-based employees are covered by collective bargaining agreements. Certain of our non-U.S.-based employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in particular jurisdictions, as required by local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Technology Infrastructure and Operations

We have IT infrastructure and staff globally. Our operations support our client offerings, compliance requirements and future global expansion. To connect to systems owned, leased or otherwise controlled by our clients, we utilize site-to-site tunnels, virtual private networks with secure firewall administration and other secure connection methodologies underpinned with a high level of global network reliability, security and performance.

We maintain a formal and comprehensive information security management system, which is certified to ISO 27001: 2013. It is designed to ensure the confidentiality and integrity of client data, protect against security threats or data breaches, and prevent unauthorized access to the data of our clients. We control access to our office space where confidential and security-controlled information is located or may be visible while in use, have deployed advanced security software and hardware, and utilize advanced security measures. In addition, we have responsibility to comply with certain client-specific security contractual requirements and government security laws and regulations for some of our clients.

Compliance and Certifications

ISO certifications are part of our commitment to developing and executing best-in-class processes to ensure our clients consistently receive exceptional service. We have achieved and maintain ISO 9001 and ISO 27001 certifications.

In 2010, we achieved ISO 9001 Quality Management System certification for “Third-party provider of enterprise software support services specifically on-boarding of client and client environments”. In 2011, we expanded our certification for “Provision of third-party enterprise software support services specifically on-boarding of client, building of client environments, worldwide tax and regulatory research and delivery of tax and regulatory updates”. In 2012, we expanded our certification for “Global provision of enterprise software support services, including client onboarding; client account management; product support for vendor delivered and client customized code; fix development and delivery; and research, development and delivery of worldwide tax, legal and regulatory updates”. The certification process verifies that detailed processes for relevant business areas are reviewed, continuously monitored and improved to ensure services and deliverables are consistently delivered with excellence. During 2018, the ISO standard was upgraded. Our current ISO 9001:2015 certification is effective December 2022 through December 2025. During this certification cycle, annual surveillance audits are conducted to validate ongoing compliance to the requirements.

In 2013, we achieved worldwide ISO 27001 information security certification for our support services. ISO 27001 is a security standard covering “The information security management system that supports the global provisioning of third-party software maintenance services”. Independent assessments of our conformity to the ISO 27001 standard includes evaluating security risks, designing and implementing comprehensive security controls and adopting an information security management process to meet security needs on an ongoing basis. Our current ISO 27001:2013 certification is effective April 2022 through March 2025. During this certification cycle, annual surveillance audits are conducted to validate ongoing compliance to the requirements.

Competition

We compete in the global IT services market for enterprise software support, products and services and believe the principal competitive factors in our market include, but are not limited to, the following:

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

As further discussed under “Our Competitive Advantages,” above, we believe we compete favorably with our competitors on the basis of these factors. We have also invested significant resources in developing our unique service methodologies. We believe our support management model allows us to gain an in-depth understanding of a given client’s unique software environment, enabling rapid and accurate responses to a client’s service requests.

We believe our primary competitors for our Rimini Support solutions are the enterprise software vendors whose products we service and support, including, but not limited to, IBM, Microsoft, Oracle and SAP. We expect that continued growth in our market could lead to significantly increased competition resulting from new entrants. In the meantime, our success and growth will depend to a substantial extent on the willingness of companies to engage an independent service vendor such as us to provide software maintenance and support services for their enterprise software.

We believe our primary competitors for our Rimini Manage, Rimini Consult and Rimini Watch solutions are systems integrators and consulting firms globally, including, but not limited to, Accenture, IBM, Wipro, Cap Gemini and DXC. We expect the market for these solutions to continue to be highly competitive. Our success and growth in management services will rely in part on our ability to differentiate the value and benefits of our fully integrated support and management solutions compared to other vendors’ offerings or internal resources, and our success and growth in consulting will rely in part on our ability to differentiate our talent, experience, value and benefits compared to other vendors’ resources and offerings.

We believe our primary competitors for our Rimini Protect solutions are manufacturers of other enterprise software security solutions, including, but not limited to, Oracle, SAP and IBM. We believe our primary competitors for our Rimini Connect solutions are manufacturers of other enterprise interoperability and connectivity products, including, but not limited to Citrix, Dell, Salesforce, Oracle and IBM. We expect the market for these solutions to continue to be highly competitive. Our success and growth in security and interoperability solutions will rely in part on our ability to differentiate the value and benefits of our solutions compared to other vendors’ offerings.

However, we also believe some of our actual and potential competitors currently have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, greater name recognition and deeper customer relationships. Additionally, some software licensees are reluctant to engage a smaller independent company such as us to provide services for their enterprise application software, choosing instead to rely on services provided by their enterprise software vendor or other larger competitors in our various service markets.

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

On December 17, 2019, the United States Patent and Trademark Office granted Rimini Street its first patent, U.S. Patent No. 10,509,639 for the invention “Automatic Software-Update Framework”. On August 18, 2020, the United States Patent and Trademark Office granted Rimini Street its second patent, U.S. Patent No. 10,749,926 for the invention “Proxy for Modifying HTTP Messages to Comply with Browser,” and on November 23,2021, the United States Patent and Trademark Office granted Rimini Street its third patent, U.S. Patent No. 11,182,707 for the invention “Case Assignment Advisor,” which is a proprietary artificial intelligence (AI) based application. We currently have four patent applications pending in the United States. We own U.S. Patent No. 10,509,639 which will expire in August 2035, U.S. Patent No. 10,749,926 which will expire in September 2034, and U.S. Patent No. 11,182,707 which will expire in July 2039, as long as the patent maintenance fees are paid during the corresponding fee payment windows.

We maintain trademark registrations for the Rimini Street and Engineered for Support trademarks in the United States. We also maintain trademark registrations for Rimini Street in Canada, the European Union, China, Japan, India, Australia and maintain or have applied for trademarks in certain other countries. Such registered trademarks will expire unless renewed at various times in the future.

Policing unauthorized use of our processes and software tools and intellectual property rights is difficult. As of the date of this Report, we are not aware of any material breaches of our intellectual property rights.

Information about our Executive Officers.

The following table sets forth the names, ages and positions of our executive officers as of March 1, 2023:

Name	Age	Position
Executive Officers
Seth A. Ravin	56	Chief Executive Officer, Chairman of the Board of Directors and President
Nancy Lyskawa	60	Executive Vice President, Global Client Onboarding
Kevin Maddock	57	Executive Vice President and Chief Recurring Revenue Officer
Michael L. Perica	51	Executive Vice President and Chief Financial Officer
David Rowe	57	Executive Vice President, Global Transformation & Chief Product Officer
Steven Salaets	45	Chief Information Officer & Executive Vice President, Global Shared Services

Seth A. Ravin founded our company and has served as our Chief Executive Officer and Chairman of the Board since September 2005 and as our President since March 2023. He also previously served as our President from September 2005 to January 2011. Prior to founding Rimini Street, Mr. Ravin served in various executive roles at TomorrowNow, Inc. from May 2002 to April 2005, most recently as President and a board director. TomorrowNow, Inc. was a supplier of software maintenance and support services for Oracle’s PeopleSoft and J.D. Edwards applications, and was acquired in January 2005 as a wholly-owned subsidiary of SAP America, Inc. From April 2000 to March 2001, Mr. Ravin served as Vice President of Inside Sales for Saba Software, Inc., a provider of e-Learning and human resource management software. From April 1996 to April 2000, Mr. Ravin served in various management roles at PeopleSoft, Inc. (acquired by Oracle), most recently as a Vice President of the Customer Sales Division. Mr. Ravin holds a Bachelor of Science in Business Administration from the University of Southern California.

Nancy Lyskawa has served as our Executive Vice President, Global Client Onboarding since March 2020. Previously she served as our Senior Vice President, Global Client Onboarding since joining the Company in September 2009. Prior to joining us, Ms. Lyskawa was with Oracle, a computer technology company, from December 2004 to September 2009, where she served in various executive roles, most recently as Vice President, Support Services and Marketing, from August 2005 to September 2009. From March 1994 to December 2004, she served as head of Global Services Marketing for PeopleSoft, Inc. (acquired by Oracle). From May 1986 to March 1994, Ms. Lyskawa served in various roles with Electronic Data Systems Corporation (acquired by Hewlett-Packard Company). Ms. Lyskawa is a Certified Management Accountant (CMA). Ms. Lyskawa holds a Bachelor of Business Administration in Accounting and Finance from the University of North Dakota and a Masters Certificate in Marketing from the Cox School of Business at Southern Methodist University.

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

David Rowe has served as our Executive Vice President, Global Transformation & Chief Product Officer since March 2023. Previously, he served as our Executive Vice President, Global Transformation from September 2021 until March 2023, our Executive Vice President and Chief Marketing Officer from March 2020 to September 2021, our Senior Vice President and Chief Marketing Officer from April 2012 to March 2020, our Senior Vice President of Global Marketing and Alliances from December 2008 to April 2012 and our Vice President Marketing and Alliances from September 2006 to December 2008. Prior to joining us, Mr. Rowe served as Vice President of Product Management and Marketing at Perfect Commerce, Inc., an eProcurement company, from November 2004 to June 2006. From May 1995 to June 1999, Mr. Rowe held various positions with PeopleSoft, Inc. (acquired by Oracle), most recently serving as Director, Product Strategy. From July 1988 to April 1995, Mr. Rowe served in various roles at Accenture (formerly Andersen Consulting). Mr. Rowe holds a Bachelor of Science degree in Engineering from Harvey Mudd College.

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

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website address is www.riministreet.com. References to our Report are provided as a convenience, and the information contained on our website is not incorporated by reference in this, or any other, SEC filing.

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

Risks Related to Our Business, Operations and Industry
•Since 2010, we and our Chief Executive Officer and President have been involved in continuing litigation with Oracle. An adverse outcome in the litigation could result in the payment of substantial attorneys’ fees and/or costs and/or an injunction against certain of our business practices.
•The Oracle software products that are part of our ongoing injunction compliance and Rimini II litigation with Oracle represent a significant portion of our revenue.
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
•We face significant competition for all components of our Solutions Portfolio.
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
•The failure to attract and retain additional qualified personnel, including sales personnel, or to expand our marketing and sales capacities could prevent us from executing our business strategy.
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
•Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
•Any actions taken by governments or clients in response to any lingering impacts of the COVID-19 pandemic in the future may have a material adverse effect on our business.
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
•Our variable rate indebtedness subjects us to interest rate risk, which, along with the phase-out of LIBOR and transition to SOFR, could cause our indebtedness service obligations to increase significantly.
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

Risks Related to Our Business, Operations and Industry

Risks Related to Litigation

We and our Chief Executive Officer and President have been involved in continuing litigation with Oracle since 2010. An adverse outcome in the ongoing litigation could result in the payment of substantial attorneys’ fees and/or costs and/or an injunction against certain of our business practices, which could have a material adverse effect on our business and financial results.

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al v. Rimini Street, Inc. et al (United States District Court for the District of Nevada) (“District Court”), against us and our Chief Executive Officer and President, Seth Ravin, alleging that certain of our processes (Process 1.0) violated Oracle’s license agreements with its customers and that we committed acts of copyright infringement and violated other federal and state laws (“Rimini I”). The litigation involved our business processes and the manner in which we provided our services to our clients.

After completion of jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and we were found liable for only one claim: “innocent infringement,” a jury finding that we did not know and had no reason to know that our former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. We were ordered to pay a judgment of $124.4 million in 2016, which we promptly paid and then pursued appeals. With interest, attorneys’ fees and costs, the total judgment paid by us to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by our insurance carriers (for additional information on this topic, see Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Report).

Since November 2018, we have been subject to a permanent injunction which prohibits us from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights (“Injunction”). The Injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

On July 10, 2020, Oracle filed a motion to show cause contending that we are in contempt of the Injunction, which we opposed. On January 12, 2022, the District Court issued its findings and order regarding whether we (i) violated the Injunction for certain accused conduct and (ii) should be held in contempt in those instances where the District Court found a violation of the Injunction, and what sanctions, if any, are appropriate.

In the order, the District Court ruled in favor of us with respect to five out of ten items. With respect to the other five items, the District Court found that we violated the Injunction, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. We reserve all rights, including appellate rights, with respect to the District Court rulings and findings.

On February 7, 2022, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until our appeal is resolved. Oral argument on our appeal was held in San Francisco on February 6, 2023, and the matter remains pending in front of the Court of Appeals. At this time, we believe that we are in substantial compliance with the Injunction and have complied with the order regarding the quarantining of certain computer files. As of December 31, 2022, we have accrued $6.9 million for an estimate related to Oracle’s reasonable attorneys’ fees and costs for this matter. Regarding our estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties. We reserve all rights, including appellate rights, with respect to the District Court’s rulings and findings in the contempt matter, including any award of legal fees and costs.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the Injunction or if it has reason to believe we are not in compliance with the express terms of the Injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the existence of the Injunction, alone, or the District Court’s January 12, 2022 order, could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot provide assurances that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.

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

The Rimini II bench trial began in Las Vegas on November 29, 2022 and concluded on December 15, 2022. The parties submitted their proposed findings of fact and conclusions of law to the District Court on February 23, 2023, and the matter remains pending.

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

See the section titled “Legal Proceedings” in Part I, Item 3 and Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing Injunction compliance and Rimini II litigation with Oracle represent a significant portion of our current revenue.

In addition to the ongoing litigation with Oracle over compliance with the Injunction that is in place, Oracle filed counterclaims in Rimini II relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the year ended December 31, 2022, approximately 63% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 9% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to the Injunction and litigation with Oracle, as well as for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Injunction and Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt proceeding on the Injunction result in a final order holding us in contempt, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our ongoing litigation with Oracle presents challenges for growing our business.

We have experienced challenges growing our business as a result of our ongoing litigation with Oracle. Many of our existing and prospective clients have expressed concerns regarding our ongoing litigation and, in some cases, have been subjected to various negative communications by Oracle in connection with the litigation. We have experienced in the past, and may continue to experience in the future, volatility and slowness in acquiring new clients, as well as clients not renewing their agreements with us, due to these challenges relating to our ongoing litigation with Oracle. Further, certain of our prospective and existing clients may be subject to additional negative communications from software vendors. We have taken steps to minimize disruptions to our existing and prospective clients regarding the litigation, but we continue to face challenges growing our business while the litigation remains ongoing. In certain cases, we have agreed to pay certain liquidated damages to our clients if we are no longer able to provide services to these clients, and/or reimburse our clients and our former lenders for their reasonable legal fees incurred in connection with any litigation-related subpoenas and depositions or to provide certain client indemnification or termination rights if any outcome of litigation results in our inability to continue providing any of the paid-for services. In addition, we believe the length of our sales cycle is longer than it otherwise would be due to prospective client diligence on possible effects of the Oracle litigation on our business. We cannot provide assurances that we will continue to overcome the challenges we face as a result of the litigation and continue to renew existing clients or secure new clients.

Additionally, the existence of this ongoing litigation, including the January 12, 2022 District Court order, could negatively impact the value of our equity securities, and could negatively impact our ability to raise additional equity or debt financing.

We are self-insured for any costs related to any current or future intellectual property litigation, although we maintain and have tendered our errors and omissions insurance coverage for the wrongful acts alleged in Oracle’s contempt proceeding in order to seek determinations of a duty to defend. We obtained a determination of a duty to defend with respect to our primary errors and omission insurance carrier and are seeking a determination of a duty to defend by one of our excess errors and omissions insurance carriers. We cannot provide assurances that we will prevail on this claim or any other similar claims that we may tender in the future.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation (including hyperinflation), other economic challenges and possible recession will be exacerbated for an extended period. Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, fiscal and monetary policies adopted during the COVID-19 pandemic and continued strong consumer demand. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, governmental and multinational organizations’ responses to the COVID-19 pandemic and geopolitical developments and uncertainty in the European Union and elsewhere, such as the current conflict between Russia and Ukraine, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

We face significant competition for the services comprising each component of our Solutions Portfolio, from both enterprise software vendors and other companies offering independent enterprise software support, products and services, as well as from software licensees that attempt to self-support, which may harm our ability to add new clients, retain existing clients and grow our client base across all of our Solutions Portfolio offerings.

Our current and potential competitors across each component of our Solutions Portfolio, which include enterprise software vendors, may have significantly more financial, technical, sales and marketing teams and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. Specifically, we face intense competition from enterprise software vendors, such as Oracle and SAP, who provide software support for their own products, as well as from other competitors who provide independent enterprise software support, products and services. Competitors, including enterprise software vendors, have offered, and may continue to offer, discounts to companies to whom we have marketed our services. In addition, competitors, including enterprise software vendors, may take other actions in an attempt to maintain their business, including changing the terms of their customer agreements, the functionality of their support, products or services, or their pricing terms. For example, starting in the second quarter of 2017 Oracle has prohibited us from accessing its support websites to download software updates on behalf of our clients who are authorized to do so and permitted to authorize a third party to do so on their behalf. In addition, the support, license or other contractual policies of our future and current competitors, including Oracle and SAP, may include clauses that penalize customers that choose to use our or any independent provider’s services or products. Further, the contractual policies of enterprise software vendors, such as Oracle and SAP, may contain clauses that penalize customers that seek to return to the software vendor to purchase new licenses following a departure from the software vendor’s support program. In addition, our current and potential competitors may develop and market new technologies that render our existing or future enterprise software support, products or services less competitive or obsolete. Finally, we also face competition from software licensees that choose to self-support. Competition could significantly impede our ability to sell our enterprise support, products and services on terms favorable to us, and we may need to decrease the prices for our support, products or services to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our results of operations will be negatively affected.

There are also several smaller support services vendors in the independent enterprise software support services market with whom we compete with respect to certain of our support services. We expect competition to continue to increase in the future, particularly if we prevail in Rimini II, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices. In addition, certain providers of independent enterprise software support, products and services may have or may develop more strategic relationships with enterprise software vendors, which may allow them to compete more effectively than us over the long term. To the extent any of our competitors have existing relationships with potential clients for any component of our Solutions Portfolio, those potential clients may be unwilling to purchase our services because of those existing relationships, which could cause the demand for our services to be substantially impacted. Further, our competitors may attempt to use the Oracle litigation and the existence of the Injunction described above under the section titled “Risks Related to Litigation,” to dissuade certain of our prospective or existing clients from purchasing or continuing to purchase any or all of the components of our Solutions Portfolio, including our enterprise software support services.

We have had a history of losses and may not achieve or sustain revenue growth or profitability in the future. Further, if we are unable to attract new clients or retain and/or sell additional products or services to our existing clients, our revenue growth could be adversely affected.

We recorded a net loss of $2.5 million for the year ended December 31, 2022, and we had an accumulated deficit of $228.3 million as of December 31, 2022. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

The variability of the sales cycle for the evaluation and implementation of our products and services, which typically has been six to twelve months once a client is engaged, may cause us to experience a delay between increasing operating expenses for such sales efforts, and the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our results of operations and liquidity in future reporting periods may be significantly below the expectations of the public market, securities analysts or investors, which could negatively impact the price of our Common Stock.

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

We rely on our management team and other key employees, including our Chief Executive Officer and President, and the loss or disability of one or more key employees could harm our business. Additionally, the failure to attract and retain additional qualified personnel, including sales personnel, or to expand our marketing and sales capabilities could prevent us from executing our business strategy.

The loss of or a disability that would prevent our Chief Executive Officer and President or any of our key senior members of management from substantially performing their duties could have a material adverse effect on our business, operating results and financial condition, particularly if we are unable to hire and integrate suitable replacements on a timely basis. Mr. Ravin has been under long-standing medical care for kidney disease, which includes ongoing treatment. Although Mr. Ravin’s condition has not adversely impacted his performance as Chief Executive Officer and President or on the overall management of the Company, we can provide no assurance that his condition will not affect his ability to perform the role of Chief Executive Officer and President in the future. Further, as we continue to grow our business, we will continue to adjust our senior management team to best address our growth opportunities. If we are unable to attract or retain the right individuals for the team, it could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business. We do not maintain key man life insurance on any of our employees.

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

Our revenue grew from $374.4 million for the year ended December 31, 2021 to $409.7 million for the year ended December 31, 2022, representing a period over period increase of 9%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

•price our products and services effectively so that we are able to attract new clients and retain existing clients without compromising our profitability;
•introduce our products and services to new geographic markets;
•introduce new enterprise software products and services supporting additional enterprise software vendors, products and releases;
•satisfactorily conclude any Oracle-related litigation and any other litigation or governmental inquiry that may occur; and
•increase awareness of our company, products and services on a global basis.

We may not successfully accomplish all or any of these objectives.

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls, as well as our reporting systems and procedures. Further, we believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we continue to expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client service that has been central to our growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

Our failure to generate significant capital through our operations or raise additional capital necessary to fund and expand our operations, invest in new services and products, and service our debt could reduce our ability to compete and could harm our business.

We may need to incur additional debt under our Credit Facility and/or raise additional capital beyond what is available under our Credit Facility if we cannot fund our growth or service our debt through our operating cash flows. Should this occur, we may not be able to obtain additional debt or additional equity financing on favorable terms, if at all, which could harm our business, results of operations and financial condition. We are also subject to certain restrictions for future financings as discussed in the risk factor “The terms of our Credit Facility impose operating and financial restrictions on us.” If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of our Common Stock could decline. If we engage in additional debt financings, the holders of the debt securities or lenders would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would adversely impact the short-term price of our Common Stock, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition and reduce the value of our Common Stock.

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

Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.

There is an increasing focus from regulators, certain investors, certain clients, the communities in which we operate and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. These stakeholders may have differing priorities and expectations regarding ESG matters. In particular, certain of our clients or potential clients might require that we implement specified ESG procedures or standards in order to do business or continue to do business with them. In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are increasingly integrating ESG factors into their investment analysis. The consideration of ESG factors in making business, investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, likely vary across our various stakeholders and will likely continue to evolve over time.

Moreover, the subjective nature of methods used by our various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of our actual ESG policies and practices. In addition, we could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices and associated legal, legislative and regulatory requirements. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. If we fail to comply with specific ESG-related client/potential client or investor expectations and standards, or to provide the disclosure relating to ESG issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations, as well as the price of our common stock, could be negatively impacted.

Any actions taken by governmental authorities, clients or others in response to any lingering impacts of the COVID-19 pandemic in the future may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The COVID-19 pandemic has adversely affected the global economy, created significant financial market volatility and disrupted global supply chains, business operations and consumer confidence. In response to the COVID-19 pandemic, we have taken, and expect to continue to take, measures designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our clients. However, there is still some remaining uncertainty around any lingering impacts of the pandemic on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions, which may delay prospective clients’ decisions regarding engaging our services, impair the ability of our current clients to make timely payments to us, cause our current clients to ask for payment concessions or discounts, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed.

We are unable to accurately predict any future impact of the COVID-19 pandemic due to various uncertainties, including the duration and scope of new variants and surges, and actions that may be taken by governmental authorities to contain the virus in the future. We continue to monitor the remaining impact of the COVID-19 pandemic to assess its potential effects on our business. The extent to which our results may be affected will largely depend on future developments which cannot be accurately predicted and are uncertain, but any lingering impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, due to our subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations until future periods, and any global macroeconomic effects of the pandemic may persist for an indefinite period. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Refer to the section titled “Impact of the COVID-19 Pandemic and Current Economic Conditions” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report for additional information.

We may need to change our pricing models to compete successfully.

We currently offer our clients support services for a fee that is equal to a percentage of the annual fees charged by the enterprise software vendor; therefore, changes in such vendors’ fee structures would impact the fees we would receive from our clients. If the enterprise software vendors offer deep discounts on certain services or lower prices generally, we may need to change our pricing models, which could have an adverse effect on our results of operations. In addition, our other product and service offerings, such as our Rimini ONE integrated services, have pricing models that use a variety of different metrics and formulas as compared to our support solutions. To the extent that we do not have substantial experience with pricing such new products and services, we may need to adjust our pricing models for these offerings over time to ensure that we remain competitive and realize a return on our investment in developing these new products and services. If we do not adapt our pricing models as necessary or appropriate, our revenue could decrease and adversely affect our results of operations.

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

Because our long-term growth strategy involves further expansion of our sales to clients outside the United States, our business will be susceptible to risks associated with global operations, including currency exchange rate fluctuations.

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $174.6 million for the year ended December 31, 2021 to $194.3 million for the year ended December 31, 2022, an increase of $19.7 million or 11%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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
•war, political instability or terrorist activities, including geopolitical actions specific to an international region, such as the conflict between Russia and Ukraine;
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

We continue to invest resources in research and development to enhance our current product and service offerings, and other new offerings that will appeal to clients and potential clients, for example, our partnership with Salesforce to support SaaS solutions, our Application Management Services (AMS) for SAP and Oracle products and our Rimini ONE integrated services. The development of new product and service offerings may not generate sufficient revenue to offset the increased research and development expenses and may not generate gross profit margins consistent with our current margins. Also, our new product and service offerings may be in markets that are more competitive than markets for our existing product and service offerings, making it more difficult to introduce them to clients and potential clients effectively or provide them profitably.

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

Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, vendor or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our clients may be harmed, and we could incur significant liabilities. Cyberattacks continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. Furthermore, due to geopolitical tensions related to the conflict between Russia and Ukraine and developments in China, the risk of cyber-attacks may be elevated. We have been the subject of cybersecurity threats and expect such threats to continue in the future. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our clients’ systems that we support, and we may not be able to make such repairs in a timely manner or at all.

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

We cannot provide assurances that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Further, certain of our contracts do not contain limitations of liability specific to security breaches, which could expose us to significant liabilities or damages, all or any of which could materially and adversely affect our business, financial condition and results of operations. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of substantial deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to governmental and other legal obligations related to privacy and security, and our actual or perceived failure to comply with such obligations could harm our business.

As an expanding global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation and related to jurisdictions where we have operations, customers, or where we conduct marketing, and such laws may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation (“GDPR”) in the European Union (“EU”), creates a broad range of requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We are also subject to certain requirements in other international jurisdictions with or developing strong privacy and security legislation, as well as expanding U.S. state law, including the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Virginia Consumer Data Protection Act of 2021 (effective Jan 1, 2023), the Colorado Consumer Privacy Act of 2021 (effective July 1, 2023), as well as privacy and security legislation in other states, including Nevada, each of which add to the range of privacy- and security-related compliance requirements. We generally comply with industry standards and strive to comply with all applicable legal obligations relating to privacy, data protection and security, but it is possible that these laws and other legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices or may be mandated at a pace that exceeds our ability to comply. Compliance with such requirements may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, with potential consequences such as fines and other expenses related to such governmental actions, an order requiring that we change our data practices or business practices, and could cause our clients to lose trust in us, any of which could have an adverse effect on our business.

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

As described under “Controls and Procedures” in Part II, Item 9A of our 2021 Form 10-K, we remediated the material weakness in relation to the accounting for our GP Sponsor Private Placement Warrants; however, we cannot provide assurance that material weaknesses in our internal control over financial reporting will not be identified in the future.

With respect to controls over revenue accounting procedures, we intend to continue to work on automating our processes, especially around Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers, as well as to continue to enhance our review processes around new and renewal contracts. In addition, we are required to have our independent registered public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. For further information regarding our controls and procedures, see “Controls and Procedures” in Part II, Item 9A of this Report.

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

On December 31, 2022, our outstanding indebtedness under the Credit Facility and finance leases totaled $78.8 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

We expect to depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our Credit Facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control, including any lingering impacts of the COVID-19 pandemic, inflation and global economic conditions. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in net sales and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not generate adequate resources, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing Credit Facility, may restrict us from adopting some or any of these alternatives. Our inability to incur additional debt in the future could also delay or prevent a change in control of our Company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could make us more vulnerable to economic downturns and adverse developments in our business. Our current indebtedness and any inability to pay our debt obligations as they come due or an inability to incur additional debt could adversely affect our business and results of operations.

The terms of our Credit Facility impose operating and financial restrictions on us.

Our Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of December 31, 2022 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our variable rate indebtedness subjects us to interest rate risk, which, along with the phase-out of LIBOR and transition to SOFR, could cause our indebtedness service obligations to increase significantly.

As a result of market interest rate fluctuations, interest rates under our Credit Facility or other variable rate indebtedness we may incur in the future could be higher or lower than current levels. As interest rates increase, our debt service obligations under our Credit Facility may increase even though the amounts borrowed remain the same, and our net income (loss) and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We have entered into an interest rate swap agreement that involves the exchange of floating for fixed rate interest payments in order to partially reduce interest rate volatility under our Credit Facility. However, we currently do not maintain interest rate swap agreements with respect to all of our variable rate indebtedness, and any interest rate swap agreements we enter into in the future may not fully mitigate our interest rate risk.

Effective February 28, 2023, we amended both our Credit Facility and our then-effective interest rate swap agreement to implement certain changes in the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”) in response to the previous announcement by the ICE Benchmark Administration, the administrator of LIBOR, that it would cease publication of all remaining U.S. Dollar LIBOR settings effective June 30, 2023. As a result, we have a choice of interest rates between (a) Adjusted Term SOFR and (b) a Base Rate, in each case plus an applicable margin and as further defined in the Credit Facility. The applicable margin is based on our Consolidated Leverage Ratio (as defined in the Credit Facility) and whether we elect Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%). SOFR is a relatively new reference rate, and its composition and characteristics are not the same as LIBOR. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. As such, SOFR is observed and backward looking, which stands in contrast with LIBOR under the previous methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting bank panel members. Given SOFR’s limited history, the future performance of SOFR cannot be predicted based on historical performance, and there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time or that it is a comparable substitute for LIBOR. The consequences of transitioning to SOFR could result in an increase in the cost of our variable rate indebtedness, which may impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

Our stock repurchase program could affect the price of our Common Stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Common Stock.

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the year ended December 31, 2022, we acquired 0.9 million shares of Common Stock on the open market at a cost of $4.7 million. Upon completion of this repurchase, these shares of Common Stock were retired. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

The price of our Common Stock may be volatile, any issuance of Common Stock upon the exercise of remaining warrants will dilute existing stockholders and such issuances and/or any sales of Common Stock by large stockholders may depress the market price of our Common Stock.

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

These factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Additionally, we have registered for resale the shares of Common Stock of certain of our significant holders of our Common Stock, including our largest stockholder, Adams Street Partners, LLC. Any sale of large amounts of our Common Stock on the open market or in privately negotiated transactions could have the effect of increasing the volatility in the price of our Common Stock or putting significant downward pressure on the price of our Common Stock. Also, the issuance of Common Stock upon exercise of warrants that remain outstanding and exercisable may result in immediate dilution to the equity interests of our existing common stockholders and might result in dilution in the tangible net book value of a share of Common Stock, depending upon the price on which the additional shares are issued. We may also seek to engage in further capital optimization transactions in the future, the result of which could trigger some dilution or have other impacts on the market price of our Common Stock and not achieve an improved capital structure. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our Common Stock to decline or require us to issue shares at a price that is lower than that paid by holders of our Common Stock in the past, which would result in those newly issued shares being dilutive.

Certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock outstanding as of December 31, 2022, two of our stockholders have aggregate voting power of 39.6% of our outstanding capital stock. As of December 31, 2022, (i) approximately 26.6% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.9% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer and President. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 42.0% as of December 31, 2022.

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

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of an online attack, earthquake, fire, terrorist attack, geopolitical instability including the ongoing conflict between Russia and Ukraine, war, power loss, telecommunications failure, extreme weather conditions (such as hurricanes, wildfires or floods) or other catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, loss of critical data or could prevent us from providing our products and services to our clients. In addition, several of our employee groups reside in areas particularly susceptible to earthquakes, such as the San Francisco Bay Area and Japan, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems, or otherwise continue to provide our services to our clients. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems could affect our ability to conduct normal business operations and adversely affect our business, financial condition and results of operations. Additionally, the emergence or spread of a pandemic or other widespread health emergency (or concerns over and response to the possibility of such an emergency), including any lingering impacts of the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

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

We lease all of our facilities, and we do not own any real property. We are expanding in multiple locations globally. To the extent we may require additional office space in the future, we believe that it would be readily available on commercially reasonable terms. For additional information regarding impairment charges related to certain of our office leases, please refer to Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impairment charges related to operating lease right-of-use assets.”

Item 3.    Legal Proceedings

The legal proceedings and government inquiry described in Note 10 of the 2022 consolidated financial statements included in Item 8 of this Report are incorporated in this Item 3. Legal Proceedings by reference.

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Global Market under the symbol “RMNI.”

Holders

On February 27, 2023, there were approximately 45 stockholders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock are held of record in broker “street names” for the benefit of individual investors.

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

The holders of Series A Preferred Stock were entitled to (i) a cash dividend of 10.0% per annum (the “Cash Dividend”), payable quarterly in arrears, and (ii) a quarterly payment-in-kind dividend of 3.0% per annum (the “PIK Dividend” and together with the Cash Dividend, the “Dividends”). The PIK dividend had been accrued quarterly in arrears following the July 19, 2018 issuance and through July 1, 2021. Thereafter all Dividends on such Series A Preferred Stock were payable in cash at a rate of 13.0% per annum until the redemption of the Series A Preferred Stock.

For further information about dividends on our Series A Preferred Stock, please refer to Note 6 of our consolidated financial statements included in Part II, Item 8 of this Report.

The payment of any dividends on our Common Stock is currently within the discretion of our Board of Directors subject to certain restrictions under the terms of our Credit Facility. We have not paid any cash dividends on our Common Stock to date and the payment of any future cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. It is presently expected that we will retain all earnings for use in our business operations and our stock repurchase program and, accordingly, it is not expected that our Board of Directors will declare any dividends on our outstanding shares of Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the information required by this item.

Stock Performance

The accompanying performance graph compares the cumulative total stockholder return on our Common Stock, $0.0001 par value per share, for the period beginning December 31, 2017 and ended December 31, 2022, with the cumulative total return on the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index over the same period (assuming the investment of $100 in our Common Stock, the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index on December 31, 2017), and the reinvestment of dividends. The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Rimini Street, Inc.	$100.00	$65.11	$49.05	$56.01	$75.47	$48.17
Nasdaq Composite Index	$100.00	$97.33	$132.54	$190.84	$232.41	$159.23
Dow Jones U.S. Computer Services Index	$100.00	$88.39	$110.98	$126.14	$150.73	$132.74

Total Return
250
200
150
100
50
0
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For the three months ended December 31, 2022, the Company did not acquire any of its shares of Common Stock. For the year ended December 31, 2022, the Company acquired an aggregate 0.9 million shares of Common Stock on the open market at a total cost of $4.7 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

On August 6, 2021, we reacquired 0.1 million shares of Common Stock for $1.1 million related to restricted stock units that vested on that date. As further discussed in this report, we also redeemed all remaining outstanding shares of our Series A Preferred Stock in July 2021.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rimini Street, Inc. was formed in the State of Nevada in 2005 (“RSI” or “predecessor”) and, through a merger in 2017 with a public company, became Rimini Street, Inc., a Delaware corporation (referred to as the “Company”, “we” and “us”), trading on the Nasdaq Global Market under the ticker symbol “RMNI”. References to “management” or “management team” refer to the officers and directors of the Company.

A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 that are not in this Report can be found under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 2, 2022, and is available on the SEC’s website at sec.gov.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to those statements included in Item 8 of this Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A and elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements” contained in this Report.

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

Overview

Rimini Street, Inc. and its subsidiaries (referred to as “Rimini Street”, the “Company”, “we” and “us”) are global providers of end-to-end enterprise software support, products and services. The Company offers a comprehensive family of unified solutions to run, manage, support, customize, configure, connect, protect, monitor, and optimize clients’ enterprise application, database, and technology software platforms.

We founded Rimini Street to disrupt and redefine the enterprise software support market by developing and delivering innovative new solutions that filled a then-unmet need in the enterprise software market. We became and remain the leading independent software support provider for Oracle and SAP products based on both the number of active clients supported and recognition by industry analyst firms.

Over the years, as our reputation for technical capability, value, innovation, responsiveness and trusted reliability grew, clients and prospects began asking us to expand the scope of our support, product and service offerings to meet other needs and opportunities related to their enterprise software. We also heard from prospects and clients that their goals include reducing the number of IT vendors to more manageable numbers from a governance perspective, with a desire to select vendors who can provide a wider scope of IT services and become true trusted partners.

To meet the needs of our clients and prospects and to service a significantly expanded addressable market opportunity, we designed, developed and are now delivering a new, expanded solutions portfolio for a wider array of enterprise software – including an expanded list of supported software; managed services for Oracle, SAP, IBM, Salesforce and open-source database software; and new solutions for security, interoperability, observability and consulting. We also now offer an integrated package of our services in a unique end-to-end, “turnkey” outsourcing option for Oracle and SAP landscapes that optimizes our clients’ existing technologies with a minimum of 15 extended years of operating lifespan and enables our clients to focus their IT talent and budget on higher-value, innovative projects that will support competitive advantage and growth.

As of December 31, 2022, we employed over 1,920 professionals and supported 3,020 active clients globally, including approximately 75 Fortune 500 companies and 17 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our support, products or services. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and have wholly-owned subsidiaries in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors for our support services are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP. We believe our primary competitors for our other solutions include systems integrators, security, interoperability and observability vendors; and IT consulting firms.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $409.7 million, $374.4 million and $326.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, representing a year-over-year increase of 9% and 15% for 2022 and 2021, respectively. We have a history of losses, and as of December 31, 2022, we had an accumulated deficit of $228.3 million. We recorded net loss of $2.5 million for the year ended December 31, 2022 and we recorded net income of $75.2 million and $11.6 million for the years ended December 31, 2021 and 2020, respectively. We generated approximately 53% of our revenue in the United States and approximately 47% of our revenue from our international business for the year ended December 31, 2022.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

We intend to continue investing for long-term revenue growth and profitability. We have invested and expect to continue investing in expanding our ability to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing enterprise software support, products, and services to address current and evolving client needs.

Recent Developments

On February 22, 2023, the Company amended its Credit Facility. The amendment implemented certain changes in the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). As of February 28, 2023, the Company has a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate, in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement, and is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%).

In addition, the amendment adjusted the definition of Consolidated EBITDA to provide an addback solely for the fourth fiscal quarter of 2022, and any period including such quarter, that costs and legal fees and expenses incurred by the Company in connection with its ongoing litigation with Oracle up to $10.0 million can be added back and included in the applicable calculation of the Consolidated EBITDA.

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

For the year ended December 31, 2022, we acquired an aggregate 0.9 million shares of Common Stock on the open market at a total cost of $4.7 million. Upon completion of all repurchase transactions, the acquired shares of Common Stock were retired.

Additionally, reference is made to Note 6 to our consolidated financial statements included in Part II, Item 8 of this Report for a discussion of developments related to our Series A Preferred Stock and Credit Facility.

Also, reference is made to Note 10 to our consolidated financial statements included in Part II, Item 8 of this Report for a discussion of developments in our litigation with Oracle.

Our Business Model

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. Also the costs associated with running and supporting these systems; failure and downtime; security exposure; integrating and monitoring; and maintaining the tax, legal and regulatory compliance of these software systems, have increased in both actual spend and as a percentage of the full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business.

The majority of our revenue through December 31, 2022, was generated from our support solutions.

In a traditional licensing model, the customer typically procures a perpetual software license and pays for the license in a single upfront fee (“perpetual license”), and base software support services can be optionally procured from the software vendor for an annual fee that is typically 20-23% of the total cost of the software license. In a newer subscription-based licensing model, such as software as a service (“SaaS”), the customer generally pays for the usage of the software on a monthly or annual basis (“subscription license”). Under a subscription license, the product license and a base level of software support are generally bundled together as a single purchase, and the base level of software support is not procured separately nor is it an optional purchase.

When we provide our support solutions for a perpetual software license, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to approximately 25% of the annual fees charged by the software vendor for their base support. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks and/or government security clearance for engineers accessing a client’s system than our standard employment security background check and requirements. Clients may be asked to pay an additional fee for Rimini Street Extra Secure Support.

In addition to our support services, we also offer a breadth of enterprise software support, products and services through our full portfolio of solutions at an additional fee that is calculated based on a variety of factors and metrics. Our solutions are designed to meet specific client needs and are designed to provide what we believe is exceptional value and return for the fees charged. For more details about our Solutions Portfolio, please see Item 1 “Business” included in Part I of this Report.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of December 31, 2022, 2021 and 2020, we had approximately 3,020, 2,840 and 2,480 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our support, products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of December 31, 2022, 2021 and 2020, we had over 1,510, 1,470 and 1,310 unique clients, respectively.

The increase in both our active and unique client counts has been a combination of new unique client wins as well as cross-sales of new support, products and services to existing clients. As noted previously, we intend to focus future growth on both new and existing clients. We believe that the growth in our number of clients is an indication of the increased adoption of our enterprise software products and services.

Annualized subscription revenue

We recognize subscription revenue on a daily basis. We define annualized subscription revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base assuming no cancellations or price changes occur during that period. Subscription revenue excludes any non-recurring revenue, which has been insignificant to date. Our annualized subscription revenue was approximately $420 million, $393 million and $349 million as of December 31, 2022, 2021 and 2020, respectively.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancelable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92% for each of the years ended December 31, 2022, 2021 and 2020.

Gross margin

We derive revenue through the sale of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross margin is the ratio of gross profit divided by revenue. Our gross margin was approximately 62.8%, 63.6% and 61.4% for the years ended December 31, 2022, 2021 and 2020, respectively. We believe the gross margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Factors Affecting Our Operating Performance

Litigation

The information from Item 3, Legal Proceedings and Item 1A, “Risk Factors-—Risks Related to Litigation—“We and our Chief Executive Officer and President are involved in litigation with Oracle. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results,” is incorporated by reference herein. For claims on which Oracle has prevailed or may prevail, we have been and could be required to pay substantial damages for our current or past business activities or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business.

Adoption of enterprise software products and services

We believe the existing market for independent enterprise software support services is underserved. We are a global provider of enterprise software products and services, the leading third-party support provider for Oracle and SAP software products, and a Salesforce partner. We also believe the existing market for our other enterprise software products and services is underserved, and that we have unique products and services that can meet client needs in the marketplace. For example, we provide security, interoperability and compatibility products and services with the Rimini Protect and Rimini Connect solutions.

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

Sales cycle

We sell our services to our clients primarily through our direct sales organization. Our sales cycle, depending on the product or service, typically ranges from six months to a year from when a prospective client is engaged. While we believe that there is a significant market opportunity for our enterprise software support, products and services, we often must educate prospective clients about the value of our products and services, which can result in lengthy and multiple sales cycles, particularly for larger prospective clients, as well as the incurrence of significant marketing expenses. Our typical sales cycle with a prospective client begins with the generation of a sales lead through trade shows, industry events, online marketing, media interviews and articles, inbound calls, outbound calls or client, analyst or other referral. The sales lead is followed by an assessment of the prospect’s current software license contract terms where relevant, systems environment, products and releases being used, needs and objectives.

The variability in our sales cycle for software support services is impacted by whether software vendors or other current software support providers are able to convince potential clients that they should renew their software support contract with the existing vendor or procure or renew supplemental support services from the existing vendor, respectively. Another driver of our sales cycle variability is any announcement by a software vendor of their discontinuation, reduction or limitation of support services for a particular software product or release for which we continue to offer a competing support service. In addition, our sales cycle variability for software support is impacted by vendor discounts provided by software vendors to retain existing clients or attract potential clients. Finally, our litigation with Oracle around our support service offerings can also drive sales cycle variability as clients oftentimes perform their own legal due diligence, which can lengthen the sales cycle.

Global Economic Uncertainty and Impact of COVID-19

We have experienced some clients not renewing our services as their businesses have been adversely impacted during the COVID-19 pandemic and the resulting global economic uncertainty, as well as by the further economic disruption caused by the Russian invasion of Ukraine in early fiscal 2022 and recent political turmoil in China. While we do not physically operate in Russia, the Ukraine or in mainland China, these global events, together with fiscal and monetary policy adopted during the pandemic, has increased inflationary cost pressures, negatively impacting the global economy and causing the U.S. Federal Reserve began to raise interest rates in March 2022. We expect additional rate increases in the future. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the lingering impacts of the COVID-19 pandemic had a significant net impact on our revenue or results of operations during the ended December 31, 2022.

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

Cost of revenue. Cost of revenue includes salaries, benefits and stock-based compensation expenses associated with our technical support and service delivery organizations, as well as allocated overhead and non-personnel expenses such as outside services, professional fees and travel-related expenses. Allocated overhead includes overhead costs for depreciation of equipment, facilities (consisting of leasehold improvements and rent) and technical operations (including costs for compensation of our personnel and costs associated with our infrastructure). We recognize expenses related to our technical support and service delivery organizations as they are incurred. All other costs include royalties paid for the use of products or services resold or licensed to clients, which were provided by other vendors.

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

Impairment charges related to operating lease right-of-use assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for other long-lived assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value.

Reorganization costs. These costs consist primarily of severance costs associated with our reorganization plan that occurred as of the year-end.

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

Loss from change in fair value of redeemable warrants. Loss on change in fair value of redeemable warrants amounted to a loss of $4.2 million for the year ended December 31, 2021. The fair value per warrant changed from $0.35 per warrant as of December 31, 2020 to $1.04 per warrant as of October 29, 2021, which was the date whereby the GP Sponsor Warrants were determined to no longer be treated as a liability.

Other expenses, net. Other expenses, net consists primarily of gains or losses on foreign currency transactions, write-off of deferred debt financing costs related to unsuccessful financings, and interest income.

Income taxes. The provision for income taxes is based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Our provision for income taxes consists primarily of foreign taxes for the periods presented, as our taxable income for U.S. federal and state purposes is offset by net operating losses. In addition, based on all available evidence, we determined that it was more likely than not that we could benefit from our deferred tax assets, resulting in a tax benefit of $62.3 million in the year ended December 31, 2021. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In prior years, the domestic net deferred tax assets had been fully offset by a valuation allowance because of our lack of domestic earnings history.

Results of Operations

Comparison of Years ended December 31, 2022 and 2021

Our consolidated statements of operations for the years ended December 31, 2022 and 2021 are presented below (in thousands):

			Variance
	2022	2021	Amount	Percent
Revenue	$409,662	$374,430	$35,232	9.4%
Cost of revenue:
Employee compensation and benefits	102,314	95,053	7,261	7.6%
Engineering consulting costs	23,296	18,871	4,425	23.4%
Administrative allocations (1)	15,416	14,681	735	5.0%
All other costs	11,359	7,859	3,500	44.5%
Total cost of revenue	152,385	136,464	15,921	11.7%
Gross profit	257,277	237,966	19,311	8.1%
Gross margin	62.8%	63.6%
Operating expenses:
Sales and marketing	143,018	128,496	14,522	11.3%
General and administrative	75,367	64,172	11,195	17.4%
Impairment charges related to operating lease right-of-use assets	3,013	1,649	1,364	82.7%
Reorganization costs	2,525	—	2,525	N/A
Litigation costs and related recoveries, net	25,265	16,876	8,389	49.7%
Total operating expenses	249,188	211,193	37,995	18.0%
Operating income	8,089	26,773	(18,684)	(69.8)%
Non-operating expenses:
Interest expense	(4,271)	(1,550)	(2,721)	175.5%
Loss from change in fair value of redeemable warrants	—	(4,183)	4,183	(100.0)%
Other expenses, net	(13)	(1,605)	1,592	(99.2)%
Income before income taxes	3,805	19,435	(15,630)	(80.4)%
Income taxes	(6,285)	55,784	(62,069)	(111.3)%
Net income (loss)	$(2,480)	$75,219	$(77,699)	(103.3)%
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

Revenue. Revenue increased from $374.4 million for the year ended December 31, 2021 to $409.7 million for the year ended December 31, 2022, an increase of $35.2 million or 9%. The vast majority of this increase was driven by a 7% increase in the average number of unique clients, as opposed to existing unique clients subscribing to additional services. On a regional basis, United States revenue grew from $199.8 million for fiscal 2021 to $215.4 million for fiscal 2022, an increase of $15.6 million or 8%, while international revenue grew from $174.6 million for fiscal 2021 to $194.3 million for fiscal 2022, an increase of $19.7 million or 11%.

Cost of revenue. Total cost of revenue increased from $136.5 million for the year ended December 31, 2021 to $152.4 million for the year ended December 31, 2022, an increase of $15.9 million or 12%. This increase was primarily due to additional support required for the client growth which resulted in an increase in employee compensation and benefits of $7.3 million, an increase in engineering consulting costs of $4.4 million, an increase in all other costs of $3.5 million and an increase in allocated costs of $0.7 million.

The $7.3 million increase in cost of revenue attributable to employee compensation and benefits for the year ended December 31, 2022, was primarily due to an increase in salaries, wages and benefit costs due to a 20% increase in the average number of employees devoted to cost of revenue functions, annual pay increases, and increased bonus payouts.

As discussed in Note 10 to our consolidated financial statements included in Item 8 of this Report, in August 2018 Oracle obtained an Injunction from the District Court that prohibits us from using certain processes and could require us to incur additional labor costs to provide support for our clients as contracted. In August 2019, the Court of Appeals entered an order affirming the Injunction and the award of attorneys’ fees that were previously paid to Oracle. However, the Court of Appeals agreed that the Injunction was overbroad in two respects and instructed the District Court to remove the restriction on “local hosting” of J.D. Edwards and Siebel software and the prohibition against “accessing” J.D. Edwards and Siebel software source code. Since the date the temporary stay was lifted on the permanent injunction, we have incurred and will continue to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because the Injunction contains language that could be read to cover some current support practices that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing.

Gross Profit. Gross profit increased from $238.0 million for the year ended December 31, 2021 to $257.3 million for the year ended December 31, 2022, an increase of $19.3 million or 8%. Gross margin for the year ended December 31, 2021 was 63.6% compared to 62.8% for the year ended December 31, 2022. Our revenue for the year ended December 31, 2022 increased by $35.2 million or 9% compared to the year ended December 31, 2021. Total cost of revenue for the year ended December 31, 2022 increased by $15.9 million, or 12%, compared to the year ended December 31, 2021. Given that the increase in the cost of revenue was 12% compared to the increase in revenue of 9%, it resulted in a decrease of 80 basis points in our gross margin for the year ended December 31, 2022 compared to the year ended December 31, 2021. The lower gross margin for the year ended December 31, 2022 was primarily due to accelerating employee compensation and benefits, engineering consulting costs and all other costs more rapidly than our revenue growth.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 34% for the year ended December 31, 2021 to 35% for the year ended December 31, 2022. In dollar terms, sales and marketing expenses increased from $128.5 million for the year ended December 31, 2021 to $143.0 million for the year ended December 31, 2022, an increase of $14.5 million or 11%. This increase was primarily due to (i) a $6.1 million increase in employee compensation and benefits as a result of a 4% increase in average headcount, (ii) an increase in travel and entertainment of $5.8 million, (iii) an increase in trade show costs of $2.7 million, (iv) an increase of all other costs of $1.5 million, and (v) an increase of advertising costs of $0.5 million. These increases were offset by a decline in marketing and promotion costs of $2.1 million.

The $6.1 million increase in sales and marketing expense attributable to employee compensation and benefits for the year ended December 31, 2022 was primarily due to an increase in (i) salaries, wages and benefit costs of $5.5 million due to a 4% increase in the average number of employees devoted to sales and marketing functions, annual pay increases, and higher bonus payouts and (ii) commissions of $0.6 million due to new customer wins in excess of the prior year. Our overall spending increased as we attempt to accelerate our future revenue growth by investing in more resources.

General and administrative. General and administrative expenses increased from $64.2 million for the year ended December 31, 2021 to $75.4 million for the year ended December 31, 2022, an increase of $11.2 million or 17%. This increase was primarily due to (i) increases in compensation and benefit costs of $6.6 million, (ii) an increase in computer software and license costs of $3.1 million, (iii) an increase of travel expenses of $2.3 million, (iv) an increase in other taxes of $1.5 million, (v) an increase in contract labor of $0.9 million, and (vi) an increase in all other costs of $0.5 million. These unfavorable variances were offset, in part, by (i) a reduction in professional fees of $2.7 million, (ii) a favorable increase in our administrative allocations of $0.9 million, and (iii) a reduction in rent of $0.4 million.

The $6.6 million increase in general and administrative expenses attributable to employee compensation and benefits for the year ended December 31, 2022, was primarily due to an increase in salaries, wages and benefit costs of $6.1 million due to a 22% increase in the average number of employees devoted to general and administrative functions, annual pay increases, and increased bonus payouts, and an increase of $0.5 million in stock-based compensation expense.

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

Impairment charges related to operating lease right-of-use assets. We recognized an impairment charge of $1.6 million for the year ended December 31, 2021 compared to $3.0 million for the year ended December 31, 2022, related to our office leases as we ceased to use additional portions of our office space due to increased use of remote work. In addition, we revised our estimates for sublease rent due to current real estate market conditions.

Reorganization costs. We recognized reorganization costs of $2.5 million for the year ended December 31, 2022. The costs consist primarily of severance costs associated with our reorganization plan.

Litigation costs and related recoveries, net. For the years ended December 31, 2022 and 2021, litigation costs and related recoveries, net consist of the following (in thousands):

	2022	2021	Change
Litigation settlement expense	$—	$7,530	$(7,530)
Professional fees and other defense costs of litigation	25,654	16,457	9,197
Insurance recoveries, net	(389)	(7,111)	6,722
Litigation costs, net of related insurance recoveries	$25,265	$16,876	$8,389

Litigation settlement expense decreased from $7.5 million for the year ended December 31, 2021 to no expense for the year ended December 31, 2022. Following nearly two years of discovery by Oracle, the District Court ruled in favor of the Company with respect to five of the items. With respect to the other five items, the District Court found the Company violated the Injunction, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use, and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. We estimated those costs to be $6.9 million for the year ended December 31, 2021 with no change to our estimate during the year ended December 31, 2022.

Professional fees and other defense costs associated with litigation increased from $16.5 million for the year ended December 31, 2021 to $25.7 million for the year ended December 31, 2022, an increase of $9.2 million. This increase was primarily due to costs associated with the Rimini II trial, which occurred from November 2022 to December 2022, compared to the costs incurred with our September 2021 hearing related to determining if we had been in contempt of the Injunction.

Insurance costs and related recoveries, net decreased from a net benefit of $7.1 million for the year ended December 31, 2021 to net benefit of $0.4 million for the year ended December 31, 2022. These balances represent insurance proceeds received relating to our litigation costs incurred as part of the injunction proceedings. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation with Oracle.

Interest expense. Interest expense increased from $1.6 million for the year ended December 31, 2021 to $4.3 million for the year ended December 31, 2022, an increase of $2.7 million. Interest expense increased primarily due to us entering into a five-year Credit Facility for $90 million on July 20, 2021, resulting in only 165 days of interest in the prior year ended December 31, 2021 compared to 365 days during the current year ended December 31, 2022. In addition, our Credit Facility's LIBOR rate increased from 0.13% as of December 31, 2021 to 4.07% as of December 31, 2022. Lastly, we incurred $0.2 million of interest expense during the year ended December 31, 2022, related to the net payment activity associated with our interest rate swap, which was entered into on May 18, 2022.

Loss on change in fair value of redeemable warrants. Loss on change in fair value of redeemable warrants amounted to a loss of $4.2 million for the year ended December 31, 2021 compared to no loss for the year ended December 31, 2022. The fair value per warrant changed from $0.35 per warrant as of December 31, 2020 to $1.04 per warrant as of October 29, 2021, which was the date whereby the GP Sponsor Warrants were determined to no longer be treated as a liability. Hence as of October 29, 2021, no further changes in fair value were recorded to the income statement.

Other expenses, net. For the year ended December 31, 2021, we had other expenses, net of $1.6 million as compared to other expenses net of $13 thousand for the year ended December 31, 2022, a decrease of $1.6 million. For the year ended December 31, 2021, other expense, net of $1.6 million was primarily comprised of foreign exchange losses of $1.4 million and other non-operating expenses of $0.2 million. For the year ended December 31, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. Dollar initially strengthened against the majority of foreign currencies where our foreign entities operate and then weakened during the fourth quarter of 2022. As a result, we ended up experiencing a small gain of $12 thousand for the year ended December 31, 2022. The foreign exchange gain was offset by other non-operating expenses of $25 thousand for the year ended December 31, 2022.

Income taxes. Income taxes went from a benefit of $55.8 million for the year ended December 31, 2021 to a tax expense of $6.3 million for the year ended December 31, 2022, an increase of income tax expense of $62.1 million or 111%.

This was primarily the result of reducing our valuation allowance by $65.7 million during the year ended December 31, 2021 as we determined that it was more likely than not that we could benefit from our deferred tax assets based on all of the available evidence.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had a working capital deficit of $71.3 million and we had an accumulated deficit of $228.3 million. We recorded a net loss of $2.5 million and net income of $75.2 million for the years ended December 31, 2022 and 2021, respectively.

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

We funded the redemption with borrowings from a five year term loan of $90 million, which was entered into on July 20, 2021 (the “Credit Facility”). The Credit Facility originally bore interest at LIBOR plus a margin ranging from 1.75% to 2.50% and contains certain financial covenants, including a minimum fixed charge coverage ratio, a total leverage ratio, and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

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

On March 11, 2021, we completed a public offering of 7.8 million shares of our Common Stock (the “March 2021 Offering”) at a price of $7.75 per share for total gross proceeds of $57.0 million. Net proceeds from the March 2021 Offering were $55.6 million after underwriter and offering expenses. We used the net proceeds from the March 2021 Offering to redeem 60,000 shares of Series A Preferred Stock.

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

Credit Facility

On February 22, 2023, the Company amended its Credit Facility. The amendment implemented certain changes in the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). As of February 28, 2023, the Company has a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate, in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement, and is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%).

In addition, the amendment adjusted the definition of Consolidated EBITDA to provide an addback solely for the fourth fiscal quarter of 2022, and any period including such quarter, that costs and legal fees and expenses incurred by the

Company in connection with its ongoing litigation with Oracle up to $10.0 million can be added back and included in the applicable calculation of the Consolidated EBITDA.

Effective July 20, 2021, we received $89.3 million of net proceeds related to the Credit Facility. The borrowings under the Credit Facility were discounted at 0.375%. As part of the transaction, we incurred issuance costs of $4.2 million, which were capitalized and will be amortized over the term of the Credit Facility.

The Credit Facility originally bore interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.75% to 2.50%. For the year ended December 31, 2022, the interest rate on the Credit Facility was 5.8%. Effective February 28, 2023, we amended the Facility to implement certain changes in the reference rate from LIBOR to SOFR.

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility will be 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term. For the year ended December 31, 2022, the Company made principal payments of $9.5 million.

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

Please refer to Notes 5 through 8 to the consolidated financial statements included in Part II, Item 8 of this Report for information regarding our Credit Facility, our Series A Preferred Stock and our Common Stock Offerings.

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $265.8 million that is included in current liabilities as of December 31, 2022. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to customers are currently limited to approximately 37% of the related deferred revenue based on our gross margin of 63% for the year ended December 31, 2022.

For the next 12 months, assuming that our operations are not significantly adversely impacted by the lingering impacts of the COVID-19 pandemic or the slowing economy, we believe that cash, cash equivalents, and restricted cash of $109.4 million as of December 31, 2022, plus future cash flow from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures, and our contractual obligations of approximately $16.1 million that are due during the 12 months ending December 31, 2023.

Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, the introduction of new and enhanced services offerings and any lingering impacts of the COVID-19 pandemic. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. Alternatively, we may also consider reducing amounts outstanding under our Credit Facility to minimize our exposure to rising interest rates. If interest rates continue to increase as expected and adverse economic changes occur, we may not be able to access credit on terms favorable to us, impacting our ability to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

As discussed below in greater detail, for the year ended December 31, 2022, we generated cash flows from our operating activities of $34.9 million. We believe our operating cash flows for the year ending December 31, 2022 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021	Change
Net cash provided by (used in):
Operating activities	$34,898	$66,945	$(32,047)
Investing activities	(24,445)	(2,108)	(22,337)
Financing activities	(13,568)	(26,565)	12,997

The effect of foreign currency translation was unfavorable by $7.4 million and $6.2 million for the years ended December 31, 2022 and 2021, respectively, due to unfavorable foreign exchange impacts related to foreign cash. For the year ended December 31, 2022, we experienced significant changes in foreign currency exchange rates as the U.S. Dollar strengthened against the majority of foreign currencies where our foreign entities operate until the fourth quarter of 2022, when the U.S. Dollar started to weaken against some of our foreign currencies. The overall strengthening of the U.S. Dollar reduced the reported amount of our foreign-denominated cash and cash equivalents which are translated into U.S. Dollars and reported in our Consolidated Financial Statements for the year ended and as of December 31, 2022.

Cash Flows Provided by Operating Activities

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. For the years ended December 31, 2022 and 2021, cash flows provided by operating activities amounted to $34.9 million and $66.9 million, respectively.

For the year ended December 31, 2022, cash flows provided by operating activities amounted to $34.9 million. We recognized a net loss of $2.5 million, non-cash expenses, net amounted to $20.9 million, and favorable changes in operating assets and liabilities, net were $16.5 million for the year ended December 31, 2022. For the year ended December 31, 2022, the non-cash expenses, net amounted to $20.9 million and were comprised of the following: stock-based compensation expense of $10.9 million, amortization and accretion related to ROU assets and liabilities of $5.5 million, a non-cash impairment charge related to ROU assets of $3.0 million, depreciation and amortization expense of $2.5 million, and accretion and amortization of debt discount and issuance costs of $1.0 million. These expenses were offset by a benefit in our deferred tax provision of $2.1 million.

For the year ended December 31, 2022, changes in operating assets and liabilities were favorable by $16.5 million to the operating cash flows due to several items. The first item was a favorable change of $18.9 million for accounts receivable as we collected $434.5 million of accounts receivable during the year ended December 31, 2022 compared to billings, net of $409.3 million, for the year ended December 31, 2022. As a result, our days sales outstanding for accounts receivable was 72 days as of December 31, 2022. In addition, our deferred revenue had a favorable impact on our operating cash flows of $3.2 million, primarily due to changes in foreign exchange rates during the year as billings, net of $409.3 million and revenue of $409.7 million for the year ended December 31, 2022 offset each other. Also, accounts payable had a favorable operating cash flow impact of $2.4 million during the year ended December 31, 2022. This was a result of an increase in the number of our payment days by 22% over the prior year. Accrued compensation, benefits, commissions and other liabilities were also favorable to our operating cash flows for $2.8 million during the year ended December 31, 2022. This was due to having accrued for reorganization costs as of December 31, 2022. These favorable changes were offset by unfavorable changes in prepaid expenses, deposits and other assets of $6.6 million and deferred contract costs of $4.2 million for the year ended December 31, 2022. The change in prepaid expenses, deposits and other assets of $6.6 million was primarily due to making a long-term prepayment of $5.0 million in 2022. The unfavorable change in deferred costs was due to capitalizing $22.0 million of commission costs and amortizing $17.7 million of these costs during the year ended December 31, 2022.

For the year ended December 31, 2021, cash flows provided by operating activities amounted to $66.9 million. We recognized net income of $75.2 million, non-cash expenses resulting in a use of $37.8 million and favorable changes in operating assets and liabilities, net of $29.5 million for the year ended December 31, 2021. For year ended December 31, 2021, the non-cash expenses, net amounted to a use of $37.8 million and were comprised of stock-based compensation expense of $9.7 million, amortization and accretion related to ROU assets and liabilities of $6.1 million, a loss from change in fair value of redeemable warrants of $4.2 million, depreciation and amortization expense of $2.4 million, a non-cash impairment charge related to ROU assets of $1.6 million and accretion and amortization of debt discount and issuance costs of $0.4 million. These expenses were offset by a change in our deferred tax asset provision which amounted to a benefit of $62.3 million, related primarily to the reduction in our valuation allowance during 2021.

For the year ended December 31, 2021, changes in operating assets and liabilities were favorable by $29.5 million to the operating cash flows due to several items. The primary reason was due to a favorable change in deferred revenue of $47.3 million as billings, net of $417.8 million for the year ended December 31, 2021 were offset by revenue of $374.4 million for the year ended December 31, 2021. In addition, accrued compensation, benefits and other liabilities was favorable for $3.5 million during the year ended December 31, 2021 primarily because of accruing for legal liabilities as of December 31, 2021. Also, accounts payable were favorable by $2.5 million for the year ended December 31, 2021 because our payment days increased 58% over the prior year. These favorable changes were offset by the unfavorable changes of $18.8 million for accounts receivable, $3.5 million related to prepaid expenses, deposits and other and $1.6 million deferred contract costs. The unfavorable change in accounts receivable of $18.8 million was due to collecting $407.9 million of receivables during the year ended December 31, 2021 compared to billings, net of $417.8 million. Consequently, our days sales outstanding for accounts receivable was 83 days as of December 31, 2021. The unfavorable change of $3.5 million in prepaid expenses, deposits and other assets was due to incremental payments made in 2021. Finally, the deferred contract costs were unfavorable by $1.6 million for the year ended December 31, 2021 as capitalized commissions amounted to $17.5 million for the year ended December 31, 2021, while we amortized $16.0 million of these costs during the year ended December 31, 2021.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were primarily driven by investment purchases, investment sales and capital expenditures for computer equipment as we continued to invest in our business infrastructure and advance our geographic expansion. Cash used in investing activities totaled $24.4 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, cash used in investing activities of $24.4 million consisted of investment purchases of $31.2 million, offset in part by investment sales of $11.1 million as we began to invest funds in September 2022, and capital expenditures of $4.3 million. The capital expenditures of $4.3 million consisted of new computer equipment and capitalized development costs for a new payroll and client portal system in our U.S. entity.

For the year ended December 31, 2021, capital expenditures of $2.1 million consisted of new computer equipment and leasehold improvements of $1.1 million for our U.S. facilities, and $1.0 million for computer equipment at our foreign locations, primarily in India.

Cash Flows from Financing Activities

For the year ended December 31, 2022, cash utilized in financing activities of $13.6 million was attributable to principal payments related to the Credit Facility of $9.5 million, payments to repurchase shares of Common Stock totaling $4.7 million and finance lease payments of $0.3 million. These cash uses were offset by proceeds of $1.0 million received from stock option exercises.

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

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax set forth in the U.S. Tax Cuts and Jobs Act of 2017 may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of December 31, 2022, we had cash and cash equivalents of $65.0 million in our foreign subsidiaries.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2022 and the period in which each contractual obligation is due (in thousands):

	Year Ending December 31:
	2023	2024	2025	2026	2027	Thereafter	Total
Credit Facility
Principal payments plus interest at 6.1%	$10,377	$11,120	$11,804	$59,936	$—	$—	$93,237
Lease obligations:
Operating	5,340	4,625	3,050	2,446	208	—	15,669
Financing	398	398	332	—	—	—	1,128
Total	$16,115	$16,143	$15,186	$62,382	$208	$—	$110,034

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Estimates

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and amended in December 2020 with ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. As of December 31, 2022, we have not adopted any expedients and exceptions under ASU 2020-04, however we will be adopting ASU 2020-04 effective January 1, 2023.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated between 41% and 47% of our revenue from our international business for the years ended December 31, 2022, 2021 and 2020. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits with the expectation that we will initiate such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

As of December 31, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $1.1 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) and would have impacted the effect of foreign currency changes on cash by a plus or minus $6.5 million in our Consolidated Statement of Cash Flows.

Interest Rate Sensitivity

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which originally bore interest at LIBOR plus a margin ranging from 1.75% to 2.50%. Effective February 28, 2023, we amended our Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR. Accordingly, we were previously exposed to market risk due to variable interest rates based on LIBOR and are currently exposed to market risk due to variable interest rates based on SOFR. As of December 31, 2022, we had $74.8 million outstanding debt under the Credit Facility. As of this date, a reasonably possible hypothetical adverse change of 100 basis points in would have resulted in an increase of approximately $0.1 million in annual interest expense. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note 5 of our consolidated financial statements included in Part II, Item 8 of this Report for more information related to the Credit Facility.

Inflation Risk

With regards to inflation risk and other economic conditions, please refer to Item 1A. Risk Factors included in Part I of this Report.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Rimini Street, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rimini Street, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of revenue contracts with non-standard provisions

As discussed in Note 2 and Note 4 to the consolidated financial statements, the Company recognized $409,662 thousand in revenue which was primarily derived from the subscription-based software support revenue for the year ended December 31, 2022. A significant portion of the Company’s contracts contain non-standard provisions which require judgment to determine the appropriate accounting through the five-step framework prescribed by ASC Topic 606 – Revenue from Contracts with Customers.

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

Santa Clara, California
March 1, 2023

RIMINI STREET, INC.

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$109,008	$119,571
Restricted cash	426	419
Accounts receivable, net of allowance of $723 and $576, respectively	116,093	135,447
Deferred contract costs, current	17,218	14,985
Short-term investments	20,115	—
Prepaid expenses and other	18,846	16,340
Total current assets	281,706	286,762
Long-term assets:
Property and equipment, net	6,113	4,435
Operating lease right-of-use assets	7,142	12,722
Deferred contract costs, noncurrent	23,508	21,524
Deposits and other	7,057	1,786
Deferred income taxes, net	65,515	64,033
Total assets	$391,041	$391,262
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$4,789	$3,664
Accounts payable	8,040	5,708
Accrued compensation, benefits and commissions	37,459	36,558
Other accrued liabilities	32,676	26,124
Operating lease liabilities, current	4,223	4,227
Deferred revenue	265,840	253,221
Total current liabilities	353,027	329,502
Long-term liabilities:
Long-term debt, net of current maturities	70,003	79,655
Deferred revenue, noncurrent	34,081	47,047
Operating lease liabilities, noncurrent	9,094	12,511
Other long-term liabilities	2,006	2,933
Total liabilities	468,211	471,648
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 88,517 and 87,107 shares, respectively	9	9
Additional paid-in capital	156,401	149,234
Accumulated other comprehensive loss	(4,195)	(2,724)
Accumulated deficit	(228,269)	(225,789)
Treasury stock	(1,116)	(1,116)
Total stockholders' deficit	(77,170)	(80,386)
Total liabilities, redeemable preferred stock and stockholders' deficit	$391,041	$391,262

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue	$409,662	$374,430	$326,780
Cost of revenue	152,385	136,464	126,211
Gross profit	257,277	237,966	200,569
Operating expenses:
Sales and marketing	143,018	128,496	114,741
General and administrative	75,367	64,172	52,222
Impairment charges related to operating lease right-of-use assets	3,013	1,649	1,167
Reorganization costs	2,525	—	—
Litigation costs and related recoveries:
Litigation settlement expense	—	7,530	—
Professional fees and other costs of litigation	25,654	16,457	13,493
Insurance costs and recoveries, net	(389)	(7,111)	1,062
Litigation costs and related recoveries, net	25,265	16,876	14,555
Total operating expenses	249,188	211,193	182,685
Operating income	8,089	26,773	17,884
Non-operating expenses:
Interest expense	(4,271)	(1,550)	(77)
Loss from change in fair value of redeemable warrants	—	(4,183)	(1,394)
Other expenses, net	(13)	(1,605)	(258)
Income before income taxes	3,805	19,435	16,155
Income taxes	(6,285)	55,784	(4,569)
Net income (loss)	(2,480)	75,219	11,586
Other comprehensive income:
Foreign currency gain (loss)	(2,480)	(2,406)	1,111
Derivative instrument and other adjustments, net of tax	1,009	—	—
Comprehensive income (loss)	$(3,951)	$72,813	$12,697

Net income (loss) attributable to common stockholders	$(2,480)	$45,197	$(15,223)
Net income (loss) per share attributable to common stockholders - basic	$(0.03)	$0.54	$(0.21)
Net income (loss) per share attributable to common stockholders - diluted	$(0.03)	$0.51	$(0.21)
Weighted average number of shares of Common Stock outstanding - basic	87,672	84,318	71,231
Weighted average number of shares of Common Stock outstanding - diluted	87,672	88,970	71,231

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Stockholders’ Deficit
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2019	67,503	$7	$90,695	$(1,429)	$(312,594)	$—	$(223,321)
Stock-based compensation expense	—	—	7,461	—	—	—	7,461
Exercise of stock options for cash	1,689	—	1,808	—	—	—	1,808
Restricted stock units vested	1,114	—	—	—	—	—	—
Issuance of Common Stock in August 2020 Offering, net	6,100	1	25,103	—	—	—	25,104
Return related to repurchase of Series A Preferred Stock	—	—	(83)	—	—	—	(83)
Accretion of discount on Series A Preferred Stock	—	—	(6,275)	—	—	—	(6,275)
Paid and payable in cash on Series A Preferred Stock	—	—	(15,713)	—	—	—	(15,713)
Paid and payable in kind on Series A Preferred Stock	—	—	(4,738)	—	—	—	(4,738)
Foreign currency translation gain	—	—	—	1,111	—	—	1,111
Net income	—	—	—	—	11,586	—	11,586
Balances, December 31, 2020	76,406	8	98,258	(318)	(301,008)	—	(203,060)
Stock-based compensation expense	—	—	9,710	—	—	—	9,710
Exercise of stock options for cash	1,484	—	5,864	—	—	—	5,864
Restricted stock units vested	1,604	—	—	—	—	—	—
Issuance of Common Stock in March 2021 Offering, net	7,750	1	55,641	—	—	—	55,642
Accretion related to redemption of Series A Preferred Stock in July and April 2021	—	—	(13,693)	—	—	—	(13,693)
Make-whole dividends related to redemption of Series A Preferred Stock	—	—	(2,945)	—	—	—	(2,945)
Return on repurchase of Series A Preferred Stock shares in January 2021	—	—	(38)	—	—	—	(38)
Accretion of discount on Series A Preferred Stock	—	—	(2,277)	—	—	—	(2,277)
Paid and payable in cash on Series A Preferred Stock	—	—	(5,839)	—	—	—	(5,839)
Paid and payable in kind on Series A Preferred Stock	—	—	(1,752)	—	—	—	(1,752)
Reclassification of GP Sponsor Warrant liability	—	—	6,305	—	—	—	6,305
Foreign currency translation loss	—	—	—	(2,406)	—	—	(2,406)
Net income	—	—	—	—	75,219	—	75,219
Treasury Stock	(137)	—	—	—	—	(1,116)	(1,116)
Balances, December 31, 2021	87,107	9	149,234	(2,724)	(225,789)	(1,116)	(80,386)
Stock-based compensation expense	—	—	10,895	—	—	—	10,895
Exercise of stock options for cash	554	—	1,012	—	—	—	1,012
Restricted stock units vested	1,649	—	—	—	—	—	—
Issuance of Common Stock	60	—	—	—	—	—	—
Retired shares of Common Stock	(853)	—	(4,740)	—	—	—	(4,740)
Other comprehensive loss	—	—	—	(1,471)	—	—	(1,471)
Net loss	—	—	—	—	(2,480)	—	(2,480)
Balances, December 31, 2022	88,517	$9	$156,401	$(4,195)	$(228,269)	$(1,116)	$(77,170)
The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,480)	$75,219	$11,586
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	973	441	—
Non-cash impairment charge	3,013	1,649	1,167
Amortization and accretion related to ROU assets	5,530	6,139	6,192
Loss from change in fair value of redeemable warrants	—	4,183	1,394
Stock-based compensation expense	10,895	9,710	7,461
Depreciation and amortization	2,504	2,404	1,813
Deferred income taxes	(2,071)	(62,318)	(514)
Other	10	—	47
Changes in operating assets and liabilities:
Accounts receivable	18,916	(18,787)	(8,547)
Prepaid expenses, deposits and other	(6,616)	(3,455)	3,189
Deferred contract costs	(4,217)	(1,564)	(6,895)
Accounts payable	2,396	2,489	931
Accrued compensation, benefits, commissions and other liabilities	2,849	3,493	1,565
Deferred revenue	3,196	47,342	22,714
Net cash provided by operating activities	34,898	66,945	42,103
CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment for purchase of short term investments	(31,215)	—	—
Proceeds from sale of short term investments	11,101	—	—
Capital expenditures	(4,331)	(2,108)	(1,483)
Net cash used in investing activities	(24,445)	(2,108)	(1,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to the Common Stock issuances in March 2021 and August 2020 Offerings	—	56,965	25,657
Payments of professional fees related to Common Stock issuances in March 2021 and August 2020 Offerings	(27)	(1,296)	(553)
Payments to redeem 87,802 and 60,000 shares of Series A Preferred Stock	—	(147,802)	—
Make whole dividends related to 87,802 and 60,000 shares redeemed of Series A Preferred Stock	—	(2,945)	—
Proceeds from issuance of Credit Facility	—	89,313	—
Debt issuance costs paid	—	(4,184)	—
Principal payments on borrowings	(9,500)	(2,250)	—
Payments to repurchase shares of Series A Preferred Stock	—	(8,951)	(4,500)
Payment of cash dividends of Series A Preferred Stock	—	(9,735)	(15,781)
Payments to repurchase and retire Common Stock	(4,740)	—	—
Payments for treasury stock	—	(1,116)	—
Proceeds from exercise of employee stock options	1,012	5,864	1,808
Principal payments on financing leases	(313)	(428)	(256)
Net cash provided by (used in) financing activities	(13,568)	(26,565)	6,375
Effect of foreign currency changes on cash	(7,441)	(6,191)	2,526
Net change in cash, cash equivalents and restricted cash	(10,556)	32,081	49,521
Cash, cash equivalents and restricted cash at beginning of year	119,990	87,909	38,388
Cash, cash equivalents and restricted cash at end of year	$109,434	$119,990	$87,909
The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Years Ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,246	$1,102	$63
Cash paid for income taxes	2,789	2,893	3,065
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in March 2021 and August 2020 Public Offerings:	$—	$2,948	$1,650
Underwriter discounts and commissions	—	1,050	143
Underwriter expenses	—	27	300
Redeemable Series A Preferred Stock Dividends and Accretion:
Accrued cash dividends	$—	$—	$3,842
Accrued PIK dividends	—	—	1,193
Accretion of discount on Series A Preferred Stock	—	2,277	6,275
Issuance of Series A Preferred Stock for PIK Dividends	—	2,891	4,680

Increase in principal related to the Credit Facility discount	$—	$62	$—
Purchase of equipment under capital lease obligations	—	—	1,640

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Nature of Business

Rimini Street, Inc. was formed in the State of Nevada in 2005 (“RSI” or “predecessor”) and, through a merger in 2017 with a public company, became Rimini Street, Inc., a Delaware corporation (referred to as the “Company”, “we” and “us”), trading on the Nasdaq Global Market under the ticker symbol “RMNI”. The Company is a global provider of enterprise software support services. Its subscription-based software support products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products offered by enterprise software vendors.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

Liquidity

As of December 31, 2022, the Company's current liabilities exceeded its current assets by $71.3 million, and the Company incurred a net loss of $2.5 million for the year ended December 31, 2022. As of December 31, 2022, the Company had available cash, cash equivalents and restricted cash of $109.4 million. As of December 31, 2022, the Company’s current liabilities included $265.8 million of deferred revenue whereby the historical costs of fulfilling the Company’s commitments to provide services to its customers was approximately 37% of the related deferred revenue for the year ended December 31, 2022.

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

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $5.7 million. In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. After the issuance date of these financial statements, the Company’s ability to operate continues not to be significantly adversely impacted by the COVID-19 pandemic, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

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

Segments

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer and President, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented on an entity-level basis for purposes of making operating decisions and assessing financial performance. The entity-level financial information is identical to the information presented in the accompanying consolidated statements of operations and comprehensive loss. Accordingly, the Company has determined that it operates in a single operating and reportable segment.

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

Deferred Contract Costs

Costs incurred to obtain new client contracts and to extend existing client contracts are primarily comprised of sales commissions. Initial sales commissions are generally deferred and amortized over their estimated useful life, which is generally 4 years. We determined the period of benefit by taking into consideration the estimated life cycles for our customers, our technology and other factors. We recognized amortization expense related to deferred contract costs of $17.7 million, $16.0 million and $14.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), which applies to all tax positions related to income taxes. Under ASC 740, tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The Company recognizes interest and penalties accrued related to uncertain tax benefits as a component of income tax expense.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized only if the carrying amount of the long-lived assets is not recoverable and exceeds their fair value. The carrying amount of a long-lived asset is not recoverable if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. The Company recognized an impairment charge of $3.0 million, $1.6 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to two of its office leases as the Company ceased use of a portion of the office space due to increased remote work since the COVID-19 pandemic.

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

Accounting for Series A Preferred Stock

Series A Preferred Stock was previously classified as mezzanine equity in the Company’s consolidated balance sheet since the holders had redemption rights beginning in July 2023 (and earlier under certain circumstances). Discounts and incremental and direct costs incurred to consummate the Private Placement were allocated pro rata between the Series A Preferred Stock and the Common Stock issued based on the relative fair value on the Closing Date. The discount related to Series A Preferred Stock was being accreted using the effective interest method. Accordingly, the carrying value of the Series A Preferred Stock was being increased with a corresponding reduction in additional paid-in capital from the issuance date of July 19, 2018 until the final redemption on July 20, 2021, when the carrying value was equal to the aggregate liquidation preference. The Company recorded a liability for dividends in the period incurred. Accrued dividends were a component of the liquidation preference until paid in cash or settled in additional shares of Series A Preferred Stock. Accretion and accrued dividends were treated as deductions in the calculation of earnings attributable to common stockholders. As noted above, the remaining shares of Series A Preferred Stock were redeemed on July 20, 2021.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Revenues generally include any taxes withheld by foreign customers and subsequently remitted to governmental authorities in those foreign jurisdictions. Foreign withholding taxes included in revenues amounted to $3.9 million, $3.3 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company's remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue, and includes deferred revenue and unbilled amounts. As of December 31, 2022, remaining performance obligations amounted to $577.9 million, of which $299.9 million was billed and recorded as deferred revenue.

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period. The Company expects to recognize revenue on approximately $265.8 million of the billed remaining performance obligations over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 — LEASES

Operating Leases

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the prospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current period measurement or recognition of results. The Company has operating leases for real estate and equipment with an option to renew the leases in the range of one month to five years. Some of the leases include the option to terminate the leases upon 30-days’ notice with a penalty. The Company's leases have various remaining lease terms ranging from January 2023 to January 2027. The Company's lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company's lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company's leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of December 31, 2022, the Company did not have any material additional operating leases that have not yet commenced.

The components of operating lease expense and supplemental balance sheet information for the years ended December 31, were as follows (in thousands):

	2022	2021	2020
Operating lease expense related to ROU assets and liabilities	$5,530	$6,139	$6,192
Other lease expense	838	660	1,076
Total lease expense	$6,368	$6,799	$7,268

Other information related to leases as of December 31, was as follows (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Balance Sheet Information	2022	2021
Operating lease right-of-use assets, noncurrent	$7,142	$12,722

Operating lease liabilities, current	$4,223	$4,227
Operating lease liabilities, noncurrent	9,094	12,511
Total operating lease liabilities	$13,317	$16,738

Weighted Average Remaining Lease Term	Years
Operating Leases	3.2
Weighted Average Discount Rate
Operating Leases	10.2%

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Year Ending December 31:
2023	$5,340
2024	4,625
2025	3,050
2026	2,446
2027	208
Thereafter	—
Total future undiscounted lease payments	15,669
Less imputed interest	(2,352)
Total	$13,317

For the years ended December 31, 2022 and 2021, the Company paid $5.5 million and $6.1 million, respectively, for operating leases.

Finance Leases

The Company has entered into various financing lease agreements for certain computer equipment, with one lease agreement outstanding as of December 31, 2022. The remaining lease term is 34 months with an annual implied interest rate of 7.9%. As of December 31, 2022, the future annual minimum lease payments under financing lease obligations are as follows (in thousands):

Year ending December 31:
2023	$398
2024	398
2025	332
2026	—
2027	—
Total minimum lease payments	1,128
Less amounts representing interest	114
Present value of minimum lease payments	1,014
Less current portion, included in accrued expenses	333
Long-term obligation, included in other long-term liabilities	$681

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, the carrying values of leased equipment (included as a component of property and equipment) in the consolidated balance sheets, were as follows (in thousands):

	2022	2021
Leased computer equipment	$4,954	$4,954
Less accumulated depreciation	(4,453)	(3,907)
Net	$501	$1,047

NOTE 4 — OTHER FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

As of December 31, 2022 and 2021, cash, cash equivalents and restricted cash were as follows (in thousands):

	2022	2021
Cash and cash equivalents	$109,008	$119,571
Restricted cash	426	419
Total cash, cash equivalents and restricted cash	$109,434	$119,990

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is set forth below for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Allowance, beginning of year	$576	$723	$1,608
Provisions	218	255	996
Write offs, net of recoveries	(71)	(402)	(1,881)
Allowance, end of year	$723	$576	$723

In 2020, write offs, net of recoveries was significant due to collection issues and client bankruptcies resulting, in part, to the COVID-19 pandemic.

Prepaid Expenses and Other Current Assets

As of December 31, 2022 and 2021, prepaid expenses and other current assets consisted of the following (in thousands):

	2022	2021
Prepaid expenses and deposits	$12,145	$9,387
Foreign tax refunds receivable	2,792	3,068
Other	3,909	3,885
Total	$18,846	$16,340

Property and Equipment

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and 2021, property and equipment consisted of the following (in thousands):

	2022	2021
Computer equipment	$14,738	$12,709
Furniture and fixtures	2,810	2,825
Capitalized software costs	825	435
Leasehold improvements	1,271	1,279
Construction-in-progress	1,910	465
Total property and equipment	21,554	17,713
Less accumulated depreciation	(15,441)	(13,278)
Property and equipment, net	$6,113	$4,435

Depreciation expense was $2.5 million, $2.4 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred Contract Costs

Activity for deferred contract costs for the years ended December 31, 2022 and 2021 was provided below (in thousands):

	2022	2021
Deferred contract costs, current and noncurrent as of the beginning of the period	$36,509	$34,945
Capitalized commissions during the period	21,960	17,519
Amortized deferred contract costs during the period	(17,743)	(15,955)
Deferred contract costs, current and noncurrent, as of the end of the period	$40,726	$36,509

Other Accrued Liabilities

As of December 31, 2022 and 2021, other accrued liabilities consisted of the following (in thousands):

	2022	2021
Accrued sales and other taxes	$6,878	$8,805
Accrued professional fees	9,184	4,502
Accrued reorganization costs	2,526	—
Current maturities of capital lease obligations	333	315
Income taxes payable	2,229	1,546
Accrued litigation settlement costs	6,979	7,530
Other accrued expenses	4,547	3,426
Total other accrued liabilities	$32,676	$26,124

Deferred Revenue

Activity for deferred revenue for the years ended December 31, 2022 and 2021 was provided below (in thousands):

	2022	2021
Deferred revenue, current and noncurrent, as of the beginning of the period	$300,268	$256,933
Billings, net	409,315	417,765
Revenue recognized	(409,662)	(374,430)
Deferred revenue, current and noncurrent, as of the end of the period	$299,921	$300,268

Advertising

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising expenses were $1.7 million, $1.2 million and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Other Expenses, Net

For the years ended December 31, 2022, 2021 and 2020, other expenses, net consisted of the following (in thousands):

	2022	2021	2020
Interest and other income	$228	$55	$24
Foreign currency gain (loss)	12	(1,394)	(77)
Other expenses	(253)	(266)	(205)
Total other expenses, net	$(13)	$(1,605)	$(258)

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets. As of December 31, 2022 and December 31, 2021, debt consisted of the following (in thousands):

	2022	2021
Credit Facility	$74,792	$83,319
Less current maturities	4,789	3,664
Long-term debt, net of current maturities	$70,003	$79,655

On May 31, 2022, the Company prepaid $5.0 million of indebtedness outstanding under its Credit Facility with no prepayment penalty. On December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, the Company made its required quarterly principal payments of $1.1 million, respectively, which totaled $4.5 million for the year ended December 31, 2022.

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

The Credit Facility originally bore interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.75% to 2.50%. From January 1, 2022 through March 31, 2022, the margin for the Credit Facility was 2.25%. Effective April 1, 2022, the margin for the Credit Facility decreased to 1.75% for the remainder of fiscal year 2022. For the year ended December 31, 2022 and 2021, the effective interest rates on the Credit Facility were 4.8% and 3.5%, respectively. Effective February 28, 2023, the Company amended the Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR.

The fair value of the Credit Facility was $78.8 million (Level 2 inputs) as of December 31, 2022 compared to the carrying value of $77.8 million as of December 31, 2022. The LIBOR rate as of December 31, 2021 was not materially different from the interest rate for the year ended December 31, 2021. Hence the fair value of the Credit Facility approximated the carrying value as of December 31, 2021.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On May 18, 2022, the Company entered into an interest rate swap agreement with a notional value of $40 million, with a fixed payer LIBOR rate of 2.9935% and an initial floating LIBOR rate of 0.93557%. The floating rate is reset at each month end and has an embedded floor rate of 0.0%. The term of the interest rate swap agreement coincides with that of the Credit Facility. See Note 13 for further information regarding the fair value accounting for the interest rate swap agreement. Effective February 28, 2023, the interest rate swap agreement was amended in connection with the amendment of the Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR, as described below.

Subsequent Event

On February 22, 2023, the Company amended its Credit Facility. The amendment implemented certain changes in the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). As of February 28, 2023, the Company has a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate, in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement, and is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%).

In addition, the amendment adjusted the definition of Consolidated EBITDA to provide an addback solely for the fourth fiscal quarter of 2022, and any period including such quarter, that costs and legal fees and expenses incurred by the Company in connection with its ongoing litigation with Oracle up to $10.0 million can be added back and included in the applicable calculation of the Consolidated EBITDA.

Based on voluntary prepayments made to date under the Credit Facility, the Company currently has available $40 million in incremental borrowings available for future use, subject to the terms of the Credit Facility.

Interest Expense

The components of interest expense for the years ended December 31, 2022, 2021 and 2020 are presented below (in thousands):

	2022	2021	2020
Credit Facility:
Interest expense	$3,205	$977	$—
Accretion expense related to discount and issuance costs	973	442	—
Interest on other borrowings	93	131	77
Total interest expense	$4,271	$1,550	$77

NOTE 6 — REDEEMABLE SERIES A PREFERRED STOCK

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Series A Preferred Stock was previously classified as mezzanine equity in the Company’s consolidated balance sheet from July 19, 2018 through July 20, 2021 because the holders had redemption rights beginning in July 2023 (and earlier under certain circumstances). Discounts and incremental and direct costs incurred to consummate the Private Placement were allocated pro rata between the Series A Preferred Stock and the Common Stock issued based on the relative fair value on the Closing Date of three different transactions, which are listed below. The discount related to Series A Preferred Stock was being accreted using the effective interest method. Accordingly, the carrying value of the Series A Preferred Stock was being increased with a corresponding reduction in additional paid-in capital from the issuance date of July 19, 2018 until the final redemption on July 20, 2021, when the carrying value will be equal to the aggregate liquidation preference. The Company recorded a liability for dividends in the period incurred. Accrued dividends were a component of the liquidation preference until paid in cash or settled in additional shares of Series A Preferred Stock. Accretion and accrued dividends are treated as deductions in the calculation of earnings attributable to common stockholders.

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

March 2019 Securities Purchase Agreement

On March 7, 2019, the Company entered into a securities purchase agreement (the “March 2019 SPA”) with an accredited investor for a private placement (the "March 2019 Private Placement") of (i) 6,500 shares of Series A Preferred Stock, (ii) 134,483 shares of Common Stock, and (iii) a Convertible Note (as defined below) with no principal balance outstanding. The shares of Series A Preferred Stock were authorized pursuant to the Certificate of Designations and are subject to the provisions set forth in an amended Security Agreement, a Convertible Note and a registration rights agreement that is substantially similar in all material respects to the Registration Rights Agreement entered into in connection with the 2018 Securities Purchase Agreement discussed below. The accredited investor in the March 2019 Private Placement is affiliated with one of the accredited investors in the Initial Private Placement.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Presented below is a summary of total and per share dividends declared for the years ended December 31, 2019 through December 31, 2021 (dollars in thousands, except per share amounts):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Dividends Payable in:		Total Dividends	Dividends
	Cash	PIK		Per Share
Liability for unpaid dividends, December 31, 2019	$3,889	$1,156	$5,045	$32.50
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2020	15,713	—	15,713	99.90
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2020	—	4,717	4,717	29.99
Fractional shares payable in cash for the year ended December 31, 2020	21	—	21	0.13
Dividends paid during the year ended December 31, 2020	(15,781)	(4,680)	(20,461)	(130.08)
Liability for unpaid dividends, December 31, 2020	3,842	1,193	5,035	32.50
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2021	5,839	—	5,839	89.98
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2021	—	1,752	1,752	27.00
Fractional shares payable in cash for the year ended December 31, 2021	54	(54)	—	—
Dividends paid during the year ended December 31, 2021	(9,735)	(2,891)	(12,626)	(194.57)
Liability for dividends, December 31, 2021	$—	$—	$—	$—

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

Common Stock

As of December 31, 2022 and 2021, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. Holders of the Company’s shares of Common Stock are entitled to one vote for each share.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amended effective January 14, 2022 to increase the aggregate value of the shares of Common Stock that could be acquired by the Company to no greater than $15.0 million during the term of the Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

For the year ended December 31, 2022, the Company acquired an aggregate 0.9 million shares of Common Stock on the open market at a total cost of $4.7 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

Acquisition of Common Stock upon Vesting of Restricted Stock Units

On August 6, 2021, the Company reacquired 0.1 million shares of common stock for $1.1 million related to restricted stock units (“RSUs”) that vested on that date.

NOTE 8 — STOCK-BASED COMPENSATION AND WARRANTS

Overview of Equity Incentive Plans

The Company’s 2007 Stock Plan (the “2007 Plan”) reserved up to approximately 14.3 million shares of Common Stock for the grant of stock options and stock purchase rights to employees and directors. The 2007 Plan was terminated in November 2013; however, the terms of the 2007 Plan continue to govern any outstanding awards thereunder. As of December 31, 2022, stock options for approximately 0.4 million shares are outstanding under the 2007 Plan, all of which are vested.

In October 2013, the Company established the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”) that provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSU's"), performance units and performance shares. As of December 31, 2022, options for approximately 6.6 million shares are outstanding and RSU's for approximately 2.0 million shares outstanding under the 2013 Plan. There are approximately 7.5 million shares available for future grants. Through December 31, 2022, grants under the 2013 Plan consist of stock options and RSU's. The 2013 Plan will expire on July 31, 2027.

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

On the first day of each fiscal year beginning in 2018, the 2013 Plan provides that the number of authorized shares available for issuance will increase in an amount equal to the lesser of (i) 4.8 million shares, (ii) 4% of the outstanding shares of all classes of the Company's Common Stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's Board of Directors may determine. The Board of Directors approved an increase in the authorized shares for 3.5 million shares on February 23, 2023.

Stock Options

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the summary of stock option activity under the Company’s Stock Plans for the years ended December 31, 2022, 2021 and 2020, (shares in thousands):

	2022			2021			2020
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of year	6,824	$5.92		7,007	$5.24		8,677	$4.55
Granted	1,352	5.58		1,759	7.18		600	4.34
Forfeited	(434)	5.94		(249)	6.41		(390)	6.28
Expired	(194)	5.96		(208)	7.08		(191)	6.17
Exercised	(554)	1.83		(1,485)	3.95		(1,689)	1.07
Outstanding, end of year (3)(4)	6,994	6.17	5.5	6,824	5.92	5.6	7,007	5.24	5.0
Vested, end of year (3)	4,754	6.17	4.0	4,733	5.64	4.0	5,842	5.22	4.3
____________________
(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of December 31, 2022, 2021 and 2020, the aggregate intrinsic value of stock options outstanding was $0.2 million, $5.9 million, and $3.8 million, respectively. As of December 31, 2022, 2021 and 2020, the aggregate intrinsic value of vested stock options was $0.2 million, $5.1 million and $3.6 million, respectively.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of December 31, 2022.

The following table presents the total number of shares available for grant under the 2013 Plan for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Available, beginning of year	4,324	4,037	2,885
Stock options granted	(1,352)	(1,759)	(600)
RSU's granted	(893)	(2,105)	(1,846)
Expired options under 2007 Plan	194	208	191
Forfeited options under Stock Plans	434	249	390
Forfeited RSUs under Stock Plans	559	501	317
Shares issued	(60)	—	—
Shares repurchased	853	137	—
Newly authorized by Board of Directors	3,484	3,056	2,700
Available, end of year	7,543	4,324	4,037

Fair Value of Stock Options

The fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Expected life (in years)	6.0	6.0	6.0
Volatility	46%	44%	40%
Dividend yield	—%	—%	—%
Risk-free interest rate	2.7%	1.1%	0.5%

The BSM model requires various highly subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The Common Stock option value is based on the Company’s closing market price on the date of grant.

RIMINI STREET, INC.

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

The intrinsic value of the vested employee options exercised during the years ended December 31, 2022, 2021, and 2020 was $1.9 million, $6.6 million and $6.1 million, respectively. The weighted-average grant date fair value per share of employee options granted for the years ended December 31, 2022, 2021 and 2020 was $2.64, $3.05 and $1.65, respectively.

As of December 31, 2022, 2021 and 2020, total unrecognized compensation cost related to unvested stock options was $4.1 million, $3.9 million and $1.2 million, respectively. The remaining unrecognized costs are expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.95 years.

Restricted Stock Units

For the year ended December 31, 2022, the Board of Directors granted RSU’s under the 2013 Plan for an aggregate of approximately 0.9 million shares of Common Stock to non-employee members of the Board of Directors, officers and employees of the Company. These RSU’s vest over periods ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock of $5.05 per share on the date of grant, the aggregate fair value for the shares underlying the RSU’s amounted to $4.5 million as of the grant date that is being recognized as compensation cost over the vesting period. Accordingly, compensation expense of $8.2 million was recognized for the year ended December 31, 2022. The unrecognized portion of $7.9 million is expected to be charged to expense on a straight-line basis as the RSU’s vest over a weighted-average period of approximately 1.62 years.

Stock-Based Compensation Expense

The aggregate stock-based compensation expense for stock options and RSU's for the years ended December 31, 2022, 2021 and 2020 is classified as follows (in thousands):

	2022	2021	2020
Cost of revenues	$2,052	$1,474	$1,174
Sales and marketing	3,146	3,018	2,450
General and administrative	5,697	5,218	3,837
Total	$10,895	$9,710	$7,461

Employee Stock Purchase Plan
At the Annual Meeting of Stockholders held on June 7, 2018, the Company’s stockholders approved the Rimini Street, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the purchase by employees of up to an aggregate of 5.0 million shares of Common Stock. The purchase price per share at which shares are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period). Offering periods will consist of two six-month periods generally commencing twice each calendar year. The purpose of the ESPP is to provide an opportunity for eligible employees of the Company to purchase shares of the Company at a discount through voluntary contributions from such employees’ eligible pay, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such employees and the Company’s stockholders. Through December 31, 2022, no offering period under the ESPP had commenced and no shares of Common Stock have been issued under the ESPP.

Outstanding Warrants

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Upon review of the SEC Staff Statement which addressed certain accounting and reporting considerations related to warrants similar to the Company’s GP Sponsor Private Placement Warrants and upon review of ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that its GP Sponsor Private Placement Warrants should have been classified as a liability instead of equity. On October 29, 2021, the GP Sponsor sold the warrants for $1.04 per warrant to outside holders. As a result of the sale, the new holders of the Private Placement Warrants had the same rights as that of the Public Warrant holders. Therefore as of October 29, 2021, the Company reclassified the liability for redeemable warrants to additional paid-in capital for $6.3 million. See Note 13 for information regarding the fair value of the GP Sponsor Private Placement Warrants as of October 29, 2021.

As of December 31, 2022, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock and were exercisable at $5.64 per share. On October 10, 2022, the Public Warrants and the Private Placement Warrants expired. These warrants aggregated to 14.7 million shares of Common Stock at an exercise price of $11.50 per share.

As of December 31, 2021, warrants were outstanding for an aggregate of 18.1 million shares of Common Stock, including 3.4 million shares of Common Stock exercisable at $5.64 per share, and an aggregate of 14.7 million shares of Common Stock exercisable at $11.50 per share.

The Company’s remaining outstanding warrants are currently exercisable. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. A summary of the terms of outstanding warrants and the number of shares of RMNI Common Stock issuable upon exercise, is presented below as of December 31, 2022 and 2021 (in thousands, except per share amounts):

	Issuance Date	Expiration Date		Exercise Price	Number of Shares
Description					2022	2021
Origination Agent Warrant	October 2017	June 2026	(1)	$5.64	3,440	3,440	(2)
GPIA Public Warrants	May 2015	October 2022		11.50	—	8,625	(3)
GP Sponsor Private Placement Warrants	May 2015	October 2022		11.50	—	6,063	(4)
Total					3,440	18,128
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
(3)On May 26, 2015, GPIA completed an initial public offering that included warrants for 8.6 million shares of Common Stock (the “Public Warrants”). Each Public Warrant entitled the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. These warrants expired unexercised on October 10, 2022.
(4)Simultaneously with GPIA’s initial public offering in May 2015, GP Sponsor purchased an aggregate of 6.1 million warrants at a purchase price of $1.00 per warrant in a private placement (the “Private Placement Warrants”). The Private Placement Warrants could not be redeemed by the Company so long as the Private Placement Warrants were held by the initial purchasers, or such purchasers’ permitted transferees. If the Private Placement Warrants were held by someone other than the initial purchasers or such purchasers’ permitted transferees, the Private Placement Warrants were redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On October 29, 2021, GP Sponsor sold the warrants for $1.04 per warrant to outside holders. As a result of the sale, the new holders of the GP Sponsor Private Placement Warrants had the same rights as that of the GPIA Public Warrant holders. These warrants expired unexercised on October 10, 2022.

NOTE 9 — INCOME TAXES

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant US tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provides for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020. The Company had elected to defer payroll tax payments which totaled $3.2 million. We paid $1.6 million in December 2022 and 2021, respectively, as required under the CARES Act. There is no remaining amount required to be paid as of December 31, 2022.

For the years ended December 31, 2022, 2021 and 2020, income before income tax expense was as follows (in thousands):

	2022	2021	2020
Domestic	$(9,012)	$8,255	$7,123
International	12,817	11,180	9,032
	$3,805	$19,435	$16,155

For the years ended December 31, 2022, 2021 and 2020, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax income before income taxes and total income tax expense recognized in the financial statements was as follows (in thousands):

	2022	2021	2020
Income tax (expense) benefit at statutory U.S. federal rate	$(799)	$(4,082)	$(3,685)
Income tax expense attributable to U.S. states, net	53	(2,005)	(639)
Permanent differences:
Non-deductible expenses	(206)	(1,178)	(107)
Stock-based compensation	(796)	1,021	324
Other	600	507	274
Global intangible low taxed income	(206)	(65)	(226)
Foreign rate differential and foreign tax credits	(868)	(596)	(400)
Foreign withholding taxes	(3,495)	(2,910)	(1,686)
Other	(650)	(600)	(515)
Decrease in valuation allowance	82	65,692	2,091
Total income taxes	$(6,285)	$55,784	$(4,569)

For tax years beginning after January 1, 2018, Global Intangible Low Tax Income (GILTI) requires companies to report income from its foreign subsidiaries that exceeds 10% of the calculated deemed tangible return on its fixed assets. The Company determined the tax effect (before valuation allowance) of the GILTI income inclusion for the year ended December 31, 2022 was $1.0 million.

For the years ended December 31, 2022, 2021 and 2020, income tax expense consisted of the following (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022	2021	2020
Current income tax expense:
Federal	$—	$—	$—
State	(273)	(264)	(321)
Foreign	(8,083)	(6,270)	(4,762)
Total current income tax expense	(8,356)	(6,534)	(5,083)
Deferred income tax benefit:
Federal	1,336	51,542	—
State	155	10,732	—
Foreign	580	44	514
Total deferred income tax benefit	2,071	62,318	514
Total income taxes	$(6,285)	$55,784	$(4,569)

As of December 31, 2022 and 2021, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$37,752	$37,132
Deferred revenue	5,525	2,875
Accounts payable and accrued expenses	12,659	16,361
Stock-based compensation	1,565	1,735
Operating lease liabilities	2,181	2,815
Tax credit carryforwards	321	404
Other	2,158	128
Foreign deferred assets	2,097	1,759
Business interest carryforwards	16,298	15,504
Gross deferred income tax assets	80,556	78,713
Valuation allowance for deferred income tax assets	(316)	(399)
Net deferred income tax assets	80,240	78,314
Deferred income tax liabilities:
Deferred contract costs	(9,940)	(8,890)
Operating lease right-of-use assets	(628)	(1,866)
Other	(4,157)	(3,525)
Deferred tax assets, net	$65,515	$64,033

Net deferred tax assets consist of U.S. and foreign net deferred tax assets which are expected to be realized in the future, and that are included in long-term assets in the accompanying consolidated balance sheets. For the years ended December 31, 2022 and 2021, the net decrease in the valuation allowance was $0.1 million and $65.7 million, respectively. The valuation allowance decreased in 2021 as the Company determined that it was more likely than not that it could benefit from its deferred tax assets based on all of the available evidence. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In prior years, the domestic net deferred tax assets had been fully offset by a valuation allowance because of the Company’s lack of domestic earnings history.

As of December 31, 2022, the Company has federal net operating tax loss carryforwards of approximately $141.2 million and varying amounts of U.S. state net operating loss carryforwards, totaling $131.9 million, that begin to expire in 2035 and 2023,

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. As of December 31, 2022, the Company has federal foreign tax credits carryforwards of $0.3 million expiring beginning in 2023.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Depending on the significance of past and future ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. Through December 31, 2022, the Company has not experienced an ownership change, as defined in Section 382.

The Company considers any undistributed foreign subsidiaries’ earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal or state income taxes has been provided. Upon distribution of the foreign earnings in the form of dividends or otherwise, the company could be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2022, the cumulative amount of unremitted earnings of the Company's foreign subsidiaries was approximately $39.8 million. The unrecognized deferred tax liability for these earnings was approximately $3.1 million, consisting primarily of foreign withholding taxes.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company’s matching contribution to these plans totaled $3.5 million, $3.2 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Rimini I Litigation

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (the “District Court”) (“Rimini I”), against the Company and its Chief Executive Officer and President, Seth Ravin, alleging that certain of the Company’s processes (Process 1.0) violated Oracle’s license agreements with its customers and that the Company committed acts of copyright infringement and violated other federal and state laws. The litigation involved the Company’s business processes and the manner in which the Company provided services to its clients.

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

Injunction Proceedings

Since November 2018, the Company has been subject to a permanent injunction (“Injunction”) prohibiting it from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights. The Injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

On July 10, 2020, Oracle filed a motion to show cause contending that the Company was in violation of the Injunction, and the Company opposed this motion, disputing Oracle’s claims. On January 12, 2022, the District Court issued its findings and order

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
following an evidentiary hearing held in September 2021 regarding whether the Company (i) violated the Injunction for certain accused conduct and (ii) should be held in contempt in those instances where the District Court found a violation of the Injunction, and what sanctions, if any, are appropriate.

In the order, the District Court ruled in favor of the Company with respect to five of the items. With respect to the other five items, the District Court found the Company violated the Injunction, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. The Company reserves all rights, including appellate rights, with respect to the District Court rulings and findings.

On February 7, 2022, Rimini filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until Rimini’s appeal is resolved. Briefing on Rimini’s appeal has been completed. Oral argument on the appeal was held in San Francisco on February 6, 2023, and the matter remains pending in front of the Court of Appeals. At this time, the Company believes that it is in substantial compliance with the Injunction and has complied with the order regarding the quarantining of certain computer files. As of December 31, 2022 and 2021, the Company had accrued $6.9 million, respectively, as an estimate related to reasonable attorneys’ fees and costs. During the year ended December 31, 2022, the Company paid $0.6 million to Oracle for the sanctions award. Regarding the Company’s estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Rimini II bench trial began in Las Vegas on November 29, 2022 and concluded on December 15, 2022. The parties submitted their proposed findings of fact and conclusions of law to the District Court on February 23, 2023, and the matter remains pending.

At this time, the Company does not have sufficient information regarding the possible recovery by Oracle of its attorneys’ fees and/or costs in the Rimini II litigation. The Company maintains that Oracle should not be permitted to recover its attorneys’ fees and/or costs. Both parties have sought injunctive relief in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss, if any, cannot be reasonably determined. The Company also believes that an award of Oracle’s attorneys’ fees and/or costs is not probable, so no accrual has been made as of December 31, 2022. However, the ultimate outcome may be different from the Company’s best estimates and could have a material adverse impact on the Company’s financial results and business. The Company reserves all rights, including appellate rights, with respect to the District Court’s rulings and findings in Rimini II.

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

Liquidated Damages

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $8.1 million and $8.3 million as of December 31, 2022 and 2021, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these consolidated financial statements.

NOTE 11 — RELATED PARTY TRANSACTIONS

In May 2017, RSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GP Investments Acquisition Corp. (“GPIA”), a publicly-held company formed for the purpose of effecting a business combination with one or more businesses. The Merger Agreement was approved by the respective shareholders of RSI and GPIA in October 2017 and closing occurred on October 10, 2017. Prior to the consummation of the mergers, the ultimate parent entity of GPIA was GP Investments, Ltd. (“GP Investments”), a global private equity firm and a former affiliate of the Company. An affiliate of GP Investments (Mr. Antonio Bonchristiano) was a member of our Board of Directors until May 5, 2021.

In addition, an affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is also a member of the Company’s Board of Directors. As of December 31, 2022, ASP owned approximately 26.6% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement for total consideration of approximately $19.2 million, which shares of Series A Preferred Stock were all redeemed by the Company in 2021 on the same terms as the redemption applicable to other holders of Series A Preferred Stock.

NOTE 12 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net (loss) per share of Common Stock for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022	2021	2020
Net income (loss) attributable to common stockholders:
Net income (loss)	$(2,480)	$75,219	$11,586
Return on repurchase of Series A Preferred Stock shares	—	(38)	(83)
Accretion related to redemption of Series A Preferred Stock	—	(13,693)	—
Make-whole dividends related to redemption of Series A Preferred Stock	—	(2,945)	—
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	—	(5,839)	(15,713)
PIK dividends declared	—	(1,752)	(4,738)
Accretion of discount	—	(2,277)	(6,275)
	(2,480)	48,675	(15,223)
Undistributed earnings using the two-class method	—	(3,478)	—
Net income (loss) attributable to common stockholders	$(2,480)	$45,197	$(15,223)

	2022	2021	2020
Weighted average number of shares of Common Stock outstanding	87,672	84,318	71,231
Additional shares outstanding if Series A Preferred Stock is converted	—	6,489	15,729
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	87,672	90,807	86,960
Percentage of shares allocable to Series A Preferred Stock	—%	7.1%	18.1%

Basic weighted average number of shares of Common Stock outstanding	87,672	84,318	71,231
Dilutive effect:
Warrants	—	983	—
Stock options	—	1,899	—
Restricted stock units	—	1,770	—
Diluted weighted average number of shares of Common Stock outstanding	87,672	88,970	71,231
Net income (loss) per share attributable to Common Stock - basic	$(0.03)	$0.54	$(0.21)
Net income (loss) per share attributable to Common Stock - diluted	$(0.03)	$0.51	$(0.21)

For the years ended December 31, 2021 and 2020, the holders of Series A Preferred Stock were entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. For the year ended December 31, 2020, the Company incurred a net loss and, accordingly, there were no undistributed earnings to allocate under the two-class method.

As of December 31, 2022, 2021 and 2020, the following potential Common Stock equivalents were excluded from the computation of diluted net income (loss) per share since the impact of inclusion was anti-dilutive (in thousands):

	2022	2021	2020
Warrants	3,440	14,688	18,128
Series A Preferred Stock	—	—	15,491
Stock options	6,994	2,458	7,007
Restricted stock units	2,009	248	3,322
Total	12,443	17,394	43,948

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date.

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

Listed below are the cash equivalent and short-term investment balances as of December 31, 2022 (in thousands):

	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Recorded Basis	Cash Equivalents	Short-term Investments
Federal agency bonds	Level 2	$15,893	$67	$15,960	$—	$15,960
US government bonds	Level 2	494	5	499	—	499
US treasury notes	Level 2	3,625	31	3,656	—	3,656
Variable note	Level 2	52	—	52	52	—
Cash		—	—	—	—	—
		$20,064	$103	$20,167	$52	$20,115

Derivatives

On May 18, 2022, the Company entered into an interest rate swap agreement for a notional value of $40.0 million. The derivative was recognized in the accompanying Consolidated Balance Sheets at its estimated fair value as of December 31, 2022. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company's interest rate swap agreement as of December 31, 2022, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $1.4 million as of December 31, 2022.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

During the year ended December 31, 2022, the Company incurred payments of $0.2 million and received payments of $0.1 million related to the interest swap instrument. These payments were recorded as interest expense during the year ended December 31, 2022.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification	December 31, 2022	December 31, 2021
Interest rate swap	Deposits and other	$1,402	$—
	Accumulated comprehensive loss	1,107	—

		For the years ended December 31,
Derivative Instrument	Income Statement Classification	2022	2021
Interest rate swap	Interest expense	$158	$—

Warrants

During the year ended December 31, 2021, the Company determined that its GP Sponsor Private Placement Warrants were subject to treatment as a liability. The GP Sponsor Private Placement Warrants may not be redeemed by the Company so long as these warrants are held by the initial purchasers or such purchasers’ permitted transferees. If these warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, these warrants are redeemable by the Company and exercisable on the same basis as certain warrants to purchase approximately 8.6 million shares of the Company’s Common Stock, at $11.50 per share (the “Public Warrants”). As a result, the GP Sponsor Private Placement Warrants were reclassified as a liability. On October 29, 2021, the holders of the GP Sponsor Private Placement Warrants sold the warrants for $1.04 per warrant, thereby removing the unique rights held by these holders. Therefore, the fair value of these instruments as of October 29, 2021 was $6.3 million. The GP Sponsor Private Placement Warrants were then reclassified as additional paid-in capital as of October 29, 2021. The key assumptions used to determine the fair value was the term period of the warrants, the risk free rate and volatility. The Public Warrants and the Private Placement Warrants expired unexercised on October 10, 2022. See Note 8 for further information related to the expired warrants.

Series A Preferred Stock

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

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2022, 2021 and 2020, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy. As of December 31, 2021, the Company did not have any assets or liabilities that are carried at fair value on a recurring basis.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following shows revenues by geographic region for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
United States of America	$215,372	$199,811	$191,448
International	194,290	174,619	135,332
Total revenue	$409,662	$374,430	$326,780

No customers represented more than 10% of revenue for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the Company had no customers greater than 10% of total net accounts receivable. As of December 31, 2021, the Company had one customer greater than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of December 31, 2022 and 2021, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.8 million and $1.5 million, respectively. As of December 31, 2022, the Company had operating lease right of use assets of $2.6 million, $3.4 million and $1.2 million in the United States, India and the rest of the world, respectively. As of December 31, 2021, the Company had operating lease right-of-use assets of $7.7 million, $4.7 million and $0.4 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2022 and 2021, the Company had cash and restricted cash with a single financial institution for an aggregate of $44.9 million and $70.6 million, respectively. The Company also had $0.3 million of restricted cash with a second financial institution as of December 31, 2022. The Company has never experienced any losses related to these balances.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to reasonably ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and President and our Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

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

Under the supervision of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the control documentation, evaluation of the design effectiveness of controls, testing the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report with respect to the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

On February 23, 2023, in accordance with Section 5.1 of our Amended and Restated Bylaws dated October 10, 2017, our Board of Directors appointed Seth A. Ravin, our then-current Chief Executive Officer and Chairman of the Board, to the additional role of President effective March 1, 2023. Mr. Ravin will receive no additional compensation in connection with his assuming the additional role of President, and there are no arrangements or understandings between Mr. Ravin and any other persons pursuant to which Mr. Ravin was appointed as President. Also effective March 1, 2023, our former President, Sebastian Grady, has assumed a new role as our President, Strategic Initiatives.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears in Part I of this Report under the heading “Information about our Executive Officers.” The remaining information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2022.

We have adopted a Code of Business Conduct and Ethics for directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code is available on the corporate governance section of our investor relations website at investors.riministreet.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to and waivers from the code by posting such information on the same website.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2022.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185.

The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2022.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of May 16, 2017	8-K	001-37397	2.1	May 17, 2017
2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of June 30, 2017	8-K	001-37397	2.1	June 30, 2017
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
4.1*	Form of Common Stock Certificate of the Registrant	S-4	333-219101	4.5	June 30, 2017
4.2+	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.3*	Form of warrant certificate of the Registrant	S-1	333-203500	4.3	April 17, 2015
4.4*	Warrant Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015	8-K	001-37397	4.1	June 1, 2015
4.5*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017	S-4	333-219101	4.8	June 30, 2017
4.6*	Registration Rights Agreement, dated July 19, 2018	8-K	001-37397	10.1	July 19, 2018
4.7*	Registration Rights Agreement, dated March 7, 2019	8-K/A	001-37397	10.2	March 12, 2019

4.8*	Amended and Restated Investors’ Rights Agreement, dated October 31, 2016, between Rimini Street, Inc., a Nevada corporation, and certain holders of Rimini Street, Inc.’s, a Nevada corporation's, capital stock named therein	S-4	333-21910	4.7	June 30, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K	001-37397	10.1	October 16, 2017
10.2*†	Rimini Street, Inc. 2007 Stock Plan, including form agreements under the 2007 Stock Plan	S-4	333-219101	10.19	June 30, 2017
10.3*†	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan	S-4/A	333-219101	10.20	August 9, 2017
10.4*†	Form of RSU Award Agreement under the 2013 Equity Incentive Plan effective February 23, 2021	10-K	001-37397	10.4	March 2, 2022
10.5*†	Rimini Street, Inc. Executive Incentive Compensation Plan	S-4/A	333-219101	10.52	August 9, 2017
10.6*†	Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin, dated as of January 6, 2017	S-4	333-219101	10.21	June 30, 2017
10.7*†	Amendment dated June 3, 2020 to the Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin dated as of January 6, 2017	8-K	001-37397	10.2	June 5, 2020
10.8*†	Offer Letter to Michael Perica dated August 28, 2020	8-K	001-37397	10.1	October 1, 2020
10.9*†	Non-Employee Director Compensation Policy Effective January 1, 2021	8-K	001-37397	10.1	December 23, 2020
10.10*	Lease by and between the Registrant and MS Crescent 3993 Hughes SPV, LLC, dated as of May 22, 2013	S-4	333-219101	10.38	June 30, 2017
10.11*	First Amendment dated as of October 8, 2014 to Lease dated as of May 22, 2013 by and between the Registrant and BRE/HC Las Vegas Holdings, L.L.C. as successor in interest to MS Crescent 3993 Hughes SPV, LLC	S-4	333-219101	10.39	June 30, 2017
10.12*	Second Amendment dated as of April 3, 2017 to Lease dated as of May 22, 2013 by and between the Registrant and BRE/HC Las Vegas Holdings, L.L.C. as successor in interest to MS Crescent 3993 Hughes SPV, LLC	S-4	333-219101	10.40	June 30, 2017
10.13*	Bernal Corporate Park – Sycamore Terrace: Amended and Restated Office Lease dated as of September 11, 2019 and effective as of September 1, 2020 between West State Company and Rimini Street, Inc.	10-K	001-37397	10.16	March 3, 2021
10.14*	Rimini Street, Inc. Employee Stock Purchase Plan	8-K	001-37397	10.1	June 8, 2018
10.15*	Credit Agreement dated as of July 2, 2021, by and among Rimini Street, Inc., as borrower, the lenders party thereto and Capital One, National Association, as a lender and as agent for all lenders	8-K	001-37397	10.1	July 8, 2021
10.16*	Guaranty and Security Agreement dated as of July 2, 2021, by and among Rimini Street, Inc., the other grantors named therein, and Capital One, National Association, as agent	8-K	001-37397	10.2	July 8, 2021

10.17*	Amendment No. 1 dated as of July 20, 2021, to that certain Credit Agreement dated as of July 2, 2021 by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	July 21, 2021
10.18*	Amendment No. 2 dated as of January 14, 2022, to that certain Credit Agreement dated as of July 2, 2021, as amended by Amendment No. 1 thereto dated as of July 20, 2021, by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	January 18, 2022
10.19*	Amendment No. 3 dated as of May 31, 2022, to that certain Credit Agreement dated as of July 2, 2021, as amended by Amendment No. 1 thereto dated as of July 20, 2021, and Amendment No. 2 thereto dated as of January 14, 2022, by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	June 1, 2022
10.20*	Amendment No. 4 dated as of February 22, 2023, to that certain Credit Agreement dated as of July 2, 2021, as amended by Amendment No. 1 thereto dated as of July 20, 2021, Amendment No. 2 thereto dated as of January 14, 2022, and Amendment No. 3 thereto dated as of May 21, 2022, by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	February 23, 2023
21.1+	List of subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1+	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2+	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1++	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2++	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL +	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Previously filed and incorporated herein by reference.
+ Filed herewith.
++ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
† Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: March 1, 2023	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer, Chairman of the Board and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2023	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer, Chairman of the Board and President (Principal Executive Officer)

Date: March 1, 2023	By:	/s/ Michael L. Perica
Michael L. Perica
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 1, 2023	By:	/s/ Jack L. Acosta
Jack L. Acosta
Director

Date: March 1, 2023	By:	/s/ Steve Capelli
Steve Capelli
Director

Date: March 1, 2023	By:	/s/ Katrinka McCallum
Katrinka McCallum
Director

Date: March 1, 2023	By:	/s/ Robin Murray
Robin Murray
Director

Date: March 1, 2023	By:	/s/ Jay Snyder
Jay Snyder
Director