Form 10-Q
period 2023-03-31
Rimini Street, Inc.
filed 2023-05-03
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                               to
Commission File Number: 001-37397

Rimini Street, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4880301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7251 West Lake Mead Blvd., Suite 300, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(702) 839-9671
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:

Common Stock, par value $0.0001 per share	RMNI	The Nasdaq Global Market

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
Yes ☐ No ☑
The registrant had approximately 88,914,000 shares of its $0.0001 par value common stock outstanding as of May 1, 2023.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$116,169	$109,008
Restricted cash	426	426
Accounts receivable, net of allowance of $745 and $723, respectively	89,317	116,093
Deferred contract costs, current	17,184	17,218
Short-term investments	18,785	20,115
Prepaid expenses and other	19,910	18,846
Total current assets	261,791	281,706
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $16,015 and $15,441, respectively	6,554	6,113
Operating lease right-of-use assets	6,325	7,142
Deferred contract costs, noncurrent	22,115	23,508
Deposits and other	6,619	7,057
Deferred income taxes, net	64,700	65,515
Total assets	$368,104	$391,041
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$5,349	$4,789
Accounts payable	5,956	8,040
Accrued compensation, benefits and commissions	31,375	37,459
Other accrued liabilities	25,568	32,676
Operating lease liabilities, current	4,047	4,223
Deferred revenue, current	257,329	265,840
Total current liabilities	329,624	353,027
Long-term liabilities:
Long-term debt, net of current maturities	68,558	70,003
Deferred revenue, noncurrent	30,052	34,081
Operating lease liabilities, noncurrent	8,093	9,094
Other long-term liabilities	1,896	2,006
Total liabilities	438,223	468,211
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 88,883 and 88,517 shares, respectively	9	9
Additional paid-in capital	158,449	156,401
Accumulated other comprehensive loss	(4,831)	(4,195)
Accumulated deficit	(222,630)	(228,269)
Treasury stock, at cost	(1,116)	(1,116)
Total stockholders' deficit	(70,119)	(77,170)
Total liabilities and stockholders' deficit	$368,104	$391,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$105,512	$97,910
Cost of revenue	39,343	37,207
Gross profit	66,169	60,703
Operating expenses:
Sales and marketing	34,479	31,700
General and administrative	18,227	19,951
Reorganization costs	59	—
Litigation costs and related recoveries:
Professional fees and other costs of litigation	2,719	3,499
Insurance costs and recoveries, net	—	(389)
Litigation costs and related recoveries, net	2,719	3,110
Total operating expenses	55,484	54,761
Operating income	10,685	5,942
Non-operating income and (expenses):
Interest expense	(1,339)	(808)
Other income (expenses), net	528	209
Income before income taxes	9,874	5,343
Income taxes	(4,235)	(2,256)
Net income	5,639	3,087
Other comprehensive income
Foreign currency translation gain (loss)	139	(186)
Derivative instrument and other adjustments, net of tax	(775)	—
Comprehensive income	$5,003	$2,901

Net income attributable to common stockholders	$5,639	$3,087

Net income per share attributable to common stockholders:
Basic	$0.06	$0.04
Diluted	$0.06	$0.03
Weighted average number of shares of Common Stock outstanding:
Basic	88,690	87,124
Diluted	89,061	88,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended March 31,
	2023	2022
Common Stock, Shares
Beginning of period	88,517	87,107
Exercise of stock options for cash	54	287
Restricted stock units vested	312	184
Retired shares of Common Stock	—	(567)
End of period	88,883	87,011
Total Stockholders' Deficit, beginning of period	$(77,170)	$(80,386)
Common Stock, Amount
Beginning of period	9	9
Exercise of stock options for cash	—	—
Restricted stock units vested	—	—
Retired shares of Common Stock	—	—
End of period	9	9
Additional Paid-in Capital
Beginning of period	156,401	149,234
Stock based compensation expense	1,976	3,051
Exercise of stock options for cash	72	375
Restricted stock units vested	—	—
Retired shares of Common Stock	—	(3,240)
End of period	158,449	149,420
Accumulated Other Comprehensive Loss
Beginning of period	(4,195)	(2,724)
Other comprehensive loss	(636)	(186)
End of period	(4,831)	(2,910)
Accumulated Deficit
Beginning of period	(228,269)	(225,789)
Net income	5,639	3,087
End of period	(222,630)	(222,702)
Treasury Stock	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(70,119)	$(77,299)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,639	$3,087
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,976	3,051
Depreciation and amortization	613	577
Accretion and amortization of debt discount and issuance costs	240	240
Deferred income taxes	496	671
Amortization and accretion related to operating right of use assets	1,147	1,403
Changes in operating assets and liabilities:
Accounts receivable	26,945	44,980
Prepaid expenses, deposits and other	(425)	(490)
Deferred contract costs	1,427	(2,312)
Accounts payable	(2,087)	(2,277)
Accrued compensation, benefits, commissions and other liabilities	(14,844)	(2,815)
Deferred revenue	(12,484)	(266)
Net cash provided by operating activities	8,643	45,849
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,029)	(485)
Payment for purchases of investments	(7,713)	—
Proceeds from sale of investments	8,396	—
Net cash used in investing activities	(346)	(485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of professional fees related to March 2021 Common Stock offering	—	(27)
Principal payments on the Credit Facility	(1,125)	(1,125)
Payments to repurchase and retire Common Stock	—	(3,240)
Principal payments on capital leases	(47)	(81)
Proceeds from exercise of employee stock options	71	375
Net cash used in financing activities	(1,101)	(4,098)
Effect of foreign currency translation changes	(35)	(2,791)
Net change in cash, cash equivalents and restricted cash	7,161	38,475
Cash, cash equivalents and restricted cash at beginning of period	109,434	119,990
Cash, cash equivalents and restricted cash at end of period	$116,595	$158,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,112	$568
Cash paid for income taxes	2,794	544
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$—	$168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Rimini Street, Inc. (the “Company”) is a global provider of end-to-end enterprise software support, products and services. The Company offers a comprehensive family of unified solutions to run, manage, support, customize, configure, connect, protect, monitor, and optimize clients’ enterprise application, database, and technology software platforms.

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on March 1, 2023 (the “2022 Form 10-K”).

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2022 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2023, and operating results for the three months ended March 31, 2023, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2023.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of March 31, 2023, the Company’s current liabilities exceeded its current assets by $67.8 million, and the Company recorded net income of $5.6 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had available cash, cash equivalents and restricted cash of $116.6 million and short-term investments of $18.8 million. As of March 31, 2023, the Company’s current liabilities included $257.3 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 37% of the related deferred revenue for the three months ended March 31, 2023.

On July 20, 2021, the Company entered into a five-year term loan of $90 million (the “Credit Facility”). Annual minimum principal payments over the five year term for the Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company's Credit Facility.

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $4.4 million. During the first quarter of 2023, the U.S. economy continued to experience rising interest rates and inflationary pressures due in part to the recent bank failures within the U.S. banking sector, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments in response to the global outbreak the coronavirus (“COVID-19”). As of the issuance date of these financial statements, the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, and the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s accounting estimates include, but are not necessarily limited to, valuation of accounts receivable, valuation assumptions for stock options and leases, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and actual results, the Company’s future consolidated results of operations may be affected.

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during fiscal year 2023:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and amended in December 2022 with ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying U.S. GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. During the three months ended March 31, 2023, the Company adopted the optional relief guidance provided under ASU 2020-04 after modifying its interest rate swap agreement in connection with the amendment of the Credit Facility to implement certain changes in the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The application of this expedient preserves the presentation of the derivative consistent with past presentation and did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Deferred contract costs, current and noncurrent, as of the beginning of period	$40,726	$36,509
Capitalized commissions during the period	3,162	6,525
Amortized deferred contract costs during the period	(4,589)	(4,213)
Deferred contract costs, current and noncurrent, as of the end of period	$39,299	$38,821

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Deferred revenue, current and noncurrent, as of the beginning of period	$299,921	$300,268
Billings, net	92,972	97,671
Revenue recognized	(105,512)	(97,910)
Deferred revenue, current and noncurrent, as of the end of period	$287,381	$300,029

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of March 31, 2023, remaining performance obligations amounted to $556.1 million, of which $287.4 million was billed and recorded as deferred revenue. As of March 31, 2022, remaining performance obligations amounted to $556.9 million, of which $300.0 million was billed and recorded as deferred revenue.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period. The Company expects to recognize revenue on approximately $257.3 million of the billed remaining performance obligations over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued sales and other taxes	$6,481	$6,878
Accrued professional fees	4,783	9,184
Accrued reorganization costs	20	2,526
Current maturities of capital lease obligations	372	333
Income taxes payable	2,185	2,229
Accrued litigation settlement costs	6,982	6,979
Other accrued expenses	4,745	4,547
Total other accrued liabilities	$25,568	$32,676

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Credit Facility	$73,907	$74,792
Less current maturities	5,349	4,789
Long-term debt, net of current maturities	$68,558	$70,003

On February 22, 2023, the Company amended its Credit Facility. The amendment implemented, among other things, certain changes in the reference rate from LIBOR to the SOFR. Effective February 28, 2023, the Company has a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate *as defined in the Credit Facility), in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement and is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%).

In addition, the amendment adjusted the definition of Consolidated EBITDA to provide an addback solely for the fourth fiscal quarter of 2022, and any period including such quarter, that costs and legal fees and expenses incurred by the Company in connection with its ongoing litigation with Oracle up to $10.0 million can be added back and included in the applicable calculation of Consolidated EBITDA.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022, the Company made both of its required principal payments of $1.1 million, respectively.

Effective July 20, 2021, the Company received $89.3 million of net proceeds pursuant to the Credit Facility. The borrowings under the Credit Facility were incurred with an original discount of 0.375%. As part of the transaction, the Company incurred issuance costs of $4.2 million, which were capitalized and are being amortized over the term of the Credit Facility.

The Credit Facility originally bore interest at LIBOR, plus a margin ranging from 1.75% to 2.50% through February 28, 2023. Subsequently, the Credit Facility was amended to bear interest at SOFR as noted above. For the three months ended March 31, 2023 and 2022, the average interest rate on the Credit Facility was 6.31% and 2.47%, respectively.

On May 18, 2022, the Company entered into an interest rate swap agreement with a notional value of $40 million, with a fixed payer LIBOR rate of 2.9935% and an initial floating LIBOR rate of 0.93557%. The floating rate is reset at each month end and has an embedded floor rate of 0.0%. The term of the interest rate swap agreement coincides with that of the Credit Facility. See Note 11 for further information regarding the fair value accounting for the interest rate swap agreement. Effective February 28, 2023, the interest rate swap agreement was amended in connection with the amendment of the Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR.

The fair value of the Credit Facility was $77.7 million (Level 2 inputs) as of March 31, 2023 compared to the carrying value of $76.7 million as of March 31, 2023. The fair value of the Credit Facility was $78.8 million (Level 2 inputs) as of December 31, 2022 compared to the carrying value of $77.8 million as of December 31, 2022.

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

The components of interest expense are presented below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Credit Facility:
Interest expense	$1,078	$543
Accretion expense related to discount and issuance costs	240	240
Interest on finance leases	21	25
	$1,339	$808

For the three months ended March 31, 2023, interest expense included a reduction related to interest rate swap payments received of $0.2 million.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2023, the Company did not acquire any shares of Common Stock on the open market. For the three months ended March 31, 2022, the Company acquired 0.6 million shares of Common Stock on the open market at a cost of $3.2 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

Stock Plans

The Company’s stock plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 23, 2023, pursuant to the “evergreen” provisions of the 2023 Plan, the Board of Directors authorized an increase of approximately 3.5 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of the 2022 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the three months ended March 31, 2023.

Restricted Stock Units

For the three months ended March 31, 2023, the Board of Directors granted RSUs under the 2013 Plan to employees and to non-employee members of the Board of Directors for an aggregate of approximately 0.5 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $4.55 per share, the aggregate fair value for the shares underlying the RSUs amounted to $2.2 million as of the grant date that will be recognized as compensation cost over the vesting period. Accordingly, compensation expense related to RSUs of approximately $1.4 million and $2.6 million was recognized for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the unrecognized expense of $7.9 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.5 years.

Stock Options

For the three months ended March 31, 2023, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.7 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the three months ended March 31, 2023 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2022	6,994	$6.17	5.5
Granted	695	4.78
Forfeited	(175)	6.17
Expired	(82)	7.59
Exercised	(55)	1.31
Outstanding, March 31, 2023 (3)(4)	7,377	6.06	5.7
Vested, March 31, 2023 (3)	4,841	6.21	4.0

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire, in years.
(3)As of March 31, 2023, the aggregate intrinsic value of all stock options outstanding was $0.1 million. As of March 31, 2023, the aggregate intrinsic value of vested stock options was $0.1 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.4 million shares as of March 31, 2023.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the three months ended March 31, 2023 (in thousands):

Available, December 31, 2022	7,543
Newly authorized by Board of Directors	3,541
Stock options granted	(695)
RSUs granted	(482)
Expired options under Stock Plans	82
Forfeited options under Stock Plans	175
Forfeited RSUs under Stock Plans	129
Available, March 31, 2023	10,293

The aggregate fair value of approximately 0.7 million stock options granted for the three months ended March 31, 2023 amounted to $1.9 million, or $2.67 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the three months ended March 31, 2023, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	55%
Dividend yield	0%
Risk-free interest rate	4.05%
Fair value per share of Common Stock on date of grant	$4.78

As of March 31, 2023 and December 31, 2022, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $4.7 million and $4.1 million, respectively. As of March 31, 2023, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.0 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$413	$508
Sales and marketing	458	827
General and administrative	1,105	1,716
Total	$1,976	$3,051

Warrants

As of March 31, 2023, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. For additional information about these warrants, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of the 2022 Form 10-K.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes a 15% corporate alternative minimum tax for companies that report over $1 billion in U.S. profits to shareholders and a 1% excise tax on stock buy backs. The Company does not expect the IRA to have a material tax impact.

For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was 42.9% and 42.2%, respectively. The Company’s income tax expense was primarily attributable to earnings in the United States and foreign jurisdictions subject to income taxes and foreign withholding taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended March 31, 2023 and 2022.

For additional information about income taxes, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of the 2022 Form 10-K.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended March 31, 2023 and 2022, the Company’s matching contributions to these plans totaled $0.8 million for both years.

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

Injunction Proceedings

Since November 2018, the Company has been subject to a permanent injunction (the “Injunction”) prohibiting it from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights. The Injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. The Company reserves all rights, including appellate rights, with respect to the District Court rulings and findings.

On February 7, 2022, Rimini filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until Rimini’s appeal is resolved. Briefing on Rimini’s appeal has been completed. Oral argument on the appeal was held in San Francisco on February 6, 2023, and the Court of Appeals has not yet issued a decision on the appeal. At this time, the Company believes that it is in substantial compliance with the Injunction and has complied with the order regarding the quarantining of certain computer files. As of March 31, 2023 and December 31, 2022, the Company had accrued $6.9 million, respectively, as an estimate related to reasonable attorneys’ fees and costs. During the three months ended March 31, 2022, the Company paid $0.6 million to Oracle for the sanctions award. Regarding the Company’s estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At this time, the Company does not have sufficient information regarding the possible recovery by Oracle of its attorneys’ fees and/or costs in the Rimini II litigation. The Company maintains that Oracle should not be permitted to recover its attorneys’ fees and/or costs. Both parties have sought injunctive relief in this matter, and the Company has reserved its rights to appeal regarding the possible recovery of damages by the Company in connection with the Company’s claims against Oracle. As a result, an estimate of the range of loss, if any, cannot be reasonably determined. The Company also believes that an award of Oracle’s attorneys’ fees and/or costs is not probable, so no accrual has been made as of March 31, 2023. However, the ultimate outcome may be different from the Company’s best estimates and could have a material adverse impact on the Company’s financial results and business. The Company reserves all rights, including appellate rights, with respect to the District Court’s rulings and findings in Rimini II.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $11.7 million and $8.1 million as of March 31, 2023 and December 31, 2022, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of March 31, 2023, ASP owned approximately 26.5% of the Company’s issued and outstanding shares of Common Stock.

NOTE 10 —EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share of Common Stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of basic Common Stock outstanding. Diluted earnings per share of Common Stock is calculated by adjusting the basic earnings per share of Common Stock for the effects of potential dilutive Common Stock shares outstanding such as stock options, restricted stock units and warrants.

For the three months ended March 31, 2023 and 2022, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income attributable to common stockholders (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2023	2022
Income attributable to common stockholders:
Net income	$5,639	$3,087

	Three Months Ended March 31,
	2023	2022
Weighted average number of shares of Common Stock outstanding:
Basic	88,690	87,124
Warrants	—	—
Stock options	49	512
RSUs	322	849
Diluted	89,061	88,485
Net income per share attributable to common stockholders:
Basic	$0.06	$0.04
Diluted	$0.06	$0.03

The following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the three months ended March 31, 2023 and 2022, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
RSUs	800	1,197
Stock options	6,968	4,329
Warrants	3,440	18,128
Total	11,208	23,654

NOTE 11 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. Additional information on fair value measurements is included in Note 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of the 2022 Form 10-K. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Listed below are the cash equivalent and investment balances as of March 31, 2023 (in thousands):

	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Recorded Basis	Cash Equivalents	Short-term Investments	Long-term Investments
Federal Agency Bonds	Level 2	$18,110	$165	$18,275	$422	$17,207	$646
US Treasury notes	Level 2	2,064	10	2,074	496	1,578	—
Variable Note	Level 2	35	—	35	35	—	—
		$20,209	$175	$20,384	$953	$18,785	$646

Derivatives

On May 18, 2022, the Company entered into an interest rate swap agreement for a notional value of $40.0 million. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of March 31, 2023. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company's interest rate swap agreement as of March 31, 2023, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $0.8 million as of March 31, 2023.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The Company received interest swap payments of $0.2 million during the three months ended March 31, 2023, which were recorded as a reduction to interest expense.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification	March 31, 2023	December 31, 2022
Interest rate swap	Deposits and other	$838	$1,402
	Accumulated other comprehensive loss	333	1,107
		Three Months Ended March 31,
Derivative Instrument	Income Statement Classification	2023	2022
Interest rate swap	Interest expense (benefit)	$(157)	$—

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entities. The following table shows revenues by geographic region (in thousands):

	Three Months Ended March 31,
	2023	2022
United States of America	$53,433	$52,284
International	52,079	45,626
Total	$105,512	$97,910

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No clients represented more than 10% of revenue for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, no clients accounted for more than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of March 31, 2023 and December 31, 2022, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.8 million and $1.8 million, respectively. As of March 31, 2023, the Company had operating lease right-of-use assets of $2.2 million, $3.1 million and $1.0 million in the United States, India and the rest of the world, respectively. As of December 31, 2022, the Company had operating lease right-of-use assets of $2.6 million, $3.4 million and $1.2 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2023 and December 31, 2022, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $26.0 million and $44.9 million, respectively. In addition, the Company had cash and cash equivalents with another single financial institution of $20.1 million. As of March 31, 2023 and December 31, 2022, the Company had restricted cash of $0.4 million. The Company has never experienced any losses related to these balances.

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

NOTE 12 - LEASES

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Accounting Standards Codification (ASC) Topic 842, Leases. The Company adopted the standard using the prospective method. The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days’ notice with a penalty. The Company’s leases have various remaining lease terms ranging from April 2023 to January 2027. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company’s lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of March 31, 2023, the Company did not have any material additional operating leases that have not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2023	2022
Operating lease expense related to ROU assets and liabilities	$1,147	$1,403
Other lease expense	48	193
Total lease expense	$1,195	$1,596

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	March 31, 2023	December 31, 2022
Operating lease right-of-use assets, noncurrent	$6,325	$7,142

	March 31, 2023	December 31, 2022
Operating lease liabilities, current	$4,047	$4,223
Operating lease liabilities, noncurrent	8,093	9,094
Total operating lease liabilities	$12,140	$13,317

Weighted Average Remaining Lease Term	Years
Operating leases	3.08
Weighted Average Discount Rate
Operating leases	10.3%

Maturities of operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Year ending March 31
2024	$3,831
2025	4,647
2026	3,055
2027	2,445
2028	208
Thereafter	—
Total future undiscounted lease payments	14,186
Less imputed interest	(2,046)
Total	$12,140

For the three months ended March 31, 2023 and 2022, the Company paid $1.1 million and $1.4 million, respectively, for operating lease liabilities.

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

Overview

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes to those statements included in Part I, Item 1 of this Report, and our Audited Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of our 2022 Form 10-K.

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

Rimini Street, Inc. was formed in the State of Nevada in 2005 and, through a merger in 2017 with a public company, became Rimini Street, Inc., a Delaware corporation, trading on the Nasdaq Global Market under the ticker symbol “RMNI.”

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

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. Also the costs associated with running and supporting these systems, system failure and downtime, security exposure, system integration and monitoring, and maintaining the tax, legal and regulatory compliance of these software systems have each contributed to increases in both actual spend and as a percentage of the typical full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business. The majority of our revenue through March 31, 2023, was generated from our support solutions.

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

In addition to our support services, we also offer a breadth of enterprise software support, products and services through our full portfolio of solutions at an additional fee that is calculated based on a variety of factors and metrics. Our solutions are designed to meet specific client needs and are designed to provide what we believe is exceptional value and return for the fees charged. For more details about our Solutions Portfolio, please see Item 1 “Business” included in Part I of our 2022 Form 10-K.

    As of March 31, 2023, we employed over 1,860 professionals and supported over 3,000 active clients globally, including 78 Fortune 500 companies and 17 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended March 31, 2023 and 2022, we generated revenue of $105.5 million and $97.9 million, respectively, representing an increase of 8%. During the three months ended March 31, 2023, we recorded net income of $5.6 million, and as of March 31, 2023, we had an accumulated deficit of $222.6 million. Approximately 51% and 53% of our revenue was generated in the United States for the three months ended March 31, 2023 and 2022, respectively. Approximately 49% and 47% of our revenue was generated in foreign jurisdictions for the three months ended March 31, 2023 and 2022, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Global Economic Uncertainty and Impact of COVID-19

We have experienced some clients not renewing our services as their businesses have been adversely impacted during the COVID-19 pandemic and the current global economic uncertainty, as well as by the further economic disruption caused by the Russian invasion of Ukraine in early fiscal 2022 and recent political turmoil in China. While we do not physically operate in Russia, the Ukraine or in mainland China, these global events, together with fiscal and monetary policy adopted during the COVID-19 pandemic, has increased inflationary cost pressures, negatively impacting the global economy and causing the U.S. Federal Reserve to begin raising interest rates in March 2022. We expect additional rate increases in the future. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of economic disruptions described above, including the lingering COVID-19 pandemic had a significant net impact on our revenue or results of operations during the three ended March 31, 2023.

The extent to which rising inflation, interest rate increases, continuing global economic and geopolitical uncertainty, and any lingering impacts of the COVID-19 pandemic impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict, including continued governmental and business actions in response to increasing global economic uncertainty, including the possibility of recession or financial market instability, and any lingering impacts of the COVID-19 pandemic. As such, the effects of rising inflation, interest rate increases and other negative impacts, such as the COVID-19 pandemic, on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

Recent Developments

On February 22, 2023, the Company amended its Credit Facility. The amendment implemented certain changes in the reference rate from LIBOR to SOFR. As of February 28, 2023, the Company has a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate, in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement and is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%).

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

On October 10, 2022, our Public Warrants, including the one-half Public Warrant underlying each of our then-outstanding units, and our Private Placement Warrants expired unexercised in accordance with their terms. Prior to this date, each of the units consisted of one-half Public Warrant and one share of our Common Stock. As such, upon the expiration of the Public Warrants, our units were separated into the component underlying securities so that each former holder of one unit became the beneficial owner of one share of our Common Stock.

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

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of March 31, 2023 and 2022, we had over 3,000 and 2,880 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of March 31, 2023 and 2022, we had over 1,500 and 1,470 unique clients, respectively.

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

    Our annualized recurring revenue was $408 million and $385 million as of March 31, 2023 and 2022, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 92% and 94% for the 12 months ended March 31, 2023 and 2022, respectively.

Gross profit margin

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 62.7% and 62.0% for the three months ended March 31, 2023 and 2022, respectively. We believe the gross profit margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

Our consolidated statements of operations for the three months ended March 31, 2023 and 2022, are presented below (in thousands):

	Three Months Ended March 31,		Variance
	2023	2022	Amount	Percent
Revenue	$105,512	$97,910	$7,602	7.8%
Cost of revenue:
Employee compensation and benefits	25,138	26,596	(1,458)	(5.5)%
Engineering consulting costs	6,677	4,722	1,955	41.4%
Administrative allocations (1)	3,732	3,761	(29)	(0.8)%
All other costs	3,796	2,128	1,668	78.4%
Total cost of revenue	39,343	37,207	2,136	5.7%
Gross profit	66,169	60,703	5,466	9.0%
Gross margin	62.7%	62.0%
Operating expenses:
Sales and marketing	34,479	31,700	2,779	8.8%
General and administrative	18,227	19,951	(1,724)	(8.6)%
Reorganization costs	59	—	59	N/A
Litigation costs and related recoveries, net	2,719	3,110	(391)	(12.6)%
Total operating expenses	55,484	54,761	723	1.3%
Operating income	10,685	5,942	4,743	79.8%
Non-operating income and (expenses):
Interest expense	(1,339)	(808)	(531)	65.7%
Other income, net	528	209	319	152.6%
Income before income taxes	9,874	5,343	4,531	84.8%
Income taxes	(4,235)	(2,256)	(1,979)	87.7%
Net income	$5,639	$3,087	$2,552	82.7%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $97.9 million for the three months ended March 31, 2022 to $105.5 million for the three months ended March 31, 2023, an increase of $7.6 million or 8%. The increase was driven by an 2% increase in the average number of unique clients from 1,475 for the three months ended March 31, 2022 to 1,509 for the three months ended March 31, 2023. On a geographic basis, United States revenue grew from $52.3 million for the three months ended March 31, 2022 to $53.4 million for the three months ended March 31, 2023, an increase of $1.1 million or 2%. Our international revenue grew from $45.6 million for the three months ended March 31, 2022 to $52.1 million for the three months ended March 31, 2023, an increase of $6.5 million or 14%.

    Cost of revenue. Cost of revenue increased from $37.2 million for the three months ended March 31, 2022 to $39.3 million for the three months ended March 31, 2023, an increase of $2.1 million or 6%. The key drivers related to the cost of revenue increase were a $2.0 million increase in engineering consulting costs and a $1.6 million increase in administrative allocations and all other costs. These cost increases were offset by a reduction in employee compensation costs as employee bonuses decreased $0.9 million and paid time off declined $0.5 million.

As discussed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, following post-trial motions, the District Court entered a permanent injunction prohibiting us from using certain processes, including processes adjudicated as infringing at trial, that we ceased using no later than July 2014, which we subsequently appealed to the Court of Appeals. In August 2019, the Court of Appeals affirmed the permanent injunction issued by the District Court, while also correcting certain legal errors that narrowed the scope of the injunction. As a result of the injunction, we have incurred and expect to incur additional expenses in the range of 1% to 2% of revenue for additional labor costs because, as drafted, the injunction contains language that could be read to cover some current support practices (Process 2.0) that are being litigated in the “Rimini II” lawsuit and that have not been found to be infringing.

    Gross profit. Gross profit increased slightly from $60.7 million for the three months ended March 31, 2022 compared to $66.2 million for the three months ended March 31, 2023, an increase of $5.5 million or 9%. Gross profit margin for the three months ended March 31, 2022 was 62.0% compared to 62.7% for the three months ended March 31, 2023. For the three months ended March 31, 2023, the total cost of revenue increased by 6% compared to an increase in revenue of 8% for the three months ended March 31, 2023. As a result, our gross profit margin improved by 70 basis points period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 33% and 32% for the three months ended March 31, 2023 and 2022, respectively. In dollar terms, sales and marketing expenses increased from $31.7 million for the three months ended March 31, 2022 to $34.5 million for the three months ended March 31, 2023, an increase of $2.8 million or 9%. This increase was primarily due to (i) an increase in employee compensation and benefits of $1.4 million, (ii) an increase in advertising and marketing costs of $1.3 million, (iii) an increase in travel and entertainment costs of $0.5 million and (iv) an increase in contract labor of $0.3 million. These increases were offset, in part, by (v) a decrease in administrative allocations and all other costs of $0.5 million and (vi) a decrease in recruitment costs of $0.2 million. We will continue to accelerate our future revenue growth by investing in more resources.

    The $1.4 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended March 31, 2023, was primarily due to an increase in salaries, wages and benefits of $0.2 million, commissions of $1.0 million and bonuses of $0.2 million.

    General and administrative expenses. General and administrative expenses decreased from $20.0 million for the three months ended March 31, 2022 to $18.2 million for the three months ended March 31, 2023, a decline of $1.7 million or 9%. This decline was primarily due to a decrease of costs associated in salaries, wages and benefits of $1.9 million as bonuses decreased $1.3 million and stock based compensation decreased $0.6 million. These decreases were offset by a slight increase in taxes and other costs of $0.2 million.
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

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Professional fees and other costs of litigation	$2,719	$3,499	$(780)
Insurance costs and recoveries, net	—	(389)	389
Litigation costs and related recoveries, net	$2,719	$3,110	$(391)

    Professional fees and other costs associated with litigation decreased from $3.5 million for the three months ended March 31, 2022 to $2.7 million for the three months ended March 31, 2023, a decrease of $0.8 million. This decrease was primarily due to the timing of trial costs.

Insurance costs and related recoveries, net increased from a net benefit of $0.4 million for the three months ended March 31, 2022 compared to no activity for the three months ended March 31, 2023. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II.

    Interest expense. Interest expense increased from $0.8 million for the three months ended March 31, 2022 to $1.3 million for the three months ended March 31, 2023, an increase of $0.5 million. Interest expense increased primarily due to rising interest rates on our five-year Credit Facility. These rising interest rates were offset, in part, by a reduction of interest costs of $0.2 million related to payments associated with our interest rate swap, which was entered into on May 18, 2022.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended March 31, 2023, net other income of approximately $0.5 million was comprised of gains from cash equivalents and investments of $0.9 million which were offset, in part, by foreign exchange losses of approximately $0.4 million. For the three months ended March 31, 2022, net other income of approximately $0.2 million was comprised primarily of foreign exchange gains of approximately $0.4 million.

    Income tax expense. We had income tax expense of $2.3 million for the three months ended March 31, 2022 compared to an income tax expense of $4.2 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, the primary reason for the increase in income tax expense was due to an increase of income before taxes of $4.5 million in the current year period compared to the prior year period.

Liquidity and Capital Resources

Overview

    As of March 31, 2023, we had a working capital deficit of $67.8 million and an accumulated deficit of $222.6 million. For the three months ended March 31, 2023, we recorded net income of $5.6 million. As of March 31, 2023, we had available cash, cash equivalents and restricted cash of $116.6 million and short-term investments of $18.8 million.

Effective July 20, 2021, we received $89.3 million of net proceeds from our Credit Facility, which previously bore interest at LIBOR plus a margin ranging from 1.75% to 2.50%. On February 22, 2023, we amended our Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR. As of February 28, 2023, we have a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate, in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement and is based on our Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether we elect an Adjusted Term SOFR (ranging from 1.75 to 2.50%) or a Base Rate (ranging from 0.75 to 1.50%). Annual minimum principal payments over the five year term for the Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our Credit Facility.

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $257.3 million that is included in current liabilities as of March 31, 2023. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 37% of the related deferred revenue based on our gross profit percentage of 63% for the three months ended March 31, 2023.

    For the next year, assuming that our operations are not significantly impacted by any lingering effects of the COVID-19 pandemic, rising inflation, interest rate increases or other global economic uncertainties, we believe that cash, cash equivalents and restricted cash of $116.6 million as of March 31, 2023, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations. Our future capital requirements depend on many factors, including any lingering impact of the COVID-19 pandemic, client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. Alternatively, we may also consider reducing amounts outstanding under our Credit Facility to minimize our exposure to rising interest rates. If interest rates continue to increase as expected and adverse economic changes occur, we may not be able to access credit on terms favorable to us, impacting our ability to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

    For the three months ended March 31, 2023, we generated cash flows from our operating activities of approximately $8.6 million, which was derived from net income of $5.6 million as well as adjustments to reconcile net income to net cash of approximately $4.5 million and offset by an unfavorable change in operating assets and liabilities of approximately $1.5 million. We believe that our operating cash flows for the year ending December 31, 2023 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$8,643	$45,849
Investing activities	(346)	(485)
Financing activities	(1,101)	(4,098)

The effect of foreign currency translation was unfavorable by $35 thousand and $2.8 million for the three months ended March 31, 2023 and 2022, respectively, due to unfavorable foreign exchange impacts related to foreign cash. For the three months ended March 31, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate. The strengthening of the U.S. dollar reduced the reported amount of our foreign-denominated cash and cash equivalents which are translated into U.S. dollars and reported in our Unaudited Condensed Consolidated Financial Statements for the three months ended and as of March 31, 2022.

Cash Flows Provided by Operating Activities

    As clients typically prepay us annually for the services which we will provide over the following year or longer, we typically collect cash in advance of the date when the vast majority of the related services are provided.

    For the three months ended March 31, 2023, cash flows provided by operating activities amounted to approximately $8.6 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2023, included net income of $5.6 million and adjustments to reconcile net income to net cash totaling $4.5 million. These two items were offset, in part, by unfavorable changes in operating assets and liabilities of $1.5 million, resulting in net cash provided by operating activities of $8.6 million.

For the three months ended March 31, 2023, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $2.0 million, amortization and accretion related to operating lease right of use (“ROU”) assets of $1.1 million, depreciation and amortization expense of $0.6 million and accretion, amortization of debt discount and issuance costs of $0.2 million and deferred income taxes of $0.5 million. For the three months ended March 31, 2023, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $26.9 million and deferred contract costs of $1.4 million. The favorable change to accounts receivable was a result of collecting $121.0 million during the three months ended March 31, 2023 which was offset by billings, net of $93.0 million during the three months ended March 31, 2023. As a result, our days sales outstanding for accounts receivable was 96 days as of March 31, 2023. The favorable change in deferred contract costs was due to capitalizing $3.2 million of commissions and amortizing $4.6 million of deferred contract costs during the three months ended March 31, 2023.

Offsetting these favorable changes were unfavorable changes to accrued liabilities of $14.8 million, deferred revenue of $12.5 million, accounts payable of $2.1 million and prepaid expenses, deposits and other assets of $0.4 million. The unfavorable use of cash for accrued liabilities was due to making payments of $2.5 million related to our reorganization plan, incurring incremental professional fee payments of $4.4 million, and paying incremental compensation related primarily to bonuses and commissions of $6.6 million during the current period. Regarding the related use of cash for deferred revenue, it was due to recognizing $105.5 million in revenue for the current period, which was offset by recording billings, net of $93.0 million during the current period.

For the three months ended March 31, 2022, cash flows provided by operating activities amounted to approximately $45.8 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2022, included net income of $3.1 million, as well as adjustments to reconcile net income to net cash totaling $5.9 million and favorable changes in operating assets and liabilities of $36.8 million. These items resulted in net cash provided by operating activities of $45.8 million.

For the three months ended March 31, 2022, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $3.1 million, amortization and accretion related to operating lease ROU assets of $1.4 million, depreciation and amortization expense of $0.6 million and accretion and amortization of debt discount and issuance costs of $0.2 million. For the three months ended March 31, 2022, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $45.0 million. The favorable change to accounts receivable was a result of collecting $143.8 million during the three months ended March 31, 2022 compared to billings, net of $97.7 million during the three months ended March 31, 2022. As a result, our days sales outstanding for accounts receivable was 91 days as of March 31, 2022.

The favorable cash sources noted above were offset by unfavorable uses of cash related to accrued liabilities of $2.8 million, accounts payable of $2.3 million, deferred contract costs of $2.3 million, prepaid expenses, deposits and other assets of $0.5 million and deferred revenue of $0.3 million. The unfavorable use of cash related to accrued liabilities was primarily due to making incremental payments for accrued sales and other taxes of $3.1 million. The unfavorable use of cash of $2.3 million related to accounts payable was due to a decrease in the number of payment days by 36%. Deferred contract costs were unfavorable as we capitalized $6.5 million of commissions and amortized $4.2 million of deferred contract costs during the three months ended March 31, 2022.

Cash Flows Used in Investing Activities

    Cash used in investing activities was primarily driven by investment purchases and capital expenditures for leasehold improvements and computer equipment. Cash used in investing activities totaled $0.3 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

    For the three months ended March 31, 2023, cash used in investing activities of $0.3 million consisted of investment purchases of $7.7 million, which were offset by proceeds from sales of investments of $8.4 million, as well as capital expenditures of $1.0 million. The capital expenditures consisted of $0.8 million primarily for new computer equipment and capitalized development costs in our U.S. entity and $0.2 million for computer equipment at our foreign locations, primarily in India of $0.1 million and in Brazil of $0.1 million.

For the three months ended March 31, 2022, capital expenditures of $0.5 million consisted of $0.2 million, primarily for new computer equipment in our U.S. facilities and $0.3 million for computer equipment at our foreign locations, primarily in India.

Cash Flows from Financing Activities

    For the three months ended March 31, 2023, cash utilized in financing activities of $1.1 million was attributable to principal payments related to the Credit Facility of $1.1 million and capital lease payments of $47 thousand. These cash uses were offset by proceeds of $0.1 million received from stock option exercises.

For the three months ended March 31, 2022, cash utilized in financing activities of $4.1 million was attributable to payments to repurchase shares of Common Stock totaling $3.2 million, principal payment related to the Credit Facility of $1.1 million, and capital lease payments of $0.1 million. These cash uses were offset by proceeds of $0.4 million received from stock option exercises.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of March 31, 2023, we had cash and cash equivalents of $70.4 million held by our foreign subsidiaries.

Critical Accounting Estimates

    Our management’s discussion and analysis of financial condition and results of operations is based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions. We describe our significant accounting policies in Note 2 to our Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of our 2022 Form 10-K, and we discuss our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in Part II, Item 7 of our 2022 Form 10-K.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended March 31, 2023 and 2022, we generated approximately 49% and 47% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

As of March 31, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $0.6 million in our Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $7.0 million in our Consolidated Statement of Cash Flows.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which originally bore interest at LIBOR plus a margin. ranging from 1.75% to 2.50% and now bears interest at SOFR plus a margin ranging from 1.75% to 2.50% as a result of the amendment to our Credit Facility described above. Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of March 31, 2023, we had $77.1 million outstanding debt under the Credit Facility. As of this date, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.8 million in annual interest expense. On May 18, 2022, we entered into an interest rate swap for a notional value of $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.

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

    In connection with the preparation of this Report, as of March 31, 2023, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

    The legal proceedings described in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report are incorporated herein by reference. In addition, from time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of judgment, defense and settlement costs, diversion of management resources and other factors.

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

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al v. Rimini Street, Inc. et al (United States District Court for the District of Nevada) (the “District Court”), against us and our Chief Executive Officer and President, Seth Ravin, alleging that certain of our processes (Process 1.0) violated Oracle’s license agreements with its customers and that we committed acts of copyright infringement and violated other federal and state laws (“Rimini I”). The litigation involved our business processes and the manner in which we provided our services to our clients.

After completion of a jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and we were found liable for only one claim: “innocent infringement,” a jury finding that we did not know and had no reason to know that our former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. We were ordered to pay a judgment of $124.4 million in 2016, which we promptly paid and then pursued appeals. With interest, attorneys’ fees and costs, the total judgment paid by us to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by our insurance carriers (for additional information on this topic, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Report).

Since November 2018, we have been subject to a permanent injunction which prohibits us from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights (the “Injunction”). The Injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

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

On February 7, 2022, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 12, 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). On February 8, 2022, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until our appeal is resolved. Oral argument on our appeal was held in San Francisco on February 6, 2023, and the Court of Appeals has not yet issued a decision on the appeal. At this time, we believe that we are in substantial compliance with the Injunction and have complied with the order regarding the quarantining of certain computer files. As of March 31, 2023 and December 31, 2022, we have accrued $6.9 million for an estimate related to Oracle’s reasonable attorneys’ fees and costs for this matter. Regarding our estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties. We reserve all rights, including appellate rights, with respect to the District Court’s rulings and findings in the contempt matter, including any award of legal fees and costs.

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

See the section titled “Legal Proceedings” in Part II, Item 1 and Note 8 to our Unaudited, Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing Injunction compliance and Rimini II litigation with Oracle represent a significant portion of our current revenue.

In addition to the ongoing litigation with Oracle over compliance with the Injunction, Oracle filed counterclaims in Rimini II relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products. For the three months ended March 31, 2023, approximately 62% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite and Database software products. The percentage of revenue derived from services we provide for PeopleSoft software only was approximately 9% of our total revenue during this same period. Although we provide support services for additional Oracle product lines that are not subject to the Injunction and litigation with Oracle, as well as for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Injunction and Rimini II litigation. Should Oracle prevail on its claims in Rimini II or should a contempt proceeding on the Injunction result in a final order holding us in contempt, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

While we currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with liquidity to cover attorneys’ fees and related costs, such as travel, hotels, and consultants, associated with the ongoing litigation with Oracle, we cannot assure our liquidity will be sufficient.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation (including hyperinflation), other economic challenges and possible recession will be exacerbated for an extended period. Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, fiscal and monetary policies adopted during the COVID-19 pandemic and continued strong consumer demand. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments and uncertainty in the European Union and elsewhere, such as the current conflict between Russia and Ukraine, and governmental and multinational organizations’ responses to the COVID-19 pandemic have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

We recorded a net income of $5.6 million for the three months ended March 31, 2023, and we had an accumulated deficit of $222.6 million as of March 31, 2023. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

Our clients have no obligation to renew their product or service subscription agreements with us after the expiration of a non-cancelable agreement term. In addition, the majority of our multi-year, non-cancelable client agreements are not pre-paid other than the first year of the non-cancelable service period. We may not accurately predict retention rates for our clients. Our retention rates may decline or fluctuate as a result of a number of factors, including our clients’ decision to license a new product or release from an enterprise software vendor, our clients’ decision to move to another enterprise software vendor, product or release for which we do not offer products or services, global economic conditions, including rising inflation and interest rates on our clients’ businesses, client satisfaction with our products and services, the acquisition of our clients by other companies, any remaining impact of the COVID-19 pandemic, and clients going out of business. If our clients do not renew their agreements for our products and services or if our clients decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services.

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

Our revenue grew from $97.9 million for the three months ended March 31, 2022 to $105.5 million for the three months ended March 31, 2023, representing a period over period increase of 8%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

In addition, our historical growth has placed and may continue to place significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls, as well as our reporting systems and procedures. Further, we believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we continue to expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client service that has been central to our growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

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

The COVID-19 pandemic has adversely affected the global economy, created significant financial market volatility and disrupted global supply chains, business operations and consumer confidence. In response to the COVID-19 pandemic, we have taken, and expect to continue to take, measures designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our clients. However, there is still some remaining uncertainty around any lingering impacts of the COVID-19 pandemic on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions, which may delay prospective clients’ decisions regarding engaging our services, impair the ability of our current clients to make timely payments to us, cause our current clients to ask for payment concessions or discounts, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed.

We are unable to accurately predict any future impact of the COVID-19 pandemic due to various uncertainties, including the duration and scope of new variants and surges, and actions that may be taken by governmental authorities to contain the virus in the future. We continue to monitor the remaining impact of the COVID-19 pandemic to assess its potential effects on our business. The extent to which our results may be affected will largely depend on future developments which cannot be accurately predicted and are uncertain, but any lingering impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, and any global macroeconomic effects of the pandemic may persist for an indefinite period. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Refer to the section titled “Global Economic Uncertainty and Impact of COVID-19” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report for additional information.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $45.6 million for the three months ended March 31, 2022 to $52.1 million for the three months ended March 31, 2023, an increase of $6.5 million or 14%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India,

Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

As an expanding global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation and related to jurisdictions where we have operations, customers, or where we conduct marketing, and such laws may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation in the European Union creates a broad range of requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We are also subject to certain requirements in other international jurisdictions with or developing strong privacy and security legislation, as well as expanding U.S. state law, including the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Virginia Consumer Data Protection Act of 2021 (effective Jan 1, 2023), the Colorado Consumer Privacy Act of 2021 (effective July 1, 2023), as well as privacy and security legislation in other states, including Nevada, each of which add to the range of privacy- and security-related compliance requirements. We generally comply with industry standards and strive to comply with all applicable legal obligations relating to privacy, data protection and security, but it is possible that these laws and other legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices or may be mandated at a pace that exceeds our ability to comply. Compliance with such requirements may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, with potential consequences such as fines and other expenses related to such governmental actions, an order requiring that we change our data practices or business practices, and could cause our clients to lose trust in us, any of which could have an adverse effect on our business.

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

We have had material weaknesses in our internal control over financial reporting. As described under “Controls and Procedures” in Part II, Item 9A of our 2021 Annual Report on Form 10-K, as filed with the SEC on March 2, 2022 (the “2021 Form 10-K”), our management concluded that we had a material weakness in our internal control over financial reporting as of March 31, 2021 and December 31, 2020, due to inadequate controls in relation to improperly applying the accounting guidance for our GP Sponsor Private Placement Warrants, recognizing the warrants as equity instead of as a liability.

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

On March 31, 2023, our outstanding indebtedness under the Credit Facility and finance leases totaled $77.6 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of March 31, 2023 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

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

Effective February 28, 2023, we amended both our Credit Facility and our then-effective interest rate swap agreement to implement certain changes in the reference rate from LIBOR to SOFR in response to the previous announcement by the ICE Benchmark Administration, the administrator of LIBOR, that it would cease publication of all remaining U.S. Dollar LIBOR settings effective June 30, 2023. As a result, we have a choice of interest rates between (a) Adjusted Term SOFR and (b) a Base Rate, in each case plus an applicable margin and as further defined in the Credit Facility. The applicable margin is based on our Consolidated Leverage Ratio (as defined in the Credit Facility) and whether we elect Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%). SOFR is a relatively new reference rate, and its composition and characteristics are not the same as LIBOR. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. As such, SOFR is observed and backward looking, which stands in contrast with LIBOR under the previous methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting bank panel members. Given SOFR’s limited history, the future performance of SOFR cannot be predicted based on historical performance, and there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time or that it is a comparable substitute for LIBOR. The consequences of transitioning to SOFR could result in an increase in the cost of our variable rate indebtedness, which may impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

Our stock repurchase program could affect the price of our Common Stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Common Stock.

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the three months ended March 31, 2023, we acquired no shares of Common Stock on the open market. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Based on the number of shares of Common Stock outstanding as of March 31, 2023, two of our stockholders have aggregate voting power of 38.5% of our outstanding capital stock. As of March 31, 2023, (i) approximately 26.5% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.0% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer and President. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 39.8% as of March 31, 2023.

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

There were no repurchases of our Common Stock during the three months ended March 31, 2023.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

    None.

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
10.1*	Amendment No. 4 dated as of February 22, 2023 to that certain Credit Agreement dated as of July 2, 2021, as amended by Amendment No. 1 thereto dated as of July 20, 2021, Amendment No. 2 thereto dated January 14, 2022 and Amendment No .3 thereto dated May 31, 2022, by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	February 23, 2023
31.1†	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2†	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1**	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: May 3, 2023	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer, Chairman of the Board and President
(Principal Executive Officer)

Date: May 3, 2023	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)