Form 10-Q
period 2023-06-30
Rimini Street, Inc.
filed 2023-08-02
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                               to
Commission File Number: 001-37397

Rimini Street, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4880301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 S. Pavilion Center Drive, Suite 330, Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(702) 839-9671
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:

Common Stock, par value $0.0001 per share	RMNI	The Nasdaq Global Market

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
Yes ☐ No ☑
The registrant had approximately 89,087,000 shares of its $0.0001 par value common stock outstanding as of July 31, 2023.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$123,543	$109,008
Restricted cash	427	426
Accounts receivable, net of allowance of $737 and $723, respectively	85,065	116,093
Deferred contract costs, current	17,590	17,218
Short-term investments	17,130	20,115
Prepaid expenses and other	21,239	18,846
Total current assets	264,994	281,706
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $16,670 and $15,441, respectively	7,134	6,113
Operating lease right-of-use assets	7,138	7,142
Deferred contract costs, noncurrent	22,516	23,508
Deposits and other	8,156	7,057
Deferred income taxes, net	60,919	65,515
Total assets	$370,857	$391,041
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$5,912	$4,789
Accounts payable	4,632	8,040
Accrued compensation, benefits and commissions	33,694	37,459
Other accrued liabilities	21,669	32,676
Operating lease liabilities, current	4,219	4,223
Deferred revenue, current	259,102	265,840
Total current liabilities	329,228	353,027
Long-term liabilities:
Long-term debt, net of current maturities	67,113	70,003
Deferred revenue, noncurrent	26,222	34,081
Operating lease liabilities, noncurrent	8,532	9,094
Other long-term liabilities	1,823	2,006
Total liabilities	432,918	468,211
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 89,085 and 88,517 shares, respectively	9	9
Additional paid-in capital	161,391	156,401
Accumulated other comprehensive loss	(3,983)	(4,195)
Accumulated deficit	(218,362)	(228,269)
Treasury stock, at cost	(1,116)	(1,116)
Total stockholders' deficit	(62,061)	(77,170)
Total liabilities and stockholders' deficit	$370,857	$391,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$106,421	$101,200	$211,933	$199,110
Cost of revenue	39,348	37,344	78,691	74,551
Gross profit	67,073	63,856	133,242	124,559
Operating expenses:
Sales and marketing	37,284	36,205	71,763	67,905
General and administrative	18,865	18,862	37,092	38,813
Reorganization costs	—	—	59	—
Litigation costs and related recoveries:
Professional fees and other costs of litigation	629	3,193	3,348	6,692
Insurance costs and recoveries, net	—	(92)	—	(481)
Litigation costs and related recoveries, net	629	3,101	3,348	6,211
Total operating expenses	56,778	58,168	112,262	112,929
Operating income	10,295	5,688	20,980	11,630
Non-operating income and (expenses):
Interest expense	(1,387)	(999)	(2,726)	(1,807)
Other income (expenses), net	280	(1,577)	809	(1,368)
Income before income taxes	9,188	3,112	19,063	8,455
Income taxes	(4,920)	(3,002)	(9,156)	(5,258)
Net income	4,268	110	9,907	3,197
Other comprehensive income
Foreign currency translation gain (loss)	(89)	(2,025)	50	(2,211)
Derivative instrument and other adjustments, net of tax	937	—	162	—
Comprehensive income (loss)	$5,116	$(1,915)	$10,119	$986

Net income attributable to common stockholders	$4,268	$110	$9,907	$3,197

Net income per share attributable to common stockholders:
Basic	$0.05	$—	$0.11	$0.04
Diluted	$0.05	$—	$0.11	$0.04
Weighted average number of shares of Common Stock outstanding:
Basic	88,903	87,225	88,797	87,175
Diluted	89,274	89,339	89,251	88,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common Stock, Shares
Beginning of period	88,883	87,011	88,517	87,107
Exercise of stock options for cash	3	38	57	325
Restricted stock units vested	372	506	684	690
Issuance of Common Stock	75	60	75	60
Retired shares of Common Stock	(248)	(86)	(248)	(653)
End of period	89,085	87,529	89,085	87,529
Total Stockholders' Deficit, beginning of period	$(70,119)	$(77,299)	$(77,170)	$(80,386)
Common Stock, Amount
Beginning of period	9	9	9	9
Exercise of stock options for cash	—	—	—	—
Restricted stock units vested	—	—	—	—
Retired shares of Common Stock	—	—	—	—
End of period	9	9	9	9
Additional Paid-in Capital
Beginning of period	158,449	149,420	156,401	149,234
Stock based compensation expense	3,948	3,159	5,925	6,210
Exercise of stock options for cash	8	76	79	451
Restricted stock units vested	—	—	—	—
Retired shares of Common Stock	(1,014)	(508)	(1,014)	(3,748)
End of period	161,391	152,147	161,391	152,147
Accumulated Other Comprehensive Loss
Beginning of period	(4,831)	(2,910)	(4,195)	(2,724)
Other comprehensive loss	848	(2,025)	212	(2,211)
End of period	(3,983)	(4,935)	(3,983)	(4,935)
Accumulated Deficit
Beginning of period	(222,630)	(222,702)	(228,269)	(225,789)
Net income	4,268	110	9,907	3,197
End of period	(218,362)	(222,592)	(218,362)	(222,592)
Treasury Stock	(1,116)	(1,116)	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(62,061)	$(76,487)	$(62,061)	$(76,487)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,907	$3,197
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,925	6,210
Depreciation and amortization	1,249	1,222
Accretion and amortization of debt discount and issuance costs	483	483
Deferred income taxes	4,415	511
Amortization and accretion related to operating right of use assets	2,237	2,781
Changes in operating assets and liabilities:
Accounts receivable	31,050	47,890
Prepaid expenses, deposits and other	(1,096)	(550)
Deferred contract costs	620	(3,201)
Accounts payable	(3,551)	38
Accrued compensation, benefits, commissions and other liabilities	(17,262)	(1,484)
Deferred revenue	(12,228)	3,676
Net cash provided by operating activities	21,749	60,773
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(2,095)	(1,722)
Payment for purchases of investments	(14,666)	—
Proceeds from sale of investments	15,621	—
Net cash used in investing activities	(1,140)	(1,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of professional fees related to March 2021 Common Stock offering	—	(27)
Principal payments on the Credit Facility	(2,250)	(7,250)
Payments to repurchase and retire Common Stock	(1,014)	(3,748)
Principal payments on capital leases	(163)	(157)
Proceeds from exercise of employee stock options	79	451
Net cash used in financing activities	(3,348)	(10,731)
Effect of foreign currency translation changes	(2,725)	(7,674)
Net change in cash, cash equivalents and restricted cash	14,536	40,646
Cash, cash equivalents and restricted cash at beginning of period	109,434	119,990
Cash, cash equivalents and restricted cash at end of period	$123,970	$160,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,256	$1,277
Cash paid for income taxes	3,656	1,177
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$112	$61

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

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2022 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2023, and operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2023.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of June 30, 2023, the Company’s current liabilities exceeded its current assets by $64.2 million, and the Company recorded net income of $4.3 million for the three months ended June 30, 2023. As of June 30, 2023, the Company had available cash, cash equivalents and restricted cash of $124.0 million and short-term investments of $17.1 million. As of June 30, 2023, the Company’s current liabilities included $259.1 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 37% of the related deferred revenue for the three months ended June 30, 2023.

On July 20, 2021, the Company entered into a five-year term loan of $90 million (the “Credit Facility”). Annual minimum principal payments over the five-year term for the Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company's Credit Facility.

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $5.9 million. During the second quarter of 2023, the U.S. economy continued to experience rising interest rates and inflationary pressures due in part to the recent bank failures within the U.S. banking sector, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments in response to the global outbreak of the coronavirus (“COVID-19”). As of the issuance date of these financial statements, the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, and the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

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

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Deferred contract costs, current and noncurrent, as of the beginning of period	$39,299	$38,821	$40,726	$36,509
Capitalized commissions during the period	5,555	5,278	8,717	11,803
Amortized deferred contract costs during the period	(4,748)	(4,390)	(9,337)	(8,603)
Deferred contract costs, current and noncurrent, as of the end of period	$40,106	$39,709	$40,106	$39,709

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Deferred revenue, current and noncurrent, as of the beginning of period	$287,381	$300,029	$299,921	$300,268
Billings, net	104,364	101,558	197,336	199,229
Revenue recognized	(106,421)	(101,200)	(211,933)	(199,110)
Deferred revenue, current and noncurrent, as of the end of period	$285,324	$300,387	$285,324	$300,387

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of June 30, 2023, remaining performance obligations amounted to $565.1 million, of which $285.3 million was billed and recorded as deferred revenue. As of June 30, 2022, remaining performance obligations amounted to $550.6 million, of which $300.4 million was billed and recorded as deferred revenue.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period. The Company expects to recognize revenue on approximately $259.1 million of the billed remaining performance obligations over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued sales and other taxes	$5,739	$6,878
Accrued professional fees	3,338	9,184
Accrued reorganization costs	—	2,526
Current maturities of capital lease obligations	346	333
Income taxes payable	1,157	2,229
Accrued litigation settlement costs	6,982	6,979
Other accrued expenses	4,107	4,547
Total other accrued liabilities	$21,669	$32,676

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Credit Facility	$73,025	$74,792
Less current maturities	5,912	4,789
Long-term debt, net of current maturities	$67,113	$70,003

On February 22, 2023, the Company amended its Credit Facility. The amendment implemented, among other things, certain changes in the reference rate from LIBOR to the SOFR. Effective February 28, 2023, the Company has a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate (as defined in the Credit Facility), in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement and is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%).

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

On May 31, 2022, the Company amended the Credit Facility to increase the aggregate value of the shares of Common Stock that can be repurchased by the Company to $50 million during the term of the Credit Facility.

On June 30, 2023 and March 31, 2023, the Company made both of its required principal payments of $1.1 million, respectively. On June 30, 2022 and March 31, 2022, the Company also made its required two principal payments of $1.1 million,

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively. On May 31, 2022, the Company prepaid $5.0 million of indebtedness outstanding under its Credit Facility with no prepayment penalty.

Effective July 20, 2021, the Company received $89.3 million of net proceeds pursuant to the Credit Facility. The borrowings under the Credit Facility were incurred with an original discount of 0.375%. As part of the transaction, the Company incurred issuance costs of $4.2 million, which were capitalized and are being amortized over the term of the Credit Facility.

The Credit Facility originally bore interest at LIBOR, plus a margin ranging from 1.75% to 2.50% through February 28, 2023. Subsequently, the Credit Facility was amended to bear interest at SOFR as noted above. For the three months ended June 30, 2023 and 2022, the average interest rate on the Credit Facility was 6.85% and 2.76%, respectively. For the six months ended June 30, 2023 and 2022, the average interest rate on the Credit Facility was 6.58% and 2.61%, respectively.

On May 18, 2022, the Company entered into an interest rate swap agreement with a notional value of $40 million, with a fixed payer LIBOR rate of 2.9935% and an initial floating LIBOR rate of 0.93557%. The floating rate is reset at each month end and had an embedded floor rate of 0.0%. The term of the interest rate swap agreement coincides with that of the Credit Facility. See Note 11 for further information regarding the fair value accounting for the interest rate swap agreement. Effective February 28, 2023, the interest rate swap agreement was amended in connection with the amendment of the Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR.

The fair value of the Credit Facility was $76.6 million (Level 2 inputs) as of June 30, 2023 compared to the carrying value of $75.6 million as of June 30, 2023. The fair value of the Credit Facility was $78.8 million (Level 2 inputs) as of December 31, 2022 compared to the carrying value of $77.8 million as of December 31, 2022.

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. Annual minimum principal payments over the five-year term for the Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

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

The components of interest expense are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Credit Facility:
Interest expense	$1,126	$735	$2,204	$1,277
Accretion expense related to discount and issuance costs	243	243	483	483
Interest on finance leases	18	21	39	47
	$1,387	$999	$2,726	$1,807

For the three and six months ended June 30, 2023, interest expense included a reduction related to interest rate swap payments received of $0.2 million and $0.4 million, respectively.

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

During the three and six months ended June 30, 2023, the Company acquired 0.2 million shares of its Common Stock on the open market at a cost of $1.0 million. For the three months ended June 30, 2022, the Company acquired 0.1 million shares of its Common Stock on the open market at a cost of $0.5 million. For the six months ended June 30, 2022, the Company acquired an aggregate 0.7 million shares of Common Stock on the open market at a total cost of $3.7 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

Stock Plans

The Company’s stock plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 23, 2023, pursuant to the “evergreen” provisions of the 2013 Plan, the Board of Directors authorized an increase of approximately 3.5 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of the 2022 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the three and six months ended June 30, 2023.

On March 31, 2023, the Company’s Board of Directors, approved the Company’s 2023 Long-Term Incentive Plan (the “2023 LTI Plan”), consisting of awards of performance units (“PSUs”), restricted stock units (“RSUs”) and stock options to purchase shares of the Company’s Common Stock under the terms of the Company’s 2013 Equity Incentive Plan (the “2013 Equity Plan”), as amended, effective as of April 3, 2023.

Performance Units

The PSUs awarded under the 2023 LTI Plan (the “Target PSUs”) will be measured over a performance period beginning on January 1, 2023 and ending on December 31, 2023 (the “Performance Period”), but will remain subject to a continued service-based vesting requirement. Half of the PSUs awarded will be eligible to vest based on the Company’s achievement against a target adjusted EBITDA goal for fiscal year 2023, and the remaining half of the PSUs awarded will be eligible to vest based on the Company’s achievement against a target total revenue goal for fiscal year 2023. The ultimate number of PSUs that may vest (as calculated, the “Earned PSUs”) range from zero to 200% of the Target PSUs. Under the terms of the 2023 LTI Plan, the Earned PSUs will vest in equal annual installments on the first, second and third anniversaries of the Date of Grant, generally subject to the awardee continuing to be a Service Provider through the applicable vesting date.

The Company granted 0.6 million PSUs on April 3, 2023 at a grant price of $3.93. The Company recognized compensation expense of $0.3 million for the three months and six months ended June 30, 2023.

Restricted Stock Units

For the six months ended June 30, 2023, the Board of Directors granted RSUs under the 2013 Plan to employees and to non-employee members of the Board of Directors for an aggregate of approximately 1.3 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $4.27 per share, the aggregate fair value for the shares underlying the RSUs amounted to $5.4 million as of the grant date that will be recognized as compensation cost over the vesting period. For the three months ended June 30, 2023 and 2022, the Company recognized compensation expense related to RSUs of approximately $2.6 million and $2.2 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized expense of $4.0 million and $4.8 million, respectively. As of June 30, 2023, the unrecognized expense of $8.4 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.7 years.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

For the six months ended June 30, 2023, the Board of Directors granted stock options for the purchase of an aggregate of approximately 1.8 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the six months ended June 30, 2023 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2022	6,994	$6.17	5.5
Granted	1,818	4.27
Forfeited	(232)	6.03
Expired	(148)	7.08
Exercised	(57)	1.38
Outstanding, June 30, 2023 (3)(4)	8,375	5.78	6.0
Vested, June 30, 2023 (3)	5,050	6.19	4.0

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire, in years.
(3)As of June 30, 2023, the aggregate intrinsic value of all stock options outstanding was $1.4 million. As of June 30, 2023, the aggregate intrinsic value of vested stock options was $0.3 million.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.5 million shares as of June 30, 2023.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the six months ended June 30, 2023 (in thousands):

Available, December 31, 2022	7,543
Newly authorized by Board of Directors	3,541
Stock options granted	(1,818)
RSUs and PSUs granted	(1,871)
Expired options under Stock Plans	148
Forfeited options under Stock Plans	232
Forfeited RSUs under Stock Plans	151
Retired shares of Common Stock	248
Issuance of Common Stock	(75)
Available, June 30, 2023	8,099

The aggregate fair value of approximately 1.8 million stock options granted for the six months ended June 30, 2023 amounted to $4.3 million, or $2.36 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the six months ended June 30, 2023, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected life (in years)	6.0
Volatility	55%
Dividend yield	0%
Risk-free interest rate	3.73%
Fair value per share of Common Stock on date of grant	$4.27

As of June 30, 2023 and December 31, 2022, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $6.0 million and $4.1 million, respectively. As of June 30, 2023, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.2 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$507	$573	$920	$1,081
Sales and marketing	791	853	1,249	1,680
General and administrative	2,650	1,733	3,756	3,449
Total	$3,948	$3,159	$5,925	$6,210

Warrants

As of June 30, 2023, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. For additional information about these warrants, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of the 2022 Form 10-K.

NOTE 7 — INCOME TAXES

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes a 15% corporate alternative minimum tax for companies that report over $1 billion in U.S. profits to shareholders and a 1% excise tax on stock buy backs. The Company does not expect the IRA to have a material tax impact.

For the three months ended June 30, 2023 and 2022, the Company’s effective tax rate was 53.5% and 96.5%, respectively. For the six months ended June 30, 2023 and 2022, the Company’s effective tax rate was 48.0% and 62.2%, respectively. The Company’s income tax expense was primarily attributable to earnings in the United States and foreign jurisdictions subject to income taxes and foreign withholding taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended June 30, 2023 and 2022.

For additional information about income taxes, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of the 2022 Form 10-K.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended June 30, 2023 and 2022, the Company’s matching contributions to these plans totaled $0.8 million and $1.1 million, respectively. For the six months ended June 30, 2023 and 2022, the Company’s matching contributions to these plans totaled $1.7 million and $2.0 million, respectively.

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

Rimini I Injunction Proceedings

Since November 2018, the Company has been subject to a permanent injunction (the “Rimini I Injunction”) prohibiting it from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights. The Rimini I Injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

In July 2020, Oracle filed a motion to show cause contending that the Company was in violation of the Rimini I Injunction, and the Company opposed this motion, disputing Oracle’s claims. In January 2022, the District Court issued its findings and order following an evidentiary hearing held in September 2021 regarding whether the Company (i) violated the Rimini I Injunction for certain accused conduct and (ii) should be held in contempt in those instances where the District Court found a violation of the Rimini I Injunction, and what sanctions, if any, are appropriate.

In the order, the District Court ruled in favor of the Company with respect to five of the items. With respect to the other five items, the District Court found the Company violated the Rimini I Injunction, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. The Company reserved all rights, including appellate rights, with respect to the District Court rulings and findings.

In February 2022, Rimini filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). Shortly thereafter, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until Rimini’s appeal is resolved. Briefing on Rimini’s appeal has been completed. Oral argument on the appeal was held in San Francisco in February 2023, and the Court of Appeals has not yet issued a decision on the appeal. At this time, the Company believes that it is in substantial compliance with the Rimini I Injunction and has complied with the order regarding the quarantining of certain computer files. As of June 30, 2023 and December 31, 2022, the Company had accrued $6.9 million, respectively, as an estimate related to reasonable attorneys’ fees and costs. During the six months ended June 30, 2022, the Company paid $0.6 million to Oracle for the sanctions award. Regarding the Company’s estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that the Company’s revised “Process 2.0” support practices, in use since at least July 2014, did not infringe certain Oracle copyrights (“Rimini II”). The Company’s operative complaint asserted declaratory judgment, tort, and statutory claims, including a request for injunctive relief against Oracle for unfair competition in violation of the California Unfair Competition Law. Oracle’s operative counterclaim asserted declaratory judgment and copyright infringement claims, including violations of the Digital Millennium Copyright Act (“DMCA”), and Lanham Act, breach of contract, and business tort violations with respect to PeopleSoft and other Oracle-branded products, including J.D. Edwards, Siebel, Oracle Database and Oracle E-Business Suite (“EBS”).

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During a status conference with the District Court in mid-October 2022, attorneys for Oracle confirmed that Oracle would withdraw all of its monetary damages claims against the Company and the Company’s CEO and President, Mr. Ravin in Rimini II and proceed with a bench trial instead of a jury trial for its claims for equitable relief.

The District Court entered an order on October 24, 2022, dismissing with prejudice Oracle’s claims in Rimini II “for monetary relief of any kind under any legal theory [,] including but not limited to claims for damages, restitution, unjust enrichment, and engorgement [ . . . ].” In addition, Oracle’s claims for breach of contract, inducing breach of contract and an accounting, were dismissed with prejudice, meaning that the claims (including for monetary damages) have been dismissed on their merits and that the judgement rendered is final. When claims have been dismissed with prejudice, a litigant is prohibited from bringing a future court action on the same claims. Prior to the date of the District Court’s order dismissing with prejudice all of Oracle’s claims for monetary relief, no damages of any kind were awarded by the District Court in Rimini II. The parties each reserved the right to seek attorneys’ fees and/or costs to the extent permissible by law.

The Rimini II bench trial began in Las Vegas on November 29, 2022 and concluded on December 15, 2022. The parties submitted their proposed findings of fact and conclusions of law to the District Court in February 2023.

Subsequent Event

On July 24, 2023, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by a permanent injunction against the Company (the “Rimini II Injunction”). The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and J.D. Edwards products, further ordering that the Company was entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found that Oracle could not obtain injunctive relief for the Oracle Database product since it had not requested such relief in the proposed injunction that it submitted to the District Court. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, and on indirect and vicarious copyright infringement claims against the Company’s CEO and President, Mr. Ravin. The District Court denied the Company’s California Unfair Competition Law claim and other declaratory judgment claims.

The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product. The Rimini II Injunction currently limits, but does not fully prohibit, the support services the Company can provide its clients using Oracle’s PeopleSoft software product. The percentage of revenue derived from support services the Company provides solely for Oracle’s PeopleSoft software product was approximately 8% of the Company’s total revenue during the fiscal second quarter of 2023.

The Rimini II Injunction requires the Company to immediately and permanently delete certain PeopleSoft software environments, files and updates identified in the Injunction, as well as to delete and immediately and permanently discontinue use of certain Company-created automated tools. The Rimini II Injunction also specifies that the Company shall not remove, alter or omit any Oracle copyright notices or other Oracle copyright management information from any file that contains an Oracle copyright notice. Finally, the Rimini II Injunction prohibits the Company from publicly making statements or statements substantially similar to those the District Court found to be “false and misleading,” which are listed in the Rimini II Injunction. In connection therewith, no later than August 23, 2023, the Company is required to issue a corrective press release (in a form prescribed by the District Court) regarding these “false and misleading statements” and maintain a copy of this press release on its public website for at least five years. The Company is also required to certify in writing no later than September 22, 2023, the manner and form in which it has complied with the Rimini II Injunction.

On July 25, 2023, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 24, 2023 decision and the Rimini II Injunction. On July 28, 2023, the Company filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending its appeal. On July 30, 2023, the District Court issued an order setting an expedited briefing schedule for Rimini’s emergency stay motion, with Oracle’s response due by August 7, 2023 and the Company’s reply due by August 11, 2023. While the Company plans to continue to vigorously pursue a stay of the Rimini II Injunction and its appeal, it is unable to predict the timing or outcome of these matters. No assurance is or can be given that the Company will succeed in its efforts to stay the Rimini II Injunction or prevail in all or part of its appeal.

There were no monetary damages included in the District Court’s ruling and findings in Rimini II. To date, Oracle has not filed a motion with the District Court seeking attorneys’ fees and costs. Therefore, we do not believe that Oracle’s attorneys’ fees and costs are estimatable or probable at this time. The Company maintains that Oracle should not be permitted to recover any of its attorneys’ fees and/or costs, but the Company also reserves its right to seek recovery of its attorneys’ fees and/or costs. A

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

decision about whether to award any attorneys’ fees and/or costs to either party, and if so, the amounts, will be made by the District Court.

The change to how certain support services are delivered by the Company to clients receiving support for Oracle’s PeopleSoft products will likely result in additional future period costs to comply with the Rimini II Injunction. However, these costs are not currently estimatable and are not required to be recorded as of June 30, 2023. Accordingly, the Company has made no associated accrual as of June 30, 2023. Any adverse outcome could have a material impact on the Company’s financial position, results of operations and cash flows.

The Company reserves all rights, including appellate rights, with respect to the District Court’s rulings and findings in Rimini II and the Rimini II Injunction, including any award of attorneys’ fees and costs to Oracle.

Other Litigation

From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources and other factors. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimatable under ASC 450, Contingencies. Legal fees are expensed as incurred.

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $13.7 million and $8.1 million as of June 30, 2023 and December 31, 2022, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of June 30, 2023, ASP owned approximately 26.5% of the Company’s issued and outstanding shares of Common Stock.

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

For the three months ended June 30, 2023 and 2022, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income attributable to common stockholders (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income attributable to common stockholders:
Net income	$4,268	$110	$9,907	$3,197

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average number of shares of Common Stock outstanding:
Basic	88,903	87,225	88,797	87,175
Warrants	—	181	—	—
Stock options	17	659	33	588
RSUs	354	1,274	421	1,177
Diluted	89,274	89,339	89,251	88,940
Net income per share attributable to common stockholders:
Basic	$0.05	$—	$0.11	$0.04
Diluted	$0.05	$—	$0.11	$0.04

The following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs	1,574	691	1,013	507
Stock options	8,149	4,046	7,558	4,020
Warrants	3,440	14,688	3,440	18,128
Total	13,163	19,425	12,011	22,655

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Listed below are the cash equivalent and investment balances as of June 30, 2023 (in thousands):

	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Recorded Basis	Cash Equivalents	Short-term Investments	Long-term Investments
Federal Agency Bonds	Level 2	$15,213	$139	$15,352	$404	$12,919	$2,029
US Treasury notes	Level 2	5,180	29	5,209	998	4,211	—
		$20,393	$168	$20,561	$1,402	$17,130	$2,029

Derivatives

On May 18, 2022, the Company entered into an interest rate swap agreement for a notional value of $40.0 million. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of June 30, 2023. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company's interest rate swap agreement as of June 30, 2023, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $1.6 million as of June 30, 2023.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The Company received interest swap payments of $0.2 million and $0.4 million during the three and six months ended June 30, 2023, respectively, which were recorded as a reduction to interest expense. The Company incurred interest payments of $0.1 million during the three and six months ended June 30, 2022, which were recorded as interest expense.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification			June 30, 2023	December 31, 2022
Interest rate swap	Deposits and other			$1,616	$1,402
	Accumulated other comprehensive loss			1,270	1,107
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Income Statement Classification	2023	2022	2023	2022
Interest rate swap	Interest expense (benefit)	$(208)	$142	$(365)	$142

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entities. The following table shows revenues by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States of America	$53,973	$53,909	$107,406	$106,194
International	52,448	47,291	104,527	92,916
Total	$106,421	$101,200	$211,933	$199,110

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No clients represented more than 10% of revenue for both the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, no clients accounted for more than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of June 30, 2023 and December 31, 2022, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $1.8 million and $1.8 million respectively. As of June 30, 2023, the Company had operating lease right-of-use assets of $3.6 million, $2.7 million and $0.9 million in the United States, India and the rest of the world, respectively. As of December 31, 2022, the Company had operating lease right-of-use assets of $2.6 million, $3.4 million and $1.2 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2023 and December 31, 2022, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $47.4 million and $44.9 million, respectively. In addition, as of June 30, 2023 the Company had cash and cash equivalents with two other single financial institutions of $26.6 million. As of June 30, 2023 and December 31, 2022, the Company had restricted cash of $0.4 million. The Company has never experienced any losses related to these balances.

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

NOTE 12 - LEASES

Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Accounting Standards Codification (ASC) Topic 842, Leases. The Company adopted the standard using the prospective method. The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days’ notice with a penalty. The Company’s leases have various remaining lease terms ranging from July 2023 to December 2028. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company’s lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of June 30, 2023, the Company did not have any material additional operating leases that have not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense related to ROU assets and liabilities	$1,090	$1,377	$2,237	$2,781
Other lease expense	125	211	173	403
Total lease expense	$1,215	$1,588	$2,410	$3,184

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	June 30, 2023	December 31, 2022
Operating lease right-of-use assets, noncurrent	$7,138	$7,142

	June 30, 2023	December 31, 2022
Operating lease liabilities, current	$4,219	$4,223
Operating lease liabilities, noncurrent	8,532	9,094
Total operating lease liabilities	$12,751	$13,317

Weighted Average Remaining Lease Term	Years
Operating leases	3.16
Weighted Average Discount Rate
Operating leases	9.9%

Maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Year Ending June 30,
2024	$5,198
2025	4,513
2026	2,795
2027	1,795
2028	363
Thereafter	185
Total future undiscounted lease payments	14,849
Less imputed interest	(2,098)
Total	$12,751

For the three months ended June 30, 2023 and 2022, the Company paid $1.7 million and $1.4 million, respectively, for operating lease liabilities. For the six months ended June 30, 2023 and 2022, the Company paid $2.8 million and $2.8 million, respectively, for operating lease liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “currently,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seem,” “seek,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•the evolution of the enterprise software management and support landscape facing our clients and prospects;
•our ability to educate the market regarding the advantages of our enterprise software management and support services and products;
•costs associated with defending intellectual property infringement and other claims, such as those claims discussed under “Legal Proceedings” in Part II, Item 1 of this Report, and our expectations with respect to such litigation, including the disposition of pending motions to appeal;
•any additional expenses to be incurred in order to comply with the Rimini II Injunction and the impact on future period costs;
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

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. Also the costs associated with running and supporting these systems, system failure and downtime, security exposure, system integration and monitoring, and maintaining the tax, legal and regulatory compliance of these software systems have each contributed to increases in both actual spend and as a percentage of the typical full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business. The majority of our revenue through June 30, 2023, was generated from our support solutions.

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

When we provide our support solutions for a perpetual software license, we generally offer our clients service for a fee that is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that is equal to approximately 25% of the annual fees charged by the software vendor for their base support. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks and/or government security clearance for engineers accessing a client’s system than our standard employment security background check and requirements. Clients may incur an additional fee for Rimini Street Extra Secure Support.

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

    As of June 30, 2023, we employed over 1,940 professionals and supported over 3,020 active clients globally, including 74 Fortune 500 companies and 21 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended June 30, 2023 and 2022, we generated revenue of $106.4 million and $101.2 million, respectively, representing an increase of 5%. During the three months ended June 30, 2023, we recorded net income of $4.3 million, and as of June 30, 2023, we had an accumulated deficit of $218.4 million. Approximately 51% and 53% of our revenue was generated in the United States for the three months ended June 30, 2023 and 2022, respectively. Approximately 49% and 47% of our revenue was generated in foreign jurisdictions for the three months ended June 30, 2023 and 2022, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Global Economic Uncertainty

We have experienced some clients not renewing our services due to the adverse impact on their businesses from current global economic uncertainty, as well as by the economic disruption continuing to be caused by the Russian invasion of Ukraine in early fiscal 2022 and recent political and trade turmoil with China, amongst other global challenges. While we do not physically operate in Russia, the Ukraine or in mainland China, these global events, together with fiscal and monetary policy adopted during and after the COVID-19 pandemic, have increased inflationary cost pressures, negatively impacting the global economy and causing the U.S. Federal Reserve to raise rates beginning in March 2022. We expect additional rate increases in the future. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of economic disruptions described above had a significant net impact on our revenue or results of operations during the three and six months ended June 30, 2023.

The extent to which rising inflation, interest rate increases, continuing global economic and geopolitical uncertainty, and any lingering impacts of the COVID-19 pandemic impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict, including continued governmental and business actions in response to increasing global economic uncertainty, including the possibility of recession or financial market instability. As such, the effects of rising inflation, interest rate increases and other negative impacts on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

Recent Developments

During the three months ended June 30, 2023, we acquired 0.2 million shares of our Common Stock on the open market at a cost of $1.0 million.

On March 31, 2023, our Board of Directors, approved the 2023 Long-Term Incentive Plan (the “2023 LTI Plan”), consisting of awards of PSUs, RSUs and stock options to purchase shares of our Common Stock under the terms of the Company’s 2013 Equity Incentive Plan (the “2013 Equity Plan”), as amended, effective as of April 3, 2023. Please refer to Note 6 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information regarding the 2023 LTI Plan awards.

Reference is made to Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of recent developments in our litigation with Oracle.

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of June 30, 2023 and 2022, we had over 3,020 and 2,900 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of June 30, 2023 and 2022, we had over 1,510 and 1,470 unique clients, respectively.

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

    Our annualized recurring revenue was $410 million and $397 million as of June 30, 2023 and 2022, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 94% and 95% for the 12 months ended June 30, 2023 and 2022, respectively.

Gross profit margin

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 63.0% and 63.1% for the three months ended June 30, 2023 and 2022, respectively. We believe the gross profit margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

Our consolidated statements of operations for the three months ended June 30, 2023 and 2022, are presented below (in thousands):

	Three Months Ended June 30,		Variance
	2023	2022	Amount	Percent
Revenue	$106,421	$101,200	$5,221	5.2%
Cost of revenue:
Employee compensation and benefits	25,436	25,472	(36)	(0.1)%
Engineering consulting costs	6,400	5,423	977	18.0%
Administrative allocations (1)	3,406	3,962	(556)	(14.0)%
All other costs	4,106	2,487	1,619	65.1%
Total cost of revenue	39,348	37,344	2,004	5.4%
Gross profit	67,073	63,856	3,217	5.0%
Gross margin	63.0%	63.1%
Operating expenses:
Sales and marketing	37,284	36,205	1,079	3.0%
General and administrative	18,865	18,862	3	—%
Litigation costs and related recoveries, net	629	3,101	(2,472)	(79.7)%
Total operating expenses	56,778	58,168	(1,390)	(2.4)%
Operating income	10,295	5,688	4,607	81.0%
Non-operating income and (expenses):
Interest expense	(1,387)	(999)	(388)	38.8%
Other income (expenses), net	280	(1,577)	1,857	(117.8)%
Income before income taxes	9,188	3,112	6,076	195.2%
Income taxes	(4,920)	(3,002)	(1,918)	63.9%
Net income	$4,268	$110	$4,158	3,780.0%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $101.2 million for the three months ended June 30, 2022 to $106.4 million for the three months ended June 30, 2023, an increase of $5.2 million or 5%. The increase was driven by an 2% increase in the average number of unique clients from 1,474 for the three months ended June 30, 2022 to 1,510 for the three months ended June 30, 2023. On a geographic basis, United States revenue grew from $53.9 million for the three months ended June 30, 2022 to $54.0 million for the three months ended June 30, 2023, an increase of $0.1 million. Our international revenue grew from $47.3 million for the three months ended June 30, 2022 to $52.4 million for the three months ended June 30, 2023, an increase of $5.2 million or 11%, driven primarily by Japan and Australia, with increases of $2.2 million and $1.2 million, respectively.

    Cost of revenue. Cost of revenue increased from $37.3 million for the three months ended June 30, 2022 to $39.3 million for the three months ended June 30, 2023, an increase of $2.0 million or 5%. The key drivers related to the cost of revenue increase were a $1.0 million increase in engineering consulting costs and a $1.1 million net increase in administrative allocations and all other costs driven primarily by a $1.0 million increase in outside services.

As discussed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by the “Rimini II Injunction” on July 24, 2023. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products. As a result of the findings, we are likely to incur additional expenses for incremental labor costs in order to comply with the

District Court’s Rimini II Injunction. At this time, we have yet to determine the impact on future period costs. Any adverse outcome in our ongoing judicial proceedings could have a material impact on our results of operations.

    Gross profit. Gross profit increased from $63.9 million for the three months ended June 30, 2022 compared to $67.1 million for the three months ended June 30, 2023, an increase of $3.2 million or 5%. Gross profit margin for the three months ended June 30, 2022 was 63.1% compared to 63.0% for the three months ended June 30, 2023. For the three months ended June 30, 2023, the total cost of revenue increased by 5.4% compared to an increase in revenue of 5.2% for the three months ended June 30, 2023. As a result, our gross profit margin declined by 10 basis points period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 35% and 36% for the three months ended June 30, 2023 and 2022, respectively. In dollar terms, sales and marketing expenses increased from $36.2 million for the three months ended June 30, 2022 to $37.3 million for the three months ended June 30, 2023, an increase of $1.1 million or 3%. This increase was primarily due to an increase in trade show expenses of $1.3 million and an increase in advertising and marketing costs of $0.7 million offset, in part, by a decrease in administrative allocations and all other costs of $0.6 million and a decrease in recruitment costs of $0.4 million. We will continue to seek to accelerate our future revenue growth by investing in more resources.

    General and administrative expenses. General and administrative expenses remained consistent year over year at $18.9 million for both the three months ended June 30, 2022 and June 30, 2023, respectively. Despite the consistency, we did experience some fluctuation in general and administrative expenses. The increases in general and administrative expenses were an increase of costs associated with salaries, wages and benefits of $0.6 million, primarily because of increased stock based compensation expense of $0.9 million. In addition, we allocated $1.0 million less expense related to administrative costs and incurred incremental travel and entertainment expenses of $0.4 million. These increases were offset by a decrease of computer software and license costs of $0.9 million, a decrease of contract labor costs of $0.6 million and a decrease of rent costs for $0.4 million.
Looking forward on a quarter-over-quarter basis, we are monitoring the demand for our services in light of current global economic conditions and will adjust our expenditures accordingly. However, we expect to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity. Our company costs that are expected to increase in the future include costs relating to additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, not taking into account temporary reductions in certain expenses resulting from the COVID-19 pandemic in prior periods, we expect our general and administrative expenses related to public company costs will continue to increase in future periods.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Professional fees and other costs of litigation	$629	$3,193	$(2,564)
Insurance costs and recoveries, net	—	(92)	92
Litigation costs and related recoveries, net	$629	$3,101	$(2,472)

    Professional fees and other costs associated with litigation decreased from $3.2 million for the three months ended June 30, 2022 to $0.6 million for the three months ended June 30, 2023, a decrease of $2.6 million. This decrease was primarily due to the timing of trial costs.

Insurance costs and related recoveries, net decreased from a net benefit of $0.1 million for the three months ended June 30, 2022 compared to no activity for the three months ended June 30, 2023. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II.

    Interest expense. Interest expense increased from $1.0 million for the three months ended June 30, 2022 to $1.4 million for the three months ended June 30, 2023, an increase of $0.4 million. Interest expense increased primarily due to rising interest rates on our five-year Credit Facility. These rising interest rates were offset, in part, by a reduction of interest costs of $0.2 million related to payments associated with our interest rate swap, which was entered into on May 18, 2022.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended June 30, 2023, net other income of approximately $0.3 million was comprised of gains from cash equivalents and investments of $0.7 million which were offset, in part, by foreign exchange losses of approximately $0.3 million and other expenses of $0.1 million. For the three months ended June 30, 2022, net other expenses of approximately $1.6 million was comprised primarily of foreign exchange losses of approximately $1.4 million. For the three months ended June 30, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate.

    Income tax expense. We had income tax expense of $3.0 million for the three months ended June 30, 2022 compared to an income tax expense of $4.9 million for the three months ended June 30, 2023. For the three months ended June 30, 2023, the primary reason for the increase in income tax expense was due to an increase of income before taxes of $6.1 million in the current year period compared to the prior year period as well as an increase in foreign withholding taxes.

Comparison of Six Months Ended June 30, 2023 and 2022

Our consolidated statements of operations for the six months ended June 30, 2023 and 2022, are presented below (in thousands):

	Six Months Ended June 30,		Variance
	2023	2022	Amount	Percent
Revenue	$211,933	$199,110	$12,823	6.4%
Cost of revenue:
Employee compensation and benefits	50,574	52,068	(1,494)	(2.9)%
Engineering consulting costs	13,077	10,145	2,932	28.9%
Administrative allocations (1)	7,138	7,723	(585)	(7.6)%
All other costs	7,902	4,615	3,287	71.2%
Total cost of revenue	78,691	74,551	4,140	5.6%
Gross profit	133,242	124,559	8,683	7.0%
Gross margin	62.9%	62.6%
Operating expenses:
Sales and marketing	71,763	67,905	3,858	5.7%
General and administrative	37,092	38,813	(1,721)	(4.4)%
Reorganization costs	59	—	59	100.0%
Litigation costs and related recoveries, net	3,348	6,211	(2,863)	(46.1)%
Total operating expenses	112,262	112,929	(667)	(0.6)%
Operating income	20,980	11,630	9,350	80.4%
Non-operating income and (expenses):
Interest expense	(2,726)	(1,807)	(919)	50.9%
Other income (expenses), net	809	(1,368)	2,177	(159.1)%
Income before income taxes	19,063	8,455	10,608	125.5%
Income taxes	(9,156)	(5,258)	(3,898)	74.1%
Net income	$9,907	$3,197	$6,710	209.9%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $199.1 million for the six months ended June 30, 2022 to $211.9 million for the six months ended June 30, 2023, an increase of $12.8 million or 6%. The increase was driven by an 3% increase in the average number of unique clients from 1,473 for the six months ended June 30, 2022 to 1,511 for the six months ended June 30, 2023. On a geographic basis, United States revenue grew from $106.2 million for the six months ended June 30, 2022 to $107.4 million for the six months ended June 30, 2023, an increase of $1.2 million or 1%. Our international revenue grew from $92.9 million for the six months ended June 30, 2022 to $104.5 million for the six months ended June 30, 2023, an increase of $11.6 million or 12%.

    Cost of revenue. Cost of revenue increased from $74.6 million for the six months ended June 30, 2022 to $78.7 million for the six months ended June 30, 2023, an increase of $4.1 million or 6%. The key drivers related to the cost of revenue increase were a $2.9 million increase in engineering consulting costs and a $3.2 million increase in all other costs driven primarily by a $2.5 million increase in outside services. These cost increases were offset by a reduction in employee compensation costs $1.4 million and a decline of administrative allocations of $0.6 million.

    Gross profit. Gross profit increased from $124.6 million for the six months ended June 30, 2022 compared to $133.2 million for the six months ended June 30, 2023, an increase of $8.7 million or 7%. Gross profit margin for the six months ended June 30, 2022 was 62.6% compared to 62.9% for the six months ended June 30, 2023. For the six months ended June 30, 2023, the total cost of revenue increased by 5.6% compared to an increase in revenue of 6.4% for the six months ended June 30, 2023. As a result, our gross profit margin improved by 30 basis points period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 34% and 34% for the six months ended June 30, 2023 and 2022, respectively. In dollar terms, sales and marketing expenses increased from $67.9 million for the six months ended June 30, 2022 to $71.8 million for the six months ended June 30, 2023, an increase of $3.9 million or 6%. This increase was primarily due to an increase in employee compensation and benefits of $1.4 million, an increase in advertising, trade show expenses and marketing costs of $3.3 million, an increase in travel and entertainment costs of $0.5 million and an increase in contract labor of $0.3 million. These increases were offset, in part, by a decrease in administrative allocations and all other costs of $1.2 million and a decrease in recruitment costs of $0.5 million. We will continue to seek to accelerate our future revenue growth by investing in more resources.

    The $1.4 million increase in sales and marketing expense attributable to employee compensation and benefits for the six months ended June 30, 2023 was primarily due to an increase in commissions of $1.0 million and bonuses of $0.4 million.

    General and administrative expenses. General and administrative expenses decreased from $38.8 million for the six months ended June 30, 2022 to $37.1 million for the six months ended June 30, 2023, a decline of $1.7 million or 4%. This was primarily due to a decline of costs associated with salaries, wages and benefits of $1.3 million primarily due to bonuses decreasing $1.4 million. In addition, we experienced a decrease in computer software and licenses of $1.2 million, a decrease of contract labor of $1.1 million and a decrease in rent costs of $0.8 million. These decreases were offset by lower administrative costs being allocated of $1.2 million, an increase of travel and entertainment expenses of $0.5 million, an increase in taxes and other costs of $0.4 million, an increase in professional service costs of $0.3 million and an increase in facility costs of $0.3 million.
Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Professional fees and other costs of litigation	$3,348	$6,692	$(3,344)
Insurance costs and recoveries, net	—	(481)	481
Litigation costs and related recoveries, net	$3,348	$6,211	$(2,863)

    Professional fees and other costs associated with litigation decreased from $6.7 million for the six months ended June 30, 2022 to $3.3 million for the six months ended June 30, 2023, a decrease of $3.3 million. This decrease was primarily due to the timing of trial costs.

Insurance costs and related recoveries, net decreased from a net benefit of $0.5 million for the six months ended June 30, 2022 compared to no activity for the six months ended June 30, 2023. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II.

    Interest expense. Interest expense increased from $1.8 million for the six months ended June 30, 2022 to $2.7 million for the six months ended June 30, 2023, an increase of $0.9 million. Interest expense increased primarily due to rising interest rates on our five-year Credit Facility. These rising interest rates were offset, in part, by a reduction of interest costs of $0.4 million related to payments associated with our interest rate swap, which was entered into on May 18, 2022.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the six months ended June 30, 2023, net other income of approximately $0.8 million was comprised of gains from cash equivalents and investments of $1.7 million which were offset, in part, by foreign exchange losses of approximately $0.7 million and other expenses of $0.2 million. For the six months ended June 30, 2022, net other expenses of approximately $1.4 million was comprised primarily of foreign exchange losses of approximately $1.0 million.

    Income tax expense. We had income tax expense of $5.3 million for the six months ended June 30, 2022 compared to an income tax expense of $9.2 million for the six months ended June 30, 2023. For the six months ended June 30, 2023, the primary reason for the increase in income tax expense was due to an increase of income before taxes of $10.6 million in the current year period compared to the prior year period as well as an increase in foreign withholding taxes.

Liquidity and Capital Resources

Overview

    As of June 30, 2023, we had a working capital deficit of $64.2 million and an accumulated deficit of $218.4 million. For the three months ended June 30, 2023, we recorded net income of $4.3 million. As of June 30, 2023, we had available cash, cash equivalents and restricted cash of $124.0 million and short-term investments of $17.1 million.

Effective July 20, 2021, we received $89.3 million of net proceeds from our Credit Facility, which previously bore interest at LIBOR plus a margin ranging from 1.75% to 2.50%. On February 22, 2023, we amended our Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR. As of February 28, 2023, we have a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate, in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement and is based on our Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether we elect an Adjusted Term SOFR (ranging from 1.75 to 2.50%) or a Base Rate (ranging from 0.75 to 1.50%). Annual minimum principal payments over the five-year term for the Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our Credit Facility.

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $259.1 million that is included in current liabilities as of June 30, 2023. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 37% of the related deferred revenue based on our gross profit percentage of 63% for the three months ended June 30, 2023.

    For the next year, assuming that our operations are not significantly impacted by rising inflation, interest rate increases or other global economic uncertainties, we believe that cash, cash equivalents and restricted cash of $124.0 million as of June 30, 2023, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations. Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. Alternatively, we may also consider reducing amounts outstanding under our Credit Facility to minimize our exposure to rising interest rates. If interest rates continue to increase as expected and adverse economic changes occur, we may not be able to access credit on terms favorable to us, impacting our ability to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

    For the six months ended June 30, 2023, we generated cash flows from our operating activities of approximately $21.7 million, which was derived from net income of $9.9 million as well as adjustments to reconcile net income to net cash of approximately $14.3 million and an unfavorable change in operating assets and liabilities of approximately $2.5 million. We believe that our operating cash flows for the year ending December 31, 2023 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$21,749	$60,773
Investing activities	(1,140)	(1,722)
Financing activities	(3,348)	(10,731)

The effect of foreign currency translation was unfavorable by $2.7 million and $7.7 million for the six months ended June 30, 2023 and 2022, respectively, due to unfavorable foreign exchange impacts related to foreign cash. For the six months ended June 30, 2023, the unfavorable foreign impact related primarily to our foreign cash held in Japan as the Japanese Yen weakened significantly against the U.S. dollar during the second quarter of 2023. For the six months ended June 30, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate. The strengthening of the U.S. dollar reduced the reported amount of our foreign-denominated cash and cash equivalents which are translated into U.S. dollars and reported in our Unaudited Condensed Consolidated Financial Statements for the six months ended and as of June 30, 2022.

Cash Flows Provided by Operating Activities

    As clients typically prepay us annually for the services which we will provide over the following year or longer, we typically collect cash in advance of the date when the vast majority of the related services are provided.

    For the six months ended June 30, 2023, cash flows provided by operating activities amounted to approximately $21.7 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2023, included net income of $9.9 million and adjustments to reconcile net income to net cash totaling $14.3 million, as well as unfavorable changes in operating assets and liabilities of $2.5 million, resulting in net cash provided by operating activities of $21.7 million.

For the six months ended June 30, 2023, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $5.9 million, amortization and accretion related to operating lease ROU assets of $2.2 million, depreciation and amortization expense of $1.2 million and accretion, amortization of debt discount and issuance costs of $0.5 million and deferred income taxes of $4.4 million. For the six months ended June 30, 2023, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $31.1 million and deferred contract costs of $0.6 million. The favorable change to accounts receivable was a result of collecting $231.5 million during the six months ended June 30, 2023 which was offset by billings, net of $197.3 million during the six months ended June 30, 2023. As a result, our days sales outstanding for accounts receivable was 78 days as of June 30, 2023. The favorable change in deferred contract costs was due to capitalizing $8.7 million of commissions and amortizing $9.3 million of deferred contract costs during the six months ended June 30, 2023.

Offsetting these favorable changes were unfavorable changes to accrued liabilities of $17.3 million, deferred revenue of $12.2 million, accounts payable of $3.6 million and prepaid expenses, deposits and other assets of $1.1 million. The unfavorable use of cash for accrued liabilities was due to making payments of $2.5 million related to our reorganization plan, incurring incremental professional fee payments of $5.8 million, and paying incremental compensation related primarily to bonuses and commissions of $3.7 million during the current period. Regarding the related use of cash for deferred revenue, it was due to recognizing $211.9 million in revenue for the current period, which was offset by recording billings, net of $197.3 million during the current period.

For the six months ended June 30, 2022, cash flows provided by operating activities amounted to approximately $60.8 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2022 included net income of $3.2 million, as well as adjustments to reconcile net income to net cash totaling $11.2 million and favorable changes in operating assets and liabilities of $46.4 million. These items resulted in net cash provided by operating activities of $60.8 million.

For the six months ended June 30, 2022, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $6.2 million, amortization and accretion related to operating lease ROU assets of $2.8 million, depreciation and amortization expense of $1.2 million and accretion and amortization of debt discount and issuance costs of $0.5 million. For the six months ended June 30, 2022, the changes in operating assets and liabilities, net primarily consisted of favorable changes to accounts receivable of $47.9 million and deferred revenue of $3.7 million. The favorable change to accounts receivable was a result of collecting $250.8 million during the six months ended June 30, 2022 compared to billings, net of $199.2 million during the six months ended June 30, 2022. As a result, our days sales outstanding for accounts receivable was 92 days as of June 30, 2022.

The favorable cash sources noted above were offset by unfavorable uses of cash related to deferred contract costs of $3.2 million, accrued liabilities of $1.5 million, and prepaid expenses, deposits and other assets of $0.5 million. The unfavorable use of cash related deferred contract costs was because we capitalized $11.8 million of commissions and amortized $8.6 million of deferred contract costs during the six months ended June 30, 2022. The unfavorable use of cash related to accrued liabilities was primarily due to making incremental payments for accrued sales and other taxes of $4.3 million offset by favorable changes in accrued compensation of $1.6 million and other accrued expenses of $1.2 million.

Cash Flows Used in Investing Activities

    Cash used in investing activities was primarily driven by investment purchases and capital expenditures for leasehold improvements, software development costs, and computer equipment. Cash used in investing activities totaled $1.1 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively.

    For the six months ended June 30, 2023, cash used in investing activities of $1.1 million consisted of investment purchases of $14.7 million, which were offset by proceeds from sales of investments of $15.6 million, as well as capital expenditures of $2.1 million. The capital expenditures consisted of $1.7 million primarily for capitalized software development costs, new computer equipment, and furniture and fixtures in our U.S. entity and $0.4 million for computer equipment at our foreign locations, primarily in Brazil of $0.2 million and in India of $0.1 million.

For the six months ended June 30, 2022, capital expenditures of $1.7 million consisted of $1.1 million primarily for new computer equipment and capitalized development costs for a new payroll system in our U.S. facilities and $0.6 million for computer equipment at our foreign locations, primarily in India and Brazil.

Cash Flows from Financing Activities

    For the six months ended June 30, 2023, cash utilized in financing activities of $3.3 million was attributable to principal payments related to the Credit Facility of $2.3 million, payments to repurchase shares of Common Stock totaling $1.0 million and capital lease payments of $0.2 million. These cash uses were offset by proceeds of $0.1 million received from stock option exercises.

For the six months ended June 30, 2022, cash utilized in financing activities of $10.7 million was attributable to principal payment related to the Credit Facility of $7.3 million, payments to repurchase shares of Common Stock totaling $3.7 million, and capital lease payments of $0.2 million. These cash uses were offset by proceeds of $0.5 million received from stock option exercises.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of June 30, 2023, we had cash and cash equivalents of $50.0 million held by our foreign subsidiaries.

Critical Accounting Estimates

    Our management’s discussion and analysis of financial condition and results of operations is based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions. We describe our significant accounting policies in Note 2 to our Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of our 2022 Form 10-K, and we discuss our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in Part II, Item 7 of our 2022 Form 10-K. Since the filing of our 2022 Form 10-K, there have been no material changes in our critical accounting policies and estimates from those disclosed therein.

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

Recently Issued Accounting Standards

The Company believes that no recently issued accounting standards will have a material impact on its Unaudited Condensed Consolidated Financial Statements or apply to its operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended June 30, 2023 and 2022, we generated approximately 49% and 47% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

As of June 30, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $1.9 million in our Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $5.0 million in our Consolidated Statement of Cash Flows.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which originally bore interest at LIBOR plus a margin. ranging from 1.75% to 2.50% and now bears interest at SOFR plus a margin ranging from 1.75% to 2.50% as a result of the amendment to our Credit Facility described above. Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of June 30, 2023, we had $76.0 million outstanding debt under the Credit Facility. As of this date, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.8 million in annual interest expense. On May 18, 2022, we entered into an interest rate swap for a notional value of $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.

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

    In connection with the preparation of this Report, as of June 30, 2023, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business, Operations and Industry
•Since 2010, we and our Chief Executive Officer and President have been involved in continuing litigation with Oracle. Adverse outcomes and future adverse outcomes in the litigation could result in the payment of substantial attorneys’ fees and/or costs and/or injunctions against certain of our business practices.
•The Oracle software products that are part of our ongoing Rimini I Injunction compliance and that are the subject of the Rimini II litigation with Oracle and the Rimini II Injunction represent a significant portion of our revenue.
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

Risks Related to Our Business, Operations and Industry

Risks Related to Litigation

We and our Chief Executive Officer and President have been involved in continuing litigation with Oracle since 2010. Adverse outcomes and future adverse outcomes in the ongoing litigation could result in the payment of substantial attorneys’ fees and/or costs and/or injunctions against certain of our business practices, which could have a material adverse effect on our business and financial results.

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

Since November 2018, we have been subject to a permanent injunction which prohibits us from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights (the “Rimini I Injunction”). The Rimini I Injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

In July 2020, Oracle filed a motion to show cause contending that we are in contempt of the Rimini I Injunction, which we opposed. In January 2022, the District Court issued its findings and order regarding whether we (i) violated the Rimini I Injunction for certain accused conduct and (ii) should be held in contempt in those instances where the District Court found a violation of the Rimini I Injunction, and what sanctions, if any, are appropriate.

In the order, the District Court ruled in favor of us with respect to five out of ten items. With respect to the other five items, the District Court found that we violated the Rimini I Injunction, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. We reserve all rights, including appellate rights, with respect to the District Court rulings and findings.

In February 2022, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). Shortly thereafter, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until our appeal is resolved. Oral argument on our appeal was held in San Francisco in February 2023, and the Court of Appeals has not yet issued a decision on the appeal. At this time, we believe that we are in substantial compliance with the Rimini I Injunction and have complied with the order regarding the quarantining of certain computer files. As of June 30, 2023 and December 31, 2022, we have accrued $6.9 million for an estimate related to Oracle’s reasonable attorneys’ fees and costs for this matter. Regarding our estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties. We reserve all rights, including appellate rights, with respect to the District Court’s rulings and findings in the contempt matter, including any award of legal fees and costs.

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that our revised “Process 2.0” support practices, in use since at least July 2014, did not infringe certain Oracle copyrights (“Rimini II”). Our operative complaint asserted declaratory judgment, tort, and statutory claims, including a request for injunctive relief against Oracle for unfair competition in violation of the California Unfair Competition Law. Oracle’s operative counterclaim asserted declaratory judgment and copyright infringement claims, including violations of the Digital Millennium Copyright Act (“DMCA”), and Lanham Act, breach of contract, and business tort violations with respect to PeopleSoft and other Oracle-branded products, including J.D. Edwards, Siebel, Oracle Database and Oracle E-Business Suite (“EBS”).

During a status conference with the District Court in mid-October 2022, attorneys for Oracle confirmed that Oracle would withdraw all of its monetary damages claims against us and our CEO and President, Mr. Ravin in Rimini II and proceed with a bench trial instead of a jury trial for its claims for equitable relief.

The District Court entered an order on October 24, 2022, dismissing with prejudice all of Oracle’s claims in Rimini II “for monetary relief of any kind under any legal theory [,] including but not limited to claims for damages, restitution, unjust enrichment, and engorgement [ . . . ].” In addition, Oracle’s claims for breach of contract, inducing breach of contract and an accounting were dismissed with prejudice, meaning that the claims (including for monetary damages) have been dismissed on their merits and that the judgment rendered is final. When claims have been dismissed with prejudice, a litigant is prohibited from bringing a future court action on the same claims. Prior to the date of the District Court’s order dismissing with prejudice Oracle’s claims for monetary relief, no damages of any kind were awarded by the District Court in Rimini II. The parties each reserved the right to seek attorneys’ fees and/or costs to the extent permissible by law.

The Rimini II bench trial began in Las Vegas on November 29, 2022 and concluded on December 15, 2022. The parties submitted their proposed findings of fact and conclusions of law to the District Court in February 2023.

On July 24, 2023, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by a permanent injunction against us (the “Rimini II Injunction”). The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and J.D. Edwards products, further ordering that we were entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found that Oracle could not obtain injunctive relief for the Oracle Database product since it had not requested such relief in the proposed injunction that it submitted to the District Court. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, and on indirect and vicarious copyright infringement claims against our CEO and President, Mr. Ravin. The District Court denied our California Unfair Competition Law claim and other declaratory judgment claims.

The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product. The Rimini II Injunction currently limits, but does not fully prohibit, the support services the Company can provide its clients using Oracle’s PeopleSoft software product. The percentage of revenue derived from support services the Company provides solely for Oracle’s PeopleSoft software product was approximately 8% of the Company’s total revenue during the fiscal second quarter of 2023.

The Rimini II Injunction requires us to immediately and permanently delete certain PeopleSoft software environments, files and updates identified in the Injunction, as well as to delete and immediately and permanently discontinue use of specified Company-created automated tools. The Rimini II Injunction also specifies that we shall not remove, alter or omit any Oracle copyright notices or other Oracle copyright management information from any file that contains an Oracle copyright notice. Finally, the Rimini II Injunction prohibits us from publicly making statements or statements substantially similar to those the District Court found to be “false and misleading,” which are listed in the Rimini II Injunction. In connection therewith, no later than August 23, 2023, we are required to issue a corrective press release (in a form prescribed by the District Court) regarding these “false and misleading statements” and maintain a copy of this press release on our public website for at least five years. We are also required to certify in writing no later than September 22, 2023, the manner and form in which we have complied with the Rimini II Injunction.

On July 25, 2023, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 24, 2023 decision and the Rimini II Injunction. On July 28, 2023, we filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending our appeal. On July 30, 2023, the District Court issued an order setting an expedited briefing schedule for Rimini’s emergency stay motion, with Oracle’s response due by August 7, 2023 and our reply due by August 11, 2023. While we plan to continue to vigorously pursue a stay of the Rimini II Injunction and our appeal, we are unable to predict the timing or outcome of these matters. No assurance is or can be given that we will succeed in our efforts to stay the Rimini II Injunction or that we will prevail in all or part of our appeal.

There were no monetary damages included in the District Court’s ruling and findings in Rimini II. To date, Oracle has not filed a motion with the District Court seeking attorneys’ fees and costs. Therefore, we do not believe that Oracle’s attorneys’ fees and costs are estimatable or probable at this time. We maintain that Oracle should not be permitted to recover attorneys’ fees and/or costs, but we also reserve our right to seek recovery of our attorneys’ fees and/or costs. A decision about whether to award any attorneys’ fees and/or costs, and if so, the amounts, will be made by the District Court.

The change to how certain support services are delivered by us to clients receiving support for Oracle’s PeopleSoft products will likely result in future period costs to comply with the Rimini II Injunction. However, these costs are not required to be recorded as of June 30, 2023 and are not currently estimatable. As a result, we have made no accrual as of June 30, 2023 related to the above items. Any adverse outcome could have a material impact on our financial position, results of operations and cash flows.

We reserve all rights, including appellate rights, with respect to the District Court’s rulings and findings in Rimini II. and the Rimini II Injunction, including any award of attorneys’ fees and costs to Oracle.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the Rimini I Injunction and/or the Rimini II Injunction or if it has reason to believe we are not in compliance with the express terms of the Rimini I Injunction and/or the Rimini II Injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the existence of the Rimini I Injunction, the Rimini II Injunction, the District Court’s January 2022 order and/or the District Court’s July 2023 order could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot provide assurances that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.

We could be required to pay substantial attorneys’ fees and/or costs in connection with litigation relating to our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial attorneys’ fees and/or costs to Oracle, including as a result of the District Court’s rulings and findings in Rimini II, or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. If we default in our payment obligations under the Credit Facility and the indebtedness under the Credit Facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full, and we could be forced into bankruptcy or liquidation.

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be additional rulings by the District Court in Rimini II with respect to attorneys’ fees and costs, the District Court in the contempt proceedings, and the Court of Appeals in both the contempt proceedings and in Rimini II in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigation. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may decline. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue to vigorously litigate the pending matters in the contempt proceedings and in our Rimini II appeal, we are unable to predict the timing or outcome of these matters. No assurance is or can be given that we will prevail on any appeal, contempt proceeding, claim, or counterclaim.

See the section titled “Legal Proceedings” in Part II, Item 1 and Note 8 to our Unaudited, Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing Rimini I Injunction compliance and that are the subject of the Rimini II litigation with Oracle and the Rimini II Injunction represent a significant portion of our current revenue.

In addition to the ongoing litigation with Oracle over compliance with the Rimini I Injunction, Oracle filed counterclaims in Rimini II relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products, prevailing only on its copyright infringement claims relating to PeopleSoft and Oracle Database and only obtaining injunctive relief relating to its PeopleSoft product line. For the six months ended June 30, 2023, approximately 43% of our revenue was derived from the support services that we provide for our clients using Oracle’s PeopleSoft, J.D. Edwards, Siebel and Database software products, which product lines are part of our ongoing Rimini I Injunction compliance. The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product. The Rimini II Injunction currently limits, but does not fully prohibit, the support services we can provide clients using Oracle’s PeopleSoft software product. The percentage of revenue derived from support services we provide solely for Oracle’s PeopleSoft software product was approximately 9% of our total revenue for the six months ended June 30, 2023. Although we provide support services for additional Oracle product lines that are not subject to the Rimini I Injunction or the Rimini II Injunction, as well as for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini I Injunction and Rimini II Injunction. Should we not obtain a stay of the Rimini II Injunction pending our appeal of the District Court’s ruling in Rimini II, should our appeal in Rimini II fail or should a contempt proceeding on the Rimini I Injunction result in a final order holding us in contempt, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the existence of this ongoing litigation, including the January 2022 District Court order and the July 2023 District Court order, could negatively impact the value of our equity securities, and could negatively impact our ability to raise additional equity or debt financing.

We are self-insured for any costs related to any current or future intellectual property litigation, although we maintain and have tendered our errors and omissions insurance coverage for the wrongful acts alleged in Oracle’s Rimini I Injunction contempt proceeding in order to seek determinations of a duty to defend. We obtained a determination of a duty to defend with respect to our primary errors and omission insurance carrier and are seeking a determination of a duty to defend by one of our excess errors and omissions insurance carriers. We cannot provide assurances that we will prevail on this claim or any other similar claims that we may tender in the future.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation (including hyperinflation), other economic challenges and possible recession will be exacerbated for an extended period. Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, fiscal and monetary policies adopted during and since the COVID-19 pandemic and continued strong consumer demand. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. In addition, continued disruptions in the U.S. banking sector could impact certain of our clients’ ability to access their existing cash, which could also impair their ability to make timely payments to us, adversely affecting our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments and uncertainty in the European Union, China and elsewhere, such as the current conflict between Russia and Ukraine, and governmental and multinational organizations’ responses to the COVID-19 pandemic have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

There are also several smaller support services vendors in the independent enterprise software support services market with whom we compete with respect to certain of our support services. We expect competition to continue to increase in the future, particularly if we prevail in our appeal of the District Court’s order and injunction in Rimini II, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices. In addition, certain providers of independent enterprise software support, products and services may have or may develop more strategic relationships with enterprise software vendors, which may allow them to compete more effectively than us over the long term. To the extent any of our competitors have existing relationships with potential clients for any component of our Solutions Portfolio, those potential clients may be unwilling to purchase our services because of those existing relationships, which could cause the demand for our services to be substantially impacted. Further, our competitors may attempt to use the Oracle litigation and the existence of the Rimini I Injunction and the Rimini II Injunction described above under the section titled “Risks Related to Litigation,” to dissuade certain of our prospective or existing clients from purchasing or continuing to purchase any or all of the components of our Solutions Portfolio, including our enterprise software support services.

We have had a history of losses and may not achieve or sustain revenue growth or profitability in the future. Further, if we are unable to attract new clients or retain and/or sell additional products or services to our existing clients, our revenue growth could be adversely affected.

We recorded a net income of $4.3 million for the three months ended June 30, 2023, and we had an accumulated deficit of $218.4 million as of June 30, 2023. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

Our clients have no obligation to renew their product or service subscription agreements with us after the expiration of a non-cancelable agreement term. In addition, the majority of our multi-year, non-cancelable client agreements are not pre-paid other than the first year of the non-cancelable service period. We may not accurately predict retention rates for our clients. Our retention rates may decline or fluctuate as a result of a number of factors, including our clients’ decision to license a new product or release from an enterprise software vendor, our clients’ decision to move to another enterprise software vendor, product or release for which we do not offer products or services, global economic conditions, including rising inflation and interest rates on our clients’ businesses, client satisfaction with our products and services, the acquisition of our clients by other companies and clients going out of business. If our clients do not renew their agreements for our products and services or if our clients decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services.

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

Our revenue grew from $101.2 million for the three months ended June 30, 2022 to $106.4 million for the three months ended June 30, 2023, representing a period over period increase of 5%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

There is an increasing focus from regulators, including U.S. state attorneys general, certain investors, certain clients, the communities in which we operate and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. These stakeholders may have differing priorities and expectations regarding ESG matters. In particular, certain of our clients or potential clients might require that we implement specified ESG procedures or standards in order to do business or continue to do business with them. In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are increasingly integrating ESG factors into their investment analysis. The consideration of ESG factors in making business, investment and voting decisions is relatively new. In addition, recent judicial decisions, federal and state legislative actions and actions of private interest groups have challenged certain ESG policies and practices. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, likely vary across our various stakeholders and will likely continue to evolve over time.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $47.3 million for the three months ended June 30, 2022 to $52.4 million for the three months ended June 30, 2023, an increase of $5.2 million or 11%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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
•war, political instability or terrorist activities, including geopolitical actions specific to an international region, such as the ongoing conflict between Russia and Ukraine;
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

Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, vendor or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our clients may be harmed, and we could incur significant liabilities. Cyberattacks continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. Furthermore, due to geopolitical tensions related to the ongoing conflict between Russia and Ukraine and developments in China, the risk of cyber-attacks may be elevated. We have been the subject of cybersecurity threats and expect such threats to continue in the future. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our clients’ systems that we support, and we may not be able to make such repairs in a timely manner or at all.

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

In addition, many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data, and some of our clients contractually require notification of any data security compromise. In the event of a data security compromise, we may have difficulty timely complying with notification requirements that are unreasonably short or burdensome. New SEC rules and potential other applicable legislative action will require public disclosure of security compromises experienced by our clients, by our competitors or by us, which may lead to widespread negative publicity. Any data security compromise in our industry, whether actual or perceived, could harm our reputation, erode client confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew their agreements with us, or subject us to third party lawsuits, government investigations, regulatory fines or other action or liability, all or any of which could materially and adversely affect our business, financial condition and results of operations.

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

We have had material weaknesses in our internal control over financial reporting in the past as described in our historical periodic reports filed with the SEC. We remediated the material weaknesses; however, we cannot provide assurance that material weaknesses in our internal control over financial reporting will not be identified in the future.

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

The COVID-19 pandemic has adversely affected the global economy, created significant financial market volatility and disrupted global supply chains, business operations and consumer confidence. In response to the COVID-19 pandemic, we have taken, and may take additional or different measures designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our clients. As there is still some remaining uncertainty around any lingering impacts of the COVID-19 pandemic on the global economy and consumer confidence, such lingering impact could have a sustained adverse impact on economic and market conditions, which may delay prospective clients’ decisions regarding engaging our services, impair the ability of our current clients to make timely payments to us, cause our current clients to ask for payment concessions or discounts, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed.

We continue to monitor the remaining impact of the COVID-19 pandemic to assess its potential effects on our business. The extent to which our results may be affected will largely depend on future developments which cannot be accurately predicted and are uncertain, but any lingering impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, and any global macroeconomic effects of the pandemic may persist for an indefinite period. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Refer to the section titled “Global Economic Uncertainty” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report for additional information.

Risks Related to our Indebtedness and Securities

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On June 30, 2023, our outstanding indebtedness under the Credit Facility and finance leases totaled $76.4 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

We expect to depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our Credit Facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control, including inflation and global economic conditions. Our business may not generate sufficient cash flows from operations in the future, and our currently anticipated growth in net sales and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not generate adequate resources, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing Credit Facility, may restrict us from adopting some or any of these alternatives. Our inability to incur additional debt in the future could also delay or prevent a change in control of our Company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could make us more vulnerable to economic downturns and adverse developments in our business. Our current indebtedness and any inability to pay our debt obligations as they come due or an inability to incur additional debt could adversely affect our business and results of operations.

The terms of our Credit Facility impose operating and financial restrictions on us.

Our Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of June 30, 2023 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the three months ended June 30, 2023, we acquired 0.2 million shares of Common Stock on the open market at a cost of $1.0 million. Upon completion of this repurchase, these shares of Common Stock were retired. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Based on the number of shares of Common Stock outstanding as of June 30, 2023, two of our stockholders have aggregate voting power of 38.5% of our outstanding capital stock. As of June 30, 2023, (i) approximately 26.5% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.0% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer and President. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 40.0% as of June 30, 2023.

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

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of an online attack, earthquake, fire, terrorist attack, geopolitical instability including the ongoing conflict between Russia and Ukraine, war, power loss, telecommunications failure, extreme weather conditions (such as hurricanes, wildfires or floods) or other catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, loss of critical data or could prevent us from providing our products and services to our clients. In addition, several of our employee groups reside in areas particularly susceptible to earthquakes, such as the San Francisco Bay Area and Japan, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems, or otherwise continue to provide our services to our clients. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems could affect our ability to conduct normal business operations and adversely affect our business, financial condition and results of operations. Additionally, the emergence or spread of a pandemic or other widespread health emergency similar to the COVID-19 pandemic (or concerns over and response to the possibility of such an emergency) could adversely affect our business, financial condition and results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the monthly acquisitions of our Common Stock that occurred during the three months ended June 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased (2)
April 1-30, 2023	—	$—	—	$45,260,000
May 1-31, 2023	213,170	$4.06	213,170	$44,402,000
June 1-30, 2023	35,000	$4.45	35,000	$44,246,000
Total	248,170		248,170
.

(1) Shares were repurchased under a $15 million stock repurchase program authorized by the Board of Directors on February 27, 2022, and subsequently, increased, by authorization of the Board of Directors, to an aggregate of $50 million stock repurchase program on May 28, 2022. No shares were purchased other than through publicly announced programs during the periods shown.

(2) Amounts in this column reflect amounts remaining under the applicable $50 million stock repurchase program referenced above.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

During the quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c), except as described below.

The Company’s RSU and PSU notice and award agreements provide that, upon the settlement of awards subject to such agreements, such number of shares of Company common stock as the Company determines appropriate to satisfy associated minimum statutory tax withholding obligations shall automatically be sold on the awardee’s behalf, with the sale proceeds remitted to the appropriate taxing authorities. This provision may constitute a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K). Certain of our executive officers have elected to automatically sell such number of shares of Company common stock as to generate cash proceeds in excess of the amount needed to satisfy associated minimum statutory tax withholding obligations (at an identified rate) upon settlement of future RSU and/or PSU awards, with all sale proceeds remitted to appropriate taxing authorities.

Six executive officers received awards of RSUs and PSUs effective April 3, 2023 subject to mandatory “sell-to-cover” arrangements: (i) Seth Ravin, President, Chief Executive Officer and Chairman of the Board, (ii) Michael Perica, Executive Vice President and Chief Financial Officer, (iii) Kevin Maddock, Executive Vice President and Chief Recurring Revenue Officer, (iv) Nancy Lyskawa, Executive Vice President & Chief Client Officer, (v) Steven Salaets, Executive Vice President & Chief Information Officer and (vi) David Rowe, Chief Product Officer & Executive Vice President, Global Transformation.

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	8-K	001-37397	3.2	October 16, 2017
10.1*+	Form of Notice of Performance Unit Grant and Global Performance Unit Award Agreement Effective April 1, 2023	8-K	001-37397	10.1	April 6, 2023
10.2*+	Second Amendment dated as of April 1, 2023 to Amended and Restated Employment Agreement by and between Rimini Street, Inc. and Seth A. Ravin dated as of January 6, 2017	8-K	001-37397	10.2	April 6, 2023
31.1†	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2†	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1**	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: August 2, 2023	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer, Chairman of the Board and President
(Principal Executive Officer)

Date: August 2, 2023	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)