Form 10-Q
period 2023-09-30
Rimini Street, Inc.
filed 2023-11-01
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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
Yes ☐ No ☑
The registrant had approximately 89,389,000 shares of its $0.0001 par value common stock outstanding as of October 30, 2023.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$108,233	$109,008
Restricted cash	427	426
Accounts receivable, net of allowance of $860 and $723, respectively	61,191	116,093
Deferred contract costs, current	17,641	17,218
Short-term investments	19,914	20,115
Prepaid expenses and other	24,678	18,846
Total current assets	232,084	281,706
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $17,320 and $15,441, respectively	8,488	6,113
Operating lease right-of-use assets	6,339	7,142
Deferred contract costs, noncurrent	22,412	23,508
Deposits and other	6,643	7,057
Deferred income taxes, net	59,009	65,515
Total assets	$334,975	$391,041
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$5,912	$4,789
Accounts payable	6,139	8,040
Accrued compensation, benefits and commissions	35,782	37,459
Other accrued liabilities	22,718	32,676
Operating lease liabilities, current	4,175	4,223
Deferred revenue, current	214,073	265,840
Total current liabilities	288,799	353,027
Long-term liabilities:
Long-term debt, net of current maturities	65,671	70,003
Deferred revenue, noncurrent	24,326	34,081
Operating lease liabilities, noncurrent	7,511	9,094
Other long-term liabilities	1,718	2,006
Total liabilities	388,025	468,211
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 89,323 and 88,517 shares, respectively	9	9
Additional paid-in capital	164,522	156,401
Accumulated other comprehensive loss	(4,904)	(4,195)
Accumulated deficit	(211,561)	(228,269)
Treasury stock, at cost	(1,116)	(1,116)
Total stockholders' deficit	(53,050)	(77,170)
Total liabilities and stockholders' deficit	$334,975	$391,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$107,453	$101,931	$319,386	$301,041
Cost of revenue	40,110	39,271	118,802	113,822
Gross profit	67,343	62,660	200,584	187,219
Operating expenses:
Sales and marketing	35,593	35,934	107,356	103,840
General and administrative	18,384	18,454	55,475	57,267
Reorganization costs	—	—	59	—
Litigation costs and related recoveries:
Professional fees and other costs of litigation	2,127	6,145	5,475	12,837
Insurance costs and recoveries, net	—	92	—	(389)
Litigation costs and related recoveries, net	2,127	6,237	5,475	12,448
Total operating expenses	56,104	60,625	168,365	173,555
Operating income	11,239	2,035	32,219	13,664
Non-operating income and (expenses):
Interest expense	(1,413)	(1,167)	(4,139)	(2,974)
Other income (expenses), net	990	(1,329)	1,799	(2,696)
Income (loss) before income taxes	10,816	(461)	29,879	7,994
Income taxes	(4,015)	56	(13,171)	(5,202)
Net income (loss)	6,801	(405)	16,708	2,792
Other comprehensive income
Foreign currency translation loss	(1,061)	(1,667)	(1,011)	(3,878)
Derivative instrument and other adjustments, net of tax	140	1,220	302	1,220
Comprehensive income (loss)	$5,880	$(852)	$15,999	$134

Net income (loss) attributable to common stockholders	$6,801	$(405)	$16,708	$2,792

Net income (loss) per share attributable to common stockholders:
Basic	$0.08	$—	$0.19	$0.03
Diluted	$0.08	$—	$0.19	$0.03
Weighted average number of shares of Common Stock outstanding:
Basic	89,228	87,965	88,942	87,441
Diluted	89,357	87,965	89,322	89,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common Stock, Shares
Beginning of period	89,085	87,529	88,517	87,107
Exercise of stock options for cash	—	193	57	518
Restricted stock units vested	238	701	922	1,391
Issuance of Common Stock	—	—	75	60
Retired shares of Common Stock	—	(200)	(248)	(853)
End of period	89,323	88,223	89,323	88,223
Total Stockholders' Deficit, beginning of period	$(62,061)	$(76,487)	$(77,170)	$(80,386)
Common Stock, Amount
Beginning of period	9	9	9	9
Exercise of stock options for cash	—	—	—	—
Restricted stock units vested	—	—	—	—
Retired shares of Common Stock	—	—	—	—
End of period	9	9	9	9
Additional Paid-in Capital
Beginning of period	161,391	152,147	156,401	149,234
Stock based compensation expense	3,131	2,443	9,056	8,653
Exercise of stock options for cash	—	513	79	964
Restricted stock units vested	—	—	—	—
Retired shares of Common Stock	—	(992)	(1,014)	(4,740)
End of period	164,522	154,111	164,522	154,111
Accumulated Other Comprehensive Loss
Beginning of period	(3,983)	(4,935)	(4,195)	(2,724)
Other comprehensive loss	(921)	(447)	(709)	(2,658)
End of period	(4,904)	(5,382)	(4,904)	(5,382)
Accumulated Deficit
Beginning of period	(218,362)	(222,592)	(228,269)	(225,789)
Net income (loss)	6,801	(405)	16,708	2,792
End of period	(211,561)	(222,997)	(211,561)	(222,997)
Treasury Stock	(1,116)	(1,116)	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(53,050)	$(75,375)	$(53,050)	$(75,375)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,708	$2,792
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	9,056	8,653
Depreciation and amortization	2,001	1,871
Accretion and amortization of debt discount and issuance costs	728	728
Deferred income taxes	6,263	327
Amortization and accretion related to operating right of use assets	3,347	4,140
Changes in operating assets and liabilities:
Accounts receivable	54,112	75,068
Prepaid expenses, deposits and other	(4,339)	(6,417)
Deferred contract costs	674	(2,412)
Accounts payable	(2,551)	2,710
Accrued compensation, benefits, commissions and other liabilities	(14,702)	(3,842)
Deferred revenue	(57,684)	(46,861)
Net cash provided by operating activities	13,613	36,757
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(3,654)	(3,144)
Payment for purchases of investments	(24,118)	(11,148)
Proceeds from sale of investments	23,614	—
Net cash used in investing activities	(4,158)	(14,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of professional fees related to March 2021 Common Stock offering	—	(27)
Principal payments on the Credit Facility	(3,938)	(8,375)
Payments to repurchase and retire Common Stock	(1,014)	(4,740)
Principal payments on capital leases	(247)	(235)
Proceeds from exercise of employee stock options	79	965
Net cash used in financing activities	(5,120)	(12,412)
Effect of foreign currency translation changes	(5,109)	(11,050)
Net change in cash, cash equivalents and restricted cash	(774)	(997)
Cash, cash equivalents and restricted cash at beginning of period	109,434	119,990
Cash, cash equivalents and restricted cash at end of period	$108,660	$118,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,409	$2,195
Cash paid for income taxes	4,164	1,886
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in payables for capital expenditures	$669	$(2)

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

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2022 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2023, and operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2023.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of September 30, 2023, the Company’s current liabilities exceeded its current assets by $56.7 million, and the Company recorded net income of $6.8 million for the three months ended September 30, 2023. As of September 30, 2023, the Company had available cash, cash equivalents and restricted cash of $108.7 million and short-term investments of $19.9 million. As of September 30, 2023, the Company’s current liabilities included $214.1 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 37% of the related deferred revenue for the three months ended September 30, 2023.

On July 20, 2021, the Company entered into a five-year term loan of $90 million (the “Credit Facility”). Annual minimum principal payments over the five-year term for the Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company's Credit Facility.

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $5.6 million. During the third quarter of 2023, the global economy continued to experience interest rate and inflationary pressures, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments in response to and following the global outbreak of the coronavirus (“COVID-19”). Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 8, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

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

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Deferred contract costs, current and noncurrent, as of the beginning of period	$40,106	$39,709	$40,726	$36,509
Capitalized commissions during the period	4,913	3,817	13,630	15,620
Amortized deferred contract costs during the period	(4,966)	(4,606)	(14,303)	(13,209)
Deferred contract costs, current and noncurrent, as of the end of period	$40,053	$38,920	$40,053	$38,920

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Deferred revenue, current and noncurrent, as of the beginning of period	$285,324	$300,387	$299,921	$300,268
Billings, net	60,528	49,731	257,864	248,960
Revenue recognized	(107,453)	(101,931)	(319,386)	(301,041)
Deferred revenue, current and noncurrent, as of the end of period	$238,399	$248,187	$238,399	$248,187

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of September 30, 2023, remaining performance obligations amounted to $550.1 million, of which $238.4 million was billed and recorded as deferred revenue. As of September 30, 2022, remaining performance obligations amounted to $532.3 million, of which $248.2 million was billed and recorded as deferred revenue.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period. The Company expects to recognize revenue on approximately $214.1 million of the billed remaining performance obligations over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued sales and other taxes	$5,760	$6,878
Accrued professional fees	4,078	9,184
Accrued reorganization costs	—	2,526
Current maturities of capital lease obligations	353	333
Income taxes payable	1,285	2,229
Accrued litigation settlement costs	6,982	6,979
Other accrued expenses	4,260	4,547
Total other accrued liabilities	$22,718	$32,676

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Credit Facility	$71,583	$74,792
Less current maturities	5,912	4,789
Long-term debt, net of current maturities	$65,671	$70,003

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

Based on voluntary prepayments made to date under the Credit Facility, the Company currently has available $40.0 million in incremental borrowings available for future use, subject to the terms of the Credit Facility.

On May 31, 2022, the Company amended the Credit Facility to increase the aggregate value of the shares of Common Stock that can be repurchased by the Company to $50 million during the term of the Credit Facility.

On September 30, 2023, June 30, 2023 and March 31, 2023, the Company made its required principal payments under the Credit Facility of $1.7 million, $1.1 million, and $1.1 million, respectively. On September 30, 2022, June 30, 2022 and March

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

31, 2022, the Company also made its required three principal payments of $1.1 million, respectively. On May 31, 2022, the Company prepaid $5.0 million of indebtedness outstanding under its Credit Facility with no prepayment penalty.

Effective July 20, 2021, the Company received $89.3 million of net proceeds pursuant to the Credit Facility. The borrowings under the Credit Facility were incurred with an original discount of 0.375%. As part of the transaction, the Company incurred issuance costs of $4.2 million, which were capitalized and are being amortized over the term of the Credit Facility.

The Credit Facility originally bore interest at LIBOR, plus a margin ranging from 1.75% to 2.50% through February 28, 2023. Subsequently, the Credit Facility was amended to bear interest at SOFR as noted above. For the three months ended September 30, 2023 and 2022, the average interest rate on the Credit Facility was 7.12% and 3.94%, respectively. For the nine months ended September 30, 2023 and 2022, the average interest rate on the Credit Facility was 6.76% and 3.06%, respectively.

On May 18, 2022, the Company entered into an interest rate swap agreement with a notional value of $40.0 million, with a fixed payer LIBOR rate of 2.9935% and an initial floating LIBOR rate of 0.93557%. The floating rate is reset at each month end and had an embedded floor rate of 0.0%. The term of the interest rate swap agreement coincides with that of the Credit Facility. See Note 11 for further information regarding the fair value accounting for the interest rate swap agreement. Effective February 28, 2023, the interest rate swap agreement was amended in connection with the amendment of the Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR.

The fair value of the Credit Facility was $74.9 million (Level 2 inputs) as of September 30, 2023 compared to the carrying value of $73.9 million as of September 30, 2023. The fair value of the Credit Facility was $78.8 million (Level 2 inputs) as of December 31, 2022 compared to the carrying value of $77.8 million as of December 31, 2022.

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

The components of interest expense are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Credit Facility:
Interest expense	$1,147	$897	$3,351	$2,174
Accretion expense related to discount and issuance costs	245	245	728	728
Interest on finance leases	21	25	60	72
	$1,413	$1,167	$4,139	$2,974

For the three and nine months ended September 30, 2023, interest expense included a reduction related to interest rate swap payments received of $0.2 million and $0.6 million, respectively.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Retired

On May 28, 2022, the Board of Directors authorized an increase to the Company’s previously announced Common Stock repurchase program to increase the value of the shares that could be acquired by the Company from up to $15.0 million over two years to up to $50.0 million over four years, subject to compliance with the Company’s Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

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

During the three months ended September 30, 2023, the Company did not acquire any shares of its Common Stock on the open market. For the nine months ended September 30, 2023, the Company acquired 0.2 million shares of its Common Stock on the open market at a cost of $1.0 million. For the three months ended September 30, 2022, the Company acquired 0.2 million shares of its Common Stock on the open market at a cost of $1.0 million. For the nine months ended September 30, 2022, the Company acquired an aggregate 0.9 million shares of Common Stock on the open market at a total cost of $4.7 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

Stock Plans

The Company’s stock plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 23, 2023, pursuant to the “evergreen” provisions of the 2013 Plan, the Board of Directors authorized an increase of approximately 3.5 million shares available for grant under the 2013 Plan. For additional information about the Stock Plans, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of the 2022 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the three and nine months ended September 30, 2023.

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

The Company granted 0.6 million PSUs on April 3, 2023 at a grant price of $3.93. The Company recognized compensation expense related to PSUs of $0.4 million and $0.7 million for the three and nine ended September 30, 2023, respectively.

Restricted Stock Units

For the nine months ended September 30, 2023, the Board of Directors granted RSUs under the 2013 Plan to employees and to non-employee members of the Board of Directors for an aggregate of approximately 1.4 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $4.16 per share, the aggregate fair value for the shares underlying the RSUs amounted to $5.6 million as of the grant date that will be recognized as compensation cost over the vesting period. For the three months ended September 30, 2023 and 2022, the Company recognized compensation expense related to RSUs of approximately $1.8 million and $1.8 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized expense of $5.7 million and $6.6 million, respectively. As of September 30, 2023, the unrecognized expense of $7.0 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.6 years.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

For the nine months ended September 30, 2023, the Board of Directors granted stock options for the purchase of an aggregate of approximately 1.9 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the nine months ended September 30, 2023 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2022	6,994	$6.17	5.5
Granted	1,912	4.20
Forfeited	(288)	5.95
Expired	(213)	6.64
Exercised	(57)	1.38
Outstanding, September 30, 2023 (3)(4)	8,348	5.75	5.8
Vested, September 30, 2023 (3)	5,106	6.22	3.8

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire in years.
(3)As of September 30, 2023, there was no aggregate intrinsic value of all stock options outstanding. As of September 30, 2023, there was no aggregate intrinsic value of vested stock options.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.4 million shares as of September 30, 2023.

The following table presents activity affecting the total number of shares available for grant under the Stock Plans for the nine months ended September 30, 2023 (in thousands):

Available, December 31, 2022	7,543
Newly authorized by Board of Directors	3,541
Stock options granted	(1,912)
RSUs and PSUs granted	(1,960)
Expired options under Stock Plans	213
Forfeited options under Stock Plans	288
Forfeited RSUs under Stock Plans	177
Repurchased shares of Common Stock	248
Issuance of Common Stock	(75)
Available, September 30, 2023	8,063

The aggregate fair value of approximately 1.9 million stock options granted for the nine months ended September 30, 2023 amounted to $4.5 million, or $2.33 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the nine months ended September 30, 2023, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected life (in years)	6.0
Volatility	55%
Dividend yield	0%
Risk-free interest rate	3.75%
Fair value per share of Common Stock on date of grant	$4.20

As of September 30, 2023 and December 31, 2022, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $5.3 million and $4.1 million, respectively. As of September 30, 2023, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.0 years.

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$503	$535	$1,423	$1,616
Sales and marketing	817	787	2,067	2,467
General and administrative	1,811	1,121	5,566	4,570
Total	$3,131	$2,443	$9,056	$8,653

Warrants

As of September 30, 2023, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. For additional information about these warrants, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of the 2022 Form 10-K.

NOTE 7 — INCOME TAXES

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes a 15% corporate alternative minimum tax for companies that report over $1 billion in U.S. profits to shareholders and a 1% excise tax on stock buy backs. The Company does not expect the IRA to have a material tax impact.

For the three months ended September 30, 2023 and 2022, the Company’s effective tax rate was 37.1% and 12.1%, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s effective tax rate was 44.1% and 65.1%, respectively. The Company’s income tax expense was primarily attributable to earnings in the United States and foreign jurisdictions subject to income taxes and foreign withholding taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended September 30, 2023 and 2022.

For additional information about income taxes, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2022, included in Part II, Item 8 of the 2022 Form 10-K.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended September 30, 2023 and 2022, the Company’s matching contributions to these plans totaled $1.0 million and $0.8 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s matching contributions to these plans totaled $2.6 million and $2.7 million, respectively.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rimini I Litigation

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (the “District Court”) (“Rimini I”), against the Company and its Chief Executive Officer, Chairman of the Board and President, Seth Ravin, alleging that certain of the Company’s processes (Process 1.0) violated Oracle’s license agreements with its customers and that the Company committed acts of copyright infringement and violated other federal and state laws. The litigation involved the Company’s business processes and the manner in which the Company provided services to its clients.

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

In July 2020, Oracle filed a motion to show cause contending that the Company was in violation of the Rimini I Injunction, and the Company opposed this motion, disputing Oracle’s claims. In January 2022, the District Court issued its findings and order following an evidentiary hearing held in September 2021 regarding whether the Company (i) violated the Rimini I Injunction for certain accused conduct and (ii) should be held in contempt in those instances where the District Court found a violation of the Rimini I Injunction, and what sanctions, if any, were appropriate.

In the order, the District Court ruled in favor of the Company with respect to five of the items. With respect to the other five items, the District Court found the Company violated the Rimini I Injunction, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. The Company reserved all rights, including appellate rights, with respect to the District Court rulings.

In February 2022, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). Shortly thereafter, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until the Company’s appeal was resolved.

Following oral argument on the appeal held in February 2023, on August 24, 2023, the Court of Appeals issued its decision on the Company’s appeal of the five items for which the District Court held the Company in contempt. The Court of Appeals affirmed the District Court’s contempt findings on four of the five items and reversed the District Court’s finding of contempt on the fifth item, holding that the District Court had abused its discretion in holding the Company in contempt. In addition, the Court of Appeals vacated the District Court’s order to the extent that it read the Rimini I Injunction to prohibit “de minimis” copying, as well as vacated and remanded the sanctions award to the District Court for recalculation in light of its reversal of the contempt finding on the fifth item.

On September 6, 2023, the Company filed a petition for panel rehearing and rehearing en banc of the Court of Appeals’ ruling that the District Court was permitted to use the Copyright Act’s damages framework to measure the original award of $0.6 million in sanctions to Oracle. On October 12, 2023, the Court of Appeals denied the Company’s petition. On October 25, 2023, the District Court filed an order imposing a recalculated award against the Company, reducing the sanctions originally awarded to Oracle by $0.1 million and reimposing the remaining $0.5 million sanctions award, which amount was previously paid by the Company to Oracle, as described below.

At this time, the Company believes that it is in substantial compliance with the Rimini I Injunction and has complied with the order regarding the quarantining of certain computer files. As of September 30, 2023 and December 31, 2022, the Company

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

had accrued $6.9 million, respectively, as an estimate related to Oracle’s reasonable attorneys’ fees and costs relating to this matter. During the nine months ended September 30, 2022, the Company paid $0.6 million to Oracle for the sanctions award. Regarding the Company’s estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties. Per order of the District Court, the deadline for Oracle to file its proposed bill of reasonable fees and costs is November 24, 2023. The Company’s response is due sixty (60) days after Oracle’s filing, and Oracle’s reply is due twenty (20) days after the Company’s response. The Company reserves all rights, including appellate rights, with respect to the District Court’s rulings in the contempt matter, including any award of attorneys’ fees and costs. An adverse outcome regarding Oracle’s motion for attorneys’ fees and costs could have a material adverse impact on the Company’s financial position, results of operations and cash flows.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that the Company’s revised “Process 2.0” support practices, in use since at least July 2014, did not infringe certain Oracle copyrights (“Rimini II”). The Company’s operative complaint asserted declaratory judgment, tort, and statutory claims, including a request for injunctive relief against Oracle for unfair competition in violation of the California Unfair Competition Law. Oracle asserted counterclaims including copyright infringement claims, violations of the Digital Millennium Copyright Act (“DMCA”) and Lanham Act, breach of contract and business tort violations with respect to PeopleSoft and other Oracle-branded products, including J.D. Edwards, Siebel, Oracle Database and Oracle E-Business Suite (“EBS”).

In mid-October 2022, on the eve of the Rimini II jury trial, Oracle withdrew all of its monetary damages claims against the Company and the Company’s Chief Executive Officer, Chairman of the Board and President, Mr. Ravin in Rimini II and moved to proceed with a bench trial instead of a jury trial for its claims for equitable relief.

The District Court entered an order on October 24, 2022, dismissing with prejudice Oracle’s claims in Rimini II “for monetary relief of any kind under any legal theory[,] including but not limited to claims for damages, restitution, unjust enrichment, and engorgement. . . .” In addition, Oracle’s claims for breach of contract, inducing breach of contract and an accounting, were dismissed with prejudice, meaning that the claims (including for monetary damages) have been dismissed on their merits and that the judgment rendered is final. Prior to the date of the District Court’s order dismissing with prejudice all of Oracle’s claims for monetary relief, no damages of any kind were awarded by the District Court in Rimini II. The parties each reserved the right to seek or object to any attorneys’ fees and/or costs to the extent permissible by law.

The Rimini II bench trial began in Las Vegas on November 29, 2022 and concluded on December 15, 2022. The parties submitted their proposed findings of fact and conclusions of law to the District Court in February 2023.

On July 24, 2023, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by a permanent injunction against the Company (the “Rimini II Injunction”) which, as set forth in detail below, is subject to an administrative stay and is not currently effective. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and J.D. Edwards products, further ordering that the Company was entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, enjoining the Company from making certain statements and prohibiting certain actions in connection with the manner of marketing, selling and providing services to clients of the Oracle products in question as further described below, and on indirect and vicarious copyright infringement claims against the Company’s Chief Executive Officer, Chairman of the Board and President, Mr. Ravin. The District Court denied the Company’s California Unfair Competition Law claim and other declaratory judgment claims.

On July 25, 2023, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 24, 2023 Rimini II judgment and Injunction.

On July 28, 2023, the Company filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending the Company’s appeal of the Rimini II judgment and Injunction.

On August 15, 2023, the District Court issued an order denying the Company’s emergency motion to stay the Rimini II Injunction pending the Company’s appeal with the Court of Appeals, but it granted an administrative stay of the Rimini II Injunction pending the outcome of a motion to stay to be filed by the Company with the Court of Appeals.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 22, 2023, the Company filed the separate motion to stay the Rimini II Injunction with the Court of Appeals, asserting that certain provisions of the Rimini II Injunction are vague and overbroad, that the District Court committed legal error, that certain provisions would require the Company to commit criminal acts to comply with its terms, and that the Rimini II Injunction would cause the Company and third parties “irreparable harm,” among other grounds. As of the date of this Report, the Court of Appeals has not issued a decision on the Company’s motion to stay the Rimini II Injunction.

As of the date of this Report, the Rimini II Injunction, as issued by the District Court, is currently stayed by the District Court, meaning that it is not currently effective. The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product and, if effective, would limit, but not fully prohibit, the support services the Company can provide its clients using Oracle’s PeopleSoft software product.

Among other things, the Rimini II Injunction requires the Company to immediately and permanently delete certain PeopleSoft software environments, files and updates identified in the Rimini II Injunction, as well as to delete and immediately and permanently discontinue use of certain Company-created automated tools. The Rimini II Injunction also prohibits using, distributing, copying, or making derivative works from certain files, and it prohibits the transfer or copying of PeopleSoft files, updates, and modifications, and portions of PeopleSoft software that are developed, tested, or exist in one client’s systems to the Company’s systems or another client’s systems.

The Rimini II Injunction also specifies that the Company shall not remove, alter or omit any Oracle copyright notices or other Oracle copyright management information from any file that contains an Oracle copyright notice and prohibits the Company from publicly making statements or statements substantially similar to those the District Court found to be “false and misleading,” which are listed in the Rimini II Injunction.

On August 21, 2023, Oracle filed a motion to amend the District Court’s judgment in Rimini II regarding an update, technical specification and tool related to Oracle’s EBS software product. As of the date of this Report, the District Court has not issued a decision on Oracle’s motion to amend.

On September 12, 2023, the Court of Appeals issued an order holding the Company’s appeal of the District Court’s decision in Rimini II in abeyance pending the District Court’s resolution of Oracle’s above-described motion to amend the Rimini II judgment. Accordingly, as of the date of this Report, the briefing schedule for the Company’s appeal of the Rimini II decision has been stayed.

While the Company plans to continue to vigorously pursue a stay of the Rimini II Injunction pending appeal and its appeal of the Rimini II judgment and Injunction, it is unable to predict the timing or outcome of these matters. No assurance is or can be given that the Company will succeed in its efforts to stay the Rimini II Injunction in full or in part pending appeal or prevail in all or part of its Rimini II appeal.

There were no monetary damages included in the District Court’s judgment in Rimini II. The deadline for the parties to file motions for attorneys’ fees and costs is November 6, 2023, and oppositions to such motions are due February 20, 2024. As of the date of this Report, no party has filed such a motion with the District Court. A decision about whether to award any attorneys’ fees and/or costs, and if so, the amounts, will be made by the District Court. Accordingly, at this time the Company does not believe that any award of attorneys’ fees and costs are probable or estimatable. An adverse outcome regarding any Oracle motion for attorneys’ fees and costs could have a material adverse impact on the Company’s financial position, results of operations and cash flows.

The Rimini II Injunction, if reinstated, would affect certain support services delivered by the Company to clients receiving support for Oracle’s PeopleSoft products and is expected to result in additional future period costs, among other potential impacts. However, these costs are not currently estimatable and are not required to be recorded as of September 30, 2023. Accordingly, the Company has made no associated accrual as of September 30, 2023. Any required changes to how support services are delivered to the Company’s PeopleSoft clients could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 8% and 9% of the Company’s total revenue for the three and nine months ended September 30, 2023, respectively.

The Company reserves all rights, including appellate rights, with respect to the District Court’s rulings in Rimini II and the Rimini II Injunction, including any award of attorneys’ fees and costs to Oracle.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $12.6 million and $8.1 million as of September 30, 2023 and December 31, 2022, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of September 30, 2023, ASP owned approximately 26.4% of the Company’s issued and outstanding shares of Common Stock.

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

For both the three and nine months ended September 30, 2023 and 2022, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income attributable to common stockholders (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) attributable to common stockholders:
Net income (loss)	$6,801	$(405)	$16,708	$2,792

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average number of shares of Common Stock outstanding:
Basic	89,228	87,965	88,942	87,441
Warrants	—	—	—	—
Stock options	—	—	18	543
RSUs	129	—	362	1,070
Diluted	89,357	87,965	89,322	89,054
Net income (loss) per share attributable to common stockholders:
Basic	$0.08	$—	$0.19	$0.03
Diluted	$0.08	$—	$0.19	$0.03

The following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs and PSUs	2,767	1,243	1,270	460
Stock options	8,358	4,914	7,830	4,161
Warrants	3,440	18,128	3,440	18,128
Total	14,565	24,285	12,540	22,749

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Listed below are the cash equivalent and investment balances as of September 30, 2023 (in thousands):

	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Recorded Basis	Cash Equivalents	Short-term Investments	Long-term Investments
Federal Agency Bonds	Level 2	$14,895	$165	$15,060	$195	$14,160	$705
US Treasury notes	Level 2	5,716	38	5,754	—	5,754	—
		$20,611	$203	$20,814	$195	$19,914	$705

Derivatives

On May 18, 2022, the Company entered into an interest rate swap agreement for a notional value of $40.0 million. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of September 30, 2023. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company's interest rate swap agreement as of September 30, 2023, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $1.8 million as of September 30, 2023.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The Company received interest swap payments of $0.2 million and $0.6 million during the three and nine months ended September 30, 2023, respectively, which were recorded as a reduction to interest expense. The Company incurred interest payments of $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively, which were recorded as interest expense.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification			September 30, 2023	December 31, 2022
Interest rate swap	Deposits and other			$1,797	$1,402
	Accumulated other comprehensive loss			1,408	1,107
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Income Statement Classification	2023	2022	2023	2022
Interest rate swap	Interest expense (benefit)	$(235)	$81	$(600)	$224

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entities. The following table shows revenues by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States of America	$55,740	$53,423	$163,146	$159,616
International	51,713	48,508	156,240	141,425
Total	$107,453	$101,931	$319,386	$301,041

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No clients represented more than 10% of revenue for both the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, no clients accounted for more than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of September 30, 2023 and December 31, 2022, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $2.5 million and $1.8 million respectively. As of September 30, 2023, the Company had operating lease right-of-use assets of $3.3 million, $2.4 million and $0.7 million in the United States, India and the rest of the world, respectively. As of December 31, 2022, the Company had operating lease right-of-use assets of $2.6 million, $3.4 million and $1.2 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2023 and December 31, 2022, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $32.5 million and $44.9 million, respectively. In addition, as of September 30, 2023, the Company had cash and cash equivalents with three other single financial institutions of $61.2 million. As of September 30, 2023 and December 31, 2022, the Company had restricted cash of $0.4 million. The Company has never experienced any losses related to these balances.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of September 30, 2023, the Company has one additional operating lease with a net present value of $0.5 million in Tokyo, Japan that will commence on October 1, 2023.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense related to ROU assets and liabilities	$1,109	$1,360	$3,347	$4,140
Other lease expense	318	229	491	633
Total lease expense	$1,427	$1,589	$3,838	$4,773

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	September 30, 2023	December 31, 2022
Operating lease right-of-use assets, noncurrent	$6,339	$7,142

	September 30, 2023	December 31, 2022
Operating lease liabilities, current	$4,175	$4,223
Operating lease liabilities, noncurrent	7,511	9,094
Total operating lease liabilities	$11,686	$13,317

Weighted Average Remaining Lease Term	Years
Operating leases	3
Weighted Average Discount Rate
Operating leases	10.0%

Maturities of operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Year Ending September 30,
2024	$5,078
2025	3,956
2026	2,806
2027	1,187
2028	366
Thereafter	94
Total future undiscounted lease payments	13,487
Less imputed interest	(1,801)
Total	$11,686

For the three months ended September 30, 2023 and 2022, the Company paid $1.3 million and $1.4 million, respectively, for operating lease liabilities. For the nine months ended September 30, 2023 and 2022, the Company paid $4.2 million and $4.1 million, respectively, for operating lease liabilities.

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
•costs, including attorneys’ fees, associated with defending intellectual property infringement and other claims, such as those claims discussed under “Legal Proceedings” in Part II, Item 1 of this Report, and our expectations with respect to such litigation, including the disposition of pending motions to appeal, and any new claims;
•any additional expenses to be incurred in order to comply with the Rimini II Injunction and the impact on future period revenue and costs;
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

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. Also the costs associated with running and supporting these systems, system failure and downtime, security exposure, system integration and monitoring, and maintaining the tax, legal and regulatory compliance of these software systems have each contributed to increases in both actual spend and as a percentage of the typical full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business. The majority of our revenue through September 30, 2023, was generated from our support solutions.

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

    As of September 30, 2023, we employed over 2,050 professionals and supported over 3,090 active clients globally, including 66 Fortune 500 companies and 15 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended September 30, 2023 and 2022, we generated revenue of $107.5 million and $101.9 million, respectively, representing an increase of 5%. During the three months ended September 30, 2023, we recorded net income of $6.8 million, and as of September 30, 2023, we had an accumulated deficit of $211.6 million. Approximately 52% of our revenue was generated in the United States for both the three months ended September 30, 2023 and 2022, respectively. Approximately 48% of our revenue was generated in foreign jurisdictions for both the three months ended September 30, 2023 and 2022, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Global Economic Uncertainty

We have experienced some clients not renewing our services due to the adverse impact on their businesses from current global economic uncertainty, as well as by the economic disruption continuing to be caused by the Israel-Hamas conflict, the Russian invasion of Ukraine in early fiscal 2022 and recent political and trade turmoil with China, amongst other global challenges. While we do not physically operate in Russia, the Ukraine or in mainland China, we do have operations in Israel. These global events, together with fiscal and monetary policy adopted during and after the COVID-19 pandemic, have had adverse macroeconomic impacts and increased inflationary cost pressures, causing the U.S. Federal Reserve to repeatedly raise rates. We expect additional rate increases in the future. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of economic disruptions described above had a significant net impact on our revenue or results of operations during the three and nine months ended September 30, 2023.

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

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of September 30, 2023 and 2022, we had over 3,090 and 3,000 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of September 30, 2023 and 2022, we had over 1,540 and 1,510 unique clients, respectively.

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

    Our annualized recurring revenue was $416 million and $400 million as of September 30, 2023 and 2022, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 94% for both the 12 months ended September 30, 2023 and 2022, respectively.

Gross profit margin

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 62.7% and 61.5% for the three months ended September 30, 2023 and 2022, respectively. We believe the gross profit margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

Our consolidated statements of operations for the three months ended September 30, 2023 and 2022, are presented below (in thousands):

	Three Months Ended September 30,		Variance
	2023	2022	Amount	Percent
Revenue	$107,453	$101,931	$5,522	5.4%
Cost of revenue:
Employee compensation and benefits	25,904	25,493	411	1.6%
Engineering consulting costs	6,192	6,252	(60)	(1.0)%
Administrative allocations (1)	3,520	3,970	(450)	(11.3)%
All other costs	4,494	3,556	938	26.4%
Total cost of revenue	40,110	39,271	839	2.1%
Gross profit	67,343	62,660	4,683	7.5%
Gross profit margin	62.7%	61.5%
Operating expenses:
Sales and marketing	35,593	35,934	(341)	(0.9)%
General and administrative	18,384	18,454	(70)	(0.4)%
Litigation costs and related recoveries, net	2,127	6,237	(4,110)	(65.9)%
Total operating expenses	56,104	60,625	(4,521)	(7.5)%
Operating income	11,239	2,035	9,204	452.3%
Non-operating income and (expenses):
Interest expense	(1,413)	(1,167)	(246)	21.1%
Other income (expenses), net	990	(1,329)	2,319	(174.5)%
Income (loss) before income taxes	10,816	(461)	11,277	(2,446.2)%
Income taxes	(4,015)	56	(4,071)	(7,269.6)%
Net income (loss)	$6,801	$(405)	$7,206	(1,779.3)%

-
(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $101.9 million for the three months ended September 30, 2022 to $107.5 million for the three months ended September 30, 2023, an increase of $5.5 million or 5%. The increase was driven by an 3% increase in the average number of unique clients from 1,491 for the three months ended September 30, 2022 to 1,532 for the three months ended September 30, 2023. On a geographic basis, United States revenue grew from $53.4 million for the three months ended September 30, 2022 to $55.7 million for the three months ended September 30, 2023, an increase of $2.3 million or 4%. Our international revenue grew from $48.5 million for the three months ended September 30, 2022 to $51.7 million for the three months ended September 30, 2023, an increase of $3.2 million or 7%.

    Cost of revenue. Cost of revenue increased from $39.3 million for the three months ended September 30, 2022 to $40.1 million for the three months ended September 30, 2023, an increase of $0.8 million or 2%. The key drivers related to the cost of revenue increase were a $0.4 million increase in employee compensation and benefits and a $0.9 million increase in all other costs, which was driven primarily by a $0.9 million increase in outside services. These increases were offset, in part, by a decrease in administrative allocations.

As discussed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by the “Rimini II Injunction” on July 24, 2023. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products.

As a result of the findings, we are likely to incur additional expenses for incremental labor costs in order to comply with the District Court’s Rimini II Injunction. At this time, we have yet to determine the impact on future period costs. Any adverse outcome in our ongoing judicial proceedings could have a material adverse effect on our results of operations.

    Gross profit. Gross profit increased from $62.7 million for the three months ended September 30, 2022 compared to $67.3 million for the three months ended September 30, 2023, an increase of $4.7 million or 7%. Gross profit margin for the three months ended September 30, 2022 was 61.5% compared to 62.7% for the three months ended September 30, 2023. For the three months ended September 30, 2023, the total cost of revenue increased by 2% compared to an increase in revenue of 5% for the three months ended September 30, 2023. As a result, our gross profit margin improved by 120 basis points period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 33% and 35% for the three months ended September 30, 2023 and 2022, respectively. In dollar terms, sales and marketing expenses decreased from $35.9 million for the three months ended September 30, 2022 to $35.6 million for the three months ended September 30, 2023, a decrease of $0.3 million or 1%. This decrease was primarily due to a decrease in employee compensation and benefits of $0.5 million and a decrease in recruitment costs of $0.3 million offset by an increase in marketing and advertising of $0.5 million. We will continue to seek to accelerate our future revenue growth by investing in more resources.

The $0.5 million decrease in sales and marketing expense attributable to employee compensation and benefits for the three months ended September 30, 2023 was primarily due to a decrease in salaries, wages and benefits of $0.9 million offset by an increase in commissions of $0.3 million and bonuses of $0.1 million.

    General and administrative expenses. General and administrative expenses decreased from $18.5 million for the three months ended September 30, 2022 to $18.4 million for the three months ended September 30, 2023, a decrease of $0.1 million. This decrease was comprised of several items, which included a decrease in professional fees of $0.6 million, a decrease in computer supplies and licenses of $0.6 million, a decrease in contract labor of $0.5 million. and a decrease in rent and facilities costs of $0.4 million. These decreases were offset, in part, by an increase bonus expense of $1.5 million, and we allocated $0.8 million less expense related to administrative costs.
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

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Professional fees and other costs of litigation	$2,127	$6,145	$(4,018)
Insurance costs and recoveries, net	—	92	(92)
Litigation costs and related recoveries, net	$2,127	$6,237	$(4,110)

    Professional fees and other costs associated with litigation decreased from $6.1 million for the three months ended September 30, 2022 to $2.1 million for the three months ended September 30, 2023, a decrease of $4.0 million. This decrease was primarily due to the timing of trial costs that occurred during the three months ended September 30, 2022.

Insurance costs and related recoveries, net decreased from $0.1 million for the three months ended September 30, 2022 compared to no activity for the three months ended September 30, 2023. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II. However, please refer to the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for further information.

    Interest expense. Interest expense increased from $1.2 million for the three months ended September 30, 2022 to $1.4 million for the three months ended September 30, 2023, an increase of $0.2 million. Interest expense increased primarily due to rising interest rates on our five-year Credit Facility. These rising interest rates were offset, in part, by a reduction of interest costs of $0.2 million related to payments associated with our interest rate swap, which was entered into on May 18, 2022.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended September 30, 2023, net other income of approximately $1.0 million was comprised of gains from cash equivalents and investments of $1.1 million which were offset by foreign exchange losses of approximately $0.1 million. For the three months ended September 30, 2022, net other expenses of approximately $1.3 million was comprised primarily of foreign exchange losses of approximately $1.4 million. For the three months ended September 30, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate.

    Income tax expense. We had an income tax benefit of $0.1 million for the three months ended September 30, 2022 compared to an income tax expense of $4.0 million for the three months ended September 30, 2023. For the three months ended September 30, 2023, the primary reason for the increase in income tax expense was due to an increase of income before taxes of $11.3 million in the current year period compared to the prior year period as well as an increase in foreign withholding taxes.

Comparison of Nine Months Ended September 30, 2023 and 2022

Our consolidated statements of operations for the nine months ended September 30, 2023 and 2022, are presented below (in thousands):

	Nine Months Ended September 30,		Variance
	2023	2022	Amount	Percent
Revenue	$319,386	$301,041	$18,345	6.1%
Cost of revenue:
Employee compensation and benefits	76,478	77,562	(1,084)	(1.4)%
Engineering consulting costs	19,269	16,397	2,872	17.5%
Administrative allocations (1)	10,659	11,693	(1,034)	(8.8)%
All other costs	12,396	8,170	4,226	51.7%
Total cost of revenue	118,802	113,822	4,980	4.4%
Gross profit	200,584	187,219	13,365	7.1%
Gross profit margin	62.8%	62.2%
Operating expenses:
Sales and marketing	107,356	103,840	3,516	3.4%
General and administrative	55,475	57,267	(1,792)	(3.1)%
Reorganization costs	59	—	59	100.0%
Litigation costs and related recoveries, net	5,475	12,448	(6,973)	(56.0)%
Total operating expenses	168,365	173,555	(5,190)	(3.0)%
Operating income	32,219	13,664	18,555	135.8%
Non-operating income and (expenses):
Interest expense	(4,139)	(2,974)	(1,165)	39.2%
Other income (expenses), net	1,799	(2,696)	4,495	(166.7)%
Income before income taxes	29,879	7,994	21,885	273.8%
Income taxes	(13,171)	(5,202)	(7,969)	153.2%
Net income	$16,708	$2,792	$13,916	498.4%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $301.0 million for the nine months ended September 30, 2022 to $319.4 million for the nine months ended September 30, 2023, an increase of $18.3 million or 6%. The increase was driven by an 2% increase in the average number of unique clients from 1,483 for the nine months ended September 30, 2022 to 1,520 for the nine months ended September 30, 2023. On a geographic basis, United States revenue grew from $159.6 million for the nine months ended September 30, 2022 to $163.1 million for the nine months ended September 30, 2023, an increase of $3.5 million or 2%. Our international revenue grew from $141.4 million for the nine months ended September 30, 2022 to $156.2 million for the nine months ended September 30, 2023, an increase of $14.8 million or 10%, driven primarily by Japan and Australia, with increases of $5.5 million and $2.4 million, respectively.

    Cost of revenue. Cost of revenue increased from $113.8 million for the nine months ended September 30, 2022 to $118.8 million for the nine months ended September 30, 2023, an increase of $5.0 million or 4%. The key drivers related to the cost of revenue increase were a $2.9 million increase in engineering consulting costs and a $4.2 million increase in all other costs driven primarily by a $3.3 million increase in outside services and a $1.0 million increase in computer software and licenses. These cost increases were offset, in part, by a reduction of administrative allocations of $1.0 million and a decrease of employee compensation and benefits of $1.0 million.

    Gross profit. Gross profit increased from $187.2 million for the nine months ended September 30, 2022 to $200.6 million for the nine months ended September 30, 2023, an increase of $13.4 million or 7%. Gross profit margin for the nine months ended September 30, 2022 was 62.2% compared to 62.8% for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, the total cost of revenue increased by 4% compared to an increase in revenue of 6% for the nine months ended September 30, 2023. As a result, our gross profit margin improved by 60 basis points period over period.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 34% for both the nine months ended September 30, 2023 and 2022, respectively. In dollar terms, sales and marketing expenses increased from $103.8 million for the nine months ended September 30, 2022 to $107.4 million for the nine months ended September 30, 2023, an increase of $3.5 million or 3%. This increase was primarily due to an increase in employee compensation and benefits of $0.9 million, an increase in advertising, trade show expenses and marketing costs of $3.8 million, an increase in travel and entertainment costs of $0.6 million and an increase in contract labor of $0.3 million. These increases were offset, in part, by a decrease in administrative allocations and all other costs of $1.3 million and a decrease in recruitment costs of $0.8 million. We will continue to seek to accelerate our future revenue growth by investing in more resources.

    The $0.9 million increase in sales and marketing expense attributable to employee compensation and benefits for the nine months ended September 30, 2023 was primarily due to an increase in commissions of $1.3 million and bonuses of $0.4 million offset by a decrease in salaries, wages, and benefits of $0.8 million.

    General and administrative expenses. General and administrative expenses decreased from $57.3 million for the nine months ended September 30, 2022 to $55.5 million for the nine months ended September 30, 2023, a decline of $1.8 million or 3%. This was primarily due to a decrease in computer software and licenses of $1.8 million, a decrease of contract labor of $1.5 million, a decrease in rent and facilities costs of $0.8 million and a reduction of professional services fees of $0.3 million. These decreases were offset by lower administrative costs being allocated of $2.0 million, an increase in employee compensation and benefits of $0.3 million, and an increase of travel and entertainment expenses of $0.3 million.
Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Professional fees and other costs of litigation	$5,475	$12,837	$(7,362)
Insurance costs and recoveries, net	—	(389)	389
Litigation costs and related recoveries, net	$5,475	$12,448	$(6,973)

    Professional fees and other costs associated with litigation decreased from $12.8 million for the nine months ended September 30, 2022 to $5.5 million for the nine months ended September 30, 2023, a decrease of $7.4 million. This decrease was primarily due to the timing of trial costs during the nine months ended September 30, 2022.

Insurance costs and related recoveries, net increased from a net benefit of $0.4 million for the nine months ended September 30, 2022 compared to no activity for the nine months ended September 30, 2023. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II. However, please refer to the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for further information.

    Interest expense. Interest expense increased from $3.0 million for the nine months ended September 30, 2022 to $4.1 million for the nine months ended September 30, 2023, an increase of $1.2 million. Interest expense increased primarily due to rising interest rates on our five-year Credit Facility. These rising interest rates were offset, in part, by a reduction of interest costs of $0.6 million related to payments associated with our interest rate swap, which was entered into on May 18, 2022.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the nine months ended September 30, 2023, net other income of approximately $1.8 million was comprised of gains from cash equivalents and investments of $2.8 million which were offset, in part, by foreign exchange losses of approximately $0.7 million and other costs of $0.3 million. For the nine months ended September 30, 2022, net other expenses of approximately $2.7 million was comprised primarily of foreign exchange losses of approximately $2.4 million.

    Income tax expense. We had income tax expense of $5.2 million for the nine months ended September 30, 2022 compared to an income tax expense of $13.2 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, the primary reason for the increase in income tax expense was due to an increase of income before taxes of $21.9 million in the current year period compared to the prior year period as well as an increase in foreign withholding taxes.

Liquidity and Capital Resources

Overview

    As of September 30, 2023, we had a working capital deficit of $56.7 million and an accumulated deficit of $211.6 million. For the three months ended September 30, 2023, we recorded net income of $6.8 million. As of September 30, 2023, we had available cash, cash equivalents and restricted cash of $108.7 million and short-term investments of $19.9 million.

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

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $214.1 million that is included in current liabilities as of September 30, 2023. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 37% of the related deferred revenue based on our gross profit percentage of 63% for the three months ended September 30, 2023.

    For the next year, assuming that our operations are not significantly impacted by rising inflation, interest rate increases, other global economic or geopolitical uncertainties, or the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, we believe that cash, cash equivalents and restricted cash of $108.7 million as of September 30, 2023, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations. Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. Alternatively, we may also consider reducing amounts outstanding under our Credit Facility to minimize our exposure to rising interest rates. If interest rates continue to increase as expected and adverse economic changes occur, we may not be able to access credit on terms favorable to us, impacting our ability to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

    For the nine months ended September 30, 2023, we generated cash flows from our operating activities of approximately $13.6 million, which was derived from net income of $16.7 million as well as adjustments to reconcile net income to net cash of approximately $21.4 million and an unfavorable change in operating assets and liabilities of approximately $24.5 million. We believe that our operating cash flows for the year ending December 31, 2023 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$13,613	$36,757
Investing activities	(4,158)	(14,292)
Financing activities	(5,120)	(12,412)

The effect of foreign currency translation was unfavorable by $5.1 million and $11.1 million for the nine months ended September 30, 2023 and 2022, respectively, due to unfavorable foreign exchange impacts related to foreign cash. For the nine months ended September 30, 2023, the unfavorable foreign currency impact was primarily related to our foreign cash held in Japan as the Japanese yen weakened significantly against the U.S. dollar during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where our foreign entities operate. The strengthening of the U.S. dollar reduced the reported amount of our foreign-denominated cash and cash equivalents which are translated into U.S. dollars and reported in our Unaudited Condensed Consolidated Financial Statements for the nine months ended and as of September 30, 2022.

Cash Flows Provided by Operating Activities

    As clients typically prepay us annually for the services which we will provide over the following year or longer, we typically collect cash in advance of the date when the vast majority of the related services are provided.

    For the nine months ended September 30, 2023, cash flows provided by operating activities amounted to approximately $13.6 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2023, included net income of $16.7 million and adjustments to reconcile net income to net cash totaling $21.4 million, as well as unfavorable changes in operating assets and liabilities of $24.5 million, resulting in net cash provided by operating activities of $13.6 million.

For the nine months ended September 30, 2023, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $9.1 million, amortization and accretion related to operating lease ROU assets of $3.3 million, depreciation and amortization expense of $2.0 million and accretion, amortization of debt discount and issuance costs of $0.7 million and deferred income taxes of $6.3 million. For the nine months ended September 30, 2023, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $54.1 million and deferred contract costs of $0.7 million. The favorable change to accounts receivable was a result of collecting $314.2 million during the nine months ended September 30, 2023 which was offset by billings, net of $257.9 million during the nine months ended September 30, 2023. As a result, our days sales outstanding for accounts receivable was 101 days as of September 30, 2023. The favorable change in deferred contract costs was due to capitalizing $13.6 million of commissions and amortizing $14.3 million of deferred contract costs during the nine months ended September 30, 2023.

Offsetting these favorable changes were unfavorable changes to accrued liabilities of $14.7 million, deferred revenue of $57.7 million, accounts payable of $2.6 million and prepaid expenses, deposits and other assets of $4.3 million. The unfavorable use of cash for accrued liabilities was due to payments of $2.5 million related to our reorganization plan, incremental professional fee payments of $5.1 million and incremental compensation related primarily to bonuses and commissions of $1.7 million during the current period. Regarding the use of cash for deferred revenue, it was due to recognizing $319.4 million in revenue for the current period, which was offset by recording billings, net of $257.9 million during the current period.

For the nine months ended September 30, 2022, cash flows provided by operating activities amounted to approximately $36.8 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2022 included net income of $2.8 million, as well as adjustments to reconcile net income to net cash totaling $15.7 million and favorable changes in operating assets and liabilities of $18.2 million. These items resulted in net cash provided by operating activities of $36.8 million.

For the nine months ended September 30, 2022, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $8.7 million, amortization and accretion related to operating lease ROU assets of $4.1 million, depreciation and amortization expense of $1.9 million, accretion and amortization of debt discount and issuance costs of $0.7 million and deferred income taxes of $0.3 million. For the nine months ended September 30, 2022, the changes in operating assets and liabilities, net primarily consisted of favorable changes to accounts receivable of $75.1 million and accounts payable of $2.7 million. The favorable change to accounts receivable was a result of collecting $328.1 million during the nine months ended September 30, 2022 compared to billings, net of $249.0 million during the nine months ended September 30, 2022. As a result, our days sales outstanding for accounts receivable was 120 days as of September 30, 2022.

The favorable cash sources noted above were offset by unfavorable uses of cash related to deferred revenue of $46.9 million, prepaid expenses, deposits and other assets of $6.4 million, accrued liabilities of $3.8 million, and deferred contract costs of $2.4 million. The unfavorable use of cash related deferred revenue was because we recognized $301.0 million of revenue during the period, which was offset by recording billings, net of $249.0 million during the nine months ended September 30, 2022.

Cash Flows Used in Investing Activities

    Cash used in investing activities was primarily driven by investment purchases and capital expenditures for leasehold improvements, software development costs, and computer equipment. Cash used in investing activities totaled $4.2 million and $14.3 million for the nine months ended September 30, 2023 and 2022, respectively.

    For the nine months ended September 30, 2023, cash used in investing activities of $4.2 million consisted of investment purchases of $24.1 million and capital expenditures of $3.7 million, which were both offset by proceeds from sales of investments of $23.6 million. The capital expenditures consisted of $2.3 million primarily for capitalized software development costs, new computer equipment, and furniture and fixtures in our U.S. entity and $1.4 million for computer equipment at our foreign locations, primarily in Brazil of $0.3 million and in India of $0.9 million.

For the nine months ended September 30, 2022, cash used in investing activities of $14.3 million consisted of investment purchases of $11.1 million and capital expenditures of $3.1 million. The capital expenditures consisted of $2.1 million primarily for new computer equipment and capitalized development costs for a new payroll system in our U.S. facilities and $1.0 million for computer equipment at our foreign locations, primarily in India of $0.5 million and Brazil of $0.3 million.

Cash Flows from Financing Activities

    For the nine months ended September 30, 2023, cash utilized in financing activities of $5.1 million was attributable to principal payments related to the Credit Facility of $3.9 million, payments to repurchase shares of Common Stock totaling $1.0 million and capital lease payments of $0.2 million. These cash uses were offset by proceeds of $0.1 million received from stock option exercises.

For the nine months ended September 30, 2022, cash utilized in financing activities of $12.4 million was attributable to principal payment related to the Credit Facility of $8.4 million, payments to repurchase shares of Common Stock totaling $4.7 million, and capital lease payments of $0.2 million. These cash uses were offset by proceeds of $1.0 million received from stock option exercises.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of September 30, 2023, we had cash and cash equivalents of $41.6 million held by our foreign subsidiaries.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For each of the three months ended September 30, 2023 and 2022, we generated approximately 48% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

As of September 30, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $2.0 million in our Consolidated

Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $4.2 million in our Consolidated Statement of Cash Flows.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which originally bore interest at LIBOR plus a margin. ranging from 1.75% to 2.50% and now bears interest at SOFR plus a margin ranging from 1.75% to 2.50% as a result of the amendment to our Credit Facility described above. Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of September 30, 2023, we had $74.3 million outstanding debt under the Credit Facility. As of this date, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.7 million in annual interest expense. On May 18, 2022, we entered into an interest rate swap for a notional value of $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.

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

    In connection with the preparation of this Report, as of September 30, 2023, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business, Operations and Industry
•Since 2010, we and our Chief Executive Officer, Chairman of the Board and President have been involved in continuing litigation with Oracle. Adverse outcomes and future adverse outcomes in the litigation could result in the payment of substantial attorneys’ fees and/or costs and/or injunctions against certain of our business practices.
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
•If our retention rates decrease or we fail to accurately predict retention rates, our future revenue and results of operations may be harmed.
•If we are unable to attract new clients or retain and sell additional products or services to existing clients, our revenue growth will be adversely affected.
•Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•The variability of timing in our sales cycle or our failure to accurately forecast revenue could affect our results of operations and liquidity
•Our future liquidity and results of operations may be adversely affected by the timing of new orders, the level of client renewals and cash receipts from clients.

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
•If our products and services fail due to defects or other similar problems, and if we fail to correct any defect or other software problems, we could lose clients, become subject to service performance or warranty claims or incur significant costs.
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

Risks Related to Our Business, Operations and Industry

Risks Related to Litigation

We and our Chief Executive Officer, Chairman of Board and President have been involved in continuing litigation with Oracle since 2010. Adverse outcomes and future adverse outcomes in the ongoing litigation could result in the payment of substantial attorneys’ fees and/or costs and/or injunctions against certain of our business practices, which could have a material adverse effect on our business and financial results.

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al v. Rimini Street, Inc. et al (United States District Court for the District of Nevada) (the “District Court”) (“Rimini I”), against us and our Chief Executive Officer, Chairman of the Board and President, Seth Ravin, alleging that certain of our processes (Process 1.0) violated Oracle’s license agreements with its customers and that we committed acts of copyright infringement and violated other federal and state laws. The litigation involved our business processes and the manner in which we provided our services to our clients.

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

Since November 2018, we have been subject to a permanent injunction (the “Rimini I Injunction”) prohibiting us from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights. The Rimini I Injunction does not prohibit our provision of support services for any Oracle product lines, but rather defines the manner in which we can provide support services for certain Oracle product lines.

In July 2020, Oracle filed a motion to show cause contending that we were in violation of the Rimini I Injunction, and we opposed this motion, disputing Oracle’s claims. In January 2022, the District Court issued its findings and order following an evidentiary hearing held in September 2021 regarding whether we (i) violated the Rimini I Injunction for certain accused conduct and (ii) should be held in contempt in those instances where the District Court found a violation of the Rimini I Injunction, and what sanctions, if any, were appropriate.

In the order, the District Court ruled in favor of us with respect to five out of ten items. With respect to the other five items, the District Court found that we violated the Rimini I Injunction, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. We reserved all rights, including appellate rights, with respect to the District Court rulings.

In February 2022, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s January 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). Shortly thereafter, the District Court stayed the briefing on Oracle’s bill of attorneys’ fees and costs until our appeal was resolved.

Following oral argument on the appeal held in February 2023, on August 24, 2023, the Court of Appeals issued its decision on our appeal of the five items for which the District Court held us in contempt. The Court of Appeals affirmed the District Court’s contempt findings on four of the five items and reversed the District Court’s finding of contempt on the fifth item, holding that the District Court had abused its discretion in holding us in contempt. In addition, the Court of Appeals vacated the District Court’s order to the extent that it read the Rimini I Injunction to prohibit “de minimis” copying, as well as vacated and remanded the sanctions award to the District Court for recalculation in light of its reversal of the contempt finding on the fifth item.

On September 6, 2023, we filed a petition for panel rehearing and rehearing en banc of the Court of Appeals’ ruling that the District Court was permitted to use the Copyright Act’s damages framework to measure the original award of $0.6 million in sanctions to Oracle. On October 12, 2023, the Court of Appeals denied our petition. On October 25, 2023, the District Court filed an order imposing a recalculated award against us, reducing the sanctions originally awarded to Oracle by $0.1 million and reimposing the remaining $0.5 million sanctions award, which amount was previously paid by us to Oracle, as described below.

At this time, we believe that we are in substantial compliance with the Rimini I Injunction and have complied with the order regarding the quarantining of certain computer files. As of September 30, 2023 and December 31, 2022, we have accrued $6.9 million for an estimate related to Oracle’s reasonable attorneys’ fees and costs for this matter. During the nine months ended September 30, 2022, we paid $0.6 million to Oracle for the sanctions award. Regarding our estimate for reasonable attorneys’ fees and costs, significant judgment is required to determine the amount of loss related to this matter as the outcome is inherently unpredictable and subject to uncertainties. Per order of the District Court, the deadline for Oracle to file its proposed bill of reasonable fees and costs is November 24, 2023. Our response is due sixty (60) days after Oracle’s filing, and Oracle’s reply is due twenty (20) days after our response. We reserve all rights, including appellate rights, with respect to the District Court’s rulings in the contempt matter, including any award of attorneys’ fees and costs. An adverse outcome regarding Oracle’s motion for attorneys’ fees and costs could have a material adverse impact on our financial position, results of operations and cash flows.

In October 2014, we filed a separate lawsuit, Rimini Street Inc. v. Oracle Int’l Corp., in the District Court against Oracle seeking a declaratory judgment that our revised “Process 2.0” support practices, in use since at least July 2014, did not infringe certain Oracle copyrights (“Rimini II”). Our operative complaint asserted declaratory judgment, tort, and statutory claims, including a request for injunctive relief against Oracle for unfair competition in violation of the California Unfair Competition Law. Oracle asserted counterclaims including copyright infringement claims, violations of the Digital Millennium Copyright Act (“DMCA”) and Lanham Act, breach of contract and business tort violations with respect to PeopleSoft and other Oracle-branded products, including J.D. Edwards, Siebel, Oracle Database and Oracle E-Business Suite (“EBS”).

In mid-October 2022, on the eve of the Rimini II jury trial, Oracle withdrew all of its monetary damages claims against us and our Chief Executive Officer, Chairman of the Board and President, Mr. Ravin in Rimini II and moved to proceed with a bench trial instead of a jury trial for its claims for equitable relief.

The District Court entered an order on October 24, 2022, dismissing with prejudice Oracle’s claims in Rimini II “for monetary relief of any kind under any legal theory[,] including but not limited to claims for damages, restitution, unjust enrichment, and engorgement. . . .” In addition, Oracle’s claims for breach of contract, inducing breach of contract and an accounting were dismissed with prejudice, meaning that the claims (including for monetary damages) have been dismissed on their merits and that the judgment rendered is final. Prior to the date of the District Court’s order dismissing with prejudice all of Oracle’s claims for monetary relief, no damages of any kind were awarded by the District Court in Rimini II. The parties each reserved the right to seek or object to any attorneys’ fees and/or costs to the extent permissible by law.

The Rimini II bench trial began in Las Vegas on November 29, 2022 and concluded on December 15, 2022. The parties submitted their proposed findings of fact and conclusions of law to the District Court in February 2023.

On July 24, 2023, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by a permanent injunction against us (the “Rimini II Injunction”) which, as set forth in detail below, is subject to an administrative stay and is not currently effective. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and J.D. Edwards products, further ordering that we were entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, enjoining us from making certain statements and prohibiting certain actions in connection with the manner of marketing, selling and providing services to clients of the Oracle products in question as further described below, and on indirect and vicarious copyright infringement claims against our Chief Executive Officer, Chairman of the Board and President, Mr. Ravin. The District Court denied our California Unfair Competition Law claim and other declaratory judgment claims.
On July 25, 2023, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 24, 2023 Rimini II judgment and Injunction.

On July 28, 2023, we filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending our appeal of the Rimini II judgment and Injunction.

On August 15, 2023, the District Court issued an order denying our emergency motion to stay the Rimini II Injunction pending our appeal with the Court of Appeals, but it granted an administrative stay of the Rimini II Injunction pending the outcome of a motion to stay to be filed by us with the Court of Appeals.

On August 22, 2023, we filed the separate motion to stay the Rimini II Injunction with the Court of Appeals, asserting that certain provisions of the Rimini II Injunction are vague and overbroad, that the District Court committed legal error, that certain provisions would require us to commit criminal acts to comply with its terms, and that the Rimini II Injunction would cause us and third parties “irreparable harm,” among other grounds. As of the date of this Report, the Court of Appeals has not issued a decision on our motion to stay the Rimini II Injunction.

As of the date of this Report, the Rimini II Injunction, as issued by the District Court, is currently stayed by the District Court, meaning that it is not currently effective. The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product and, if effective, would limit, but not fully prohibit, the support services we can provide our clients using Oracle’s PeopleSoft software product.

Among other things, the Rimini II Injunction requires us to immediately and permanently delete certain PeopleSoft software environments, files and updates identified in the Rimini II Injunction, as well as to delete and immediately and permanently discontinue use of certain Company-created automated tools. The Rimini II Injunction also prohibits using, distributing, copying, or making derivative works from certain files, and it prohibits the transfer or copying of PeopleSoft files, updates, and modifications, and portions of PeopleSoft software that are developed, tested, or exist in one client’s systems to our systems or another client’s systems.

The Rimini II Injunction also specifies that we shall not remove, alter or omit any Oracle copyright notices or other Oracle copyright management information from any file that contains an Oracle copyright notice and prohibits us from publicly making statements or statements substantially similar to those the District Court found to be “false and misleading,” which are listed in the Rimini II Injunction.

On August 21, 2023, Oracle filed a motion to amend the District Court’s judgment in Rimini II regarding an update, technical specification and tool related to Oracle’s EBS software product. As of the date of this Report, the District Court has not issued a decision on Oracle’s motion to amend.

On September 12, 2023, the Court of Appeals issued an order holding our appeal of the District Court’s decision in Rimini II in abeyance pending the District Court’s resolution of Oracle’s above-described motion to amend the Rimini II judgment. Accordingly, as of the date of this Report, the briefing schedule for our appeal of the Rimini II decision has been stayed.

While we plan to continue to vigorously pursue a stay of the Rimini II Injunction pending appeal and our appeal of the Rimini II judgment and Injunction, we are unable to predict the timing or outcome of these matters. No assurance is or can be given that we will succeed in our efforts to stay the Rimini II Injunction in full or in part pending appeal or that we will prevail in all or part of our Rimini II appeal.

There were no monetary damages included in the District Court’s judgment in Rimini II. The deadline for the parties to file motions for attorneys’ fees and costs is November 6, 2023, and oppositions to such motions are due February 20, 2024. As of the date of this Report, no party has filed such a motion with the District Court. A decision about whether to award any attorneys’ fees and/or costs, and if so, the amounts, will be made by the District Court. Accordingly, at this time we do not believe that any award of attorneys’ fees and costs are probable or estimatable. An adverse outcome regarding any Oracle motion for attorneys’ fees and costs could have a material adverse impact on our financial position, results of operations and cash flows.

The Rimini II Injunction, if reinstated, would affect certain support services delivered by us to clients receiving support for Oracle’s PeopleSoft products and is expected to result in additional future period costs, among other potential impacts. However, these costs are not currently estimatable and are not required to be recorded as of September 30, 2023. Accordingly, we have made no associated accrual as of September 30, 2023. Any required changes to how support services are delivered to our PeopleSoft clients could have a material adverse impact on our financial position, results of operations and cash flows. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% and 9% of our total revenue for the three and nine months ended September 30, 2023, respectively.

We reserve all rights, including appellate rights, with respect to the District Court’s rulings in Rimini II and the Rimini II Injunction, including any award of attorneys’ fees and costs to Oracle.

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

We could be required to pay substantial attorneys’ fees and/or costs in connection with litigation relating to our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial attorneys’ fees and/or costs to Oracle, including as a result of the District Court’s rulings in Rimini II, or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. If we default in our payment obligations under the Credit Facility and the indebtedness under the Credit Facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full, and we could be forced into bankruptcy or liquidation.

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be additional rulings by the District Court in Rimini II with respect to attorneys’ fees and costs and our support processes relating to EBS, the District Court in the contempt proceedings, and the Court of Appeals in both the contempt proceedings and in Rimini II in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigation. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may continue to decline, which stock price volatility may result in other legal claims against us. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

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

In addition to the ongoing litigation with Oracle over compliance with the Rimini I Injunction, Oracle filed counterclaims in Rimini II relating to our support services for Oracle’s PeopleSoft, J.D. Edwards, Siebel, E-Business Suite, and Database software products, prevailing only on its copyright infringement claims relating to PeopleSoft and Oracle Database and only obtaining injunctive relief relating to its PeopleSoft product line. The Rimini II Injunction currently limits, but does not fully prohibit, the support services we can provide clients using Oracle’s PeopleSoft software product. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 9% of our total revenue for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, approximately 64% of our total revenue was derived from services provided to our clients using Oracle software products. Although we provide support services for additional Oracle product lines that are not subject to the Rimini I Injunction or the Rimini II Injunction, as well as for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini I Injunction and Rimini II Injunction. Should we not obtain a stay of the Rimini II Injunction pending our appeal of the District Court’s ruling, should our appeal in Rimini II fail or should a contempt proceeding on the Rimini I Injunction result in a final order holding us in contempt, implicating processes for which we have not previously modified the way we provide our support services, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, and require us to incur additional costs in order to comply with a final Rimini II injunction, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the existence of this ongoing litigation, including the January 2022 District Court order and the July 2023 District Court order, could negatively impact the value of our equity securities, and could negatively impact our ability to raise additional equity or debt financing, as well as resulting in other legal claims against us.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation, other economic challenges and possible recession will be exacerbated for an extended period. Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, fiscal and monetary policies adopted during and since the COVID-19 pandemic and continued strong consumer demand. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. In addition, continued disruptions in the U.S. banking sector could impact certain of our clients’ ability to access their existing cash, which could also impair their ability to make timely payments to us, adversely affecting our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments and uncertainty in the European Union, China and elsewhere, and governmental and multinational organizations’ responses to the COVID-19 pandemic have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

We recorded a net income of $6.8 million for the three months ended September 30, 2023, and we had an accumulated deficit of $211.6 million as of September 30, 2023. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

We rely on our management team and other key employees, including our Chief Executive Officer, Chairman of the Board and President, and the loss or disability of one or more key employees could harm our business. Additionally, the failure to attract and retain additional qualified personnel, including sales personnel, or to expand our marketing and sales capabilities could prevent us from executing our business strategy.

The loss of or a disability that would prevent our Chief Executive Officer, Chairman of the Board and President or any of our key senior members of management from substantially performing their duties could have a material adverse effect on our business, operating results and financial condition, particularly if we are unable to hire and integrate suitable replacements on a timely basis. Mr. Ravin has been under long-standing medical care for kidney disease, which includes ongoing treatment. Although Mr. Ravin’s condition has not adversely impacted his performance as Chief Executive Officer, Chairman of the Board and President or on the overall management of the Company, we can provide no assurance that his condition will not affect his ability to perform the role of Chief Executive Officer, Chairman of the Board and President in the future. Further, as we continue to grow our business, we will continue to adjust our senior management team to best address our growth opportunities. If we are unable to attract or retain the right individuals for the team, it could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business. We do not maintain key man life insurance on any of our employees.

Furthermore, to execute our business strategy, we must attract and retain highly qualified personnel, including sales personnel. Our ability to increase our client base and achieve broader market acceptance of our services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force globally. We are experiencing a very competitive recruiting environment, creating difficulty in hiring and retaining sufficient numbers of highly skilled sales personnel and other employees with appropriate qualifications. In particular, we have experienced extreme hiring competition in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and the other countries in which we operate. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel, immigration, or the availability of work visas. Many companies with which we compete for experienced personnel have greater resources and less stock price volatility than we do. In making employment decisions, job candidates often consider the value of the equity incentives they are to receive in connection with their employment. If the price of our stock continues to experience significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required management, sales, marketing and support services personnel to profitably grow our business. If we fail to attract highly qualified new sales and other personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

Our revenue grew from $101.9 million for the three months ended September 30, 2022 to $107.5 million for the three months ended September 30, 2023, representing a period over period increase of 5%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

There is an increasing focus from regulators, including U.S. state attorneys general, certain investors, certain clients, the communities in which we operate and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. These stakeholders may have differing priorities and expectations regarding ESG matters. In particular, certain of our clients or potential clients might require that we implement specified ESG procedures or standards in order to do business or continue to do business with them. In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are increasingly integrating ESG factors into their investment analysis. The specific consideration of ESG factors in making business, investment and voting decisions is unsettled and still developing. In addition, recent judicial decisions, federal and state legislative actions and actions of private interest groups have challenged certain ESG policies and practices. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, likely vary across our various stakeholders and will likely continue to evolve over time.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $48.5 million for the three months ended September 30, 2022 to $51.7 million for the three months ended September 30, 2023, an increase of $3.2 million or 7%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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
•war, political instability or terrorist activities, including geopolitical actions specific to an international region, such as the ongoing geopolitical conflict between Israel and Hamas;
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

Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, vendor or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our clients may be harmed, and we could incur significant liabilities. Cyberattacks continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. Furthermore, due to tensions related to the ongoing geopolitical conflicts such as between Russia and Ukraine, the risk of cyber-attacks may be elevated. We have been the subject of cybersecurity threats and expect such threats to continue in the future. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our clients’ systems that we support, and we may not be able to make such repairs in a timely manner or at all.

We may be unable to fully anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our systems or security measures or gain unauthorized access to our clients’ proprietary information and protected data as was the case in a 2021 successful phishing incident where we were a victim, which resulted in some unauthorized sharing of client addresses and outstanding billing data information, but did not significantly impact our business or client relationships.

Although we attempt to identify, mitigate and manage these risks by employing a number of measures, including insurance, monitoring of our systems and networks, employee training and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to increasingly sophisticated advanced persistent threats that may have a material effect on our business. In addition, the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

In addition, many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data, and some of our clients contractually require notification of any data security compromise. In the event of a data security compromise, we may have difficulty timely complying with notification requirements that are unreasonably short or burdensome. New SEC rules and potential other applicable legislative action will require public disclosure of material security compromises experienced by our clients, by our competitors or by us, which may lead to widespread negative publicity. Any data security compromise in our industry, whether actual or perceived, could harm our reputation, erode client confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew their agreements with us, or subject us to third party lawsuits, government investigations, regulatory fines or other action or liability, all or any of which could materially and adversely affect our business, financial condition and results of operations.

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

On September 30, 2023, our outstanding indebtedness under the Credit Facility and finance leases totaled $75.1 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of September 30, 2023 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the three months ended September 30, 2023, we did not acquire any shares of Common Stock on the open market. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

These factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Additionally, we have registered for resale the shares of Common Stock of certain of our significant holders of our Common Stock, including our largest stockholder, Adams Street Partners, LLC. Any sale of large amounts of our Common Stock on the open market or in privately negotiated transactions could have the effect of increasing the volatility and putting significant downward pressure on the price of our Common Stock. Also, the issuance of Common Stock upon exercise of warrants that remain outstanding and exercisable may result in immediate dilution to the equity interests of our existing common stockholders and might result in dilution in the tangible net book value of a share of Common Stock, depending upon the price at which the additional shares are issued. We may also seek to engage in further capital optimization transactions in the future, the result of which could trigger some dilution or have other impacts on the market price of our Common Stock and not achieve an improved capital structure. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our Common Stock to decline or require us to issue shares at a price that is lower than that paid by holders of our Common Stock in the past, which would result in those newly issued shares being dilutive.

Certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock outstanding as of September 30, 2023, two of our stockholders have aggregate voting power of 38.4% of our outstanding capital stock. As of September 30, 2023, (i) approximately 26.4% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.0% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer, Chairman of the Board and President. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 40.0% as of September 30, 2023.

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

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of an online attack, earthquake, fire, terrorist attack, geopolitical instability such as the conflicts between Israel and Hamas, war, power loss, telecommunications failure, extreme weather conditions (such as hurricanes, wildfires or floods) or other catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, loss of critical data or could prevent us from providing our products and services to our clients. In addition, several of our employee groups reside in areas particularly susceptible to earthquakes, such as the San Francisco Bay Area and Japan, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems, or otherwise continue to provide our services to our clients. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems could affect our ability to conduct normal business operations and adversely affect our business, financial condition and results of operations. Additionally, the emergence or spread of a pandemic or other widespread health emergency (or concerns over and response to the possibility of such an emergency) could adversely affect our business, financial condition and results of operations.

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

There were no repurchases of our Common Stock during the three months ended September 30, 2023.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

During the quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c), except as described below.

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

On October 31, 2023, the Board of Directors of the Company amended and restated the Company’s bylaws to enhance the advance notice requirements for stockholder proposals and director nominations, exclude indemnification for Dodd-Frank clawbacks not permitted under SEC rules and update the Company’s exclusive forum provision.

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2†	Amended and Restated Bylaws of the Registrant
31.1†	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2†	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1**	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: November 1, 2023	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer, Chairman of the Board and President
(Principal Executive Officer)

Date: November 1, 2023	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)