Form 10-K
period 2023-12-31
Rimini Street, Inc.
filed 2024-02-28
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2023, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $256,055,000 based on the last reported sales price of $4.79 as quoted on the Nasdaq Global Market on such date.
The registrant had approximately 89,884,000 shares of its $0.0001 par value Common Stock outstanding as of February 26, 2024.
Documents incorporated by reference
The Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2024 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the 2024 Proxy Statement is not deemed to be filed as a part hereof.

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
•costs, including attorneys’ fees, associated with defending intellectual property infringement and other claims, such as those claims discussed under “Legal Proceedings” in Part I, Item 3 of this Report, and our expectations with respect to such litigation, including the disposition of pending motions to appeal, and any new claims;
•any additional expenses to be incurred to comply with the Rimini II Injunction and the impact on future period revenue and costs;
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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referred to under “Risk Factors” in Part I, Item 1A of this Report. Moreover, we operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Trademarks and Trade Names

“Rimini Street” is a registered trademark of Rimini Street, Inc. in the United States and other countries, and Rimini Street, the Rimini Street logo, and combinations thereof, and other marks marked by TM are trademarks of Rimini Street, Inc. We have utilized the ® and ™ symbols the first time each brand appears in this Report. All other trademarks and trade names remain the property of their respective owners, and unless otherwise specified, Rimini Street claims no affiliation, endorsement, or association with any such trademark holder or other companies referenced herein.
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

We founded Rimini Street to disrupt and redefine the enterprise software support market by developing and delivering innovative new solutions that filled a then-unmet need in the enterprise software market. We became and remain the leading independent software support provider for enterprise software based on both the number of active clients supported and recognition by industry analyst firms.

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

To meet the needs of our clients and prospects and to service what we believe is a significantly expanded addressable market opportunity, we designed, developed and are now delivering a new, expanded solutions portfolio (our “Solutions Portfolio”) for a wider array of enterprise software – including an expanded list of supported software; managed services for Oracle, SAP, IBM, Salesforce® and open-source database software; and new solutions for security, interoperability, observability and consulting. We also now offer an integrated package of our services as Rimini ONE™, a unique end-to-end, “turnkey” outsourcing option for Oracle and SAP landscapes designed to optimize our clients’ existing technologies with a minimum of 15 extended years of operating lifespan and enable our clients to focus their IT talent and budget on potentially higher-value, innovative projects that will support competitive advantage and growth.

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

Rimini Support™ is our award-winning, mission-critical support for Oracle, SAP, proprietary and open-source database, and technology software – delivered 24x7x365 with service level agreements (“SLAs”) providing 10-minute guaranteed support time. We extended the global availability of our award-winning, mission-critical, 24x7x365 support services beyond proprietary databases to leading open-source database platforms, including, but not limited to, MySQL, MariaDB, PostgreSQL and MongoDB.

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

Rimini Protect™ is our suite of proactive, fast, cost-effective, and personalized software security services and solutions. Rimini Protect provides innovative security solutions for applications, databases, and technology infrastructure that are designed to protect against known and unknown threats and vulnerabilities and quickly deploy Rimini Protect updates without any required code changes to the software being protected.

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

Rimini Custom™ is a program that expands our support and related services to a broader portfolio of enterprise software, beyond Oracle, SAP, Salesforce and a few other vendor solutions for which we have historically provided support and services.

As of December 31, 2023, we employed over 2,120 professionals and supported over 3,030 active clients globally, including 73 Fortune 500 companies and 20 Fortune Global 100 companies, across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and currently have wholly-owned subsidiaries in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, Canada, the United Kingdom and the United States.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $431.5 million, $409.7 million and $374.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, representing a year-over-year increase of 5% and 9% for 2023 and 2022, respectively. We have a history of losses, and as of December 31, 2023, we had an accumulated deficit of $202.2 million. For the years ended December 31, 2023, 2022 and 2021, we recorded net income of $26.1 million, net loss of $2.5 million and net income of $75.2 million, respectively. We generated approximately 51%, 53% and 53% of our revenue in the United States and approximately 49%, 47% and 47% of our revenue from our international business for the years ended December 31, 2023, 2022 and 2021, respectively.

Our Industry

We compete in the global IT services market for enterprise software support, products and services. We believe several major trends are shaping the IT services and support industry, impacting the manner in which businesses engage with service providers and creating significant sales and service needs that Rimini Street’s Solutions Portfolio can fulfill.

Growth in hybrid IT environments

Today, we believe many organizations are defining business-driven roadmaps that better enable competitive advantage and growth by combining different software under perpetual, subscription and open-source licenses into an integrated business platform that is deployed across their own systems and cloud providers, commonly referred to as “hybrid IT” environments. We also believe that for many of these organizations, the cost of operating and supporting their hybrid IT environments consumes too many financial and labor resources, potentially reducing the strategic investment that is needed to grow revenue and improve margins.

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

Success with a hybrid IT environment can be achieved with a unified approach to services. We believe that businesses can address the complexity of a hybrid IT environment by consolidating services and support with a limited number of service-providers. This IT service modernization strategy leverages simplicity to help improve service quality, scalability, and delivery speed. It also positions IT to be more strategic and can help improve business outcomes.

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

The desire for business-control in IT roadmaps

Enterprise software vendors have historically been the primary providers of software support services for their products, enabling such vendors to dictate which products and releases are supported and for how long, the scope of support services offered, service levels, terms and pricing. We believe the lack of credible competitors of any scale other than the enterprise software vendors left software licensees with little choice but to agree to the software vendors’ proposed terms of service, or risk potential tax, legal and regulatory non-compliance or failures of critical systems that require knowledge and skill sets beyond a licensee’s own abilities to resolve. Some software vendor support customers may be required to perform expensive and disruptive upgrades to newer product releases - even if they find no business value in doing so - just to remain eligible to receive full support.

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

The result is recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2023, SAP reported that support revenue represented approximately 37% of its total revenue and, for fiscal year 2023, Oracle reported a margin of 78% for cloud services and license support.

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

Our current Rimini Support solution provides services for a broad range of enterprise software vendors, product families and product lines. In the future, we intend to expand our support services to additional software vendors and products to meet the growing and diverse needs of our clients. The table below sets out the vendors and products we currently support and/or could support in the future:

Supported Vendor or Product Category	Supported and/or Managed Software
SAP Applications	Business Suite, R/3, BusinessObjects, S/4HANA, S/4HANA Cloud (public and private editions), SuccessFactors, Ariba, Hybris, SAP IBP, SAP Analytics, Analytics Cloud, Fieldglass, Concur, Governance Risk and Compliance, IS-Oil, IS-Retail, IS-Media, IS-Utilities, IS-Auto, IS-Mills, IS-Mining, IS-Aerospace & Defense, IS-Automotive, IS-Apparel & Footwear, IS-Public Sector, IS-Higher Education, IS-Healthcare, IS-Telco, IS-Insurance, IS-Banking
SAP Databases	HANA, ASE (Sybase), IQ, MaxDB, SQL Anywhere
Oracle Applications	E-Business Suite, PeopleSoft, JD Edwards - Enterprise One, JD Edwards – World, Siebel, Hyperion, Oracle Retail (Retek), Agile Product Lifecycle Management (PLM), ATG Web Commerce, Oracle Utilities, Financial Services Analytical Applications (OFSAA), Communications, Endeca, Demantra, Governance Risk and Compliance (GRC), Oracle Transportation Manager (OTM), Primavera, Oracle Global Knowledge Software Releases/ User Productivity Kit (UPK), Oracle Banking
Oracle Technology	Oracle’s Application Integration Architecture Releases, GoldenGate, OBI and OBIEE, Essbase, Fusion Middleware, Identity Management, WebLogic, WebCenter, SOA Suite, Oracle Data Integrator (ODI)
Oracle Databases	Oracle Database
Microsoft Databases	SQL Server
IBM Databases	Db2
Open-Source Databases	PostgreSQL, MySQL, MongoDB, MariaDB
Salesforce	Service Cloud, Sales Cloud, Data Cloud, Experience Cloud, Energy and Utilities Cloud, CPQ, MuleSoft, Health Cloud, Field Service, Revenue Cloud, Marketing Cloud, Tableau, Commerce Cloud, Higher Education Cloud, ClickSoftware
Other Software	OpenText, Informatica, IBM Middleware

When we provide our Rimini Support solutions for a perpetual software license, we generally offer our clients service for a fee that we believe is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that we believe is equal to approximately 25% of the annual fees charged by the software vendor for their base support. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks and/or government security clearance for engineers accessing a client’s system than our standard employment security background check and requirements. Clients may be asked to pay an additional fee for Rimini Street Extra Secure Support.

We also offer additional support, products and services through our Rimini Manage, Rimini Protect, Rimini Connect, Rimini Watch and Rimini Consult solutions at an additional fee. Subscriptions for additional solutions are designed to meet specific client needs and are designed to provide what we believe is exceptional value and return for the fees charged.

Since our inception over 18 years ago, we have invested significant resources in developing our proprietary knowledge, software tools and processes to meet the growing needs of our clients. During the year ended December 31, 2023, we delivered more than 51,000 tax, legal and regulatory updates to our global client base. We believe that we offer the most comprehensive scope of tax, legal and regulatory research available from a single vendor, including collecting and analyzing information from more than 4,400 government sites, close to 200 information sources and over 26,000 localities for 139 countries. We utilize a certified triple-scope verification process that involves multiple third parties such as premier subject matter experts including industry associations as well as accounting, consulting and law firms. Our capabilities are enabled by our proprietary data capture, management and analysis tool and ISO 9001:2015-based management system processes that we believe provide us with a significant competitive advantage.

We believe that we have product and service advantages that will benefit our clients. Our key strengths include:

Client Support Delivery

Our Client Support Delivery operation is staffed globally and provides product support services to our clients 24 hours a day, seven days a week. A key element of our support delivery model is the assignment of one or more named Primary

Support Engineers (“PSE”), who serve as the primary product support contact for our clients. PSEs provide technical advice, functional expertise and general support to ensure the resolution of all support issues. Our PSEs are focused exclusively on supporting our clients and have on average over 20 years of experience and significant real-world understanding of client implementations and deployments. For the year ended December 31, 2023, we delivered an average support call response time of less than two minutes for an experienced engineer to engage with a client to address critical (P1) and serious (P2) issues, which is significantly shorter than the 10-minute guaranteed response time that is standard in our client support agreements.

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

In 2021, we were granted a U.S. patent for our “Case Assignment Advisor,” which is one of our AI applications used as a competitive advantage in servicing our clients. We believe our AI applications have already delivered substantial service benefits to clients, including accelerating case resolution times by an average of 23% and reducing cases that develop urgency by approximately 29%.

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

We believe the quality and scope of our Product Delivery processes and deliverables surpass those of traditional enterprise software vendors. For example, we deliver updates for tax, legal, and regulatory changes for multiple countries on a continuous basis by employing a rigorous software development lifecycle that complies with ISO 9001:2015 standards to ensure that required and identified tax, legal, and regulatory changes are delivered in an accurate and timely manner that based on management’s experience and analysis, we believe is typically earlier than traditional enterprise software vendors. Our Product Delivery organization is scalable and has the capability to deploy its solutions for additional countries based on the needs of our clients. For the year ended December 31, 2023, we have delivered more than 51,000 tax, legal and regulatory updates to clients with quality and accuracy.

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

Our team of over 1,280 support engineers, developers, and other experts span the globe, providing 24/7/365 “follow-the-sun” support to clients with operations in over 130 countries. On average, our highly qualified PSEs have over 20 years of relevant industry experience, which we believe provides us with a competitive advantage and is a key element of our proven track record of providing exceptional client service.

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

Large global client base

As of December 31, 2023, we provided support, products and services for over 3,030 active clients globally, including 73 Fortune 500 companies and 20 Fortune Global 100 companies. We also believe that our proven ability to deliver value to an extensive list of clients across a broad range of industries validates our business model and provides us with important references to prospective clients.

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

Highly experienced management team

Our senior management team has over 150 years of combined experience in the enterprise software and services industry with companies such as Accenture, EDS, Hewlett-Packard, JD Edwards, Oracle, PeopleSoft, ServiceSource, and SAP and with a significant amount of time and experience focused on building, managing and delivering support products and services. We believe our senior management team’s significant relevant industry experience positions us to continue to extend our market leadership.

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

Continue global expansion

For the year ended December 31, 2023, we generated approximately 49% of our revenue outside of the United States. We believe that there is a large opportunity to grow our global business by increasing our direct sales force and by selective use of strategic marketing and sales partnerships around the world. We attribute revenue to individual countries based on the location of the contracting entity. For the year ended December 31, 2023, Japan represented 10% of total revenue. No other foreign country individually comprised more than 10% of revenue for the three-year period ended December 31, 2023.

Expand the portfolio of supported vendors and products

Since our inception over 18 years ago, we have developed a comprehensive portfolio of enterprise software support and related products and services, including support services for applications, databases and technologies; management services for applications, databases, technologies, cloud and security; security, interoperability and observability solutions; and professional services. We offer more than 20 Rimini Street solutions across six suites of products and services: Rimini Support, Rimini Manage, Rimini Protect, Rimini Connect, Rimini Watch and Rimini Consult. These products and services cover over 40,000 SKUs of software and technologies from primarily five software vendors, Oracle, SAP, Salesforce, Microsoft and IBM, as well as for open-source software. We believe there is a significant market opportunity to offer support and related products and services for additional vendors and software, and we intend to extend our Rimini Support offerings to additional enterprise software vendors, product lines and releases.

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

Further penetrate our existing client base

We intend to increase adoption of our solutions among our existing clients by selling additional Rimini Support contracts for other software products, releases and instances used within their organizations as well as by selling new contracts for our expanded portfolio of solutions, including, but not limited to, managed services, security, interoperability, observability and professional services. As of December 31, 2023, approximately 65% of our over 1,530 unique clients have selected us to provide services, products and solutions for more than one of their software product lines, and we believe there is additional opportunity for growth within our existing client base. Our client-centric focus in combination with the critical nature of our portfolio of solutions, enables us to maintain close working relationships with our clients’ primary decision makers, which we believe helps us identify and capitalize on additional growth opportunities.

Expand Managed Services global offering

Our Rimini Manage for SAP and Oracle enterprise software integrates our ultra-responsive traditional support services with clients’ day-to-day AMS needs. AMS is comprised of system administration, operational support, health monitoring and enhancement support, and we believe this offering can provide clients with a better model, better people, and better outcomes with higher satisfaction and potentially significant savings of time, labor and money. We also believe that Rimini Manage can deliver these same benefits to clients who require database management services for a wide array of databases. In addition, we are a Salesforce partner and offer Rimini Manage for their Salesforce Sales Cloud, Salesforce Service Cloud, and other Salesforce products. We are also an Amazon Web Services (AWS) partner and offer Rimini Manage for their cloud offering used by our clients.

Launch new enterprise software support solutions

We intend to develop and bring to market new enterprise software solutions that help our clients with various business needs. For example, we recently announced multiple suites of services that bring together existing and new support, products and service solutions.

Clients

As of December 31, 2023, we supported over 3,030 active clients globally, including 73 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our support, products or services. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We define a unique client as a distinct entity, such as a company, an educational or government institution or subsidiary, division or business unit of a company that purchases one or more of our products or services. For example, we count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services.

Human Capital Resources

Guided by our commitment to provide “extraordinary technology solutions powered by extraordinary people,” we strive to foster an environment that enables and encourages our employees in this pursuit. To this end, we believe that recruiting, retaining and developing high-performing talent is important to our success. We view all employees as partners and are committed to providing an exciting, participatory and team-oriented work environment. This commitment starts with our Core Values, known as our “4 C’s” – Company, Clients, Colleagues and Community – each with equal weight of importance.

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

Communities

Leave the world better than we found it

- Offering a helping hand
- Creating equal opportunity for all

Rimini Street

As a key aspect of our success, we believe our culture enables us to recruit and retain high quality talent. In addition, we strive to offer compensation, bonus and benefit programs appropriate for proven top-performing professionals. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives and opportunities for long-term incentives. Furthermore, we believe our remote delivery model provides an attractive employment option for our highly experienced PSEs compared to consulting roles that can require significant travel, and also reduces our carbon footprint. As a company built on a foundation of remote and hybrid working, we believe these arrangements continue to provide flexibility to employees around the globe.

We offer programs and resources designed to support the mental, physical, social and financial well-being of our employees. In addition to resources available through our health care plan providers, we provide voluntary web-based training on health and wellness topics (such as first aid/CPR, fire safety, and how to prepare for inclement weather conditions). In 2023, we launched “Rimini Street University,” an internal program led by the Learning & Development arm of our Human Resources Department in partnership with various functions across the Company. The program provides professional development and learning opportunities designed to support, guide and develop individual contributors, teams, managers and future leaders of Rimini Street, with plans to expand on its offerings each year.

We are committed to creating a diverse and inclusive environment and are proud to be an Equal Employment Opportunity Employer. Qualified applicants will receive consideration for employment without regard to age, race, color, religion, national origin, sexual orientation, gender or gender identity, disability, protected veterans’ status or any other characteristic protected by law.

We have earned multiple employee satisfaction awards and certifications, including: “2023 Top Workplaces USA” award from Energage; Great Place to Work® (a recognized global authority on workplace culture and employee satisfaction) certifications in Australia, France, India, Korea, Japan, Singapore, the United Kingdom and the United States; Best Workplaces™ for Women Award (United Kingdom); Best Workplaces™ for Wellbeing Award (United Kingdom); top 50 ranking from India’s Best Workplaces™ in both the “Information Technology” and “Information Technology – Business Process Management” categories; and Stevie® “Female Executive of the Year” distinction in the “Business Services” category.

Finally, through the Rimini Street Foundation, which is an initiative funded by the Company, we encourage our employees to “support humankind” and share our Company’s success by investing back into the communities we serve through in-kind donations, employee time, Company financial support and funded volunteer activities around the world. In 2023, the initiative celebrated its 500th charitable partnership since its launch in 2015. Other 2023 Rimini Street Foundation highlights include sponsoring and participating in the Susan G. Komen Foundation Walk for a Cure in Denver, Colorado, led by Rimini Street’s breast cancer support group, RMNI PINK, and the second annual launch of our $50,000 “RMNI LOVE” Grant Program, which for 2023 was hosted in Tokyo, Japan. Five selected Japan-based charities each received the equivalent of $10,000 USD and were celebrated at a meeting of over 200 Company client executives and senior leaders.

As of December 31, 2023, we employed over 2,120 professionals globally. We also engage temporary employees and consultants as needed. None of our U.S.-based employees are covered by collective bargaining agreements. Certain of our non-U.S.-based employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in particular jurisdictions, as required by local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

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

To ensure the confidentiality and integrity of client data, protect against security threats or data breaches, and prevent unauthorized access to the data of our clients, we maintain a formal and comprehensive system based on the ISO 27001:2013 Information Security Management System standard. We control access to our office space where confidential and security-controlled information is located or may be visible while in use, have deployed advanced security software and hardware, and utilize advanced security measures. In addition, we have responsibility to comply with certain client-specific security contractual requirements and government security laws and regulations for some of our clients.

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

On December 17, 2019, the United States Patent and Trademark Office granted Rimini Street its first patent, U.S. Patent No. 10,509,639 for the invention “Automatic Software-Update Framework”. On August 18, 2020, the United States Patent and Trademark Office granted Rimini Street its second patent, U.S. Patent No. 10,749,926 for the invention “Proxy for Modifying HTTP Messages to Comply with Browser,” and on November 23, 2021, the United States Patent and Trademark Office granted Rimini Street its third patent, U.S. Patent No. 11,182,707 for the invention “Method and System for Providing a Multi-Dimensional Human Resource Allocation Advisor,” which is a proprietary artificial intelligence (AI) based application. We currently have two patent applications pending in the United States. We own U.S. Patent No. 10,509,639 which will expire in August 2035, U.S. Patent No. 10,749,926 which will expire in September 2034, and U.S. Patent No. 11,182,707 which will expire in July 2039, as long as the patent maintenance fees are paid during the corresponding fee payment windows.

We maintain trademark registrations for the Rimini Street, Engineered for Support, We Do Support, and Other Companies Do Software We Do Support trademarks in the United States. We also maintain trademark registrations for Rimini Street in Canada, the European Union, China, Japan, India, Australia and maintain or have applied for trademarks in certain other countries. Such registered trademarks will expire unless renewed at various times in the future.

Policing unauthorized use of our processes and software tools and intellectual property rights is difficult. As of the date of this Report, we are not aware of any material breaches of our intellectual property rights.

Information about our Executive Officers.

The following table sets forth the names, ages and positions of our executive officers as of February 28, 2024:

Name	Age	Position
Executive Officers
Seth A. Ravin	57	President, Chief Executive Officer and Chairman of the Board of Directors
Nancy Lyskawa	61	Executive Vice President & Chief Client Officer
Kevin Maddock	58	Executive Vice President and Chief Recurring Revenue Officer
Michael L. Perica	52	Executive Vice President and Chief Financial Officer
David Rowe	58	Executive Vice President, Global Transformation & Chief Product Officer

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

Nancy Lyskawa has served as our Executive Vice President & Chief Client Officer since April 2023. Previously, she served as our Executive Vice President, Global Client Onboarding from March 2020 to April 2023 and our Senior Vice President, Global Client Onboarding from September 2009 to March 2020. Prior to joining us, Ms. Lyskawa was with Oracle, a computer technology company, from December 2004 to September 2009, where she served in various executive roles, most recently as Vice President, Support Services and Marketing, from August 2005 to September 2009. From March 1994 to December 2004, she served as head of Global Services Marketing for PeopleSoft, Inc. (acquired by Oracle). From May 1986 to March 1994, Ms. Lyskawa served in various roles with Electronic Data Systems Corporation (acquired by Hewlett-Packard Company). Ms. Lyskawa is a Certified Management Accountant (CMA). Ms. Lyskawa holds a Bachelor of Business Administration in Accounting and Finance from the University of North Dakota and a Master’s Certificate in Marketing from the Cox School of Business at Southern Methodist University.

Kevin Maddock has served as our Executive Vice President and Chief Recurring Revenue Officer since March 2021. Previously, he served as our Executive Vice President, Global Sales - Recurring Revenue from March 2020 until March 2021, our Senior Vice President, Global Sales - Recurring Revenue from January 2018 to March 2020 and our Senior Vice President, Global Sales from December 2008 to January 2018. Prior to joining us, Mr. Maddock served as Executive Vice President of Worldwide Inside Sales and Operations for ServiceSource, a recurring revenue management company, from October 2004 to March 2008. From May 1998 to September 2004, Mr. Maddock served as Vice President of Worldwide Support Service Sales at PeopleSoft, Inc. (acquired by Oracle). From September 1995 to May 1998, Mr. Maddock served in multiple roles at KPMG Consulting. From August 1987 to April 1993, Mr. Maddock served in various roles at Accenture (formerly Andersen Consulting). Mr. Maddock holds a Bachelor of Business Administration in Finance with Honors from the University of Notre Dame and a Master’s Degree in Business Administration from the Anderson School of Management at UCLA.

Michael L. Perica has served as our Executive Vice President and Chief Financial Officer since October 2020. Prior to joining us, Mr. Perica served as Vice President Finance and Chief Financial Officer of the $1.2 billion Energy Systems Global business unit at EnerSys (NYSE: ENS), a global leader in stored energy solutions. Mr. Perica joined EnerSys in December 2018 as the result of EnerSys’ acquisition of Alpha Technologies, where he led the sell-side process as Alpha Technologies’ Chief Financial Officer. Prior to his appointment as Chief Financial Officer in August 2015, he served as Alpha Technologies Vice President, International Finance and Operations since November 2013. Prior to his tenure at Alpha Technologies, Perica served as the Chief Financial Officer of Channell Commercial Corporation and spent 12 years as a sell-side analyst on Wall Street where he worked in senior publishing analyst positions at various investment banks. Mr. Perica holds a Bachelor of Business Administration in Accounting from Central Michigan University and a Master’s Degree in Business Administration from the University of Southern California, Marshall School of Business.

David Rowe has served as our Executive Vice President, Global Transformation & Chief Product Officer since March 2023. Previously, he served as our Executive Vice President, Global Transformation from September 2021 until March 2023, our Executive Vice President and Chief Marketing Officer from March 2020 to September 2021, our Senior Vice President and Chief Marketing Officer from April 2012 to March 2020, our Senior Vice President of Global Marketing and Alliances from December 2008 to April 2012 and our Vice President Marketing and Alliances from September 2006 to December 2008. Prior to joining us, Mr. Rowe served as Vice President of Product Management and Marketing at Perfect Commerce, Inc., an eProcurement company, from November 2004 to June 2006. From May 1995 to June 1999, Mr. Rowe held various positions with PeopleSoft, Inc. (acquired by Oracle), most recently serving as Director, Product Strategy. From July 1988 to April 1995, Mr. Rowe served in various roles at Accenture (formerly Andersen Consulting). Mr. Rowe holds a Bachelor of Science in Engineering from Harvey Mudd College.

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
•If our retention rates decrease or we do not accurately predict retention rates, our future revenue and results of operations may be harmed.
•If we are unable to attract new clients or retain and sell additional products or services to existing clients, our revenue growth will be adversely affected.
•Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•The variability of timing in our sales cycle or our failure to accurately forecast revenue could affect our results of operations and liquidity.
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
•Interruptions or performance problems with SaaS technologies and related services from third parties that we use to operate critical functions of our business, including any deficiencies associated with generative artificial intelligence technologies potentially used by such third parties, may adversely affect our business and operating results.
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
•The price of our Common Stock may be volatile and risk compliance with stock exchange requirements.
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

In July 2020, Oracle filed a motion to show cause contending that we were in violation of the Rimini I Injunction, and we opposed this motion, disputing Oracle’s claims. In January 2022, the District Court found that we violated the Rimini I Injunction in five instances, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. We reserved all rights, including appellate rights, with respect to the District Court rulings. We complied with the order regarding the quarantining of certain computer files.

We subsequently appealed the District Court’s January 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). Briefing on Oracle’s recovery of attorneys’ fees and costs was stayed by the District Court until our appeal was resolved.

In August 2023, the Court of Appeals issued its decision on our appeal of the five items for which the District Court held us in contempt, affirming the District Court’s contempt findings on four of the five items and reversing the District Court’s finding of contempt on the fifth item. In addition, the Court of Appeals vacated the District Court’s order to the extent that it read the Rimini I Injunction to prohibit “de minimis” copying, as well as vacated and remanded the sanctions award to the District Court for recalculation in light of its reversal of the contempt finding on the fifth item.

In October 2023, on remand, the District Court filed an order imposing a recalculated award against us, reducing the sanctions originally awarded to Oracle by $0.1 million and reimposing the remaining $0.5 million sanctions award. We previously paid $0.6 million to Oracle during the year ended December 31, 2022 for the sanctions award, and Oracle reimbursed us $0.1 million in November 2023 for the portion of the sanctions award that was reduced. The District Court also established a briefing schedule for Oracle’s bill of reasonable attorneys’ fees and costs relating to this matter.

In November 2023, Oracle filed a motion requesting attorneys’ fees, taxable costs and non-taxable costs totaling approximately $12.2 million relating to the contempt proceedings through September 30, 2023, plus an additional amount to be estimated relating to additional attorneys’ fees and costs incurred during the months of October and November 2023 in preparing the motion, once paid.

In December 2023, we and Oracle submitted a joint stipulation and proposed order (the “Stipulation”) with the District Court resolving Oracle’s November 2023 motion. Per the Stipulation, the parties agreed to a resolution of Oracle’s motion upon the Company’s payment of approximately $9.7 million to Oracle no later than December 8, 2023, which amount was paid by us on December 7, 2023, rendering Oracle’s November 2023 motion moot. Also per the Stipulation, the parties requested that the District Court consider Oracle’s motion withdrawn and agreed that we would forego any remaining appellate rights with respect to this matter. We had previously accrued $6.9 million as an estimate related to Oracle’s reasonable attorneys’ fees and costs relating to this matter, which resulted in the Company incurring an incremental expense of $2.8 million for the year ended December 31, 2023.

Accordingly, upon order of the District Court dated December 6, 2023 withdrawing Oracle’s motion and the payment by us of the amount described above, all matters relating to the July 2020 contempt proceedings have been resolved. At this time, we believe that we are in substantial compliance with the Rimini I Injunction.

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

In mid-October 2022, Oracle withdrew all of its monetary damages claims against us and our Chief Executive Officer, Chairman of the Board and President, Mr. Ravin, in Rimini II and moved to proceed with a bench trial instead of a jury trial for its claims for equitable relief.

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

Following a bench trial that concluded in December 2022, the parties submitted their proposed findings of fact and conclusions of law to the District Court in February 2023.

In July 2023, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by a permanent injunction against us (the “Rimini II Injunction”) which, as set forth in detail below, is subject to an administrative stay and is not currently effective. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and J.D. Edwards products, further ordering that we were entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, enjoining us from making certain statements and prohibiting certain actions in connection with the manner of marketing, selling and providing services to clients of the Oracle products in question as further described below, and on indirect and vicarious copyright infringement claims against our Chief Executive Officer, Chairman of the Board and President, Mr. Ravin. The District Court denied our California Unfair Competition Law claim and other declaratory judgment claims.

In late July 2023, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 2023 Rimini II judgment and Injunction. Shortly thereafter, we filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending our appeal of the Rimini II judgment and Injunction.

In August 2023, the District Court issued an order denying our emergency motion to stay the Rimini II Injunction pending our appeal with the Court of Appeals and granting an administrative stay of the Rimini II Injunction pending the outcome of a motion to stay to be filed by us with the Court of Appeals. We have filed the separate motion to stay the Rimini II Injunction with the Court of Appeals, asserting that certain provisions of the Rimini II Injunction are vague and overbroad, that the District Court committed legal error, that certain provisions would require us to commit criminal acts to comply with its terms, and that the Rimini II Injunction would cause us and third parties “irreparable harm,” among other grounds.

In September 2023, the Court of Appeals issued an order holding our appeal of the District Court’s decision in Rimini II in abeyance pending the District Court’s resolution of a motion filed by Oracle in August 2023 to amend the Rimini II judgment regarding an update, technical specification and tool related to Oracle’s EBS software product. The District Court denied Oracle’s motion to amend on January 9, 2024.

On January 18, 2024, the Ninth Circuit issued an order lifting the stay of our appeal. Our opening brief is due March 4, 2024. Oracle’s answering brief is due April 3, 2024. Our optional reply brief is due within 21 days after service of Oracle’s answering brief. The Ninth Circuit court staff has informed the parties that the three-judge panel would like to hold oral argument on our appeal on June 5, 2024 in San Francisco, and counsel for both parties have confirmed their availability for the argument on that date.

As of the date of this Report, the Court of Appeals has not issued a decision on our motion to stay the Rimini II Injunction. Accordingly, the Rimini II Injunction, as issued by the District Court, is currently stayed by the District Court, meaning that it is not currently effective. The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product and, if effective, would limit, but not fully prohibit, the support services we can provide our clients using Oracle’s PeopleSoft software product.

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

In November 2023, Oracle filed a motion with the District Court requesting attorneys’ fees and taxable costs of approximately $70.6 million relating to the Rimini II litigation. We filed our opposition to Oracle’s motion on February 20,

2024. In our opposition, we argued that the District Court should deny Oracle’s motion in its entirety. We further argued that, should the District Court award any attorneys’ fees to Oracle, such fees should not exceed $14.5 million. Oracle’s reply is due on March 15, 2024. As of the date of this Report, a decision about whether to award any attorneys’ fees and/or costs to Oracle, and, if so, the amounts, has not been made by the District Court. There were no monetary damages included in the District Court’s judgment in Rimini II.

Although we continue to evaluate our liability and exposure, we do not currently believe that it is probable that an award of attorneys’ fees and costs to Oracle representing a material loss will occur. However, our judgment on whether a loss is probable, reasonably possible, or remote, and our estimates of probable loss amounts, may differ from actual results due to the inherent uncertainties associated with predicting the outcome of a decision on Oracle’s motion. It is reasonably possible that the District Court could award Oracle attorneys’ fees and costs in an amount that could have a material adverse impact on our financial position, results of operations and cash flows.

The Rimini II Injunction, if reinstated, would affect certain support services delivered by us to clients receiving support for Oracle’s PeopleSoft products and is expected to result in additional future period costs, among other potential impacts. However, these costs are not currently estimatable and are required to be recorded when incurred. Accordingly, we have made no associated accrual as of December 31, 2023. Required changes to how support services are delivered to our PeopleSoft clients could have a material adverse impact on our financial position, results of operations and cash flows. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% of our total revenue for the year ended December 31, 2023.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the Rimini I Injunction and/or the Rimini II Injunction or if it has reason to believe we are not in compliance with the express terms of the Rimini I Injunction and/or the Rimini II Injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the existence of the Rimini I Injunction, the Rimini II Injunction, the District Court’s January 2022 order and/or the District Court’s July 2023 order could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our credit facility dated July 20, 2021, as amended (our “Credit Facility”), which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot provide assurances that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.

We could be required to pay substantial attorneys’ fees and/or costs in connection with litigation relating to our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial attorneys’ fees and/or costs to Oracle as a result of the District Court’s rulings in Rimini II, or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. If we default in our payment obligations under the Credit Facility and the indebtedness under the Credit Facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full, and we could be forced into bankruptcy or liquidation.

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there will be additional rulings by the District Court in Rimini II with respect to attorneys’ fees and costs and the Court of Appeals in Rimini II in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigation. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may continue to decline, which stock price volatility may result in other legal claims against us and potentially create risk of noncompliance with Nasdaq minimum trading price requirements. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue to vigorously litigate the pending matters in our Rimini II appeal, we are unable to predict the timing or outcome of these matters. No assurance is or can be given that we will prevail on any appeal, claim, or counterclaim.

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

The Rimini II Injunction currently limits, but does not fully prohibit, the support services we can provide clients using Oracle’s PeopleSoft software product. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% of our total revenue for the year ended December 31, 2023. For the year ended December 31, 2023, approximately 64% of our total revenue was derived from services provided to our clients using Oracle software products. Although we provide support services for additional Oracle product lines that are not subject to the Rimini I Injunction or the Rimini II Injunction, as well as for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini I Injunction and Rimini II Injunction. Should we not obtain a stay of the Rimini II Injunction pending our appeal of the District Court’s ruling, should our appeal in Rimini II fail or should any additional contempt proceeding on the Rimini I Injunction result in a final order holding us in contempt, implicating processes for which we have not previously modified the way we provide our support services, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, and require us to incur additional costs in order to comply with a final Rimini II injunction, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the existence of this ongoing litigation, including the July 2023 District Court order, could negatively impact the value of our equity securities, and could negatively impact our ability to raise additional equity or debt financing, as well as result in other legal claims against us.

We are self-insured for any costs related to any current or future intellectual property litigation, although we maintain and have tendered our errors and omissions insurance coverage for the wrongful acts alleged in Oracle’s Rimini I Injunction contempt proceeding to seek determinations of a duty to defend. We obtained a determination of a duty to defend with respect to our primary errors and omission insurance carrier. We cannot provide assurances that we will prevail on any similar claims that we may tender in the future.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation, other economic challenges and possible recession will be exacerbated for an extended period. Inflation has accelerated in the U.S. and globally. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. In addition, further disruptions in the U.S. banking sector could impact certain of our clients’ ability to access their existing cash, which could also impair their ability to make timely payments to us, adversely affecting our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments, including the economic disruption continuing to be caused by the Israel-Hamas conflict, the Russian invasion of Ukraine in early 2022 and recent political and trade turmoil with China and elsewhere, and governmental and multinational organizations’ responses to the COVID-19 pandemic, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

We recorded a net income of $26.1 million for the year ended December 31, 2023, and we had an accumulated deficit of $202.2 million as of December 31, 2023. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

Additionally, we intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the compliance requirements associated with our operations as a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. Further, many companies with which we compete have larger and longer-tenured sales and marketing teams, which may impact the ability to grow our business, which could have an adverse effect on our revenue and growth. If we are unable to achieve and sustain revenue growth or profitability, the market price of our securities may significantly decrease.

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

Our revenue grew from $409.7 million for the year ended December 31, 2022 to $431.5 million for the year ended December 31, 2023, representing a period over period increase of 5%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against claims and litigation alleging infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Our ongoing litigation with Oracle relates in part to copyright infringement claims and, from time to time, we may receive threatening letters or notices alleging infringement or may be the subject of claims that our services and underlying technology infringe or violate the intellectual property rights of others. Further, while we generally prohibit the use of generative artificial intelligence (AI) technologies by our employees and currently do not use generative AI technologies in our products or service offerings, the unauthorized use of generative AI technologies by our employees may result in allegations or claims against us related to violations of third-party intellectual property rights, unauthorized access to or use of proprietary information and/or failure to comply with the terms of third-party licensing agreements. Any allegation of infringement, whether innocent or intentional, can adversely impact marketing, sales and our reputation.

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

We also deliver tax, legal and regulatory updates to our clients. If there are inaccuracies in these updates, or if we are not able to deliver them on a timely basis to our clients, our reputation may be damaged, and we could be found liable for damages to our clients and potentially lose clients.

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

We depend and rely on SaaS technologies and related services from third parties in order to operate critical functions of our business and interruptions or performance problems with these technologies or services, including any deficiencies associated with generative artificial intelligence technologies potentially used by such third parties, may adversely affect our business and operating results.

We depend and rely on software-as-a-service, or SaaS, technologies and related services from third parties to operate critical functions of our business, including billing and order management, financial accounting services, and client relationship management services. If these services become unavailable due to extended outages or interruptions, security vulnerabilities, or cyber-attacks, because they are no longer available on commercially reasonable terms or prices, or due to other unforeseen circumstances, our expenses could increase, our ability to manage these critical functions could be interrupted, and our processes for and ability to manage sales of our products, recognize revenue, and support our clients could be impaired, all of which could adversely affect our business and operating results. Further, our third-party vendors and service providers may use generative artificial intelligence (AI) technologies or systems, and ineffective or inadequate generative AI development or deployment practices by such third-party vendors and service providers could result in unintended consequences such as reputational damage, legal liabilities or loss of user confidence or business. The algorithms and models used in generative AI technologies and systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. In addition, there is a risk of system failures, disruptions or vulnerabilities that could compromise the integrity, security or privacy of the generated content, including the use of cyberattacks against emerging technologies, such as forms of generative AI.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $194.3 million for the year ended December 31, 2022 to $211.5 million for the year ended December 31, 2023, an increase of $17.2 million or 9%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

As an expanding global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation and related to jurisdictions where we have operations, clients, or where we conduct marketing, and such laws may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation in the European Union creates a broad range of requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We are also subject to certain requirements in other international jurisdictions with or developing strong privacy and security legislation, as well as expanding U.S. state law, including the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Virginia Consumer Data Protection Act of 2021 (effective Jan 1, 2023), the Colorado Consumer Privacy Act of 2021 (effective July 1, 2023), as well as privacy and security legislation in other states, including Nevada, each of which add to the range of privacy- and security-related compliance requirements. We generally comply with industry standards and strive to comply with all applicable legal obligations relating to privacy, data protection and security, but it is possible that these laws and other legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices or may be mandated at a pace that exceeds our ability to comply. Compliance with such requirements may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, with potential consequences such as fines and other expenses related to such governmental actions, an order requiring that we change our data practices or business practices, and could cause our clients to lose trust in us, any of which could have an adverse effect on our business. Further, the unauthorized use of generative artificial intelligence (AI) technology by our workforce may pose potential risks relating to the protection of data, including cybersecurity risk, exposure of our and our clients’ proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property.

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

On December 31, 2023, our outstanding indebtedness under our Credit Facility and finance leases totaled $73.0 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of December 31, 2023 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the year ended December 31, 2023, we acquired 0.2 million shares of Common Stock on the open market. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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
•any delisting of our Common Stock from Nasdaq Global Market due to any failure to meet listing requirements, including the minimum trading price requirements as a result of our stock price volatility, particularly since the July 2023 District Court order in the Rimini II litigation, which is currently stayed; and
•the general state of securities markets.

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

Based on the number of shares of Common Stock outstanding as of December 31, 2023, two of our stockholders have aggregate voting power of 38.3% of our outstanding capital stock. As of December 31, 2023, (i) approximately 26.3% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.0% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer, Chairman of the Board and President. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 39.9% as of December 31, 2023.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

As a company that provides managed support services and security solutions for client applications, databases and technology infrastructure, we are committed to protecting the confidentiality, integrity and availability of our and our clients’ information assets. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

As described further below, we maintain a formal and comprehensive information security management framework based on the ISO 27001:2013 Information Security Management System standard and have implemented policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. Our Board, including the Audit Committee of our Board, and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component.

Risk Management and Strategy

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance obligations are identified and addressed through a multi-faceted approach, which involves independent third-party assessments and testing, internal audit, IT security, governance, risk and compliance reviews.

To defend, detect and respond to cybersecurity incidents, we, among other things, invest in and deploy industry leading cybersecurity tools and platforms; conduct proactive cybersecurity and privacy reviews of software, systems, applications and third party vendors; develop applicable policies and processes; perform independent penetration testing to evaluate and test security controls; conduct employee training and testing; monitor emerging laws and regulations related to data protection and information security though a dedicated team of in-house attorneys with experience in privacy and security matters; and monitor and respond to emerging threats, implementing appropriate mitigating controls as necessary.

We have established policies and procedures, including our Incident Response Plan (“IRP”), for assessing, identifying, managing, and responding to cybersecurity and privacy threats and incidents, including protocols for assessing potential material impact from cybersecurity threats and incidents, escalating to executive leadership and the Board, engaging external stakeholders, and reporting incidents based on applicable legal requirements. Our IRP provides guidance in the event of a cybersecurity incident, including processes with roles and responsibilities assigned to members of our Incident Response Team (“IRT”), to triage, assess severity, escalate, contain, investigate, and remediate incidents, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Our IRT is led by our Vice President, Global Security, with representatives from our IT, Security, Corporate Legal, Communications and Public Relations, Human Resources, Ethics & Compliance and Finance departments/functions.

We conduct post-incident reviews of our response to cybersecurity threats and incidents, in addition to evaluating the effectiveness of supporting recovery protocols. In addition, employees and stakeholders can report cybersecurity threats, cybersecurity and data privacy incidents, or other concerns through external and internal reporting channels.

Internally, we have a security awareness program which includes training that reinforces our information technology and security policies, standards and practices, and we require that our employees comply and formally attest to these policies. The security awareness program offers training on how to identify potential cybersecurity risks and protect our resources and information. This training is mandatory for all employees annually, and it is supplemented by testing initiatives, including periodic phishing tests.

Regarding data privacy, in 2023, our Ethics & Compliance Department implemented an annual privacy awareness initiative known as “Data Privacy Week,” celebrating an event known as International Data Privacy Day, which is acknowledged in over 50 countries as promoting data privacy best practices and raising awareness about the importance of data protection. Data Privacy Week messaging includes highlighting the various departments and employees who support our data privacy and security compliance efforts, as well as trivia challenges designed to engage employees on this topic. Finally, our compliance program requires all employees to take periodic awareness training on data privacy. This training includes information about confidentiality and security, as well as responding to unauthorized access to or use of information.

As noted above, we have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Also as noted above, to ensure the confidentiality and integrity of data and to protect against security threats or data breaches, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and maintain and certify to a formal and comprehensive security management standard: ISO 27001:2013 Information Security Management System.

Cyberattacks continue to increase in frequency and magnitude generally, and cyber criminals are becoming more sophisticated. Although we have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and client expectations and will continue to make significant investments to maintain the security of our and our client’s data and our cybersecurity infrastructure, there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective against new and/or emerging threats, vulnerabilities and techniques designed to circumvent such measures. To date, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, please refer to “Risk Factors” (Part I, Item 1A of this Report).

Cybersecurity Governance

The Audit Committee of our Board includes members with significant experience and/or expertise in technology or cybersecurity, as well as a member with cybersecurity training certifications, and is responsible for the primary oversight of enterprise risk assessment and management pertaining to the financial, accounting, liquidity, market, tax, cybersecurity and other information technology risks facing our company. At its regular meetings, the Audit Committee, which meets no less than four times per year, receives regular reports from our GVP & Chief Counsel, Chief Ethics and Compliance Officer on matters relating to data privacy and compliance, as well as from our Vice President of Risk Management on enterprise risk management, including the activities of our internal audit department surrounding audits and risk assessments of our information security management system, coverage by our insurance carriers for cybersecurity incidents, and our ISO 9001 and 27001 certifications (described above under the heading “Compliance and Certifications” in Part I, Item 1 (“Business”) of this Report.

Beginning in the first quarter of 2024, the full Board, at least annually, and the Audit Committee of the Board, at least quarterly, will receive quarterly reports on our cybersecurity program and developments from our Vice President of Global Security. These reports will include analyses of recent cybersecurity threats and incidents at the Company and across the industry, as well as a review of our own security controls, assessments and program maturity. It is anticipated that Audit Committee oversight will include review of periodic tabletop exercises to test cybersecurity infrastructure and incident response measures.

Our Global IT and Global Security departments are led by our Executive Vice President and Chief Information Officer, Gertrude Van Horn, who joined us in January 2024. Ms. Van Horn is a globally recognized, award-winning executive with over 40 years of experience in global IT leadership, information security, crisis management, strategic planning and decision-making. Her expertise spans a diverse group of industries including financial services, chemicals, global manufacturing and retail. Prior to joining us, Ms. Van Horn served in C-level and executive IT leadership roles for NCH Corporation, IntegraColor, Haggar Clothing Company, JOANN Stores, Office Depot, Victoria’s Secret, American Express, and J.P. Morgan.

Our Vice President of Global Security, Darren Remblence, reports to Ms. Van Horn and is responsible for the development of strategic direction, execution, and day-to-day management of global security. Mr. Remblence has more than 20 years of international experience and expertise in information security, cybersecurity, physical security, IT operations, investigations, business continuity and disaster recovery. Prior to joining us, Mr. Remblence worked at PayPal Inc., eBay Inc., The London Clearing House Ltd, Centrica Plc. and DHL International (UK) Ltd. He also served 14 years in the British Royal

Air Force, where he specialized in cybersecurity and counterintelligence. He received his Master of Science in IT security from the University of Westminster, London and holds CISM (Certified Information Security Manager) and CISSP (Certified Information Systems Security Professional) certifications.

Generally, the implementation, management and oversight of our cyber risk strategy involves participation and input from Company personnel across a range of functional areas, including our IT, Security, Privacy, Risk Management and Legal departments/functions. Our strategy is designed to incorporate awareness of cyber risk into our day-to-day operations and functions, including the maintenance and establishment of client relationships, operating expectations, contract negotiations, the obtainment of insurance coverage and evaluations of third-party service providers.

Item 2.    Properties

Our principal executive offices are located in Las Vegas, Nevada. We also have offices located in Pleasanton, California; Chicago, Illinois; Greensboro, North Carolina; London, United Kingdom; Sydney, Australia; Melbourne, Australia; Brisbane, Australia; Dubai, United Arab Emirates; Kuala Lumpur, Malaysia; Mexico City, Mexico; Amsterdam, Netherlands; São Paulo, Brazil; Frankfurt, Germany; Paris, France; Stockholm, Sweden; Taipei, Taiwan; Tel Aviv, Israel; Tokyo, Japan; Osaka, Japan; Seoul, South Korea; Hyderabad, India; Bengaluru, India; and Singapore.

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

Item 3.    Legal Proceedings

The legal proceedings and government inquiry described in Note 10 of the 2023 consolidated financial statements included in Item 8 of this Report are incorporated in this Item 3. Legal Proceedings by reference.

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Global Market under the symbol “RMNI.”

Holders

On February 26, 2024, there were approximately 46 stockholders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock are held of record in broker “street names” for the benefit of individual investors.

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

Stock Performance

The accompanying performance graph compares the cumulative total stockholder return on our Common Stock, $0.0001 par value per share, for the period beginning December 31, 2018 and ended December 31, 2023, with the cumulative total return on the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index over the same period (assuming the investment of $100 in our Common Stock, the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index on December 31, 2018), and the reinvestment of dividends. The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Rimini Street, Inc.	$100.00	$75.34	$86.02	$115.92	$73.98	$63.50
Nasdaq Composite Index	$100.00	$136.59	$197.19	$240.40	$164.23	$234.86
Dow Jones U.S. Computer Services Index	$100.00	$126.14	$143.66	$172.16	$151.19	$181.86

Total Return
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
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

For the three months ended December 31, 2023, we did not acquire any shares of Common Stock.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rimini Street, Inc. was formed in the State of Nevada in 2005 (“RSI” or “predecessor”) and, through a merger in 2017 with a public company, became Rimini Street, Inc., a Delaware corporation (referred to as the “Company”, “we” and “us”), trading on the Nasdaq Global Market under the ticker symbol “RMNI”. References to “management” or “management team” refer to the officers of the Company.

A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 that are not in this Report can be found under Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 1, 2023, and is available on the SEC’s website at sec.gov.

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

As of December 31, 2023, we employed over 2,120 professionals and supported over 3,030 active clients globally, including approximately 73 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our support, products or services. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and have wholly-owned subsidiaries in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors for our support services are the enterprise software vendors whose products we service and support, including IBM, Microsoft, Oracle and SAP. We believe our primary competitors for our other solutions include systems integrators, security, interoperability and observability vendors; and IT consulting firms.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $431.5 million, $409.7 million and $374.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, representing a year-over-year increase of 5% and 9% for 2023 and 2022, respectively. We have a history of losses, and as of December 31, 2023, we had an accumulated deficit of $202.2 million. We recorded net income of $26.1 million, net loss of $2.5 million and net income of $75.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. We generated approximately 51% of our revenue in the United States and approximately 49% of our revenue from our international business for the year ended December 31, 2023.

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

Additionally, reference is made to Note 5 to our consolidated financial statements included in Part II, Item 8 of this Report for a discussion of developments related to our credit facility dated July 20, 2021, as amended (as amended, the “Credit Facility”).

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

The majority of our revenue through December 31, 2023, was generated from our support solutions.

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

When we provide our support solutions for a perpetual software license, we generally offer our clients service for a fee that we believe is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that we believe is equal to approximately 25% of the annual fees charged by the software vendor for their base support. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks and/or government security clearance for engineers accessing a client’s system than our standard employment security background check and requirements. Clients may be asked to pay an additional fee for Rimini Street Extra Secure Support.

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

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of December 31, 2023, 2022 and 2021, we had approximately 3,030, 3,020 and 2,840 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our support, products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of December 31, 2023, 2022 and 2021, we had over 1,530, 1,510 and 1,470 unique clients, respectively.

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

Annualized subscription revenue

We recognize subscription revenue on a daily basis. We define annualized subscription revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base assuming no cancellations or price changes occur during that period. Subscription revenue excludes any non-recurring revenue, which has been insignificant to date. Our annualized subscription revenue was approximately $432 million, $420 million and $393 million as of December 31, 2023, 2022 and 2021, respectively.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancelable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 90% for the year ended December 31, 2023 and 92% for each of the years ended December 31, 2022 and 2021, respectively. The decline in our retention rate for the year ended December 31, 2023 was due to attrition during the fourth quarter, as certain clients did not renew specific subscriptions; however, in some cases maintained or added subscriptions for other products and services. Our net billings during the fourth quarter of 2023 were flat to the comparable period of 2022 because we were able to increase new client invoicing to offset the loss of some larger contracts.

Gross margin

We derive revenue through the sale of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross margin is the ratio of gross profit divided by revenue. Our gross margin was approximately 62.3%, 62.8% and 63.6% for the years ended December 31, 2023, 2022 and 2021, respectively. We believe the gross margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Factors Affecting Our Operating Performance

Litigation

The information from Item 3, Legal Proceedings and Item 1A, “Risk Factors-—Risks Related to Litigation—“We and our Chief Executive Officer and President are involved in litigation with Oracle. An adverse outcome in the ongoing litigation could result in the payment of substantial damages and/or an injunction against certain of our business practices, either of which could have a material adverse effect on our business and financial results,” is incorporated by reference herein. For claims on which Oracle has prevailed or may prevail, we have been and could be required to pay substantial damages or reimbursement of legal expenses incurred in connection with the proceedings or for our current or past business activities or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business.

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

Global Economic Uncertainty

We have experienced some clients not renewing our services due to the adverse impact on their businesses from current global economic uncertainty, as well as by the economic disruption continuing to be caused by the Israel-Hamas conflict, the Russian invasion of Ukraine in early 2022 and recent political and trade turmoil with China, amongst other global challenges. While we do not physically operate in Russia, the Ukraine or in mainland China, we do have operations in Israel. These global events, together with inflationary pressures, have negatively impacted the global economy, causing the U.S. Federal Reserve to raise interest rates in 2022. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of the economic disruptions described above had a significant net impact on our revenue or results of operations during the year ended December 31, 2023.

The extent to which rising inflation, interest rate increases and continuing global economic and geopolitical uncertainty impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict, including continued governmental and business actions in response to increasing global economic and geopolitical uncertainty. As such, the effects of rising inflation, interest rate increases and other negative impacts on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part I, Item 1A of this Report) for a discussion of these factors and other risks.

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

Reorganization costs. These costs consist primarily of severance costs associated with our reorganization plan that occurred in 2022.

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

Interest expense. Interest expense is incurred under our Credit Facility and other debt obligations. The components of interest expense include the amount of interest payable in cash at the stated interest rate, interest that is payable in kind through additional borrowings, make-whole applicable premium, and accretion of debt discounts and issuance costs (“DDIC”) using the effective interest method. Interest expense also includes payments incurred or received as a result of the interest rate swap agreement.

Other income (expenses), net. Other income (expenses), net consists primarily of gains or losses on foreign currency transactions and interest income.

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

Results of Operations

Comparison of Years ended December 31, 2023 and 2022

Our consolidated statements of operations for the years ended December 31, 2023 and 2022 are presented below (in thousands):

			Variance
	2023	2022	Amount	Percent
Revenue	$431,496	$409,662	$21,834	5.3%
Cost of revenue:
Employee compensation and benefits	103,700	102,314	1,386	1.4%
Engineering consulting costs	26,738	23,296	3,442	14.8%
Administrative allocations (1)	14,540	15,416	(876)	(5.7)%
All other costs	17,535	11,359	6,176	54.4%
Total cost of revenue	162,513	152,385	10,128	6.6%
Gross profit	268,983	257,277	11,706	4.5%
Gross margin	62.3%	62.8%
Operating expenses:
Sales and marketing	142,339	143,018	(679)	(0.5)%
General and administrative	73,044	75,367	(2,323)	(3.1)%
Impairment charges related to operating lease right-of-use assets	—	3,013	(3,013)	(100.0)%
Reorganization costs	59	2,525	(2,466)	(97.7)%
Litigation costs and related recoveries, net	9,776	25,265	(15,489)	(61.3)%
Total operating expenses	225,218	249,188	(23,970)	(9.6)%
Operating income	43,765	8,089	35,676	441.0%
Non-operating expenses:
Interest expense	(5,522)	(4,271)	(1,251)	29.3%
Other income (expenses), net	2,989	(13)	3,002	(23,092.3)%
Income before income taxes	41,232	3,805	37,427	983.6%
Income taxes	(15,173)	(6,285)	(8,888)	141.4%
Net income (loss)	$26,059	$(2,480)	$28,539	(1,150.8)%
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

Revenue. Revenue increased from $409.7 million for the year ended December 31, 2022 to $431.5 million for the year ended December 31, 2023, an increase of $21.8 million or 5%. In part, this increase was driven by a 2% increase in the average number of unique clients and a 3% increase in the average revenue per unique client. On a regional basis, United States revenue grew from $215.4 million for fiscal 2022 to $220.0 million for fiscal 2023, an increase of $4.6 million or 2%, while international revenue grew from $194.3 million for fiscal 2022 to $211.5 million for fiscal 2023, an increase of $17.2 million or 9%.

Cost of revenue. Total cost of revenue increased from $152.4 million for the year ended December 31, 2022 to $162.5 million for the year ended December 31, 2023, an increase of $10.1 million or 7%. This increase was primarily due to additional client support required which resulted in an increase in employee compensation and benefits of $1.4 million, an increase in engineering consulting costs of $3.4 million and an increase in all other costs of $6.2 million, driven primarily by a $4.8 million increase in outside services and $1.3 million increase in computer software licenses. These unfavorable variances were offset by a decrease in allocated costs of $0.9 million.

The $1.4 million increase in cost of revenue attributable to employee compensation and benefits for the year ended December 31, 2023, was primarily due to an increase in salaries, wages and benefit costs due to a 16% increase in the average number of employees devoted to cost of revenue functions and annual pay increases.

As discussed in Note 10 to our consolidated financial statements included in Item 8 of this Report, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by the “Rimini II Injunction” on July 24, 2023. The District court found infringement as to Oracle’s PeopleSoft and Oracle Database products. As a result of the findings, we are likely to incur additional expenses for incremental labor costs in order to comply with the District Court’s Rimini II Injunction. At this time, we have yet to determine the impact on future period costs. Any adverse outcome in our ongoing judicial proceedings could have a material adverse effect on our results of operations.

Gross Profit. Gross profit increased from $257.3 million for the year ended December 31, 2022 to $269.0 million for the year ended December 31, 2023, an increase of $11.7 million or 5%. Gross margin for the year ended December 31, 2022 was 62.8% compared to 62.3% for the year ended December 31, 2023. Our revenue for the year ended December 31, 2023 increased by $21.8 million or 5% compared to the year ended December 31, 2022. Total cost of revenue for the year ended December 31, 2023 increased by $10.1 million, or 7%, compared to the year ended December 31, 2022. Given that the increase in the cost of revenue was 7% compared to an increase in revenue of 5%, it resulted in a decline of 50 basis points in our gross margin for the year ended December 31, 2023 compared to the year ended December 31, 2022. The lower gross margin for the year ended December 31, 2023 was primarily due to accelerating employee compensation and benefits, engineering consulting costs and all other costs more rapidly than our revenue growth.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have decreased from 35% for the year ended December 31, 2022 to 33% for the year ended December 31, 2023. In dollar terms, sales and marketing expenses declined slightly from $143.0 million for the year ended December 31, 2022 to $142.3 million for the year ended December 31, 2023, a decline of $0.7 million or 0.5%. This decrease was primarily due to (i) a $2.0 million decline in travel and entertainment costs, (ii) a $1.1 million decrease in recruitment costs, (iii) a $1.2 million reduction in administrative allocated costs, and (iv) a reduction of $0.4 million of other costs. These declines were offset by (v) a $0.6 million increase in employee compensation and benefits as a result of a 1% increase in average headcount, (vi) an increase in trade show costs of $2.5 million and (vii) an increase of advertising, marketing and promotional costs of $0.9 million.

The $0.6 million increase in sales and marketing expense attributable to employee compensation and benefits for the year ended December 31, 2023 was primarily due to an increase in bonus payouts and commissions of $2.2 million due to new customer wins, which was offset by a reduction salaries, wages and benefit costs of $1.6 million.

General and administrative. General and administrative expenses decreased from $75.4 million for the year ended December 31, 2022 to $73.0 million for the year ended December 31, 2023, a decrease of $2.3 million or 3%. This decrease was primarily due to (i) a reduction of computer software costs of $1.9 million, (ii) a decline of contract labor costs of $1.6 million, (iii) a decrease in rent and facility costs of $1.3 million, (iv) a decline in travel and entertainment costs of $0.4 million and (v) a net decrease in sales and other taxes of $0.2 million. These favorable variances were offset, in part, by (v) increases in compensation and benefit costs of $0.2 million, (vi) an increase in professional fees of $0.8 million and (vii) an increase in our administrative allocations and all other costs of $2.1 million.

The $0.2 million increase in general and administrative expenses attributable to employee compensation and benefits for the year ended December 31, 2023, was primarily due to an increase in stock-based compensation expense of $2.0 million, offset by a reduction in salaries, wages and benefit costs of $1.8 million, which was primarily a result of reorganization activity that occurred during the year ended December 31, 2022.

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

Impairment charges related to operating lease right-of-use assets. We recognized an impairment charge of $3.0 million for the year ended December 31, 2022, related to our office leases as we ceased to use portions of our office space due to increased use of remote work. In addition, we revised our estimates for sublease rent due to real estate market conditions. There was no such impairment charge for the year ended December 31, 2023.

Reorganization costs. We recognized reorganization costs of $2.5 million for the year ended December 31, 2022 compared to $0.1 million for the year ended December 31, 2023. The costs consist primarily of severance costs associated with our 2022 reorganization plan.

Litigation costs and related recoveries, net. For the years ended December 31, 2023 and 2022, litigation costs and related recoveries, net consist of the following (in thousands):

	2023	2022	Change
Litigation settlement expense	$2,743	$—	$2,743
Professional fees and other costs of litigation	7,033	25,654	(18,621)
Insurance recoveries, net	—	(389)	389
Litigation costs, net of related insurance recoveries	$9,776	$25,265	$(15,489)

Litigation settlement expense of $2.7 million was recognized for the year ended December 31, 2023 as we reached an agreement with Oracle for $9.7 million for attorneys’ fees and costs in December 2023 relating to the Rimini I Injunction contempt proceedings. We had previously accrued $6.9 million as an estimate of attorney’s fees and costs during the year ended December 31, 2021, with no change to our estimate for the year ended December 31, 2022, resulting in incremental expense of $2.8 million for the year ended December 31, 2023. This expense was offset by a payment received from Oracle of $0.1 million relating to the reduced sanctions award for the Rimini I Injunction contempt proceedings.

Professional fees and other defense costs associated with litigation decreased from $25.7 million for the year ended December 31, 2022 to $7.0 million for the year ended December 31, 2023, a decrease of $18.6 million. This decrease was primarily due to costs associated with the Rimini II trial, which occurred from November 2022 to December 2022.

Insurance costs and related recoveries, net changed from a net benefit of $0.4 million for the year ended December 31, 2022 to no activity for the year ended December 31, 2023. These balances represent insurance proceeds received relating to our litigation costs incurred as part of the injunction proceedings. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover costs related to our litigation, including Rimini II. However, please refer to the litigation matters as disclosed in Note 10 included in Part II, Item 8 of this Report for further information.

Interest expense. Interest expense increased from $4.3 million for the year ended December 31, 2022 to $5.5 million for the year ended December 31, 2023, an increase of $1.3 million. Interest expense increased primarily due to rising interest rates on our five-year Credit Facility, which increased from a LIBOR interest rate of 4.07% as of December 31, 2022 to a SOFR interest rate of 5.35% as of December 31, 2023. These rising interest rates were offset, in part, by a reduction of interest costs of $0.8 million during the year ended December 31, 2023, related to the net payment activity associated with our interest rate swap, which was entered into on May 18, 2022.

Other income (expenses), net. For the year ended December 31, 2022, we had other expenses, net of $13 thousand as compared to other income, net of $3.0 million for the year ended December 31, 2023, an increase of $3.0 million. For the year ended December 31, 2022, we experienced a significant change in foreign currency exchange rates as the U.S. Dollar initially strengthened against the majority of foreign currencies where our foreign entities operate and then weakened during the fourth quarter of 2022. As a result, we ended up experiencing a small gain of $12 thousand for the year ended December 31, 2022. The foreign exchange gain was offset by other non-operating expenses of $25 thousand for the year ended December 31, 2022. For the year ended December 31, 2023, net other income of approximately $3.0 million was comprised of gains from cash equivalents and investments of $3.7 million which were offset, in part, by foreign exchange losses of approximately $0.3 million and other costs of $0.4 million. Gains from cash and investments increased $3.5 million over the prior year because we began investing more funds in higher interest-bearing cash and investment accounts, coupled with rising interest rates.

Income taxes. Income taxes increased from $6.3 million for the year ended December 31, 2022 to $15.2 million for the year ended December 31, 2023, an increase of $8.9 million or 141%. This was primarily due to an increase of income before taxes of $37.4 million in the current year period compared to the prior year period as well as an increase in foreign withholding taxes.

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had a working capital deficit of $47.7 million and we had an accumulated deficit of $202.2 million. We recorded net income of $26.1 million for the year ended December 31, 2023 and a net loss of $2.5 million for the year ended December 31, 2022, respectively.

Credit Facility

On February 22, 2023, the Company amended its Credit Facility. The Credit Facility originally bore interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.75% to 2.50%. The amendment implemented certain changes in the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). As of February 28, 2023, the Company has a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate, in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement, and is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%). As of December 31, 2023, the interest rate on the Credit Facility was 7.21%.

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

Effective July 20, 2021, we received $89.3 million of net proceeds pursuant to the Credit Facility. The borrowings under the Credit Facility were discounted at 0.375%. As part of the transaction, we incurred issuance costs of $4.2 million, which were capitalized and will be amortized over the term of the Credit Facility.

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity of $20 million in U.S. cash. Annual minimum principal payments over the five year term for the Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term. For the year ended December 31, 2023, the Company made principal payments of $5.6 million.

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

Please refer to Notes 5, 7 and 8 to the consolidated financial statements included in Part II, Item 8 of this Report for information regarding our Credit Facility.

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash from our customers in advance of when the related service costs are incurred, which resulted in deferred revenue of $263.1 million that is included in current liabilities as of December 31, 2023. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to customers are currently limited to approximately 38% of the related deferred revenue based on our gross margin of 62% for the year ended December 31, 2023.

For the next 12 months, assuming that our operations are not significantly impacted by rising inflation, interest rate increases, other global economic or geopolitical uncertainties, or the litigation matters as described in Note 10 to the consolidated financial statements included in Part II, Item 8 of this Report, we believe that cash, cash equivalents, and restricted cash of $115.9 million as of December 31, 2023, plus future cash flow from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures, and our contractual obligations of approximately $21.7 million that are due during the 12 months ending December 31, 2024.

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

As discussed below in greater detail, for the year ended December 31, 2023, we generated cash flows from our operating activities of $12.5 million. We believe our operating cash flows for the year ending December 31, 2023 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022	Change
Net cash provided by (used in):
Operating activities	$12,467	$34,898	$(22,431)
Investing activities	3,077	(24,445)	27,522
Financing activities	(6,892)	(13,568)	6,676

The effect of foreign currency translation was unfavorable by $2.2 million and $7.4 million for the years ended December 31, 2023 and 2022, respectively, due to unfavorable foreign exchange impacts related to foreign cash. For the year ended December 31, 2023, the unfavorable foreign currency impact was primarily related to our foreign cash held in Japan as the Japanese yen weakened significantly against the U.S. dollar. For the year ended December 31, 2022, we experienced significant changes in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where we operate until the fourth quarter of 2022 when the U.S. dollar began to weaken against some of our foreign currencies.

Cash Flows Provided by Operating Activities

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. For the years ended December 31, 2023 and 2022, cash flows provided by operating activities amounted to $12.5 million and $34.9 million, respectively.

For the year ended December 31, 2023, cash flows provided by operating activities amounted to $12.5 million. We recognized net income of $26.1 million, non-cash expenses, net amounted to $27.5 million, and unfavorable changes in operating assets and liabilities, net were $41.1 million for the year ended December 31, 2023. For the year ended December 31, 2023, the non-cash expenses, net of $27.5 million were comprised of the following: stock-based compensation expense of $12.5 million, amortization and accretion related to ROU assets and liabilities of $4.5 million, depreciation and amortization expense of $2.8 million, accretion and amortization of debt discount and issuance costs of $1.0 million, and deferred tax provision expense of $6.6 million.

For the year ended December 31, 2023, changes in operating assets and liabilities were unfavorable by $41.1 million to the operating cash flows due to several items. The first item was an unfavorable change of $3.0 million for accounts receivable as we collected $421.0 million of accounts receivable during the year ended December 31, 2023 compared to billings, net of $418.5 million, for the year ended December 31, 2023. As a result, our days sales outstanding for accounts receivable was 71 days as of December 31, 2023. In addition, our deferred revenue had an unfavorable impact on our operating cash flows of $11.4 million, primarily due to recognizing revenue of $431.5 million offset by recording billings, net of $418.5 million for the year ended December 31, 2023. Also, accounts payable had an unfavorable operating cash flow impact of $2.0 million during the year ended December 31, 2023. Accrued compensation, benefits, commissions and other liabilities were also unfavorable to our operating cash flows for $17.8 million during the year ended December 31, 2023. This was primarily due to payments of $9.7 million for the Rimini I Injunction attorneys’ fees and costs settlement, of which we had accrued $6.9 million, $2.5 million related to our 2022 reorganization plan, and incremental professional fee payments of $5.6 million. Prepaid expenses, deposits and other assets changed unfavorably by $6.2 million and deferred contract costs of $0.8 million for the year ended December 31, 2023. The change in prepaid expenses, deposits and other assets of $6.2 million was primarily due to payments made for future sales and marketing activities, software, and insurance. The unfavorable change in deferred contract costs of $0.8 million was due to capitalizing $20.1 million of commission costs and amortizing $19.4 million of these costs during the year ended December 31, 2023.

For the year ended December 31, 2022, cash flows provided by operating activities amounted to $34.9 million. We recognized a net loss of $2.5 million, non-cash expenses, net amounted to $20.9 million, and favorable changes in operating assets and liabilities, net were $16.5 million for the year ended December 31, 2022. For the year ended December 31, 2022, the non-cash expenses, net of $20.9 million were comprised of the following: stock-based compensation expense of $10.9 million, amortization and accretion related to ROU assets and liabilities of $5.5 million, a non-cash impairment charge related to ROU assets of $3.0 million, depreciation and amortization expense of $2.5 million, and accretion and amortization of debt discount and issuance costs of $1.0 million. These expenses were offset by a benefit in our deferred tax provision of $2.1 million.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities were primarily driven by investment purchases, investment sales and capital expenditures for software development costs, computer equipment and leasehold improvements as we continued to invest in our business infrastructure and geographic locations. Cash provided by investing activities totaled $3.1 million and cash used in investing activities was $24.4 million for the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, cash provided by investing activities of $3.1 million consisted of proceeds from sales of investments of $40.8 million, offset by investment purchases of $30.5 million and capital expenditures of $7.2 million. The capital expenditures of $7.2 million consisted primarily of $3.6 million for capitalized software development costs, new computer equipment, and furniture and fixtures in our U.S. entity, and $3.6 million for computer equipment at our foreign locations, primarily in India of $1.9 million, Brazil of $0.7 million, and Japan of $0.7 million.

For the year ended December 31, 2022, cash used in investing activities of $24.4 million consisted of investment purchases of $31.2 million, offset in part by investment sales of $11.1 million as we began to invest funds in September 2022, as well as capital expenditures of $4.3 million. The capital expenditures consisted of new computer equipment and capitalized development costs for new payroll and client portal systems in our U.S. entity.

Cash Flows from Financing Activities

For the year ended December 31, 2023, cash utilized in financing activities of $6.9 million was attributable to principal payments related to the Credit Facility of $5.6 million, payments to repurchase shares of Common Stock totaling $1.0 million and finance lease payments of $0.3 million. These cash uses were offset by proceeds of $0.1 million received from stock option exercises.

For the year ended December 31, 2022, cash utilized in financing activities of $13.6 million was attributable to principal payments related to the Credit Facility of $9.5 million, payments to repurchase shares of Common Stock totaling $4.7 million and finance lease payments of $0.3 million. These cash uses were offset by proceeds of $1.0 million received from stock option exercises.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent company for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax set forth in the U.S. Tax Cuts and Jobs Act of 2017 may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of December 31, 2023, we had cash and cash equivalents of $65.4 million in our foreign subsidiaries.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2023 and the period in which each contractual obligation is due (in thousands):

	Year Ending December 31:
	2024	2025	2026	2027	2028	Thereafter	Total
Credit Facility
Principal payments plus interest at 7.2%	$11,895	$12,501	$60,279	$—	$—	$—	$84,675
Lease obligations:
Operating	5,155	3,671	2,946	566	368	—	12,706
Financing	398	332	—	—	—	—	730
Purchase commitments and other	4,265	4,000	3,000	—	—	—	11,265
Total	$21,713	$20,504	$66,225	$566	$368	$—	$109,376

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

Loss Contingencies

We are subject to various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If some amount within a range of probable loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of probable loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. If we determine that a loss is reasonably possible and the range of the loss is estimable, then we disclose the range of the possible loss if the upper end of the range is material. If we cannot estimate the range of loss, we will disclose the reason why it cannot estimate the range of loss, if there is a reasonable possibility that the amount of loss may be material. We regularly evaluate currently available information to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed.

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

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The guidance incorporates several disclosure and presentation requirements currently residing in SEC Regulations S-X and S-K. ASU 2023-06 is effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendment the SEC does not remove from Regulations S-X or S-K by June 30, 2027 will not become effective. The amendments will be applied prospectively and early adoption is not permitted. As we are currently subject to these SEC requirements, we do not expect ASU 2023-06 to have a material impact on our Consolidated Financial Statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” The guidance expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are assessing the impact of the adoption of this guidance on our Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures.” The guidance requires disaggregating income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We are assessing the impact of the adoption of this guidance on our Consolidated Financial Statements and related disclosures.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated between 47% and 49% of our revenue from our international business for the years ended December 31, 2023, 2022 and 2021. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we evaluate the costs and benefits of entering into future hedge transactions for currencies other than the U.S. Dollar.

As of December 31, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $0.7 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) and would have impacted the effect of foreign currency changes on cash by a plus or minus $6.6 million in our Consolidated Statement of Cash Flows.

Interest Rate Risk

Risk with Respect to Investments

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which originally bore interest at LIBOR plus a margin ranging from 1.75% to 2.50%. Effective February 28, 2023, we amended our Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR. Accordingly, we were previously exposed to market risk due to variable interest rates based on LIBOR and are currently exposed to market risk due to variable interest rates based on SOFR. As of December 31, 2023, we had $72.6 million outstanding debt under the Credit Facility. As of this date, a reasonably possible hypothetical adverse change of 100 basis points in would have resulted in an increase of approximately $0.7 million in annual interest expense. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note 5 of our consolidated financial statements included in Part II, Item 8 of this Report for more information related to the Credit Facility.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rimini Street, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involves our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of revenue contracts with non-standard provisions

As discussed in Note 2 and Note 4 to the consolidated financial statements, the Company recognized $431,496 thousand in revenue which was primarily derived from the subscription-based software support revenue for the year ended December 31, 2023. A significant portion of the Company’s contracts contain non-standard provisions which require judgment to determine the appropriate accounting through the five-step framework prescribed by ASC Topic 606 – Revenue from Contracts with Customers.

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

Santa Clara, California
February 28, 2024

RIMINI STREET, INC.

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$115,424	$109,008
Restricted cash	428	426
Accounts receivable, net of allowance of $656 and $723, respectively	119,430	116,093
Deferred contract costs, current	17,934	17,218
Short-term investments	9,826	20,115
Prepaid expenses and other	25,647	18,846
Total current assets	288,689	281,706
Long-term assets:
Property and equipment, net	10,496	6,113
Operating lease right-of-use assets	5,941	7,142
Deferred contract costs, noncurrent	23,559	23,508
Deposits and other	6,109	7,057
Deferred income taxes, net	59,002	65,515
Total assets	$393,796	$391,041
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$5,912	$4,789
Accounts payable	5,997	8,040
Accrued compensation, benefits and commissions	38,961	37,459
Other accrued liabilities	18,128	32,676
Operating lease liabilities, current	4,321	4,223
Deferred revenue	263,115	265,840
Total current liabilities	336,434	353,027
Long-term liabilities:
Long-term debt, net of current maturities	64,228	70,003
Deferred revenue, noncurrent	23,859	34,081
Operating lease liabilities, noncurrent	6,841	9,094
Other long-term liabilities	1,930	2,006
Total liabilities	433,292	468,211
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 89,595 and 88,517 shares, respectively	9	9
Additional paid-in capital	167,988	156,401
Accumulated other comprehensive loss	(4,167)	(4,195)
Accumulated deficit	(202,210)	(228,269)
Treasury stock	(1,116)	(1,116)
Total stockholders’ deficit	(39,496)	(77,170)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$393,796	$391,041

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue	$431,496	$409,662	$374,430
Cost of revenue	162,513	152,385	136,464
Gross profit	268,983	257,277	237,966
Operating expenses:
Sales and marketing	142,339	143,018	128,496
General and administrative	73,044	75,367	64,172
Impairment charges related to operating lease right-of-use assets	—	3,013	1,649
Reorganization costs	59	2,525	—
Litigation costs and related recoveries:
Litigation settlement expense	2,743	—	7,530
Professional fees and other costs of litigation	7,033	25,654	16,457
Insurance costs and recoveries, net	—	(389)	(7,111)
Litigation costs and related recoveries, net	9,776	25,265	16,876
Total operating expenses	225,218	249,188	211,193
Operating income	43,765	8,089	26,773
Non-operating expenses:
Interest expense	(5,522)	(4,271)	(1,550)
Loss from change in fair value of redeemable warrants	—	—	(4,183)
Other income (expenses), net	2,989	(13)	(1,605)
Income before income taxes	41,232	3,805	19,435
Income taxes	(15,173)	(6,285)	55,784
Net income (loss)	26,059	(2,480)	75,219
Other comprehensive income:
Foreign currency translation gain (loss)	442	(2,480)	(2,406)
Derivative instrument and other adjustments, net of tax	(414)	1,009	—
Comprehensive income (loss)	$26,087	$(3,951)	$72,813

Net income (loss) attributable to common stockholders	$26,059	$(2,480)	$45,197
Net income (loss) per share attributable to common stockholders - basic	$0.29	$(0.03)	$0.54
Net income (loss) per share attributable to common stockholders - diluted	$0.29	$(0.03)	$0.51
Weighted average number of shares of Common Stock outstanding - basic	89,073	87,672	84,318
Weighted average number of shares of Common Stock outstanding - diluted	89,536	87,672	88,970

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Stockholders’ Deficit
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2020	76,406	$8	$98,258	$(318)	$(301,008)	$—	$(203,060)
Stock-based compensation expense	—	—	9,710	—	—	—	9,710
Exercise of stock options for cash	1,484	—	5,864	—	—	—	5,864
Restricted stock units vested	1,604	—	—	—	—	—	—
Issuance of Common Stock in March 2021 Offering, net	7,750	1	55,641	—	—	—	55,642
Accretion related to redemption of Series A Preferred Stock in July and April 2021	—	—	(13,693)	—	—	—	(13,693)
Make-whole dividends related to redemption of Series A Preferred Stock	—	—	(2,945)	—	—	—	(2,945)
Return on repurchase of Series A Preferred Stock shares in January 2021	—	—	(38)	—	—	—	(38)
Accretion of discount on Series A Preferred Stock	—	—	(2,277)	—	—	—	(2,277)
Paid and payable in cash on Series A Preferred Stock	—	—	(5,839)	—	—	—	(5,839)
Paid and payable in kind on Series A Preferred Stock	—	—	(1,752)	—	—	—	(1,752)
Reclassification of GP Sponsor Warrant liability	—	—	6,305	—	—	—	6,305
Foreign currency translation loss	—	—	—	(2,406)	—	—	(2,406)
Net income	—	—	—	—	75,219	—	75,219
Treasury Stock reacquired	(137)	—	—	—	—	(1,116)	(1,116)
Balances, December 31, 2021	87,107	9	149,234	(2,724)	(225,789)	(1,116)	(80,386)
Stock-based compensation expense	—	—	10,895	—	—	—	10,895
Exercise of stock options for cash	554	—	1,012	—	—	—	1,012
Restricted stock units vested	1,649	—	—	—	—	—	—
Issuance of Common Stock	60	—	—	—	—	—	—
Retired shares of Common Stock	(853)	—	(4,740)	—	—	—	(4,740)
Other comprehensive loss	—	—	—	(1,471)	—	—	(1,471)
Net loss	—	—	—	—	(2,480)	—	(2,480)
Balances, December 31, 2022	88,517	9	156,401	(4,195)	(228,269)	(1,116)	(77,170)
Stock-based compensation expense	—	—	12,522	—	—	—	12,522
Exercise of stock options for cash	57	—	79	—	—	—	79
Restricted stock units vested	1,194	—	—	—	—	—	—
Issuance of Common Stock	75	—	—	—	—	—	—
Retired shares of Common Stock	(248)	—	(1,014)	—	—	—	(1,014)
Other comprehensive income	—	—	—	28	—	—	28
Net income	—	—	—	—	26,059	—	26,059
Balances, December 31, 2023	89,595	$9	$167,988	$(4,167)	$(202,210)	$(1,116)	$(39,496)
The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,059	$(2,480)	$75,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	973	973	441
Non-cash impairment charge	—	3,013	1,649
Amortization and accretion related to ROU assets	4,483	5,530	6,139
Loss from change in fair value of redeemable warrants	—	—	4,183
Stock-based compensation expense	12,522	10,895	9,710
Depreciation and amortization	2,827	2,504	2,404
Deferred income taxes	6,645	(2,071)	(62,318)
Other	48	10	—
Changes in operating assets and liabilities:
Accounts receivable	(2,978)	18,916	(18,787)
Prepaid expenses, deposits and other	(6,191)	(6,616)	(3,455)
Deferred contract costs	(767)	(4,217)	(1,564)
Accounts payable	(1,964)	2,396	2,489
Accrued compensation, benefits, commissions and other liabilities	(17,828)	2,849	3,493
Deferred revenue	(11,362)	3,196	47,342
Net cash provided by operating activities	12,467	34,898	66,945
CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment for purchase of short term investments	(30,525)	(31,215)	—
Proceeds from sale of short term investments	40,814	11,101	—
Capital expenditures	(7,212)	(4,331)	(2,108)
Net cash provided by (used in) investing activities	3,077	(24,445)	(2,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to the Common Stock issuances in March 2021 Offering	—	—	56,965
Payments of professional fees related to Common Stock issuances in March 2021 Offering	—	(27)	(1,296)
Payments to redeem 87,802 and 60,000 shares of Series A Preferred Stock	—	—	(147,802)
Make whole dividends related to 87,802 and 60,000 shares redeemed of Series A Preferred Stock	—	—	(2,945)
Proceeds from issuance of Credit Facility	—	—	89,313
Debt issuance costs paid	—	—	(4,184)
Principal payments on borrowings	(5,625)	(9,500)	(2,250)
Payments to repurchase shares of Series A Preferred Stock	—	—	(8,951)
Payment of cash dividends of Series A Preferred Stock	—	—	(9,735)
Payments to repurchase and retire Common Stock	(1,014)	(4,740)	—
Payments for treasury stock	—	—	(1,116)
Proceeds from exercise of employee stock options	79	1,012	5,864
Principal payments on financing leases	(332)	(313)	(428)
Net cash used in financing activities	(6,892)	(13,568)	(26,565)
Effect of foreign currency changes on cash	(2,234)	(7,441)	(6,191)
Net change in cash, cash equivalents and restricted cash	6,418	(10,556)	32,081
Cash, cash equivalents and restricted cash at beginning of year	109,434	119,990	87,909
Cash, cash equivalents and restricted cash at end of year	$115,852	$109,434	$119,990
The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Years Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,532	$3,246	$1,102
Cash paid for income taxes	4,926	2,789	2,893
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares of Common Stock issued in March 2021 Offering:	$—	$—	$2,948
Underwriter discounts and commissions	—	—	1,050
Underwriter expenses	—	—	27
Redeemable Series A Preferred Stock Dividends and Accretion:
Accretion of discount on Series A Preferred Stock	$—	$—	$2,277
Issuance of Series A Preferred Stock for PIK Dividends	—	—	2,891

Increase in principal related to the Credit Facility discount	$—	$—	$62

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

Liquidity

As of December 31, 2023, the Company’s current liabilities exceeded its current assets by $47.7 million, and the Company recorded net income of $26.1 million for the year ended December 31, 2023. As of December 31, 2023, the Company had available cash, cash equivalents and restricted cash of $115.9 million. As of December 31, 2023, the Company’s current liabilities included $263.1 million of deferred revenue whereby the historical costs of fulfilling the Company’s commitments to provide services to its customers was approximately 38% of the related deferred revenue for the year ended December 31, 2023.

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

The Company funded the July 20, 2021 redemption with borrowings from a five year term loan of $90 million, which was entered into on July 20, 2021 (the “Credit Facility”). Annual minimum principal payments over the five year term for the Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company’s Credit Facility.

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

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $5.6 million. During the year ended December 31, 2023, the global economy continued to experience interest rate and inflationary pressures, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments in response to and following the global outbreak of the coronavirus (“COVID-19”). Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 10, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The full extent to which the COVID-19 pandemic will impact the Company’s business and operating results will depend on circumstances which are highly uncertain and cannot be accurately predicted. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, the allowance for doubtful accounts receivable, valuation assumptions for stock options, operating lease right-of-use assets and liabilities, deferred income taxes and the related valuation allowances, accretion of discounts on debt and Series A Preferred Stock, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation may be affected.

Risks and Uncertainties

Inherent in the Company’s business are various risks and uncertainties, including its rapidly changing industry. These risks include the Company’s ability to manage its rapid growth and its ability to attract new customers and expand sales to existing customers, risks related to litigation, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in its capital stock may not be recoverable. The Company’s success depends upon the acceptance of its expertise in providing services, development of sales and distribution channels, and its ability to generate significant revenues and cash flows from the use of this expertise.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the following assets:

Years
Computer equipment	1 - 3
Furniture and fixtures	3 - 7
Capitalized software costs	3 - 7
Leasehold improvements	Up to 8 years, not to exceed lease term

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

Deferred Contract Costs

Costs incurred to obtain new client contracts and to extend existing client contracts are primarily comprised of sales commissions. Initial sales commissions are generally deferred and amortized over their estimated useful life, which is generally 4 years. We determined the period of benefit by taking into consideration the estimated life cycles for our customers, our technology and other factors. We recognized amortization expense related to deferred contract costs of $19.4 million, $17.7 million and $16.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized only if the carrying amount of the long-lived assets is not recoverable and exceeds their fair value. The carrying amount of a long-lived asset is not recoverable if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. The Company recognized an impairment charge of $3.0 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively, related to two of its office leases as the Company ceased use of a portion of the office space due to increased remote work since the COVID-19 pandemic. There was no such impairment charge for the year ended December 31, 2023.

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

Revenue is recognized when performance obligations, as stipulated in the contracts, are transferred to a customer for an amount that reflects the consideration the Company expects to receive in exchange for those support services and service contracts. This occurs when the contracts are executed by both parties, the rights and obligations of the parties are identified, payment terms are identified, the contracts have commercial substance and collectability of consideration is probable. The Company’s contracts generally do not contain any refund provisions other than in the event of our non-performance or breach. However, the Company’s contracts may include non-standard terms negotiated with each respective client that may impact the amount and timing of revenue recognized.

The Company determines revenue recognition through the following steps:

•Identification of the contract with the customer.
•Identification of the performance obligations.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations.
•Recognition of revenue when the performance obligations are satisfied.

Most of the Company’s contracts contain a single performance obligation for subscription support services. In a limited number of arrangements, the Company also licenses software and related maintenance services under term-based arrangements or provides professional services. The Company’s performance obligations are evaluated for whether they can be distinct or should be accounted for as one performance obligation and primarily consist of (i) subscription support services or (ii) professional services sold on a time and materials basis.

The transaction price is generally the same as the contractual price. Typically, the structure of our arrangements do not give rise to variable consideration. However, in those instances where variable consideration should exist, the Company includes in its

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimates, additional revenue for variable consideration when it has an enforceable right, the amount can be estimated reliably and its realization is probable.

Subscription Services

The Company’s subscription support services are part of a comprehensive support program that helps clients keep their software and systems running smoothly and in full legal compliance. Subscription support services include product support (fixes and installation support), security, advanced support (performance tuning and interoperability), strategic roadmap services (upgrade process), global tax, legal and regulatory services, global security, proactive support services, strategic roadmap services, device and user interface support and account management services. Subscription contracts are generally non-cancelable and do not contain general rights of return. The Company’s support subscription is viewed as a stand-ready performance obligation comprised of a series of distinct services that is satisfied ratably over time as the services are provided. A time-elapsed output method is used to measure progress as the Company’s efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service.

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

Revenues generally include any taxes withheld by foreign customers and subsequently remitted to governmental authorities in those foreign jurisdictions. Foreign withholding taxes included in revenues amounted to $4.7 million, $3.9 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue, and includes deferred revenue and unbilled amounts. As of December 31, 2023, remaining performance obligations amounted to $606.8 million, of which $287.0 million was billed and recorded as deferred revenue.

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period. The Company expects to recognize revenue on approximately $263.1 million of the billed remaining performance obligations over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

Advertising

Advertising costs are charged to sales and marketing expense in the period incurred. Advertising expenses were $2.1 million, $1.7 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Stock-Based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. The Company computes the fair value of options using the Black-Scholes-Merton (“BSM”) option pricing model. The Company recognizes the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For restricted stock units (“RSUs”), including performance units (“PSUs”) subject to performance conditions, the fair value of these awards is equal to the fair value of the Company’s common stock on the date of grant. The PSU fair value is subject to the performance measures for those awards based on the level of achievement. Stock-based compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. Stock-based compensation expense is recognized based on awards ultimately expected to vest whereby estimates of forfeitures are based upon historical experience.

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

Earnings (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net income per common share is computed using the treasury stock method by giving effect to the exercise of all potential shares of Common Stock, including stock options, restricted stock and warrants to the extent dilutive. RSI Preferred Stock participated in dividends but was not considered participating securities when there was a net loss because the holders did not have a contractual obligation to share in the losses.

The holders of Series A Preferred Stock were entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis. Accordingly, in periods in which the Company had net income, earnings per share would have been computed using the two-class method whereby the pro rata dividends distributable to the holders of Series A Preferred Stock would have been deducted from earnings applicable to common stockholders, regardless of whether a dividend is declared for such undistributed earnings.

Recently Adopted Accounting Pronouncements

The following accounting standards were adopted during the fiscal year 2023:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and amended in December 2022 with ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying U.S. GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. During the three months ended March 31, 2023, the Company adopted the optional relief guidance provided under ASU 2020-04 after modifying its interest rate

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
swap agreement in connection with the amendment of the Credit Facility to implement certain changes in the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The application of this expedient preserves the presentation of the derivative consistent with past presentation and did not have a material impact on our Consolidated Financial Statements.

NOTE 3 — LEASES

Operating Leases

The Company has operating leases for real estate and equipment with an option to renew the leases in the range of one month to five years. Some of the leases include the option to terminate the leases upon 30-days’ notice with a penalty. The Company’s leases have various remaining lease terms ranging from April 2024 to December 2028. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company’s discretion. The Company’s lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

The Company uses a discount rate to calculate the ROU asset and lease liability. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of December 31, 2023, the Company has four additional operating leases with a net present value of $0.2 million that will commence in January 2024.

The components of operating lease expense and supplemental balance sheet information for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Operating lease expense related to ROU assets and liabilities	$4,483	$5,530	$6,139
Other lease expense	512	838	660
Total lease expense	$4,995	$6,368	$6,799

Other information related to leases as of December 31, was as follows (in thousands):

Supplemental Balance Sheet Information	2023	2022
Operating lease right-of-use assets, noncurrent	$5,941	$7,142

Operating lease liabilities, current	$4,321	$4,223
Operating lease liabilities, noncurrent	6,841	9,094
Total operating lease liabilities	$11,162	$13,317

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted Average Remaining Lease Term	Years
Operating Leases	2.9
Weighted Average Discount Rate
Operating Leases	9.6%

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Years Ending December 31:
2024	$5,155
2025	3,671
2026	2,946
2027	566
2028	368
Thereafter	—
Total future undiscounted lease payments	12,706
Less imputed interest	(1,544)
Total	$11,162

For the years ended December 31, 2023 and 2022, the Company paid $5.5 million and $5.5 million, respectively, for operating leases.

Finance Leases

The Company has entered into various financing lease agreements for certain computer equipment, with one lease agreement outstanding as of December 31, 2023. The remaining lease term is 22 months with an annual implied interest rate of 7.9%. As of December 31, 2023, the future annual minimum lease payments under financing lease obligations are as follows (in thousands):

Years ending December 31:
2024	$398
2025	332
Thereafter	—
Total minimum lease payments	730
Less amounts representing interest	(48)
Present value of minimum lease payments	682
Less current portion, included in accrued expenses	(360)
Long-term obligation, included in other long-term liabilities	$322

As of December 31, 2023 and 2022, the carrying values of leased equipment (included as a component of property and equipment) in the consolidated balance sheets, were as follows (in thousands):

	2023	2022
Leased computer equipment	$4,954	$4,954
Less accumulated depreciation	(4,954)	(4,453)
Net	$—	$501

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — OTHER FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

As of December 31, 2023 and 2022, cash, cash equivalents and restricted cash were as follows (in thousands):

	2023	2022
Cash and cash equivalents	$115,424	$109,008
Restricted cash	428	426
Total cash, cash equivalents and restricted cash	$115,852	$109,434

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is set forth below for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Allowance, beginning of year	$723	$576	$723
Provisions	209	218	255
Write offs, net of recoveries	(276)	(71)	(402)
Allowance, end of year	$656	$723	$576

Prepaid Expenses and Other Current Assets

As of December 31, 2023 and 2022, prepaid expenses and other current assets consisted of the following (in thousands):

	2023	2022
Prepaid expenses and deposits	$17,514	$12,145
Foreign tax refunds receivable	3,228	2,792
Other	4,905	3,909
Total	$25,647	$18,846

Property and Equipment

As of December 31, 2023 and 2022, property and equipment consisted of the following (in thousands):

	2023	2022
Computer equipment	$18,838	$14,738
Furniture and fixtures	2,864	2,810
Capitalized software costs	3,937	825
Leasehold improvements	1,373	1,271
Construction-in-progress	1,715	1,910
Total property and equipment	28,727	21,554
Less accumulated depreciation	(18,231)	(15,441)
Property and equipment, net	$10,496	$6,113

Depreciation expense was $2.8 million, $2.5 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Contract Costs

Activity for deferred contract costs for the years ended December 31, 2023 and 2022 was provided below (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023	2022
Deferred contract costs, current and noncurrent as of the beginning of the period	$40,726	$36,509
Capitalized commissions during the period	20,144	21,960
Amortized deferred contract costs during the period	(19,377)	(17,743)
Deferred contract costs, current and noncurrent, as of the end of the period	$41,493	$40,726

Other Accrued Liabilities

As of December 31, 2023 and 2022, other accrued liabilities consisted of the following (in thousands):

	2023	2022
Accrued sales and other taxes	$7,963	$6,878
Accrued professional fees	3,551	9,184
Accrued reorganization costs	—	2,526
Current maturities of capital lease obligations	360	333
Income taxes payable	1,771	2,229
Accrued litigation settlement costs	82	6,979
Other accrued expenses	4,401	4,547
Total other accrued liabilities	$18,128	$32,676

Deferred Revenue

Activity for deferred revenue for the years ended December 31, 2023 and 2022 was provided below (in thousands):

	2023	2022
Deferred revenue, current and noncurrent, as of the beginning of the period	$299,921	$300,268
Billings, net	418,549	409,315
Revenue recognized	(431,496)	(409,662)
Deferred revenue, current and noncurrent, as of the end of the period	$286,974	$299,921

Other Income (Expenses), Net

For the years ended December 31, 2023, 2022 and 2021, other expenses, net consisted of the following (in thousands):

	2023	2022	2021
Interest and other income	$3,701	$228	$55
Foreign currency gain (loss)	(330)	12	(1,394)
Other expenses	(382)	(253)	(266)
Total other income (expenses), net	$2,989	$(13)	$(1,605)

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company’s balance sheets. As of December 31, 2023 and December 31, 2022, debt consisted of the following (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023	2022
Credit Facility	$70,140	$74,792
Less current maturities	5,912	4,789
Long-term debt, net of current maturities	$64,228	$70,003

For the years ended December 31, 2023, 2022 and 2021, the Company made quarterly principal payments totaling $5.6 million, $4.5 million and $2.3 million, respectively. On May 31, 2022, the Company also prepaid $5.0 million of indebtedness outstanding under its Credit Facility with no prepayment penalty.

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

The Credit Facility originally bore interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.75% to 2.50%. From January 1, 2022 through March 31, 2022, the margin for the Credit Facility was 2.25%. Effective April 1, 2022, the margin for the Credit Facility decreased to 1.75% for the remainder of fiscal year 2022 and fiscal year 2023. For the years ended December 31, 2023, 2022 and 2021 the effective interest rates on the Credit Facility were 8.3%, 4.8% and 3.5%, respectively.

The fair value of the Credit Facility was $73.1 million (Level 2 inputs) as of December 31, 2023 compared to the carrying value of $72.3 million as of December 31, 2023.

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

In addition, the amendment on February 22, 2023 adjusted the definition of Consolidated EBITDA to provide an addback solely for the fourth fiscal quarter of 2022, and any period including such quarter, that costs and legal fees and expenses incurred by the Company in connection with its ongoing litigation with Oracle up to $10.0 million can be added back and included in the applicable calculation of the Consolidated EBITDA.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2022 to increase the aggregate value of the shares of Common Stock that could be acquired by us to no greater than $15.0 million during the term of the Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

On May 18, 2022, the Company entered into an interest rate swap agreement with a notional value of $40 million, with a fixed payer LIBOR rate of 2.9935% and an initial floating LIBOR rate of 0.93557%. The floating rate is reset at each month end and has an embedded floor rate of 0.0%. The term of the interest rate swap agreement coincides with that of the Credit Facility. See Note 13 for further information regarding the fair value accounting for the interest rate swap agreement. Effective February 28, 2023, the interest rate swap agreement was amended in connection with the amendment of the Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR, as described above.

Based on voluntary prepayments made to date under the Credit Facility, the Company currently has available $40 million in incremental borrowings available for future use, subject to the terms of the Credit Facility.

Interest Expense

The components of interest expense for the years ended December 31, 2023, 2022 and 2021 are presented below (in thousands):

	2023	2022	2021
Credit Facility:
Interest expense	$4,475	$3,205	$977
Accretion expense related to discount and issuance costs	973	973	442
Interest on other borrowings	74	93	131
Total interest expense	$5,522	$4,271	$1,550

NOTE 6 — REDEEMABLE SERIES A PREFERRED STOCK

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

The Company funded the July 20, 2021 redemption with borrowings under the Credit Facility. See Note 5 for further information regarding the Company’s Credit Facility.

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

The Company funded the April 16, 2021 redemption with a portion of the proceeds from the March 2021 Offering, which raised net proceeds of approximately $55.6 million.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Presented below is a summary of total and per share dividends declared for the years ended December 31, 2020 through December 31, 2021 (dollars in thousands, except per share amounts):

	Dividends Payable in:		Total Dividends	Dividends
	Cash	PIK		Per Share
Liability for unpaid dividends, December 31, 2020	$3,842	$1,193	$5,035	$32.50
Cash Dividends at 10.0% per annum:
For the year ended December 31, 2021	5,839	—	5,839	89.98
PIK Dividends at 3.0% per annum:
For the year ended December 31, 2021	—	1,752	1,752	27.00
Fractional shares payable in cash for the year ended December 31, 2021	54	(54)	—	—
Dividends paid during the year ended December 31, 2021	(9,735)	(2,891)	(12,626)	(194.57)
Liability for dividends, December 31, 2021	$—	$—	$—	$—

NOTE 7 — CAPITAL STRUCTURE

Preferred Stock

Upon completion of the Delaware Domestication discussed in Note 1, the Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors is authorized to establish the voting rights, if any, designations, powers, preferences, special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors had authorized the issuance of up to 180,000 shares of Series A Preferred Stock. All shares of the Series A Preferred Stock had been redeemed as of July 20, 2021. The specific terms of the Series A Preferred Stock are discussed in Note 6.

Common Stock

As of December 31, 2023 and 2022, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. Holders of the Company’s shares of Common Stock are entitled to one vote for each share.

On March 11, 2021, the Company completed the March 2021 Offering of 7.8 million shares of its Common Stock at a price of $7.75 per share for total gross proceeds of $57.0 million. Underwriter discounts and commissions were $2.9 million and the

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On February 27, 2022, the Board of Directors approved the adoption of a stock repurchase program to acquire up to $15.0 million of the Company’s Common Stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, through March 4, 2024, subject to compliance with the Company’s Credit Facility, which was amended effective January 14, 2022 to increase the aggregate value of the shares of Common Stock that could be acquired by the Company to no greater than $15.0 million during the term of the Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

For the year ended December 31, 2023, the Company acquired an aggregate 0.2 million shares of Common Stock on the open market at a total cost of $1.0 million. For the year ended December 31, 2022, the Company acquired an aggregate 0.9 million shares of Common Stock on the open market at a total cost of $4.7 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

Acquisition of Common Stock upon Vesting of Restricted Stock Units

On August 6, 2021, the Company reacquired 0.1 million shares of common stock for $1.1 million related to restricted stock units (“RSUs”) that vested on that date.

NOTE 8 — STOCK-BASED COMPENSATION AND WARRANTS

Overview of Equity Incentive Plans

The Company’s 2007 Stock Plan (the “2007 Plan”) reserved up to approximately 14.3 million shares of Common Stock for the grant of stock options and stock purchase rights to employees and directors. The 2007 Plan was terminated in November 2013; however, the terms of the 2007 Plan continue to govern any outstanding awards thereunder. As of December 31, 2023, there were no remaining stock options outstanding under the 2007 Plan.

In October 2013, the Company established the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”) that provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units (“PSUs”). As of December 31, 2023, the Company had stock options of approximately 7.8 million shares, RSUs of approximately 2.1 million shares and PSUs of 0.6 million shares outstanding under the 2013 Plan. There are approximately 8.5 million shares available for future grants. The 2013 Plan will expire on July 31, 2027.

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

On March 31, 2023, the Company’s Board of Directors, approved the Company’s 2023 Long-Term Incentive Plan (the “2023 LTI Plan”), consisting of awards of PSUs, RSUs and stock options to purchase shares of the Company’s Common Stock under the terms of the 2013 Plan, as amended, effective as of April 3, 2023.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On the first day of each fiscal year beginning in 2018, the 2013 Plan provides that the number of authorized shares available for issuance will increase in an amount equal to the lesser of (i) 4.8 million shares, (ii) 4% of the outstanding shares of all classes of the Company’s Common Stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s Board of Directors may determine. The Board of Directors approved an increase in the authorized shares of 3.6 million shares on February 23, 2024.

Stock Options

The following table sets forth the summary of stock option activity under the Company’s Stock Plans for the years ended December 31, 2023, 2022 and 2021, (shares in thousands):

	2023			2022			2021
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of year	6,994	$6.17		6,824	$5.92		7,007	$5.24
Granted	2,043	4.13		1,352	5.58		1,759	7.18
Forfeited	(336)	5.84		(434)	5.94		(249)	6.41
Expired	(844)	5.44		(194)	5.96		(208)	7.08
Exercised	(57)	1.38		(554)	1.83		(1,485)	3.95
Outstanding, end of year (3)(4)	7,800	5.77	5.9	6,994	6.17	5.5	6,824	5.92	5.6
Vested, end of year (3)	4,744	6.36	4.1	4,754	6.17	4.0	4,733	5.64	4.0
____________________
(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of December 31, 2023, 2022 and 2021, the aggregate intrinsic value of stock options outstanding was $0.1 million, $0.2 million, and $5.9 million, respectively. As of December 31, 2023, 2022 and 2021, the aggregate intrinsic value of vested stock options was $0.0 million, $0.2 million and $5.1 million, respectively.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of December 31, 2023.

The following table presents the total number of shares available for grant under the 2013 Plan for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Available, beginning of year	7,543	4,324	4,037
Stock options granted	(2,043)	(1,352)	(1,759)
RSUs and PSUs granted	(2,113)	(893)	(2,105)
Expired options under Stock Plans	844	194	208
Forfeited options under Stock Plans	336	434	249
Forfeited RSUs under Stock Plans	200	559	501
Shares issued	(75)	(60)	—
Shares repurchased	248	853	137
Newly authorized by Board of Directors	3,541	3,484	3,056
Available, end of year	8,481	7,543	4,324

Fair Value of Stock Options

The fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the years ended December 31, 2023, 2022 and 2021:

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023	2022	2021
Expected life (in years)	6.0	6.0	6.0
Volatility	56%	46%	44%
Dividend yield	—%	—%	—%
Risk-free interest rate	3.8%	2.7%	1.1%

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

The intrinsic value of the vested employee options exercised during the years ended December 31, 2023, 2022, and 2021 was $0.2 million, $1.9 million and $6.6 million, respectively. The weighted-average grant date fair value per share of employee options granted for the years ended December 31, 2023, 2022 and 2021 was $2.30, $2.64 and $3.05, respectively.

As of December 31, 2023, 2022 and 2021, total unrecognized compensation cost related to unvested stock options was $4.6 million, $4.1 million and $3.9 million, respectively. The remaining unrecognized costs are expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.84 years.

Restricted Stock Units

For the year ended December 31, 2023, the Board of Directors granted RSUs under the 2013 Plan for an aggregate of approximately 1.5 million shares of Common Stock to non-employee members of the Board of Directors, officers and employees of the Company. These RSUs vest over periods ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock of $4.02 per share on the date of grant, the aggregate fair value for the shares underlying the RSUs amounted to $6.1 million as of the grant date that is being recognized as compensation cost over the vesting period. Accordingly, compensation expense of $7.4 million was recognized for the year ended December 31, 2023. The unrecognized portion of $5.7 million is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.41 years.

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

The Company granted 0.6 million PSUs on April 3, 2023 at a grant price of $3.93. The Company recognized compensation expense related to PSUs of $1.5 million for the year ended December 31, 2023. The PSUs vest over a weighted-average period of 1.25 years.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation Expense

The aggregate stock-based compensation expense for stock options, RSUs and PSUs for the years ended December 31, 2023, 2022 and 2021 is classified as follows (in thousands):

	2023	2022	2021
Cost of revenues	$1,972	$2,052	$1,474
Sales and marketing	2,844	3,146	3,018
General and administrative	7,706	5,697	5,218
Total	$12,522	$10,895	$9,710

Employee Stock Purchase Plan
At the Annual Meeting of Stockholders held on June 7, 2018, the Company’s stockholders approved the Rimini Street, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the purchase by employees of up to an aggregate of 5.0 million shares of Common Stock. The purchase price per share at which shares are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period). Offering periods will consist of two six-month periods generally commencing twice each calendar year. The purpose of the ESPP is to provide an opportunity for eligible employees of the Company to purchase shares of the Company at a discount through voluntary contributions from such employees’ eligible pay, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such employees and the Company’s stockholders. Through December 31, 2023, no offering period under the ESPP had commenced and no shares of Common Stock have been issued under the ESPP.

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

As of December 31, 2023, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock and were exercisable at $5.64 per share. On October 10, 2022, the Public Warrants and the Private Placement Warrants expired. These warrants aggregated to 14.7 million shares of Common Stock at an exercise price of $11.50 per share.

The Company’s remaining outstanding warrants are currently exercisable. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. A summary of the terms of outstanding warrants and the number of shares of RMNI Common Stock issuable upon exercise, is presented below as of December 31, 2023 and 2022 (in thousands, except per share amounts):

	Issuance Date	Expiration Date		Exercise Price	Number of Shares
Description					2023	2022
Origination Agent Warrant	October 2017	June 2026	(1)	$5.64	3,440	3,440	(2)
_____________________
(1)The expiration date for the Origination Agent Warrant is the earlier to occur of the stated expiration date or the date when the Company experiences a change of control.
(2)The Origination Agent Warrant was issued upon consummation of the Mergers discussed in Notes 1 and 11 and resulted in the elimination of the redemption features associated with two warrants issued in 2016.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law, amending portions of relevant US tax laws. The CARES Act contains changes to corporate taxation, including among other things, adjusting net operating loss (NOL) limitations and carryback rules, refundable AMT credits, bonus depreciation and interest expense limitations. The CARES Act also provided for an Employee Retention Credit, a fully refundable payroll tax credit for certain eligible employers and the ability for all eligible employers to defer payment of the employer share of payroll taxes owed on wages paid for the period ending December 31, 2020. The Company had elected to defer payroll tax payments which totaled $3.2 million. We paid $1.6 million in December 2022 and 2021, respectively, as required under the CARES Act. There was no remaining amount required to be paid as of December 31, 2023.

For the years ended December 31, 2023, 2022 and 2021, income before income tax expense was as follows (in thousands):

	2023	2022	2021
Domestic	$29,299	$(9,012)	$8,255
International	11,933	12,817	11,180
	$41,232	$3,805	$19,435

For the years ended December 31, 2023, 2022 and 2021, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax income before income taxes and total income tax expense recognized in the financial statements was as follows (in thousands):

	2023	2022	2021
Income tax expense at statutory U.S. federal rate	$(8,658)	$(799)	$(4,082)
Income tax (expense) benefit attributable to U.S. states, net	491	53	(2,005)
Permanent differences:
Non-deductible expenses	(116)	(206)	(1,178)
Stock-based compensation	(1,666)	(796)	1,021
Other	543	600	507
Global intangible low taxed income	(40)	(206)	(65)
Foreign rate differential and foreign tax credits	(600)	(868)	(596)
Foreign withholding taxes	(4,679)	(3,495)	(2,910)
Other	(464)	(650)	(600)
Decrease in valuation allowance	16	82	65,692
Total income taxes	$(15,173)	$(6,285)	$55,784

For tax years beginning after January 1, 2018, Global Intangible Low Tax Income (GILTI) requires companies to report income from its foreign subsidiaries that exceeds 10% of the calculated deemed tangible return on its fixed assets. The Company determined the tax effect (before valuation allowance) of the GILTI income inclusion for the year ended December 31, 2023 was $0.2 million.

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

For the years ended December 31, 2023, 2022 and 2021, income tax expense consisted of the following (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023	2022	2021
Current income tax expense:
Federal	$—	$—	$—
State	(282)	(273)	(264)
Foreign	(8,246)	(8,083)	(6,270)
Total current income tax expense	(8,528)	(8,356)	(6,534)
Deferred income tax (expense) benefit:
Federal	(7,477)	1,336	51,542
State	734	155	10,732
Foreign	98	580	44
Total deferred income tax (expense) benefit	(6,645)	2,071	62,318
Total (provision) benefit for income taxes	$(15,173)	$(6,285)	$55,784

As of December 31, 2023 and 2022, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$29,915	$37,752
Deferred revenue	6,585	5,525
Accounts payable and accrued expenses	15,449	12,659
Stock-based compensation	1,442	1,565
Operating lease liabilities	1,999	2,181
Tax credit carryforwards	305	321
Other	2,689	2,158
Foreign deferred assets	2,234	2,097
Business interest carryforwards	12,938	16,298
Gross deferred income tax assets	73,556	80,556
Valuation allowance for deferred income tax assets	(300)	(316)
Net deferred income tax assets	73,256	80,240
Deferred income tax liabilities:
Deferred contract costs	(10,002)	(9,940)
Operating lease right-of-use assets	(733)	(628)
Other	(3,519)	(4,157)
Deferred tax assets, net	$59,002	$65,515

Net deferred tax assets consist of U.S. and foreign net deferred tax assets which are expected to be realized in the future, and that are included in long-term assets in the accompanying consolidated balance sheets. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was a net decrease of $16 thousand and $0.1 million, respectively. The valuation allowance for the year ended December 31, 2023 relates solely to federal foreign tax credits that had expired.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis of all available positive and negative evidence, the Company has determined that a valuation allowance is not required to be recorded on its federal and state deferred tax assets as of December 31, 2023.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the Company has federal net operating tax loss carryforwards of approximately $100.7 million and varying amounts of U.S. state net operating loss carryforwards, totaling $112.7 million, that begin to expire in 2035 and 2025, respectively. As of December 31, 2023, the Company has federal foreign tax credits carryforwards of $0.3 million expiring beginning in 2024.

The Company considers any undistributed foreign subsidiaries’ earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal or state income taxes has been provided. Upon distribution of the foreign earnings in the form of dividends or otherwise, the company could be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2023, the cumulative amount of unremitted earnings of the Company’s foreign subsidiaries was approximately $48.2 million. The unrecognized deferred tax liability for these earnings was approximately $3.7 million, consisting primarily of foreign withholding taxes.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the three months ended December 31, 2023, the Company entered into purchase commitments with a vendor which requires the Company to pay $1.0 million per quarter for three years. At the end of three years, both parties have the right to terminate the agreements. The Company incurred expenses of $1.0 million for the year ended December 31, 2023.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company’s matching contribution to these plans totaled $3.4 million, $3.5 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In July 2020, Oracle filed a motion to show cause with the District Court contending that the Company was in violation of the Rimini I Injunction, and the Company opposed this motion, disputing Oracle’s claims. Following an evidentiary hearing, in January 2022, the District Court found the Company violated the Rimini I Injunction in five instances, awarded sanctions to Oracle of $0.6 million and ordered that certain computer files be quarantined from use and notice and proof of such quarantining be provided to Oracle. The District Court also ruled that Oracle may recover its reasonable attorneys’ fees and costs. The Company reserved all rights, including appellate rights, with respect to the District Court rulings. The Company complied with the order regarding the quarantining of certain computer files.

The Company subsequently appealed the District Court’s January 2022 decision to the Ninth Circuit Court of Appeals (“Court of Appeals”). Briefing on Oracle’s recovery of reasonable attorneys’ fees and costs was stayed by the District Court until the Company’s appeal was resolved.

In August 2023, the Court of Appeals issued its decision on the Company’s appeal of the five items for which the District Court held the Company in contempt, affirming the District Court’s contempt findings on four of the five items and reversing the District Court’s finding of contempt on the fifth item. In addition, the Court of Appeals vacated the District Court’s order to the extent that it read the Rimini I Injunction to prohibit “de minimis” copying, as well as vacated and remanded the sanctions award to the District Court for recalculation in light of its reversal of the contempt finding on the fifth item.

In October 2023, on remand, the District Court filed an order imposing a recalculated award against the Company, reducing the sanctions originally awarded to Oracle by $0.1 million and reimposing the remaining $0.5 million sanctions award. The Company previously paid $0.6 million to Oracle during the year ended December 31, 2022 for the sanctions award, and Oracle reimbursed the Company $0.1 million in November 2023 for the portion of the sanctions award that was reduced. As the Company’s appeal to the Court of Appeals had been resolved, the District Court also established a briefing schedule for Oracle’s bill of reasonable attorneys’ fees and costs relating to this matter.

In November 2023, Oracle filed a motion requesting attorneys’ fees, taxable costs and non-taxable costs totaling approximately $12.2 million relating to the contempt proceedings through September 30, 2023, plus an additional amount to be estimated relating to additional attorneys’ fees and costs incurred during the months of October and November 2023 in preparing the motion, once paid.

In December 2023, Oracle and the Company submitted a joint stipulation and proposed order (the “Stipulation”) with the District Court resolving Oracle’s November 2023 motion. Per the Stipulation, the parties agreed to a resolution of Oracle’s motion upon the Company’s payment of approximately $9.7 million to Oracle no later than December 8, 2023, which amount was paid by the Company on December 7, 2023, rendering Oracle’s November 2023 motion moot. Also per the Stipulation, the parties requested that the District Court consider Oracle’s motion withdrawn and agreed that the Company would forego any remaining appellate rights with respect to this matter. The Company had previously accrued $6.9 million as an estimate related to Oracle’s reasonable attorneys’ fees and costs relating to this matter, which resulted in the Company incurring an incremental expense of $2.8 million for the year ended December 31, 2023.

Accordingly, upon order of the District Court dated December 6, 2023 withdrawing Oracle’s motion and the payment by the Company of the amount described above, all matters relating to the July 2020 contempt proceedings have been resolved. At this time, the Company believes that it is in substantial compliance with the Rimini I Injunction.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In mid-October 2022, Oracle withdrew all of its monetary damages claims against the Company and the Company’s Chief Executive Officer, Chairman of the Board and President, Mr. Ravin in Rimini II and moved to proceed with a bench trial instead of a jury trial for its claims for equitable relief.

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

Following a bench trial that concluded in December 2022, the parties submitted their proposed findings of fact and conclusions of law in Rimini II to the District Court in February 2023.

In July 2023, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by a permanent injunction against the Company (the “Rimini II Injunction”) which, as set forth in detail below, is subject to an administrative stay and is not currently effective. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and J.D. Edwards products, further ordering that the Company was entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, enjoining the Company from making certain statements and prohibiting certain actions in connection with the manner of marketing, selling and providing services to clients of the Oracle products in question as further described below, and on indirect and vicarious copyright infringement claims against the Company’s Chief Executive Officer, Chairman of the Board and President, Mr. Ravin. The District Court denied the Company’s California Unfair Competition Law claim and other declaratory judgment claims.

In late July 2023, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 2023 Rimini II judgment and Injunction. Shortly thereafter, it filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending the Company’s appeal of the Rimini II judgment and Injunction.

In August 2023, the District Court issued an order denying the Company’s emergency motion to stay the Rimini II Injunction pending the Company’s appeal with the Court of Appeals, but it granted an administrative stay of the Rimini II Injunction pending the outcome of a motion to stay to be filed by the Company with the Court of Appeals. Shortly thereafter, the Company filed the separate motion to stay the Rimini II Injunction with the Court of Appeals, asserting that certain provisions of the Rimini II Injunction are vague and overbroad, that the District Court committed legal error, that certain provisions would require the Company to commit criminal acts to comply with its terms, and that the Rimini II Injunction would cause the Company and third parties “irreparable harm,” among other grounds.

In September 2023, the Court of Appeals issued an order holding the Company’s appeal of the District Court’s decision in Rimini II in abeyance pending the District Court’s resolution of a motion filed by Oracle in August 2023 to amend the Rimini II judgment pertaining to an update, technical specification and tool related to Oracle’s EBS software product. The District Court denied Oracle’s motion to amend on January 9, 2024.

On January 18, 2024, the Ninth Circuit issued an order lifting the stay of the Company’s appeal. The Company’s opening brief is due March 4, 2024. Oracle’s answering brief is due April 3, 2024. The Company’s optional reply brief is due within 21 days after service of Oracle’s answering brief. The Ninth Circuit court staff has informed the parties that the three-judge panel would like to hold oral argument on the Company’s appeal on June 5, 2024 in San Francisco, and counsel for Oracle and the Company have confirmed their availability for the argument on that date.

As of the date of this Report, the Court of Appeals has not issued a decision on the Company’s motion to stay the Rimini II Injunction. Accordingly, the Rimini II Injunction, as issued by the District Court, is currently stayed by the District Court, meaning that it is not currently effective. The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product and, if effective, would limit, but not fully prohibit, the support services the Company can provide its clients using Oracle’s PeopleSoft software product.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In November 2023, Oracle filed a motion with the District Court requesting attorneys’ fees and taxable costs of approximately $70.6 million relating to the Rimini II litigation. The Company filed its opposition to Oracle’s motion on February 20, 2024. In its opposition, the Company argued that the District Court should deny Oracle’s motion in its entirety. The Company further argued that, should the District Court award any attorneys’ fees to Oracle, such fees should not exceed $14.5 million. Oracle’s reply is due on March 15, 2024. As of the date of this Report, a decision about whether to award any attorneys’ fees and/or costs to Oracle, and, if so, the amounts, has not been made by the District Court.

Although the Company continues to evaluate its liability and exposure, it does not currently believe that it is probable that an award of attorneys’ fees and costs to Oracle representing a material loss will occur. However, the Company’s judgment on whether a loss is probable, reasonably possible, or remote, and its estimates of probable loss amounts, may differ from actual results due to the inherent uncertainties associated with predicting the outcome of a decision on Oracle’s motion. It is reasonably possible that the District Court could award Oracle attorneys’ fees and costs in an amount that could have a material adverse impact on the Company’s financial position, results of operations and cash flows.

The Rimini II Injunction, if reinstated, would affect certain support services delivered by the Company to clients receiving support for Oracle’s PeopleSoft products and is expected to result in additional future period costs, among other potential impacts. However, these costs are not currently estimatable and are required to be recorded when incurred. Accordingly, the Company has made no associated accrual as of December 31, 2023. Any required changes to how support services are delivered to the Company’s PeopleSoft clients could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 8% of the Company’s total revenue for the year ended December 31, 2023.

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

Liquidated Damages

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $9.3 million and $8.1 million as of December 31, 2023 and 2022, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these consolidated financial statements.

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

In addition, an affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is also a member of the Company’s Board of Directors. As of December 31, 2023, ASP owned approximately 26.3% of the Company’s issued and outstanding shares of Common Stock. In July 2018, ASP acquired 19,209 shares of Series A Preferred Stock and approximately 0.4 million shares of Common Stock issued in the Initial Private Placement for total consideration of approximately $19.2 million, which shares of Series A Preferred Stock were all redeemed by the Company in 2021 on the same terms as the redemption applicable to other holders of Series A Preferred Stock.

NOTE 12 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net (loss) per share of Common Stock for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023	2022	2021
Net income (loss) attributable to common stockholders:
Net income (loss)	$26,059	$(2,480)	$75,219
Return on repurchase of Series A Preferred Stock shares	—	—	(38)
Accretion related to redemption of Series A Preferred Stock	—	—	(13,693)
Make-whole dividends related to redemption of Series A Preferred Stock	—	—	(2,945)
Dividends and accretion related to Series A Preferred Stock:
Cash dividends declared	—	—	(5,839)
PIK dividends declared	—	—	(1,752)
Accretion of discount	—	—	(2,277)
	26,059	(2,480)	48,675
Undistributed earnings using the two-class method	—	—	(3,478)
Net income (loss) attributable to common stockholders	$26,059	$(2,480)	$45,197

	2023	2022	2021
Weighted average number of shares of Common Stock outstanding	89,073	87,672	84,318
Additional shares outstanding if Series A Preferred Stock is converted	—	—	6,489
Total shares outstanding if Series A Preferred Stock is converted to Common Stock	89,073	87,672	90,807
Percentage of shares allocable to Series A Preferred Stock	—%	—%	7.1%

Basic weighted average number of shares of Common Stock outstanding	89,073	87,672	84,318
Dilutive effect:
Warrants	—	—	983
Stock options	11	—	1,899
Performance share units	107	—	—
Restricted stock units	345	—	1,770
Diluted weighted average number of shares of Common Stock outstanding	89,536	87,672	88,970
Net income (loss) per share attributable to Common Stock - basic	$0.29	$(0.03)	$0.54
Net income (loss) per share attributable to Common Stock - diluted	$0.29	$(0.03)	$0.51

For the year ended December 31, 2021, the holders of Series A Preferred Stock were entitled to participate in Common Stock dividends, if and when declared, on a one-to-one per-share basis.

As of December 31, 2023, 2022 and 2021, the following potential Common Stock equivalents were excluded from the computation of diluted net income (loss) per share since the impact of inclusion was anti-dilutive (in thousands):

	2023	2022	2021
Warrants	3,440	3,440	14,688
Stock options	7,718	6,994	2,458
Restricted stock units	601	2,009	248
Performance stock units	—	—	—
Total	11,759	12,443	17,394

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

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2023, 2022 and 2021, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy. As of December 31, 2023, the Company did not have any assets or liabilities that are carried at fair value on a recurring basis.

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to their short-term maturities. Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of capital lease obligations approximates fair value as of the respective balance sheet dates.

Investments

Beginning in 2022, the Company began investing some of its cash and cash equivalents into U.S. Federal agency bonds, U.S. government bonds, U.S. treasury notes and other securities. The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values.

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

Listed below are the cash equivalent and short-term investment balances as of December 31, 2023 (in thousands):

	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Recorded Basis	Cash Equivalents	Short-term Investments
Federal agency bonds	Level 2	$10,491	$44	$10,535	$4,590	$5,945
US treasury notes	Level 2	4,324	55	4,379	498	3,881
		$14,815	$99	$14,914	$5,088	$9,826

Listed below are the cash equivalent and short-term investment balances as of December 31, 2022 (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Recorded Basis	Cash Equivalents	Short-term Investments
Federal agency bonds	Level 2	$15,893	$67	$15,960	$—	$15,960
US government bonds	Level 2	494	5	499	—	499
US treasury notes	Level 2	3,625	31	3,656	—	3,656
Variable note	Level 2	52	—	52	52	—
		$20,064	$103	$20,167	$52	$20,115

Derivatives

On May 18, 2022, the Company entered into an interest rate swap agreement for a notional value of $40.0 million. The derivative was recognized in the accompanying Consolidated Balance Sheets at its estimated fair value as of December 31, 2023. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company’s interest rate swap agreement as of December 31, 2023, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $0.9 million as of December 31, 2023.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss, net of tax, in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

During the year ended December 31, 2023, the Company received interest rate swap payments of $0.8 million, which were recorded as a reduction to interest expense. During the year ended December 31, 2022, the Company incurred net payments of $0.2 million related to the interest swap instrument, which were recorded as interest expense.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification	December 31, 2023	December 31, 2022
Interest rate swap	Deposits and other	$891	$1,402
	Accumulated comprehensive loss	713	1,107

		For the years ended December 31,
Derivative Instrument	Income Statement Classification	2023	2022
Interest rate swap	Interest expense (benefit)	$(843)	$158

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its customers’ contracting entity. The following shows revenues by geographic region for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
United States of America	$219,975	$215,372	$199,811
International	211,521	194,290	174,619
Total revenue	$431,496	$409,662	$374,430

For the year ended December 31, 2023, Japan represented 10% of total revenue. No customers represented more than 10% of revenue for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, the Company had no customers greater than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of December 31, 2023 and 2022, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $4.3 million and $1.8 million, respectively. As of December 31, 2023, the Company had operating lease right of use assets of $3.0 million, $2.0 million and $0.9 million in the United States, India and the rest of the world, respectively. As of December 31, 2022, the Company had operating lease right-of-use assets of $2.6 million, $3.4 million and $1.2 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2023 and 2022, the Company had cash and cash equivalents with a single financial institution for an aggregate of $48.9 million and $44.9 million, respectively. In addition, as of December 31, 2023, the Company had cash and cash equivalents with three other financial institutions totaling $51.7 million. The Company also had $0.4 million of restricted cash as of December 31, 2023. The Company has never experienced any losses related to these balances.

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

Under the supervision of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the control documentation, evaluation of the design effectiveness of controls, testing the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report with respect to the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

During the quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c), except as described below.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears in Part I of this Report under the heading “Information about our Executive Officers.” The remaining information required by this item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2023.

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2023.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185.

The information required by this item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2023.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of May 16, 2017	8-K	001-37397	2.1	May 17, 2017
2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of June 30, 2017	8-K	001-37397	2.1	June 30, 2017
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	10-Q	001-37397	3.2	November 1, 2023
4.1*	Form of Common Stock Certificate of the Registrant	S-4	333-219101	4.5	June 30, 2017
4.2+	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.3*	Form of warrant certificate of the Registrant	S-1	333-203500	4.3	April 17, 2015
4.4*	Warrant Agreement by and between GPIA and Continental Stock Transfer & Trust Company, dated as of May 19, 2015	8-K	001-37397	4.1	June 1, 2015

4.5*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017	S-4	333-219101	4.8	June 30, 2017
4.6*	Registration Rights Agreement, dated July 19, 2018	8-K	001-37397	10.1	July 19, 2018
4.7*	Registration Rights Agreement, dated March 7, 2019	8-K/A	001-37397	10.2	March 12, 2019
4.8*	Amended and Restated Investors’ Rights Agreement, dated October 31, 2016, between Rimini Street, Inc., a Nevada corporation, and certain holders of Rimini Street, Inc.’s, a Nevada corporation’s, capital stock named therein	S-4	333-21910	4.7	June 30, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K	001-37397	10.1	October 16, 2017
10.2*†	Rimini Street, Inc. 2007 Stock Plan, including form agreements under the 2007 Stock Plan	S-4	333-219101	10.19	June 30, 2017
10.3*†	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan	S-4/A	333-219101	10.20	August 9, 2017
10.4*†	Form of RSU Award Agreement under the 2013 Equity Incentive Plan effective February 23, 2021	10-K	001-37397	10.4	March 3, 2021
10.5*†	Form of Notice of Performance Unit Grant and Global Performance Unit Award Agreement under the 2013 Equity Incentive Plan Effective April 1, 2023	8-K	001-37397	10.1	April 6, 2023
10.6*†	Rimini Street, Inc. Executive Incentive Compensation Plan	S-4/A	333-219101	10.52	August 9, 2017
10.7*†	Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin, dated as of January 6, 2017	S-4	333-219101	10.21	June 30, 2017
10.8*†	Amendment dated June 3, 2020 to the Amended and Restated Employment Agreement by and between the Registrant and Seth A. Ravin dated as of January 6, 2017	8-K	001-37397	10.2	June 5, 2020
10.9*†	Second Amendment dated as of April 1, 2023 to Amended and Restated Employment Agreement by and between Rimini Street, Inc. and Seth A. Ravin dated as of January 6, 2017	8-K	001-37397	10.2	April 6, 2023
10.10*†	Offer Letter to Michael Perica dated August 28, 2020	8-K	001-37397	10.1	October 1, 2020
10.11*†	Non-Employee Director Compensation Policy Effective January 1, 2021	8-K	001-37397	10.1	December 23, 2020
10.12*	Rimini Street, Inc. Employee Stock Purchase Plan	8-K	001-37397	10.1	June 8, 2018
10.13*	Credit Agreement dated as of July 2, 2021, by and among Rimini Street, Inc., as borrower, the lenders party thereto and Capital One, National Association, as a lender and as agent for all lenders	8-K	001-37397	10.1	July 8, 2021
10.14*	Guaranty and Security Agreement dated as of July 2, 2021, by and among Rimini Street, Inc., the other grantors named therein, and Capital One, National Association, as agent	8-K	001-37397	10.2	July 8, 2021
10.17*	Amendment No. 1 dated as of July 20, 2021, to that certain Credit Agreement dated as of July 2, 2021 by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	July 21, 2021

10.18*	Amendment No. 2 dated as of January 14, 2022, to that certain Credit Agreement dated as of July 2, 2021, as amended by Amendment No. 1 thereto dated as of July 20, 2021, by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	January 18, 2022
10.17*	Amendment No. 3 dated as of May 31, 2022, to that certain Credit Agreement dated as of July 2, 2021, as amended by Amendment No. 1 thereto dated as of July 20, 2021, and Amendment No. 2 thereto dated as of January 14, 2022, by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	June 1, 2022
10.18*	Amendment No. 4 dated as of February 22, 2023, to that certain Credit Agreement dated as of July 2, 2021, as amended by Amendment No. 1 thereto dated as of July 20, 2021, Amendment No. 2 thereto dated as of January 14, 2022, and Amendment No. 3 thereto dated as of May 21, 2022, by and among Rimini Street, Inc., as borrower, certain subsidiaries of Rimini Street, Inc., as guarantors, the lenders party thereto, Capital One, National Association, as a lender and administrative agent for all lenders, and the financial institutions identified on the signature pages thereto	8-K	001-37397	10.1	February 23, 2023
21.1+	List of subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1+	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2+	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1++	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2++	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
97.1+	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL +	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

RIMINI STREET, INC.

Date: February 28, 2024	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer, Chairman of the Board and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 28, 2024	By:	/s/ Seth A. Ravin
Seth A. Ravin
Chief Executive Officer, Chairman of the Board and President (Principal Executive Officer)

Date: February 28, 2024	By:	/s/ Michael L. Perica
Michael L. Perica
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2024	By:	/s/ Jack L. Acosta
Jack L. Acosta
Director

Date: February 28, 2024	By:	/s/ Steve Capelli
Steve Capelli
Director

Date: February 28, 2024	By:	/s/ Katrinka McCallum
Katrinka McCallum
Director

Date: February 28, 2024	By:	/s/ Robin Murray
Robin Murray
Director

Date: February 28, 2024	By:	/s/ Jay Snyder
Jay Snyder
Director