Form 10-Q
period 2024-03-31
Rimini Street, Inc.
filed 2024-05-02
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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
Yes ☐ No ☑
The registrant had approximately 90,410,000 shares of its $0.0001 par value common stock outstanding as of April 30, 2024.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$129,005	$115,424
Restricted cash	428	428
Accounts receivable, net of allowance of $629 and $656, respectively	78,785	119,430
Deferred contract costs, current	17,215	17,934
Short-term investments	—	9,826
Prepaid expenses and other	22,948	25,647
Total current assets	248,381	288,689
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $19,030 and $18,231, respectively	10,713	10,496
Operating lease right-of-use assets	5,257	5,941
Deferred contract costs, noncurrent	21,769	23,559
Deposits and other	5,506	6,109
Deferred income taxes, net	59,569	59,002
Total assets	$351,195	$393,796
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$5,914	$5,912
Accounts payable	3,612	5,997
Accrued compensation, benefits and commissions	31,005	38,961
Other accrued liabilities	17,959	18,128
Operating lease liabilities, current	4,357	4,321
Deferred revenue, current	229,988	263,115
Total current liabilities	292,835	336,434
Long-term liabilities:
Long-term debt, net of current maturities	62,781	64,228
Deferred revenue, noncurrent	24,318	23,859
Operating lease liabilities, noncurrent	5,815	6,841
Other long-term liabilities	1,758	1,930
Total liabilities	387,507	433,292
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 89,931 and 89,595 shares, respectively	9	9
Additional paid-in capital	170,546	167,988
Accumulated other comprehensive loss	(4,858)	(4,167)
Accumulated deficit	(200,893)	(202,210)
Treasury stock, at cost	(1,116)	(1,116)
Total stockholders' deficit	(36,312)	(39,496)
Total liabilities and stockholders' deficit	$351,195	$393,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$106,745	$105,512
Cost of revenue	42,914	39,343
Gross profit	63,831	66,169
Operating expenses:
Sales and marketing	39,141	34,479
General and administrative	18,401	18,227
Reorganization costs	—	59
Litigation costs and related recoveries:
Professional fees and other costs of litigation	2,926	2,719
Litigation costs and related recoveries, net	2,926	2,719
Total operating expenses	60,468	55,484
Operating income	3,363	10,685
Non-operating income and (expenses):
Interest expense	(1,341)	(1,339)
Other income (expenses), net	964	528
Income before income taxes	2,986	9,874
Income taxes	(1,669)	(4,235)
Net income	1,317	5,639
Other comprehensive income
Foreign currency translation gain (loss)	(991)	139
Derivative instrument and other adjustments, net of tax	300	(775)
Comprehensive income	$626	$5,003

Net income attributable to common stockholders	$1,317	$5,639

Net income per share attributable to common stockholders:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06
Weighted average number of shares of Common Stock outstanding:
Basic	89,754	88,690
Diluted	90,560	89,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended March 31,
	2024	2023
Common Stock, Shares
Beginning of period	89,595	88,517
Exercise of stock options for cash	—	54
Restricted stock units vested	336	312
End of period	89,931	88,883
Total Stockholders' Deficit, beginning of period	$(39,496)	$(77,170)
Common Stock, Amount
Beginning of period	9	9
Exercise of stock options for cash	—	—
Restricted stock units vested	—	—
End of period	9	9
Additional Paid-in Capital
Beginning of period	167,988	156,401
Stock based compensation expense	2,558	1,976
Exercise of stock options for cash	—	72
Restricted stock units vested	—	—
End of period	170,546	158,449
Accumulated Other Comprehensive Loss
Beginning of period	(4,167)	(4,195)
Other comprehensive loss	(691)	(636)
End of period	(4,858)	(4,831)
Accumulated Deficit
Beginning of period	(202,210)	(228,269)
Net income	1,317	5,639
End of period	(200,893)	(222,630)
Treasury Stock	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(36,312)	$(70,119)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,317	$5,639
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,558	1,976
Depreciation and amortization	873	613
Accretion and amortization of debt discount and issuance costs	243	240
Deferred income taxes	(759)	496
Amortization and accretion related to operating right of use assets	1,112	1,147
Changes in operating assets and liabilities:
Accounts receivable	39,763	26,945
Prepaid expenses, deposits and other	3,517	(425)
Deferred contract costs	2,509	1,427
Accounts payable	(2,342)	(2,087)
Accrued compensation, benefits, commissions and other liabilities	(8,422)	(14,844)
Deferred revenue	(29,281)	(12,484)
Net cash provided by operating activities	11,088	8,643
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,172)	(1,029)
Payment for purchases of investments	(7,458)	(7,713)
Proceeds from sale of investments	17,284	8,396
Net cash provided by (used in) investing activities	8,654	(346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Original Credit Facility	(1,688)	(1,125)
Principal payments on capital leases	(87)	(47)
Proceeds from exercise of employee stock options	—	71
Net cash used in financing activities	(1,775)	(1,101)
Effect of foreign currency translation changes	(4,386)	(35)
Net change in cash, cash equivalents and restricted cash	13,581	7,161
Cash, cash equivalents and restricted cash at beginning of period	115,852	109,434
Cash, cash equivalents and restricted cash at end of period	$129,433	$116,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,068	$1,112
Cash paid for income taxes	502	2,794
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$7	$—

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

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on February 28, 2024 (the “2023 Form 10-K”).

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2023 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2024, and operating results for the three months ended March 31, 2024, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2024.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of March 31, 2024, the Company’s current liabilities exceeded its current assets by $44.5 million, and the Company recorded net income of $1.3 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had available cash, cash equivalents and restricted cash of $129.4 million. As of March 31, 2024, the Company’s current liabilities included $230.0 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 40% of the related deferred revenue for the three months ended March 31, 2024.

In 2021, the Company entered into a five-year term loan of $90 million (the “Original Credit Facility”). Annual minimum principal payments over the five-year term for the Original Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company's Original Credit Facility.

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $5.5 million. During the first quarter of 2024, the global economy continued to experience interest rate and inflationary pressures, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 8, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Original Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards will be adopted during fiscal year 2024:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” The guidance expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company will be adopting this guidance for the year ending December 31, 2024 and is still assessing the impact on the disclosures to its Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Deferred contract costs, current and noncurrent, as of the beginning of period	$41,493	$40,726
Capitalized commissions during the period	2,504	3,162
Amortized deferred contract costs during the period	(5,013)	(4,589)
Deferred contract costs, current and noncurrent, as of the end of period	$38,984	$39,299

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Deferred revenue, current and noncurrent, as of the beginning of period	$286,974	$299,921
Billings, net	74,077	92,972
Revenue recognized	(106,745)	(105,512)
Deferred revenue, current and noncurrent, as of the end of period	$254,306	$287,381

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of March 31, 2024, remaining performance obligations amounted to $556.9 million, of which $254.3 million was billed and recorded as deferred revenue. As of March 31, 2023, remaining performance obligations amounted to $556.1 million, of which $287.4 million was billed and recorded as deferred revenue.

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period. The Company expects to recognize revenue on approximately $230.0 million of the billed remaining performance obligations over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued sales and other taxes	$7,158	$7,963
Accrued professional fees	4,351	3,551
Current maturities of capital lease obligations	367	360
Income taxes payable	968	1,771
Accrued litigation settlement costs	82	82
Other accrued expenses	5,033	4,401
Total other accrued liabilities	$17,959	$18,128

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Original Credit Facility	$68,695	$70,140
Less current maturities	(5,914)	(5,912)
Long-term debt, net of current maturities	$62,781	$64,228

For the three months ended March 31, 2024 and 2023, the Company made quarterly principal payments under the Original Credit Facility totaling $1.7 million and $1.1 million, respectively.

In February 2023, the Company amended its Original Credit Facility. The amendment implemented, among other things, certain changes in the reference rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). As of February 28, 2023, the Company has a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate (as defined in the Original Credit Facility), in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement and is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%).

For the three months ended March 31, 2024 and 2023, the average interest rate on the Original Credit Facility was 7.20% and 6.31%, respectively.

The fair value of the Original Credit Facility was $73.5 million (Level 2 inputs) as of March 31, 2024 compared to the carrying value of $70.6 million as of March 31, 2024. The fair value of the Original Credit Facility was $73.1 million (Level 2 inputs) as of December 31, 2023 compared to the carrying value of $72.3 million as of December 31, 2023.

The Original Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. Annual minimum principal payments over the five-year term for the Original Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

Pursuant to a Guaranty and Security Agreement, dated July 2, 2021 (the “Guaranty and Security Agreement”), among the Credit Parties and Capital One, National Association, as agent, the obligations under the Original Credit Facility are guaranteed by certain of the Company’s subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”) and are secured, subject to customary permitted liens and exceptions, by a lien on substantially all assets of the Credit Parties.

On May 18, 2022, the Company entered into an interest rate swap agreement with a notional value of $40.0 million, with a fixed payer LIBOR rate of 2.9935% and an initial floating LIBOR rate of 0.93557%. The floating rate is reset at each month

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

end and had an embedded floor rate of 0.0%. The term of the interest rate swap agreement coincides with that of the Original Credit Facility. See Note 11 for further information regarding the fair value accounting for the interest rate swap agreement. Effective February 28, 2023, the interest rate swap agreement was amended in connection with the amendment of the Original Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR.

In May 2022, the Company also amended the Original Credit Facility to increase the aggregate value of the Common Stock shares that can be repurchased by the Company to $50 million during the term of the Original Credit Facility.

In July 2021, the Company received $89.3 million of net proceeds pursuant to the Original Credit Facility. The borrowings under the Original Credit Facility were discounted at 0.375%. As part of the transaction, the Company incurred issuance costs of $4.2 million, which were capitalized and are being amortized over the term of the Original Credit Facility.

Based on voluntary prepayments made to date under the Original Credit Facility, the Company currently has $40 million in incremental borrowings available for future use, subject to the terms of the Original Credit Facility.

Subsequent Event

On April 30, 2024, the Company refinanced its Original Credit Facility, which had an outstanding principal balance of $70.9 million, with a new five-year senior secured credit facility (“2024 Credit Facility”) consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. For the term loan, the Company has a choice of interest rates between (a) SOFR and (b) a Base Rate (as defined in the 2024 Credit Facility), in each case plus an applicable margin. The applicable margin is based on the Company’s Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether the Company elects SOFR (ranging from 2.75% to 3.5%) or Base Rate (ranging from 1.75% to 2.5%). The revolving line of credit bears interest on the unused portion of the credit line at rates of 25 to 40 basis points, depending on the Company’s Consolidated Total Leverage Ratio. Annual minimum principal payments over the five-year term for the 2024 Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the original term.

Pursuant to a Guaranty and Security Agreement, dated April 30, 2024, among the Credit Parties and Capital One, National Association, as agent (the “2024 Guaranty and Security Agreement”), the obligations under the 2024 Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured, subject to customary permitted liens and exceptions, by a lien on substantially all assets of the Credit Parties. Copies of the 2024 Credit Facility and the 2024 Guaranty and Security Agreement are filed as Exhibits 10.1 and 10.2, respectively, to this Report, the terms of which are incorporated herein by reference.

Effective April 30, 2024, the interest rate swap agreement was amended in connection with the 2024 Credit Facility to match the new five-year term.

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Original Credit Facility:
Interest expense	$1,081	$1,078
Accretion expense related to discount and issuance costs	243	240
Interest on finance leases	17	21
	$1,341	$1,339

For the three months ended March 31, 2024 and 2023, interest expense included a reduction related to interest rate swap payments received of $0.2 million and $0.2 million, respectively.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Retired

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 28, 2022, the Board of Directors authorized an increase to the Company’s previously announced Common Stock repurchase program to increase the value of the shares that could be acquired by the Company from up to $15.0 million over two years to up to $50.0 million over four years, subject to compliance with the Company’s Original Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

On February 27, 2022, the Board of Directors approved the adoption of a stock repurchase program to acquire up to $15.0 million of the Company’s Common Stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, through March 4, 2024, subject to compliance with the Company's Original Credit Facility, which was amended effective January 14, 2022 to increase the aggregate value of the shares of Common Stock that could be acquired by the Company to no greater than $15.0 million during the term of the Original Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

During the three months ended March 31, 2024 and 2023, the Company did not acquire any shares of its Common Stock on the open market.

Stock Plans

The Company’s stock plans consist of the 2007 Stock Plan (the “2007 Plan”) and the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). The 2007 Plan and the 2013 Plan are collectively referred to as the “Stock Plans”. On February 23, 2024, pursuant to the “evergreen” provisions of the 2013 Plan, the Board of Directors authorized an increase of approximately 3.6 million shares available for grant under the 2013 Plan.

On March 31, 2023, the Company’s Board of Directors, approved the Company’s 2023 Long-Term Incentive Plan (the “2023 LTI Plan”), consisting of awards of performance units (“PSUs”), restricted stock units (“RSUs”) and stock options to purchase shares of the Company’s Common Stock under the terms of the Company’s 2013 Plan, as amended, effective April 3, 2023.

For additional information about the Stock Plans, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the three months ended March 31, 2024.

Performance Units

The PSUs awarded under the 2023 LTI Plan (the “Target PSUs”) were measured over a performance period beginning on January 1, 2023 and ending on December 31, 2023 (the “Performance Period”), but will remain subject to a continued service-based vesting requirement. Half of the PSUs awarded are eligible to vest based on the Company’s achievement against a target adjusted EBITDA goal for fiscal year 2023, and the remaining half of the PSUs awarded will be eligible to vest based on the Company’s achievement against a target total revenue goal for fiscal year 2023. The ultimate number of PSUs that may vest (as calculated, the “Earned PSUs”) range from zero to 200% of the Target PSUs. The Earned PSUs under the April 3, 2023 grant were earned at 151%. Under the terms of the 2023 LTI Plan, the Earned PSUs will vest in equal annual installments on the first, second and third anniversaries of the Date of Grant, generally subject to the awardee continuing to be a Service Provider through the applicable vesting date.

The Company granted no PSUs for the three months ended March 31, 2024. The Company recognized compensation expense related to PSUs of $0.6 million for the three months ended March 31, 2024. As of March 31, 2024, the unrecognized expense of $1.3 million net of forfeitures is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 1 year.

Restricted Stock Units

For the three months ended March 31, 2024, the Board of Directors granted RSUs under the 2013 Plan to employees for an aggregate of approximately 0.2 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $3.12 per share, the aggregate fair value for the shares underlying the RSUs amounted to $0.8 million as of the grant date that will be recognized as compensation cost over the vesting period.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023, the Company recognized compensation expense related to RSUs of approximately $1.2 million and $1.4 million, respectively. As of March 31, 2024, the unrecognized expense of $4.6 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.4 years.

Stock Options

For the three months ended March 31, 2024, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.2 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the three months ended March 31, 2024 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2023	7,800	$5.77	5.9
Granted	184	3.11
Forfeited	(108)	5.29
Expired	(406)	5.35
Outstanding, March 31, 2024 (3)(4)	7,470	5.73	6.0
Vested, March 31, 2024 (3)	4,729	6.38	4.4

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire in years.
(3)As of March 31, 2024, the aggregate intrinsic value of all stock options outstanding was $0.1 million. As of March 31, 2024, the aggregate intrinsic value of vested stock options was $5 thousand.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of March 31, 2024.

The aggregate fair value of approximately 0.2 million stock options granted for the three months ended March 31, 2024 amounted to $0.4 million, or $1.92 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the three months ended March 31, 2024, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	64%
Dividend yield	0%
Risk-free interest rate	4.06%
Fair value per share of Common Stock on date of grant	$3.11

As of March 31, 2024 and December 31, 2023, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $4.0 million and $4.6 million, respectively. As of March 31, 2024, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.8 years.

Shares Available for Grant

The following table presents activity affecting the total number of shares available for grant under the 2013 Plan for the three months ended March 31, 2024 (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available, December 31, 2023	8,481
Newly authorized by Board of Directors	3,584
Stock options granted	(184)
RSUs and PSUs granted	(248)
Expired options under Stock Plans	406
Forfeited options under Stock Plans	108
Forfeited RSUs under Stock Plans	136
Available, March 31, 2024	12,283

Stock-Based Compensation Expense

Stock-based compensation expense attributable to RSUs and stock options is classified as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$515	$413
Sales and marketing	405	458
General and administrative	1,638	1,105
Total	$2,558	$1,976

Warrants

As of March 31, 2024, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. For additional information about these warrants, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K.

NOTE 7 — INCOME TAXES

For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was 55.9% and 42.9%, respectively. The Company’s income tax expense was primarily attributable to earnings in the foreign jurisdictions subject to income taxes and foreign withholding taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended March 31, 2024 and 2023.

For additional information about income taxes, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the fourth quarter of 2023, the Company entered into purchase commitments with a vendor which requires the Company to pay $12.0 million over three years. At the end of three years, both parties have the right to terminate the agreements. As of March 31, 2024, there was $11.0 million remaining to be paid.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended March 31, 2024 and 2023, the Company’s matching contributions to these plans totaled $0.9 million and $0.8 million, respectively.

Rimini I Litigation

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2020, Oracle filed a motion to show cause with the District Court contending that the Company was in violation of the Rimini I Injunction, and the Company opposed this motion, disputing Oracle’s claims. After completion of an evidentiary hearing in September 2021, findings and order by the District Court in January 2022 and a subsequent appeal by the Company to the Ninth Circuit Court of Appeals (“Court of Appeals”), the final outcome of the proceedings, which were resolved in October 2023 on remand to the District Court, was a finding that the Company had violated the Rimini I Injunction in four instances, entitling Oracle to $0.5 million in sanctions (representing a $0.1 million adjustment to the $0.6 million sanctions award originally paid by the Company to Oracle in January 2022). In addition, the Company complied with the District Court’s January 2022 order to quarantine certain computer files and provide proof of such quarantining to Oracle. Oracle reimbursed the Company $0.1 million in November 2023 for the portion of the sanctions award that was reduced on appeal.

In its January 2022 findings and order, the District Court also ruled that Oracle could recover its reasonable attorneys’ fees and costs relating to the Rimini I Injunction Proceedings. In December 2023, the District Court accepted a joint stipulation between Oracle and the Company (the “Stipulation”) resolving the issue of Oracle’s recovery of attorneys’ fees and costs upon the Company’s payment of approximately $9.7 million to Oracle. Also per the Stipulation, the Company agreed that it would forego any remaining appellate rights with respect to this matter.

As a result of the Stipulation and the subsequent payment by the Company of the amount described above, all matters relating to the Rimini I Injunction Proceedings have been resolved. At this time, the Company believes that it is in substantial compliance with the Rimini I Injunction.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The District Court entered an order on October 24, 2022, dismissing with prejudice Oracle’s claims in Rimini II “for monetary relief of any kind under any legal theory[,] including but not limited to claims for damages, restitution, unjust enrichment, and engorgement. . . .” In addition, Oracle’s claims for breach of contract, inducing breach of contract and an accounting, were dismissed with prejudice, meaning that the claims (including for monetary damages) were dismissed on their merits and the judgment rendered is final. Prior to the date of the District Court’s order dismissing with prejudice all of Oracle’s claims for monetary relief, no damages of any kind were awarded by the District Court in Rimini II. The parties each reserved the right to seek or object to any attorneys’ fees and/or costs to the extent permissible by law.

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

In late July 2023, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 2023 Rimini II judgment and Injunction. Shortly thereafter, the Company filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending the Company’s appeal of the Rimini II judgment and Injunction.

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

On January 18, 2024, the Ninth Circuit issued an order lifting the stay of the Company’s appeal. As of the date of this Report, the appeal is fully briefed before the Ninth Circuit, and a three-judge panel will hold oral argument on the Company’s appeal on June 5, 2024.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2023, Oracle filed a motion with the District Court requesting attorneys’ fees and taxable costs of approximately $70.6 million relating to the Rimini II litigation. The Company filed its opposition to Oracle’s motion on February 20, 2024. In its opposition, the Company argued that the District Court should deny Oracle’s motion in its entirety. The Company further argued that, should the District Court award any attorneys’ fees to Oracle, such fees should not exceed $14.5 million. Following Oracle’s filing of a reply brief on March 15, 2024, the matter is under consideration for determination by the District Court. As of the date of this Report, a decision about whether to award any attorneys’ fees and/or costs to Oracle, and, if so, the amounts, has not been made by the District Court.

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

If the Rimini II Injunction becomes effective in its current form, it likely would impact the Company’s delivery of PeopleSoft support services to clients in the future. However, the associated costs are not currently estimatable and are required to be recorded when incurred. Accordingly, the Company has made no accrual as of March 31, 2024. Any required changes to how support services are delivered to the Company’s PeopleSoft clients could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 8% of the Company’s total revenue for the three months ended March 31, 2024.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $8.3 million and $9.3 million as of March 31, 2024 and December 31, 2023, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of March 31, 2024, ASP owned approximately 26.2% of the Company’s issued and outstanding shares of Common Stock.

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

For the three months ended March 31, 2024 and 2023, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Income attributable to common stockholders:
Net income	$1,317	$5,639

	Three Months Ended March 31,
	2024	2023
Weighted average number of shares of Common Stock outstanding:
Basic	89,754	88,690
Stock options	—	49
PSUs	386	—
RSUs	420	322
Diluted	90,560	89,061
Net income per share attributable to common stockholders:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06

The following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
RSUs and PSUs	483	800
Stock options	7,473	6,968
Warrants	3,440	3,440
Total	11,396	11,208

NOTE 11 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. Additional information on fair value measurements is included in Note 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer.

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

During the three months ended March 31, 2024, the Company transferred its investments in U.S. Federal agency bonds and U.S. treasury notes into other highly liquid interest-earning investments with maturities of less than three months. All of the Company’s investments as of March 31, 2024 are classified as cash equivalents.

Listed below are the cash equivalent and investment balances as of December 31, 2023 (in thousands):

	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Recorded Basis	Cash Equivalents	Short-term Investments
Federal Agency Bonds	Level 2	$10,491	$44	$10,535	$4,590	$5,945
US Treasury notes	Level 2	4,324	55	4,379	498	3,881
		$14,815	$99	$14,914	$5,088	$9,826

Derivatives

On May 18, 2022, the Company entered into an interest rate swap agreement for a notional value of $40.0 million. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of March 31, 2024. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company's interest rate swap agreement as of March 31, 2024, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $1.3 million as of March 31, 2024.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The Company received interest swap payments of $0.2 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively, which were recorded as a reduction to interest expense.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instrument	Balance Sheet Classification	March 31, 2024	December 31, 2023
Interest rate swap	Deposits and other	$1,275	$891
	Accumulated other comprehensive loss	1,013	713
		Three Months Ended March 31,
Derivative Instrument	Income Statement Classification	2024	2023
Interest rate swap	Interest expense (benefit)	$(241)	$(157)

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entities. The following table shows revenues by geographic region (in thousands):

	Three Months Ended March 31,
	2024	2023
United States of America	$53,808	$53,433
International	52,937	52,079
Total	$106,745	$105,512

For the three months ended March 31, 2024, Japan represented 10% of total revenue. No clients represented more than 10% of revenue for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, no clients accounted for more than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of March 31, 2024 and December 31, 2023, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $4.2 million and $4.3 million respectively. As of March 31, 2024, the Company had operating lease right-of-use assets of $2.8 million, $1.6 million and $0.9 million in the United States, India and the rest of the world, respectively. As of December 31, 2023, the Company had operating lease right-of-use assets of $3.0 million, $2.0 million and $0.9 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2024 and December 31, 2023, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $48.4 million and $48.9 million, respectively. In addition, as of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents with three other single financial institutions of $59.3 million and $51.7 million, respectively. As of March 31, 2024 and December 31, 2023, the Company had restricted cash of $0.4 million. The Company has never experienced any losses related to these balances.

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

NOTE 12 - LEASES

The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days’ notice with a penalty. The Company’s leases have various remaining lease terms ranging from April 2024 to January 2029. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company’s lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of March 31, 2024, the Company did not have any additional material operating leases that had not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense related to ROU assets and liabilities	$1,112	$1,147
Other lease expense	113	48
Total lease expense	$1,225	$1,195

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	March 31, 2024	December 31, 2023
Operating lease right-of-use assets, noncurrent	$5,257	$5,941

	March 31, 2024	December 31, 2023
Operating lease liabilities, current	$4,357	$4,321
Operating lease liabilities, noncurrent	5,815	6,841
Total operating lease liabilities	$10,172	$11,162

Weighted Average Remaining Lease Term	Years
Operating leases	2.69
Weighted Average Discount Rate
Operating leases	9.6%

Maturities of operating lease liabilities as of March 31, 2024 were as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year Ending March 31,
2025	$5,095
2026	3,228
2027	2,486
2028	359
2029	307
Thereafter	—
Total future undiscounted lease payments	11,475
Less imputed interest	(1,303)
Total	$10,172

For the three months ended March 31, 2024 and 2023, the Company paid $1.4 million and $1.1 million, respectively, for operating lease liabilities.

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
•the impact of the debt service obligations and financial and operational covenants under both our Original Credit Facility and our 2024 Credit Facility on our business and related interest rate risk;
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

Overview

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes to those statements included in Part I, Item 1 of this Report, and our Audited Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of our 2023 Form 10-K.

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

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. Also the costs associated with running and supporting these systems, system failure and downtime, security exposure, system integration and monitoring, and maintaining the tax, legal and regulatory compliance of these software systems have each contributed to increases in both actual spend and as a percentage of the typical full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business. The majority of our revenue through March 31, 2024, was generated from our support solutions.

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

In addition to our support services, we also offer a breadth of enterprise software support, products and services through our full portfolio of solutions at an additional fee that is calculated based on a variety of factors and metrics. Our solutions are designed to meet specific client needs and are designed to provide what we believe is exceptional value and return for the fees charged. For more details about our Solutions Portfolio, please see Item 1 “Business” included in Part I of our 2023 Form 10-K.

    As of March 31, 2024, we employed over 2,130 professionals and supported approximately 3,040 active clients globally, including 70 Fortune 500 companies and 18 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. For the three months ended March 31, 2024 and 2023, we generated revenue of $106.7 million and $105.5 million, respectively, representing an increase of 1%. During the three months ended March 31, 2024, we recorded net income of $1.3 million, and as of March 31, 2024, we had an accumulated deficit of $200.9 million. Approximately 50% and 51% of our revenue was generated in the United States for the three months ended March 31, 2024 and 2023, respectively. Approximately 50% and 49% of our revenue was generated in foreign jurisdictions for the three months ended March 31, 2024 and 2023, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Global Economic Uncertainty

We have experienced some clients not renewing our services due to the adverse impact on their businesses from current global economic uncertainty, as well as by the economic disruption continuing to be caused by the Israel-Hamas conflict, the Russian invasion of Ukraine in early 2022 and recent political and trade turmoil with China, amongst other global challenges. While we do not physically operate in Russia, the Ukraine or in mainland China, we do have operations in Israel. These global events, together with inflationary pressures, have negatively impacted the global economy, causing the U.S. Federal Reserve to raise interest rates in 2022. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of economic disruptions described above had a significant net impact on our revenue or results of operations during the three months ended March 31, 2024.

The extent to which rising inflation, interest rate increases, continuing global economic and geopolitical uncertainty impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict, including continued governmental and business actions in response to increasing global economic and geopolitical uncertainty. As such, the effects of rising inflation, interest rate increases and other negative impacts on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

Recent Developments

Reference is made to Notes 5 and 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of recent developments regarding our 2024 Credit Facility and litigation with Oracle.

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of March 31, 2024 and 2023, we had approximately 3,040 and 3,000 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of March 31, 2024 and 2023, we had over 1,530 and 1,500 unique clients, respectively.

    The increases in both our active and unique client counts have been a combination of new unique client wins as well as cross-sales of new support, products and services to existing clients. As noted previously, we intend to focus future growth on both new and existing clients. We believe that the growth in our number of clients is an indication of the increased adoption of our enterprise software products and services.

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

    Our annualized recurring revenue was $416 million and $408 million as of March 31, 2024 and 2023, respectively. We believe the sequential increase in annualized recurring revenue demonstrates a growing client base, which is an indicator of stability in future subscription revenue.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 89% and 92% for the 12 months ended March 31, 2024 and 2023, respectively. The decline in our revenue retention rate for the 12 months ended March 31, 2024 was due to attrition during the trailing twelve months, as certain clients did not renew specific subscriptions; however, in some cases these clients maintained or added subscriptions for other products and services. Our net billings during the three months ended March 31, 2024 declined $18.9 million compared to the three months ended March 31, 2023 primarily because we were unable to increase new client invoicing to offset the loss of some larger contracts.

Gross profit margin

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 59.8% and 62.7% for the three months ended March 31, 2024 and 2023, respectively. While the gross profit margin declined for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to our investments, we continue to drive efficiency and effectiveness while supporting our clients.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

Our consolidated statements of operations for the three months ended March 31, 2024 and 2023, are presented below (in thousands):

	Three Months Ended March 31,		Variance
	2024	2023	Amount	Percent
Revenue	$106,745	$105,512	$1,233	1.2%
Cost of revenue:
Employee compensation and benefits	27,783	25,138	2,645	10.5%
Engineering consulting costs	6,463	6,677	(214)	(3.2)%
Administrative allocations (1)	4,039	3,732	307	8.2%
All other costs	4,629	3,796	833	21.9%
Total cost of revenue	42,914	39,343	3,571	9.1%
Gross profit	63,831	66,169	(2,338)	(3.5)%
Gross profit margin	59.8%	62.7%
Operating expenses:
Sales and marketing	39,141	34,479	4,662	13.5%
General and administrative	18,401	18,227	174	1.0%
Reorganization costs	—	59	(59)	(100.0)%
Litigation costs and related recoveries, net	2,926	2,719	207	7.6%
Total operating expenses	60,468	55,484	4,984	9.0%
Operating income	3,363	10,685	(7,322)	(68.5)%
Non-operating income and (expenses):
Interest expense	(1,341)	(1,339)	(2)	0.1%
Other income (expenses), net	964	528	436	82.6%
Income before income taxes	2,986	9,874	(6,888)	(69.8)%
Income taxes	(1,669)	(4,235)	2,566	(60.6)%
Net income	$1,317	$5,639	$(4,322)	(76.6)%

-
(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue increased from $105.5 million for the three months ended March 31, 2023 to $106.7 million for the three months ended March 31, 2024, an increase of $1.2 million or 1%. The increase was driven by an 2% increase in the average number of unique clients from 1,509 for the three months ended March 31, 2023 to 1,535 for the three months ended March 31, 2024. On a geographic basis, United States revenue grew from $53.4 million for the three months ended March 31, 2023 to $53.8 million for the three months ended March 31, 2024, an increase of $0.4 million or 1%. Our international revenue grew from $52.1 million for the three months ended March 31, 2023 to $52.9 million for the three months ended March 31, 2024, an increase of $0.9 million or 2%.

    Cost of revenue. Cost of revenue increased from $39.3 million for the three months ended March 31, 2023 to $42.9 million for the three months ended March 31, 2024, an increase of $3.6 million or 9%. The key drivers related to the cost of revenue increase were a $2.6 million increase in employee compensation and benefits to support an average headcount increase of 22%, a $0.3 million increase in administrative allocations and a $0.8 million increase in all other costs. These cost increases were offset by a $0.2 million decrease in engineering consulting costs.

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

    Gross profit. Gross profit decreased from $66.2 million for the three months ended March 31, 2023 to $63.8 million for the three months ended March 31, 2024, a decrease of $2.3 million or 4%. Gross profit margin for the three months ended March 31, 2023 was 62.7% compared to 59.8% for the three months ended March 31, 2024. For the three months ended March 31, 2024, the total cost of revenue increased by 9%, primarily due to an increase in average headcount of 22% compared to an increase in revenue of 1% for the three months ended March 31, 2024. As a result, our gross profit margin declined by 290 basis points period over period. We expect margin pressures in the short-term as we invest in our new offerings.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 37% and 33% for the three months ended March 31, 2024 and 2023, respectively. In dollar terms, sales and marketing expenses increased from $34.5 million for the three months ended March 31, 2023 to $39.1 million for the three months ended March 31, 2024, an increase of $4.7 million or 14%. This increase was primarily due to an increase in travel and entertainment costs of $4.4 million, primarily related to a sales training event held in January 2024. In addition, we incurred an increase in employee compensation and benefits of $0.7 million and an increase of administrative allocations and all other costs of $0.6 million. These increases were offset by declines in marketing and advertising costs of $0.7 million and contract labor of $0.5 million. We will continue to seek to accelerate our future revenue growth by investing in more resources.

The $0.7 million increase in sales and marketing expense attributable to employee compensation and benefits for the three months ended March 31, 2024 was primarily due to an increase in salaries, wages and benefits of $0.6 million and commissions of $0.5 million offset by decreases in bonuses and all other compensation of $0.4 million.

    General and administrative expenses. General and administrative expenses increased from $18.2 million for the three months ended March 31, 2023 to $18.4 million for the three months ended March 31, 2024, an increase of $0.2 million or 1%. This increase was comprised of several items, which included an increase in salaries, wages, bonuses and benefits of $0.6 million, an increase in computer supplies and licenses of $0.4 million and an increase in travel and entertainment costs of $0.3 million. These incremental expenses were offset by a decline in other tax costs of $0.5 million, a decline in professional service costs of $0.5 million and a decline of recruitment costs of $0.3 million.
Looking forward on a quarter-over-quarter basis, we are monitoring the demand for our services in light of current global economic conditions and will adjust our expenditures accordingly. However, we expect to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity. Our company costs that are expected to increase in the future include costs relating to additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, we expect our general and administrative expenses to increase in dollar terms in future periods.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Professional fees and other costs of litigation	$2,926	$2,719	$207
Litigation costs and related recoveries, net	$2,926	$2,719	$207

    Professional fees and other costs associated with litigation increased from $2.7 million for the three months ended March 31, 2023 to $2.9 million for the three months ended March 31, 2024, an increase of $0.2 million. This increase was primarily due to costs incurred for our appeal preparation of the Rimini II decision with the Ninth Circuit on June 5, 2024.

There were no insurance costs and related recoveries, net incurred for either the three months ended March 31, 2023 or for the three months ended March 31, 2024. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II. However, please refer to the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for further information.

    Interest expense. Interest expense was $1.3 million for both the three months ended March 31, 2023 and the three months ended March 31, 2024. Interest expense slightly increased primarily due to rising interest rates on our five-year Original Credit Facility, which increased from an average interest rate of 6.3% for the three months ended March 31, 2023 to an average interest rate of 7.2% for the three months ended March 31, 2024. These rising interest rates were offset, in part, by a reduction of interest costs during the three months ended March 31, 2024, due to a net year over year increase in payments received from our interest rate swap of $0.1 million.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended March 31, 2024, net other income of approximately $1.0 million was comprised primarily of gains from cash equivalents and investments. For the three months ended March 31, 2023, net other expenses of approximately $0.5 million was comprised primarily of gains from cash equivalents and investments of $0.9 million which were offset, in part, by foreign exchange losses of approximately $0.4 million.

    Income tax expense. We had an income tax expense of $4.2 million for the three months ended March 31, 2023 compared to an income tax expense of $1.7 million for the three months ended March 31, 2024. For the three months ended March 31, 2024, the primary reason for the decrease in income tax expense was due to a decrease of income before taxes of $6.9 million in the current year period compared to the prior year period as well as a decrease in foreign withholding taxes.

Liquidity and Capital Resources

Overview

    As of March 31, 2024, we had a working capital deficit of $44.5 million and an accumulated deficit of $200.9 million. For the three months ended March 31, 2024, we recorded net income of $1.3 million. As of March 31, 2024, we had available cash, cash equivalents and restricted cash of $129.4 million.

On April 30, 2024, we refinanced our Original Credit Facility, which had an outstanding principal balance of $70.9 million, with a new five-year senior secured credit facility (“2024 Credit Facility”) consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. On that date, we had outstanding term loan borrowings under our 2024 Credit Facility of $75.0 million. In addition, we had availability of $35.0 million under our new revolving line of credit. We have a choice of interest rates under the 2024 Credit Facility between (a) SOFR and (b) Base Rate, in each case plus an applicable margin. The applicable margin remains the same as the Original Credit Facility and is based on our Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether we elect SOFR (ranging from 2.75% to 3.50%) or a Base Rate (ranging from 1.75% to 2.5%). Interest on the unused portion of the revolving credit line is at rates of between 25 to 40 basis points, depending on our Consolidated Total Leverage Ratio. Annual minimum principal payments over the five-year term for the 2024 Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the original term.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our Original Credit Facility.

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $230.0 million that is included in current liabilities as of March 31, 2024. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 40% of the related deferred revenue based on our gross profit percentage of 60% for the three months ended March 31, 2024.

    For the next year, assuming that our operations are not significantly impacted by rising inflation, interest rate increases, other global economic or geopolitical uncertainties, or the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, we believe that cash, cash equivalents and restricted cash of $129.4 million as of March 31, 2024, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations. Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements.

Alternatively, we may also consider reducing amounts outstanding under our 2024 Credit Facility to minimize our exposure to rising interest rates. If interest rates continue to increase as expected and adverse economic changes occur, we may not be able to access credit on terms favorable to us, impacting our ability to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our 2024 Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

    For the three months ended March 31, 2024, we generated cash flows from our operating activities of approximately $11.1 million, which was derived from net income of $1.3 million as well as adjustments to reconcile net income to net cash of approximately $4.0 million and a favorable change in operating assets and liabilities of approximately $5.7 million. We believe that our operating cash flows for the year ending December 31, 2024 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$11,088	$8,643
Investing activities	8,654	(346)
Financing activities	(1,775)	(1,101)

The effect of foreign currency translation was unfavorable by $4.4 million and $35 thousand for the three months ended March 31, 2024 and 2023, respectively, due to unfavorable foreign exchange impacts related to foreign cash. For the three months ended March 31, 2024, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where we operate. The unfavorable foreign currency impact was primarily related to our foreign cash held in Japan as the Japanese yen weakened significantly against the U.S. dollar.

Cash Flows Provided by Operating Activities

    As clients typically prepay us annually for the services which we will provide over the following year or longer, we typically collect cash in advance of the date when the vast majority of the related services are provided.

    For the three months ended March 31, 2024, cash flows provided by operating activities amounted to approximately $11.1 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2024, included net income of $1.3 million and adjustments to reconcile net income to net cash totaling $4.0 million, as well as favorable changes in operating assets and liabilities of $5.7 million, resulting in net cash provided by operating activities of $11.1 million.

For the three months ended March 31, 2024, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $2.6 million, amortization and accretion related to operating lease ROU assets of $1.1 million, depreciation and amortization expense of $0.9 million and accretion and amortization of debt discount and issuance costs of $0.2 million. These favorable items were offset by deferred income taxes of $0.8 million. For the three months ended March 31, 2024, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $39.8 million, prepaid expenses, deposits and other assets of $3.5 million and deferred contract costs of $2.5 million. The favorable change to accounts receivable was a result of collecting $116.7 million during the three months ended March 31, 2024 which was offset by billings, net of $74.1 million during the three months ended March 31, 2024. As a result, our days sales outstanding for accounts receivable was 97 days as of March 31, 2024. The favorable change in deferred contract costs was due to capitalizing $2.5 million of commissions and amortizing $5.0 million of deferred contract costs during the three months ended March 31, 2024.

Offsetting these favorable changes were unfavorable changes to accrued liabilities of $8.4 million, deferred revenue of $29.3 million and accounts payable of $2.3 million. The unfavorable use of cash for accrued liabilities related primarily to paying incremental compensation related to bonuses and commissions of $8.1 million during the current period. Regarding the use of cash for deferred revenue, it was due to recognizing $106.7 million in revenue for the current period, which was offset by recording billings, net of $74.1 million during the current period.

For the three months ended March 31, 2023, cash flows provided by operating activities amounted to approximately $8.6 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2023 included net income of $5.6 million, as well as adjustments to reconcile net income to net cash totaling $4.5 million. These two items were offset, in part, by unfavorable changes in operating assets and liabilities of $1.5 million, resulting in net cash provided by operating activities of $8.6 million.

For the three months ended March 31, 2023, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $2.0 million, amortization and accretion related to operating lease ROU assets of $1.1 million, depreciation and amortization expense of $0.6 million, accretion and amortization of debt discount and issuance costs of $0.2 million and deferred income taxes of $0.5 million. For the three months ended March 31, 2023, the changes in operating assets and liabilities, net primarily consisted of favorable changes to accounts receivable of $26.9 million and deferred contract costs of $1.4 million. The favorable change to accounts receivable was a result of collecting $121.0 million during the three months ended March 31, 2023 compared to billings, net of $93.0 million during the three months ended March 31, 2023. As a result, our days sales outstanding for accounts receivable was 96 days as of March 31, 2023. The favorable change in deferred contract costs was due to capitalizing $3.2 million of commissions and amortizing $4.6 million of deferred contract costs during the three months ended March 31, 2023.

The favorable cash sources noted above were offset by unfavorable uses of cash related to changes to accrued liabilities of $14.8 million, deferred revenue of $12.5 million, accounts payable of $2.1 million and prepaid expenses, deposits and other assets of $0.4 million. The unfavorable use of cash for accrued liabilities was due to making payments of $2.5 million related to our reorganization plan, incurring incremental professional fee payments of $4.4 million, and paying incremental compensation related primarily to bonuses and commissions of $6.6 million during the three months ended March 31, 2023. The related use of cash for deferred revenue was due to recognizing $105.5 million of revenue during the period, which was offset by recording billings, net of $93.0 million during the three months ended March 31, 2023.

Cash Flows Provided By Investing Activities

    Cash provided by investing activities totaled $8.7 million for the three months ended March 31, 2024 and cash used in investing activities totaled $0.3 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, cash provided by investing activities was primarily driven by proceeds from sales of short-term investments of $17.3 million offset by purchases of short-term investments of $7.5 million and capital expenditures for leasehold improvements, software development costs, and computer equipment of $1.2 million. The capital expenditures consisted primarily of capitalized software development costs, new computer equipment, and furniture and fixtures in our U.S. entity of $0.7 million and $0.4 million for computer equipment at our foreign locations, primarily in Brazil of $0.2 million and in India of $0.2 million.

For the three months ended March 31, 2023, cash used in investing activities of $0.3 million consisted of investment purchases of $7.7 million, which were offset by proceeds from sales of investments of $8.4 million, as well as capital expenditures of $1.0 million. The capital expenditures consisted of $0.8 million primarily for new computer equipment and capitalized development costs in our U.S. entity and $0.2 million for computer equipment at our foreign locations, primarily in India of $0.1 million and Brazil of $0.1 million.

Cash Flows Used In Financing Activities

    For the three months ended March 31, 2024, cash utilized in financing activities of $1.8 million was attributable to principal payments related to the Original Credit Facility of $1.7 million and capital lease payments of $0.1 million.

For the three months ended March 31, 2023, cash utilized in financing activities of $1.1 million was attributable to principal payments related to the Original Credit Facility of $1.1 million and capital lease payments of $47 thousand. These cash uses were offset by proceeds of $0.1 million received from stock option exercises.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of March 31, 2024, we had cash and cash equivalents of $45.4 million held by our foreign subsidiaries.

Critical Accounting Estimates

    Our management’s discussion and analysis of financial condition and results of operations is based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions. We describe our significant accounting policies in Note 2 to our Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of our 2023 Form 10-K, and we discuss our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in Part II, Item 7 of our 2023 Form 10-K. Since the filing of our 2023 Form 10-K, there have been no material changes in our critical accounting policies and estimates from those disclosed therein.

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

We believe that no other recently issued accounting standards will have a material impact on our Unaudited Condensed Consolidated Financial Statements or apply to our operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended March 31, 2024 and 2023, we generated approximately 50% and 49% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we evaluate the costs and benefits of entering into future hedge transaction for currencies other than the U.S. Dollar.

As of March 31, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $3.1 million in our Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $4.8 million in our Consolidated Statement of Cash Flows.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Original Credit Facility, which originally bore interest at LIBOR plus a margin. ranging from 1.75% to 2.50% and now bears interest at SOFR plus a margin ranging from 1.75% to 2.50% as a result of the amendment to our Original Credit Facility described above. Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of March 31, 2024, we had $70.9 million outstanding debt under the Original Credit Facility. As of this date, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.7 million in annual interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the Original Credit Facility.

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

    In connection with the preparation of this Report, as of March 31, 2024, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Interruptions or performance problems with SaaS technologies and related services from third parties that we use to operate critical functions of our business, including any deficiencies associated with generative artificial intelligence (AI) technologies potentially used by such third parties, may adversely affect our business and operating results.
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
•The terms of our 2024 Credit Facility impose operating and financial restrictions on us.
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

In July 2020, Oracle filed a motion to show cause contending that we were in violation of the Rimini I Injunction, and we opposed this motion, disputing Oracle’s claims. In July 2020, Oracle filed a motion to show cause contending that we were in violation of the Rimini I Injunction, and we opposed this motion, disputing Oracle’s claims. After completion of an evidentiary hearing in September 2021, findings and order by the District Court in January 2022 and a subsequent appeal by us to the Ninth Circuit Court of Appeals (“Court of Appeals”), the final outcome of the proceedings, which were resolved in October 2023 on remand to the District Court, was a finding that we had violated the Rimini I Injunction in four instances, entitling Oracle to $0.5 million in sanctions (representing a $0.1 million adjustment to the $0.6 million sanctions award originally paid by us to Oracle in January 2022). In addition, we complied with the District Court’s January 2022 order to quarantine certain computer files and provide proof of such quarantining to Oracle. We were reimbursed $0.1 million by Oracle in November 2023 for the portion of the sanctions award that was reduced on appeal.

In its January 2022 findings and order, the District Court also ruled that Oracle could recover its reasonable attorneys’ fees and costs relating to the Rimini I Injunction Proceedings. In December 2023, the District Court accepted a joint stipulation between us and Oracle (the “Stipulation”) resolving the issue of Oracle’s recovery of attorneys’ fees and costs upon our payment of approximately $9.7 million to Oracle. Also per the Stipulation, we agreed that we would forego any remaining appellate rights with respect to this matter.

As a result of the Stipulation and the subsequent payment by us of the amount described above, all matters relating to the Rimini I Injunction Proceedings have been resolved. At this time, we believe that we are in substantial compliance with the Rimini I Injunction.

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

The District Court entered an order on October 24, 2022, dismissing with prejudice Oracle’s claims in Rimini II “for monetary relief of any kind under any legal theory[,] including but not limited to claims for damages, restitution, unjust enrichment, and engorgement. . . .” In addition, Oracle’s claims for breach of contract, inducing breach of contract and an accounting were dismissed with prejudice, meaning that the claims (including for monetary damages) were dismissed on their merits and the judgment rendered is final. Prior to the date of the District Court’s order dismissing with prejudice all of Oracle’s claims for monetary relief, no damages of any kind were awarded by the District Court in Rimini II. The parties each reserved the right to seek or object to any attorneys’ fees and/or costs to the extent permissible by law.

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

On January 18, 2024, the Ninth Circuit issued an order lifting the stay of our appeal. As of the date of this Report, the appeal is fully briefed before the Ninth Circuit and a three-judge panel will hold oral argument on our appeal on June 5, 2024.

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

In November 2023, Oracle filed a motion with the District Court requesting attorneys’ fees and taxable costs of approximately $70.6 million relating to the Rimini II litigation. We filed our opposition to Oracle’s motion on February 20, 2024. In our opposition, we argued that the District Court should deny Oracle’s motion in its entirety. We further argued that, should the District Court award any attorneys’ fees to Oracle, such fees should not exceed $14.5 million. Following Oracle’s filing of a reply brief on March 15, 2024, the matter is under consideration for determination by the District Court. As of the date of this Report, a decision about whether to award any attorneys’ fees and/or costs to Oracle, and, if so, the amounts, has not been made by the District Court. There were no monetary damages included in the District Court’s judgment in Rimini II.

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

If the Rimini II Injunction becomes effective in its current form, it likely would impact our delivery of PeopleSoft support services to clients in the future. However, the associated costs are not currently estimatable and are required to be recorded when incurred. Accordingly, we have made no associated accrual as of March 31, 2024. Required changes to how support services are delivered to our PeopleSoft clients could have a material adverse impact on our financial position, results of operations and cash flows. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% of our total revenue for the three months ended March 31, 2024.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the Rimini I Injunction and/or the Rimini II Injunction or if it has reason to believe we are not in compliance with the express terms of the Rimini I Injunction and/or the Rimini II Injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the existence of the Rimini I Injunction, the Rimini II Injunction, the District Court’s January 2022 order and/or the District Court’s July 2023 order could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our 2024 Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot provide assurances that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.

We could be required to pay substantial attorneys’ fees and/or costs in connection with litigation relating to our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial attorneys’ fees and/or costs to Oracle as a result of the District Court’s rulings in Rimini II, or are enjoined from certain business practices, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our 2024 Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. If we default in our payment obligations under our 2024 Credit Facility and the indebtedness under our 2024 Credit Facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full, and we could be forced into bankruptcy or liquidation.

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

The Rimini II Injunction currently limits, but does not fully prohibit, the support services we can provide clients using Oracle’s PeopleSoft software product. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% of our total revenue for the three months ended March 31, 2024. For the three months ended March 31, 2024, approximately 63% of our total revenue was derived from services provided to our clients using Oracle software products. Although we provide support services for additional Oracle product lines that are not subject to the Rimini I Injunction or the Rimini II Injunction, as well as for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini I Injunction and Rimini II Injunction. Should we not obtain a stay of the Rimini II Injunction pending our appeal of the District Court’s ruling, should our appeal in Rimini II fail or should any additional contempt proceeding on the Rimini I Injunction result in a final order holding us in contempt, implicating processes for which we have not previously modified the way we provide our support services, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, and require us to incur additional costs in order to comply with a final Rimini II injunction, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are self-insured for any costs related to any current or future intellectual property litigation, although we maintain and have tendered our errors and omissions insurance coverage for the wrongful acts alleged in Oracle’s Rimini I Injunction contempt proceeding to seek determinations of a duty to defend. We obtained a determination of a duty to defend with respect to our primary errors and omission insurance carrier. We cannot provide assurances that we will prevail any similar claims that we may tender in the future.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation, other economic challenges and possible recession will be exacerbated for an extended period. Inflation has accelerated in the U.S. and globally. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. In addition, further disruptions in the U.S. banking sector could impact certain of our clients’ ability to access their existing cash, which could also impair their ability to make timely payments to us, adversely affecting our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments, including the economic disruption continuing to be caused by the Israel-Hamas conflict, the Russian invasion of Ukraine in early 2022 and recent political and trade turmoil with China and elsewhere, and governmental and multinational organizations’ responses to the coronavirus (“COVID-19”)

pandemic, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

We recorded net income of $1.3 million for the three months ended March 31, 2024, and we had an accumulated deficit of $200.9 million as of March 31, 2024. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

Our revenue grew from $105.5 million for the three months ended March 31, 2023 to $106.7 million for the three months ended March 31, 2024, representing a period over period increase of 1%. You should not consider our past growth as indicative of our future performance. We believe growth of our revenue depends on a number of factors, including our ability to:

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

We may need to incur additional debt under our 2024 Credit Facility and/or raise additional capital beyond what is available under our 2024 Credit Facility if we cannot fund our growth or service our debt through our operating cash flows. Should this occur, we may not be able to obtain additional debt or additional equity financing on favorable terms, if at all, which could harm our business, results of operations and financial condition. We are also subject to certain restrictions for future financings as discussed in the risk factor “The terms of our 2024 Credit Facility impose operating and financial restrictions on us.” If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of our Common Stock could decline. If we engage in additional debt financings, the holders of the debt securities or lenders would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would adversely impact the short-term price of our Common Stock, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition and reduce the value of our Common Stock.

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

A significant component of our growth strategy involves the further expansion of our operations and client base outside the United States. Accordingly, our international revenue grew from $52.1 million for the three months ended March 31, 2023 to $52.9 million for the three months ended March 31, 2024, an increase of $0.9 million or 2%. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

On March 31, 2024, our outstanding indebtedness under our Original Credit Facility and finance leases totaled $71.2 million. We may incur substantial additional indebtedness in the future. Our 2024 Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

We expect to depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our 2024 Credit Facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control, including inflation and global economic conditions. Our business may not generate sufficient cash flows from operations in the future, and our currently anticipated growth in net sales and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not generate adequate resources, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing 2024 Credit Facility, may restrict us from adopting some or any of these alternatives. Our inability to incur additional debt in the future could also delay or prevent a change in control of our Company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could make us more vulnerable to economic downturns and adverse developments in our business. Our current indebtedness and any inability to pay our debt obligations as they come due or an inability to incur additional debt could adversely affect our business and results of operations.

The terms of our 2024 Credit Facility impose operating and financial restrictions on us.

Our 2024 Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our 2024 Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Further, we were required under our Original Credit Facility and are currently required under our 2024 Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of March 31, 2024 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our 2024 Credit Facility could result in a default under the 2024 Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the 2024 Credit Facility and the lenders accelerate the amounts outstanding under the 2024 Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our 2024 Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our variable rate indebtedness subjects us to interest rate risk, which, along with the previous phase-out of LIBOR and transition to SOFR, could cause our indebtedness service obligations to increase significantly.

As a result of market interest rate fluctuations, interest rates under our 2024 Credit Facility or other variable rate indebtedness we may incur in the future could be higher or lower than current levels. As interest rates increase, our debt service obligations under our 2024 Credit Facility may increase even though the amounts borrowed remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We have entered into an interest rate swap agreement that involves the exchange of floating for fixed rate interest payments in order to partially reduce interest rate volatility under our 2024 Credit Facility. However, we currently do not maintain interest rate swap agreements with respect to all of our variable rate indebtedness, and any interest rate swap agreements we enter into in the future may not fully mitigate our interest rate risk.

Our 2024 Credit Facility gives us a choice of interest rates between (a) SOFR and (b) a Base Rate, in each case plus an applicable margin and as further defined in the 2024 Credit Facility. The applicable margin is based on our Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether we elect SOFR (ranging from 2.75 to 3.50%) or Base Rate (ranging from 1.75 to 2.50%). SOFR is a relatively new reference rate, and its composition and characteristics are not the same as LIBOR, which was the initial reference rate (through February 2023) under our Original Credit Facility. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. As such, SOFR is observed and backward looking, which stands in contrast with LIBOR under the previous methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting bank panel members. Given SOFR’s limited history, the future performance of SOFR cannot be predicted based on historical performance, and there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time or that it is a comparable substitute for LIBOR. In the long term, transitioning to SOFR could result in an increase in the cost of our variable rate indebtedness, which could have a material adverse impact on our business, financial condition and results of operations.

Our stock repurchase program could affect the price of our Common Stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Common Stock.

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the three months ended March 31, 2024, we did not acquire any shares of Common Stock on the open market. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Based on the number of shares of Common Stock outstanding as of March 31, 2024, two of our stockholders have aggregate voting power of 38.1% of our outstanding capital stock. As of March 31, 2024, (i) approximately 26.2% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 11.9% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer, Chairman of the Board and President. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 39.6% as of March 31, 2024.

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

We have not paid any cash dividends on our Common Stock to date. The payment of any cash dividends on our Common Stock will depend upon our revenue, earnings, cash flow and financial condition from time to time. The payment of any dividends is at the discretion of our Board of Directors and is also limited under the terms of our 2024 Credit Facility. Our ability to declare dividends on our Common Stock may also be limited by the terms of future financing and other agreements entered into by us from time to time. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our Board of Directors will declare any dividends on our Common Stock in the foreseeable future. Therefore, the success of an investment in shares of our Common Stock will depend upon any future appreciation in its value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

There were no repurchases of our Common Stock during the three months ended March 31, 2024.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

During the quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c), except as described below.

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

As described above in Note 2 (Liquidity) and in Note 5 (Debt) to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item I of this Report, as well as in the “Liquidity and Capital Resources Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Report, on April 30, 2024, the Company amended its Original Credit Facility. A copy of the 2024 Credit Facility and the related 2024 Guaranty and Security Agreement are filed as Exhibits 10.1 and 10.2, respectively, to this Report, the terms of which are incorporated herein by reference.

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant	10-Q	001-37397	3.2	November 1, 2023
10.1†
Amended and Restated Credit Agreement dated as of April 30, 2024, by and among Rimini Street, Inc., as borrower, the lenders party thereto and Capital One, National Association, as a lender, swing lender and agent for all lenders

10.2†	Amended and Restated Guaranty and Security Agreement dated as of April 30, 2024, by and among Rimini Street, Inc., the other grantors named therein and Capital One, National Association, as agent
31.1†	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2†	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1**	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: May 2, 2024	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer, Chairman of the Board and President
(Principal Executive Officer)

Date: May 2, 2024	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)