Form 10-Q
period 2024-06-30
Rimini Street, Inc.
filed 2024-07-31
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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
Yes ☐ No ☑
The registrant had approximately 90,700,000 shares of its $0.0001 par value common stock outstanding as of July 29, 2024.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$134,197	$115,424
Restricted cash	429	428
Accounts receivable, net of allowance of $1,000 and $656, respectively	86,961	119,430
Deferred contract costs, current	16,686	17,934
Short-term investments	—	9,826
Prepaid expenses and other	24,644	25,647
Total current assets	262,917	288,689
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $19,764 and $18,231, respectively	10,667	10,496
Operating lease right-of-use assets	7,477	5,941
Deferred contract costs, noncurrent	20,621	23,559
Deposits and other	4,152	6,109
Deferred income taxes, net	61,535	59,002
Total assets	$367,369	$393,796
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,093	$5,912
Accounts payable	4,523	5,997
Accrued compensation, benefits and commissions	32,109	38,961
Other accrued liabilities	18,559	18,128
Operating lease liabilities, current	4,504	4,321
Deferred revenue, current	240,448	263,115
Total current liabilities	303,236	336,434
Long-term liabilities:
Long-term debt, net of current maturities	68,731	64,228
Deferred revenue, noncurrent	22,345	23,859
Operating lease liabilities, noncurrent	7,526	6,841
Other long-term liabilities	1,650	1,930
Total liabilities	403,488	433,292
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 90,698 and 89,595 shares, respectively	9	9
Additional paid-in capital	172,951	167,988
Accumulated other comprehensive loss	(5,922)	(4,167)
Accumulated deficit	(202,041)	(202,210)
Treasury stock, at cost	(1,116)	(1,116)
Total stockholders' deficit	(36,119)	(39,496)
Total liabilities and stockholders' deficit	$367,369	$393,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$103,123	$106,421	$209,868	$211,933
Cost of revenue	42,180	39,348	85,095	78,691
Gross profit	60,943	67,073	124,773	133,242
Operating expenses:
Sales and marketing	37,377	37,284	76,518	71,763
General and administrative	19,531	18,865	37,933	37,092
Reorganization costs	3,208	—	3,208	59
Litigation costs and related recoveries:
Professional fees and other costs of litigation	1,602	629	4,527	3,348
Litigation costs and related recoveries, net	1,602	629	4,527	3,348
Total operating expenses	61,718	56,778	122,186	112,262
Operating income (loss)	(775)	10,295	2,587	20,980
Non-operating income and (expenses):
Interest expense	(1,483)	(1,387)	(2,824)	(2,726)
Other income (expenses), net	1,492	280	2,457	809
Income (loss) before income taxes	(766)	9,188	2,220	19,063
Income taxes	(382)	(4,920)	(2,051)	(9,156)
Net income (loss)	(1,148)	4,268	169	9,907
Other comprehensive income
Foreign currency translation gain (loss)	(573)	(89)	(1,564)	50
Derivative instrument and other adjustments, net of tax	(491)	937	(191)	162
Comprehensive income (loss)	$(2,212)	$5,116	$(1,586)	$10,119

Net income (loss) attributable to common stockholders	$(1,148)	$4,268	$169	$9,907

Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$0.05	$—	$0.11
Diluted	$(0.01)	$0.05	$—	$0.11
Weighted average number of shares of Common Stock outstanding:
Basic	90,495	88,903	90,125	88,797
Diluted	90,495	89,274	90,822	89,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common Stock, Shares
Beginning of period	89,931	88,883	89,595	88,517
Exercise of stock options for cash	—	3	—	57
Restricted stock units vested	767	372	1,103	684
Issuance of Common Stock	—	75	—	75
Retired shares of Common Stock	—	(248)	—	(248)
End of period	90,698	89,085	90,698	89,085
Total Stockholders' Deficit, beginning of period	$(36,312)	$(70,119)	$(39,496)	$(77,170)
Common Stock, Amount
Beginning of period	9	9	9	9
Exercise of stock options for cash	—	—	—	—
Restricted stock units vested	—	—	—	—
Retired shares of Common Stock	—	—	—	—
End of period	9	9	9	9
Additional Paid-in Capital
Beginning of period	170,546	158,449	167,988	156,401
Stock based compensation expense	2,405	3,948	4,963	5,925
Exercise of stock options for cash	—	8	—	79
Restricted stock units vested	—	—	—	—
Retired shares of Common Stock	—	(1,014)	—	(1,014)
End of period	172,951	161,391	172,951	161,391
Accumulated Other Comprehensive Loss
Beginning of period	(4,858)	(4,831)	(4,167)	(4,195)
Other comprehensive income (loss)	(1,064)	848	(1,755)	212
End of period	(5,922)	(3,983)	(5,922)	(3,983)
Accumulated Deficit
Beginning of period	(200,893)	(222,630)	(202,210)	(228,269)
Net income (loss)	(1,148)	4,268	169	9,907
End of period	(202,041)	(218,362)	(202,041)	(218,362)
Treasury Stock	(1,116)	(1,116)	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(36,119)	$(62,061)	$(36,119)	$(62,061)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169	$9,907
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,963	5,925
Depreciation and amortization	1,733	1,249
Accretion and amortization of debt discount and issuance costs	434	483
Deferred income taxes	(2,557)	4,415
Amortization and accretion related to operating right of use assets	2,222	2,237
Changes in operating assets and liabilities:
Accounts receivable	29,910	31,050
Prepaid expenses, deposits and other	2,058	(1,096)
Deferred contract costs	4,186	620
Accounts payable	(1,452)	(3,551)
Accrued compensation, benefits, commissions and other liabilities	(7,033)	(17,262)
Deferred revenue	(17,288)	(12,228)
Net cash provided by operating activities	17,345	21,749
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(2,028)	(2,095)
Payment for purchases of investments	(7,458)	(14,666)
Proceeds from maturities of investments	10,948	15,621
Proceeds from sale of investments	6,336	—
Net cash provided by (used in) investing activities	7,798	(1,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the 2024 Credit Facility	2,938	—
Principal payments on the Original Credit Facility	(1,688)	(2,250)
Payments to repurchase and retire Common Stock	—	(1,014)
Principal payments on capital leases	(176)	(163)
Proceeds from exercise of employee stock options	—	79
Net cash provided by (used in) financing activities	1,074	(3,348)
Effect of foreign currency translation changes	(7,443)	(2,725)
Net change in cash, cash equivalents and restricted cash	18,774	14,536
Cash, cash equivalents and restricted cash at beginning of period	115,852	109,434
Cash, cash equivalents and restricted cash at end of period	$134,626	$123,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,378	$2,256
Cash paid for income taxes	1,621	3,656
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$118	$112

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

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2023 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2024, and operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2024.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of June 30, 2024, the Company’s current liabilities exceeded its current assets by $40.3 million, and the Company recorded a net loss of $1.1 million for the three months ended June 30, 2024. As of June 30, 2024, the Company had available cash, cash equivalents and restricted cash of $134.6 million. As of June 30, 2024, the Company’s current liabilities included $240.4 million of deferred revenue whereby the historical costs of fulfilling the Company's commitments to provide services to its clients was approximately 41% of the related deferred revenue for the three months ended June 30, 2024.

On April 30, 2024, the Company amended its $90 million five-year term loan (the “Original Credit Facility”) into a new five-year term loan of $75 million (the “2024 Credit Facility”). Annual minimum principal payments over the five-year term for the 2024 Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company's 2024 Credit Facility and the Original Credit Facility.

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $3.2 million. The global economy continues to experience interest rate and inflationary pressures, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 8, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including 2024 Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

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

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred contract costs, current and noncurrent, as of the beginning of period	$38,984	$39,299	$41,493	$40,726
Capitalized commissions during the period	3,235	5,555	5,739	8,717
Amortized deferred contract costs during the period	(4,912)	(4,748)	(9,925)	(9,337)
Deferred contract costs, current and noncurrent, as of the end of period	$37,307	$40,106	$37,307	$40,106

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred revenue, current and noncurrent, as of the beginning of period	$254,306	$287,381	$286,974	$299,921
Billings, net	111,610	104,364	185,687	197,336
Revenue recognized	(103,123)	(106,421)	(209,868)	(211,933)
Deferred revenue, current and noncurrent, as of the end of period	$262,793	$285,324	$262,793	$285,324

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of June 30, 2024, remaining performance obligations amounted to $556.7 million, of which $262.8 million was billed and recorded as deferred revenue. As of June 30, 2023, remaining performance obligations amounted to $565.1 million, of which $285.3 million was billed and recorded as deferred revenue.

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period. The Company expects to recognize revenue on approximately $240.4 million of deferred revenue over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities, including Accrued Reorganization Costs

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued sales and other taxes	$5,046	$7,963
Accrued professional fees	3,759	3,551
Accrued reorganization costs	2,935	—
Current maturities of capital lease obligations	374	360
Income taxes payable	861	1,771
Accrued litigation settlement costs	82	82
Other accrued expenses	5,502	4,401
Total other accrued liabilities	$18,559	$18,128

During the three months ended June 30, 2024, the Company began a process to evaluate and optimize its cost structure through a headcount reduction. During the three and six months ending June 30, 2024, the Company has incurred $3.2 million of reorganization costs, of which $0.3 million was paid during the period.

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Credit Facilities	$71,824	$70,140
Less current maturities	(3,093)	(5,912)
Long-term debt, net of current maturities	$68,731	$64,228

For the six months ended June 30, 2024 and 2023, the Company made quarterly principal payments under the Original Credit Facility totaling $1.7 million and $2.3 million, respectively. There was no quarterly principal payment under the 2024 Credit Facility during the three months ended June 30, 2024.

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

The refinancing was accounted for as a debt modification under ASC 470-50 as the terms of the 2024 Credit Facility were not substantially different than the terms of the Original Credit Facility. Under debt modification accounting, third party costs are expensed as incurred. During the three months ended June 30, 2024, the Company expensed $0.2 million in third party transaction costs in connection with the modification. Fees paid to the creditor of $1.1 million were included with the remaining unamortized discount from the Original Credit Facility and are being amortized as an adjustment to interest expense over the remaining term of the 2024 Credit Facility.

Pursuant to a Guaranty and Security Agreement, dated April 30, 2024, among the Credit Parties and Capital One, National Association, as agent (the “2024 Guaranty and Security Agreement”), the obligations under the 2024 Credit Facility are

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

guaranteed by certain of the Company’s subsidiaries and are secured, subject to customary permitted liens and exceptions, by a lien on substantially all assets of the Credit Parties.

The 2024 Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash.

In February 2023, the Company amended its Original Credit Facility. The amendment implemented, among other things, certain changes in the reference rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). As of February 28, 2023, the Company had a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate (as defined in the Original Credit Facility), in each case plus an applicable margin. The applicable margin remains the same as the existing Credit Agreement and is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%).

For the three months ended June 30, 2024 and 2023, the average interest rate under both the 2024 Credit Facility and the Original Credit Facility was 7.8% and 6.9%, respectively. For the six months ended June 30, 2024 and 2023, the average interest rate under both the 2024 Credit Facility and the Original Credit Facility was 7.5% and 6.6%, respectively.

The fair value of the 2024 Credit Facility was $76.0 million (Level 2 inputs) as of June 30, 2024 compared to the carrying value of $71.8 million as of June 30, 2024. The fair value of the Original Credit Facility was $73.1 million (Level 2 inputs) as of December 31, 2023 compared to the carrying value of $72.3 million as of December 31, 2023.

Effective April 30, 2024, the Company’s interest rate swap agreement was amended in connection with the 2024 Credit Facility to match the new five-year term. The new interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The floating rate is reset at each month end and the term of the interest rate swap agreement coincides with that of the 2024 Credit Facility. See Note 11 for further information regarding the fair value accounting for the interest rate swap agreement. The modification of the interest rate swap agreement did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

Under the 2024 Credit Facility, the Company has $35.0 million in available borrowings under the revolving line of credit, subject to the terms of the new credit facility as of June 30, 2024. There were no borrowings under the revolving line of credit during the three months ended June 30, 2024.

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Credit Facilities:
Interest expense	$1,264	$1,126	$2,345	$2,204
Accretion expense related to discount and issuance costs	191	243	434	483
Interest on finance leases and other	28	18	45	39
	$1,483	$1,387	$2,824	$2,726

For the three months ended June 30, 2024 and 2023, interest expense included a reduction related to interest rate swap payments received of $0.2 million and $0.2 million, respectively.

For the six months ended June 30, 2024 and 2023, interest expense included a reduction related to the interest rate swap payments received of $0.4 million and $0.4 million, respectively.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Retired

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2024, the Company did not acquire any shares of its Common Stock on the open market. During the three and six months ended June 30, 2023, the Company acquired 0.2 million shares of its Common Stock on the open market at a cost of $1.0 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

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

On May 3, 2024, the Company’s Board of Directors, approved the Company’s 2024 Long-Term Incentive Plan (the “2024 LTI Plan”), consisting of awards of performance units (“PSUs”), restricted stock units (“RSUs”) and stock options to purchase shares of the Company’s Common Stock under the terms of the Company’s 2013 Plan, as amended, effective May 6, 2024.

On March 31, 2023, the Company’s Board of Directors, approved the Company’s 2023 Long-Term Incentive Plan (the “2023 LTI Plan”), consisting of awards of performance units, restricted stock units and stock options to purchase shares of the Company’s Common Stock under the terms of the Company’s 2013 Plan, as amended, effective April 3, 2023.

For additional information about the Stock Plans, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the three and six months ended June 30, 2024.

Performance Units

Under the 2024 LTI Plan, the Company granted PSUs which will be measured over a performance period beginning on January 1, 2024 and ending on December 31, 2024 (the “Performance Period”), but will remain subject to a continued service-based vesting requirement. Half of the PSUs awarded are eligible to vest based on the Company’s achievement against a target adjusted EBITDA goal for fiscal year 2024, and the remaining half of the PSUs awarded will be eligible to vest based on the Company’s achievement against a target total revenue goal for fiscal year 2024. The ultimate number of PSUs that may vest (as calculated, the “Earned PSUs”) range from zero to 200% of the granted PSUs. On May 6, 2024, the Company granted 0.8 million PSUs at a grant price of $2.47.

The Earned PSUs under the April 3, 2023 grant were earned at 151%. Under the terms of the 2023 LTI Plan, the Earned PSUs will vest in equal annual installments on the first, second and third anniversaries of the Date of Grant, generally subject to the awardee continuing to be a Service Provider through the applicable vesting date.

The Company recognized compensation expense related to PSUs of $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized expense of $0.8 million and $0.3 million, respectively. As of June 30, 2024, the unrecognized expense of $1.5 million net of forfeitures is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 1.6 years.

Restricted Stock Units

For the six months ended June 30, 2024, the Board of Directors granted RSUs under the 2013 Plan to employees for an aggregate of approximately 1.6 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $2.68 per share, the aggregate fair value for the shares underlying the RSUs amounted to $4.2 million as of the grant date that will be recognized as compensation cost over the vesting period.

For the three months ended June 30, 2024 and 2023, the Company recognized compensation expense related to RSUs of approximately $1.4 million and $2.6 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized compensation expense related to RSUs of approximately $2.6 million and $4.0 million, respectively. As of June 30,

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2024, the unrecognized expense of $6.0 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.8 years.

Stock Options

For the six months ended June 30, 2024, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.8 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the six months ended June 30, 2024 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2023	7,800	$5.77	5.9
Granted	803	2.63
Forfeited	(203)	4.98
Expired	(807)	5.92
Outstanding, June 30, 2024 (3)(4)	7,593	5.44	6.3
Vested, June 30, 2024 (3)	4,885	6.18	4.8

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire in years.
(3)As of June 30, 2024, the aggregate intrinsic value of all stock options outstanding was $0.4 million. As of June 30, 2024, there was no aggregate intrinsic value related to the vested stock options.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.4 million shares as of June 30, 2024.

The aggregate fair value of approximately 0.8 million stock options granted for the six months ended June 30, 2024 amounted to $1.3 million, or $1.63 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the six months ended June 30, 2024, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	64%
Dividend yield	0%
Risk-free interest rate	4.39%
Fair value per share of Common Stock on date of grant	$2.63

As of June 30, 2024 and December 31, 2023, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $3.9 million and $4.6 million, respectively. As of June 30, 2024, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.8 years.

Shares Available for Grant

The following table presents activity affecting the total number of shares available for grant under the 2013 Plan for the six months ended June 30, 2024 (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available, December 31, 2023	8,481
Newly authorized by Board of Directors	3,584
Stock options granted	(803)
RSUs and PSUs granted	(2,671)
Expired options under Stock Plans	807
Forfeited options under Stock Plans	203
Forfeited RSUs and PSUs under Stock Plans	228
Available, June 30, 2024	9,829

Stock-Based Compensation Expense

Stock-based compensation expense attributable to PSUs, RSUs and stock options is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$460	$507	$975	$920
Sales and marketing	576	791	980	1,249
General and administrative	1,369	2,650	3,008	3,756
Total	$2,405	$3,948	$4,963	$5,925

Warrants

As of June 30, 2024, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. For additional information about these warrants, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K.

NOTE 7 — INCOME TAXES

For the three months ended June 30, 2024 and 2023, the Company’s effective tax rate was (49.9)% and 53.5%, respectively. For the six months ended June 30, 2024 and 2023, the Company’s effective tax rate was 92.4% and 48.0%, respectively. The Company’s income tax expense was primarily attributable to earnings in the foreign jurisdictions subject to income taxes and foreign withholding taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended June 30, 2024 and 2023.

For additional information about income taxes, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the fourth quarter of 2023, the Company entered into purchase commitments with a vendor which requires the Company to pay $12.0 million over three years. At the end of three years, both parties have the right to terminate the agreements. As of June 30, 2024, there was $10.2 million remaining to be paid.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended June 30, 2024 and 2023, the Company’s matching contributions to these plans totaled $1.0 million and $0.8 million, respectively. For the six months ended June 30, 2024 and 2023, the Company’s matching contributions to these plans totaled $1.9 million and $1.7 million, respectively.

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

On June 5, 2024, a three-judge panel of the Ninth Circuit heard oral argument on the Company’s appeal. As of the date of this Report, a decision on the Company’s appeal remains pending.

Also as of the date of this Report, the Court of Appeals has not issued a decision on the Company’s motion to stay the Rimini II Injunction. Accordingly, the Rimini II Injunction, as issued by the District Court, is currently stayed by the District Court, meaning that it is not currently effective. The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product and, if effective, would limit, but not fully prohibit, the support services the Company can provide its clients using Oracle’s PeopleSoft software product.

Among other things, the Rimini II Injunction requires the Company to immediately and permanently delete certain PeopleSoft software environments, files and updates identified in the Rimini II Injunction, as well as to delete and immediately and permanently discontinue use of certain Company-created automated tools. The Rimini II Injunction also prohibits using,

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Although the Company continues to evaluate its liability and exposure, it does not currently believe that it is probable that an award of attorneys’ fees and costs to Oracle will occur. However, the Company’s judgment on whether a loss is probable, reasonably possible, or remote, and its estimates of probable loss amounts, may differ from actual results due to the inherent uncertainties associated with predicting the outcome of a decision on Oracle’s motion. It is reasonably possible that the District Court could award Oracle attorneys’ fees and costs in an amount that could have a material adverse impact on the Company’s financial position, results of operations and cash flows.

If the Rimini II Injunction becomes effective in its current form, it would impact the Company’s delivery of PeopleSoft support services to clients in the future. However, the associated costs are not currently estimable and are required to be recorded when incurred. Accordingly, the Company has made no accrual as of June 30, 2024. Any required changes to how support services are delivered to the Company’s PeopleSoft clients could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 8% of the Company’s total revenue for the three and six months ended June 30, 2024.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $10.2 million and $9.3 million as of June 30, 2024 and December 31, 2023,

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of June 30, 2024, ASP owned approximately 26.0% of the Company’s issued and outstanding shares of Common Stock.

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

For the three and six months ended June 30, 2024 and 2023, basic and diluted net earnings per share of Common Stock were computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income (loss) attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income attributable to common stockholders:
Net income (loss)	$(1,148)	$4,268	$169	$9,907

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average number of shares of Common Stock outstanding:
Basic	90,495	88,903	90,125	88,797
Stock options	—	17	—	33
PSUs	—	—	263	—
RSUs	—	354	434	421
Diluted	90,495	89,274	90,822	89,251
Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$0.05	$—	$0.11
Diluted	$(0.01)	$0.05	$—	$0.11

The following potential Common Stock equivalents were excluded from the computation of diluted net income (loss) per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs and PSUs	2,888	1,574	446	1,013
Stock options	7,441	8,149	7,471	7,558
Warrants	3,440	3,440	3,440	3,440
Total	13,769	13,163	11,357	12,011

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

Investments

All of the Company’s investments as of June 30, 2024 are classified as cash equivalents. During the three months ended March 31, 2024, the Company transferred its investments in U.S. Federal agency bonds and U.S. treasury notes into other highly liquid interest-earning investments with maturities of less than three months.

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

Derivatives

On April 30, 2024, the Company amended its interest rate swap agreement to match the new five-year team in connection with the 2024 Credit Facility. The new interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of June 30, 2024. The modification of the interest rate swap agreement did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company's interest rate swap agreement as of June 30, 2024, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $0.6 million as of June 30, 2024.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The Company received interest swap payments of $0.2 million and $0.2 million during the three months ended June 30, 2024 and 2023, respectively, which were recorded as a reduction to interest expense.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company received interest rate swap payments of $0.4 million and $0.4 million, during the six months ended June 30, 2024 and 2023, respectively, which were recorded as a reduction to interest expense.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification			June 30, 2024	December 31, 2023
Interest rate swap	Deposits and other			$633	$891
	Accumulated other comprehensive loss			522	713
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Income Statement Classification	2024	2023	2024	2023
Interest rate swap	Interest expense (benefit)	$(194)	$(208)	$(435)	$(365)

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entities. The following table shows revenues by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States of America	$51,454	$53,973	$105,262	$107,406
International	51,669	52,448	104,606	104,527
Total	$103,123	$106,421	$209,868	$211,933

For the three and six months ended June 30, 2024, Japan represented slightly less than 10% of total revenue. No clients represented more than 10% of revenue for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, no clients accounted for more than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of June 30, 2024 and December 31, 2023, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $3.7 million and $4.3 million, respectively. As of June 30, 2024, the Company had operating lease right-of-use assets of $4.7 million, $2.2 million and $0.7 million in the United States, India and the rest of the world, respectively. As of December 31, 2023, the Company had operating lease right-of-use assets of $3.0 million, $2.0 million and $0.9 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2024 and December 31, 2023, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $60.6 million and $48.9 million, respectively. In addition, as of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents with three other single financial institutions of $58.0 million and $51.7 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had restricted cash of $0.4 million. The Company has never experienced any losses related to these balances.

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

NOTE 12 - LEASES

The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days’ notice with a penalty. The Company’s leases have various remaining lease terms ranging from July 2024 to February 2030. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company’s lease terms

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of June 30, 2024, the Company did not have any additional material operating leases that had not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense related to ROU assets and liabilities	$1,109	$1,090	$2,222	$2,237
Other lease expense	181	125	293	173
Total lease expense	$1,290	$1,215	$2,515	$2,410

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	June 30, 2024	December 31, 2023
Operating lease right-of-use assets, noncurrent	$7,477	$5,941

	June 30, 2024	December 31, 2023
Operating lease liabilities, current	$4,504	$4,321
Operating lease liabilities, noncurrent	7,526	6,841
Total operating lease liabilities	$12,030	$11,162

Weighted Average Remaining Lease Term	Years
Operating leases	3.15
Weighted Average Discount Rate
Operating leases	8.8%

Maturities of operating lease liabilities as of June 30, 2024 were as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year Ending June 30,
2025	$2,777
2026	4,467
2027	3,766
2028	1,216
2029	935
Thereafter	511
Total future undiscounted lease payments	13,672
Less imputed interest	(1,642)
Total	$12,030

For the three months ended June 30, 2024 and 2023, the Company paid $1.4 million and $1.7 million, respectively, for operating lease liabilities. For the six months ended June 30, 2024 and 2023, the Company paid $2.8 million and $2.8 million, respectively, for operating lease liabilities.

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
•our ability to grow our revenue, implement cost reduction programs and control our expenses;
•our ability to maintain sufficient cash flow and capital or raise additional capital necessary to fund our operations and invest in new services and products;
•the impact of the debt service obligations and financial and operational covenants under our 2024 Credit Facility on our business and related interest rate risk;
•our business plan, our ability to grow in the future and our ability to achieve and maintain profitability;
•our plans to wind down the offering of services for Oracle PeopleSoft products;
•the impact of any recessionary economic trends, including inflation, rising interest rates and changes in foreign exchange rates;
•expected results and objectives for future operations;
•the expected impact of recent and anticipated future reductions in our workforce and associated reorganization costs;
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

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. Also the costs associated with running and supporting these systems, system failure and downtime, security exposure, system integration and monitoring, and maintaining the tax, legal and regulatory compliance of these software systems have each contributed to increases in both actual spend and as a percentage of the typical full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business. The majority of our revenue through June 30, 2024, was generated from our support solutions.

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

    As of June 30, 2024, we employed over 2,140 professionals and supported over 3,000 active clients globally, including 74 Fortune 500 companies and 17 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a foundation for, and visibility into, future period results. For the three months ended June 30, 2024 and 2023, we generated revenue of $103.1 million and $106.4 million, respectively, representing a decrease of 3%. During the three months ended June 30, 2024, we recorded a net loss of $1.1 million, and as of June 30, 2024, we had an accumulated deficit of $202.0 million. Approximately 50% and 51% of our revenue was generated in the United States for the three months ended June 30, 2024 and 2023, respectively. Approximately 50% and 49% of our revenue was generated in foreign jurisdictions for the three months ended June 30, 2024 and 2023, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Global Economic Uncertainty

We have experienced some clients not renewing our services due to the adverse impact on their businesses from current global economic uncertainty, as well as by the economic disruption continuing to be caused by the Israel-Hamas conflict, the Russian invasion of Ukraine in early 2022 and recent political and trade turmoil with China, amongst other global challenges. While we do not physically operate in Russia, the Ukraine or in mainland China, we do have operations in Israel. These global events, together with inflationary pressures, have negatively impacted the global economy, causing the U.S. Federal Reserve to raise interest rates in 2022. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of economic disruptions described above had a significant net impact on our revenue or results of operations during the three and six months ended June 30, 2024.

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

Recent Developments

After careful consideration, we have decided to wind down the offering of services for Oracle PeopleSoft products. This includes our Rimini Support™, Rimini Manage™ and Rimini Consult™ services. As we provide services for Oracle PeopleSoft products to clients globally, the wind-down process is expected to take place over several phases and will likely take a year or longer before we are able to cease providing all Oracle PeopleSoft services. Revenue related to providing services for Oracle PeopleSoft products accounted for approximately $36.1 million, or 8%, of fiscal year 2023 revenue and $16.6 million, or 8%, of first half 2024 revenue, respectively.

Reference is made to Notes 5 and 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of recent developments regarding our 2024 Credit Facility and litigation with Oracle, including the Rimini II Injunction appeal referenced above.

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of June 30, 2024 and 2023, we had over 3,000 and 3,020 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of June 30, 2024 and 2023, we had over 1,530 and 1,510 unique clients, respectively.

    The increase in our unique client count was due to obtaining new unique client contracts. In contrast, our active client count has declined as the number of specific products and services which we are supporting for our unique clients has decreased as clients are retaining fewer of their respective products and services. In addition, we intend to focus future growth on both new and existing clients. We believe that the growth in our number of our unique clients is an indication that we can grow our enterprise software products and services in the future.

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

    Our annualized recurring revenue was $399 million and $410 million as of June 30, 2024 and 2023, respectively. The decline reflects the recent reduction in client retention.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 88% and 94% for the 12 months ended June 30, 2024 and 2023, respectively. The decline in our revenue retention rate for the 12 months ended June 30, 2024 was due to attrition during the trailing twelve months, as certain clients did not renew specific subscriptions; however, in some cases these clients maintained or added subscriptions for other products and services due to a variety of reasons. Our net billings during the three months ended June 30, 2024 increased $7.2 million compared to the three months ended June 30, 2023 primarily because we were able to increase client invoicing during the current period. However, our net billing for the six months ended June 30, 2023 decreased $11.6 million compared to the six months ended June 30, 2023 as a result of client terminations.

Gross profit margin

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 59.1% and 63.0% for the three months ended June 30, 2024 and 2023, respectively. Our gross profit margin declined for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to our continued investments in delivery of our products and services, larger contribution from lower margin products and services, as well as an overall decline in revenue.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

Our consolidated statements of operations for the three months ended June 30, 2024 and 2023, are presented below (in thousands):

	Three Months Ended June 30,		Variance
	2024	2023	Amount	Percent
Revenue	$103,123	$106,421	$(3,298)	(3.1)%
Cost of revenue:
Employee compensation and benefits	27,417	25,436	1,981	7.8%
Engineering consulting costs	6,067	6,400	(333)	(5.2)%
Administrative allocations (1)	4,192	3,406	786	23.1%
All other costs	4,504	4,106	398	9.7%
Total cost of revenue	42,180	39,348	2,832	7.2%
Gross profit	60,943	67,073	(6,130)	(9.1)%
Gross profit margin	59.1%	63.0%
Operating expenses:
Sales and marketing	37,377	37,284	93	0.2%
General and administrative	19,531	18,865	666	3.5%
Reorganization costs	3,208	—	3,208	N/A
Litigation costs and related recoveries, net	1,602	629	973	154.7%
Total operating expenses	61,718	56,778	4,940	8.7%
Operating income (loss)	(775)	10,295	(11,070)	(107.5)%
Non-operating income and (expenses):
Interest expense	(1,483)	(1,387)	(96)	6.9%
Other income (expenses), net	1,492	280	1,212	432.9%
Income (loss) before income taxes	(766)	9,188	(9,954)	(108.3)%
Income taxes	(382)	(4,920)	4,538	(92.2)%
Net income (loss)	$(1,148)	$4,268	$(5,416)	(126.9)%

-
(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue declined from $106.4 million for the three months ended June 30, 2023 to $103.1 million for the three months ended June 30, 2024, a decrease of $3.3 million or 3%. Although there was an increase in the average number of unique clients from 1,510 for the three months ended June 30, 2023 to 1,534 for the three months ended June 30, 2024, revenue declined primarily due to the attrition of some large client contracts as certain clients did not renew specific subscriptions in prior periods due to varying reasons, which is now being reflected in our revenue within the current period. On a geographic basis, United States revenue declined from $54.0 million for the three months ended June 30, 2023 to $51.5 million for the three months ended June 30, 2024, a decrease of $2.5 million or 5%. Our international revenue declined from $52.4 million for the three months ended June 30, 2023 to $51.7 million for the three months ended June 30, 2024, a decrease of $0.8 million or 1%.

    Cost of revenue. Cost of revenue increased from $39.3 million for the three months ended June 30, 2023 to $42.2 million for the three months ended June 30, 2024, an increase of $2.8 million or 7%. The key drivers related to the cost of revenue increase were a $2.0 million increase in employee compensation and benefits to support an average headcount increase of 19%, a $0.8 million increase in administrative allocations and a $0.4 million increase in all other costs. These cost increases were offset by a $0.3 million decrease in engineering consulting costs.

As discussed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by the “Rimini II Injunction” on July 24, 2023. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products. As a result of the findings, we are likely to incur additional expenses for incremental labor costs in order to comply with the District Court’s Rimini II Injunction. Due to the large number of uncertainties surrounding the outcome of the appeal, we are unable to determine the final impact on future period costs until a decision is rendered. Any adverse outcome in our ongoing judicial proceedings could have a material adverse effect on our results of operations.

    Gross profit. Gross profit decreased from $67.1 million for the three months ended June 30, 2023 to $60.9 million for the three months ended June 30, 2024, a decrease of $6.1 million or 9%. Gross profit margin for the three months ended June 30, 2023 was 63.0% compared to 59.1% for the three months ended June 30, 2024. For the three months ended June 30, 2024, the total cost of revenue increased by 7%, primarily due to an increase in average headcount of 19% compared to a decline in revenue of 3% for the three months ended June 30, 2024. As a result, our gross profit margin declined by 390 basis points period over period. We expect margin pressures in the short-term as our ability to increase revenue remains challenged by a lack of new client contracts combined with unfavorable mix and continued investment in our new products and services.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 36% and 35% for the three months ended June 30, 2024 and 2023, respectively. In dollar terms, sales and marketing expenses increased from $37.3 million for the three months ended June 30, 2023 to $37.4 million for the three months ended June 30, 2024, an increase of $0.1 million or 0.2%. This increase was primarily due to an increase in travel and entertainment costs of $0.8 million. In addition, we incurred an increase of administrative allocations and all other costs of $0.6 million. These increases were offset by declines in marketing and advertising costs of $0.5 million, employee compensation and benefits of $0.5 million and contract labor of $0.3 million. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

    General and administrative expenses. General and administrative expenses increased from $18.9 million for the three months ended June 30, 2023 to $19.5 million for the three months ended June 30, 2024, an increase of $0.7 million or 4%. This increase was comprised of several items, which included an increase in salaries, wages, bonuses and benefits of $0.9 million, an increase in computer supplies and licenses of $1.0 million, an increase in professional fees of $0.5 million and an increase in contract labor of $0.3 million. These incremental expenses were offset by a decrease in stock-based compensation of $1.3 million and an increase in administrative allocations, net of all other costs, of $0.7 million.
Looking forward on a quarter-over-quarter basis, we are monitoring the demand for our services in light of current global economic conditions and competitive pressures and will adjust our expenditures accordingly. However, we expect to incur higher expenses associated with supporting the growth of our business, both in terms of size and geographical diversity. Our company costs that are expected to increase in the future include costs relating to additional information systems costs, costs for additional personnel in our accounting, human resources, IT and legal functions, SEC and Nasdaq fees, and incremental professional, legal, audit and insurance costs. As a result, we expect continued pressure on our general and administrative expenses in future periods.

Reorganization costs. Given our current business conditions, we began a process to evaluate and optimize our cost structure through a headcount reduction during the three months ended June 30, 2024. As a result, we recognized reorganization costs of $3.2 million for the three months ended June 30, 2024 compared to none for the three months ended June 30, 2023. The costs were primarily related to severance costs associated with our initial employee terminations. We are continuing our evaluation and expect to incur additional reorganization costs during the third quarter of 2024, which will be primarily related to severance costs. These reorganization costs are not related to our plans to wind down the offering of services for Oracle PeopleSoft products, as described under “Recent Developments,” above.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Professional fees and other costs of litigation	$1,602	$629	$973
Litigation costs and related recoveries, net	$1,602	$629	$973

    Professional fees and other costs associated with litigation increased from $0.6 million for the three months ended June 30, 2023 to $1.6 million for the three months ended June 30, 2024, an increase of $1.0 million. This increase was primarily due to costs incurred relating to our appeal of the Rimini II decision with the Ninth Circuit on June 5, 2024.

There were no insurance costs and related recoveries, net incurred for either the three months ended June 30, 2023 or for the three months ended June 30, 2024. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II. However, please refer to the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for further information.

    Interest expense. Interest expense increased from $1.4 million for the three months ended June 30, 2023 to $1.5 million for the three months ended June 30, 2024. Interest expense slightly increased primarily due to rising interest rates on our Credit Facilities, which increased from an average interest rate of 6.9% for the three months ended June 30, 2023 to an average interest rate of 7.8% for the three months ended June 30, 2024.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended June 30, 2024, net other income of approximately $1.5 million was comprised primarily of gains from foreign exchanges of $0.9 million and interest income from cash and cash equivalents of $0.9 million. These items were offset by other expenses of approximately $0.3 million. For the three months ended June 30, 2023, net other expenses of approximately $0.3 million was comprised primarily of gains from cash equivalents and investments of $0.7 million which were offset, in part, by foreign exchange losses of approximately $0.3 million and other expenses of $0.1 million.

    Income tax expense. We had an income tax expense of $4.9 million for the three months ended June 30, 2023 compared to an income tax expense of $0.4 million for the three months ended June 30, 2024. For the three months ended June 30, 2024, the primary reason for the decrease in income tax expense was due to a decrease of income before taxes of $10.0 million in the current year period compared to the prior year period.

Comparison of Six Months Ended June 30, 2024 and 2023

Our consolidated statements of operations for the six months ended June 30, 2024 and 2023, are presented below (in thousands):

	Six Months Ended June 30,		Variance
	2024	2023	Amount	Percent
Revenue	$209,868	$211,933	$(2,065)	(1.0)%
Cost of revenue:
Employee compensation and benefits	55,202	50,574	4,628	9.2%
Engineering consulting costs	12,529	13,077	(548)	(4.2)%
Administrative allocations (1)	8,231	7,138	1,093	15.3%
All other costs	9,133	7,902	1,231	15.6%
Total cost of revenue	85,095	78,691	6,404	8.1%
Gross profit	124,773	133,242	(8,469)	(6.4)%
Gross profit margin	59.5%	62.9%
Operating expenses:
Sales and marketing	76,518	71,763	4,755	6.6%
General and administrative	37,933	37,092	841	2.3%
Reorganization costs	3,208	59	3,149	5,337.3%
Litigation costs and related recoveries, net	4,527	3,348	1,179	35.2%
Total operating expenses	122,186	112,262	9,924	8.8%
Operating income	2,587	20,980	(18,393)	(87.7)%
Non-operating income and (expenses):
Interest expense	(2,824)	(2,726)	(98)	3.6%
Other income (expenses), net	2,457	809	1,648	203.7%
Income before income taxes	2,220	19,063	(16,843)	(88.4)%
Income taxes	(2,051)	(9,156)	7,105	(77.6)%
Net income	$169	$9,907	$(9,738)	(98.3)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue declined from $211.9 million for the six months ended June 30, 2023 to $209.9 million for the six months ended June 30, 2024, a decrease of $2.1 million or 1%. Although there was a 2% increase in the average number of unique clients from 1,511 for the six months ended June 30, 2023 to 1,534 for the six months ended June 30, 2024, revenue declined primarily due to the attrition of some large client contracts as certain clients did not renew specific subscriptions in prior periods due to varying reasons, which is now being reflected in our revenue during the current period. On a geographic basis, United States revenue declined from $107.4 million for the six months ended June 30, 2023 to $105.3 million for the six months ended June 30, 2024, a decrease of $2.1 million or 2%. Our international revenue grew from $104.5 million for the six months ended June 30, 2023 to $104.6 million for the six months ended June 30, 2024, an increase of $0.1 million or 0.1%.

    Cost of revenue. Cost of revenue increased from $78.7 million for the six months ended June 30, 2023 to $85.1 million for the six months ended June 30, 2024, an increase of $6.4 million or 8%. The key drivers related to the cost of revenue increase were a $4.6 million increase in employee compensation and benefits to support an average headcount increase of 20%, a $1.1 million increase in administrative allocations and a $1.2 million increase in all other costs. These cost increases were offset by a $0.5 million decline in engineering consulting costs.

    Gross profit. Gross profit decreased from $133.2 million for the six months ended June 30, 2023 to $124.8 million for the six months ended June 30, 2024, a decrease of $8.5 million or 6%. Gross profit margin for the six months ended June 30, 2023 was 62.9% compared to 59.5% for the six months ended June 30, 2024. For the six months ended June 30, 2024, the total cost of revenue increased by 8%, primarily due to an increase in average headcount of 20% compared to a decline in revenue of 1% for the six months ended June 30, 2024. As a result, our gross profit margin declined by 340 basis points period over period. We expect margin pressures as our ability to increase revenue remains challenged by a lack of new client contracts combined with unfavorable mix and continued investment in our new products and services.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 36% and 34% for the six months ended June 30, 2024 and 2023, respectively. In dollar terms, sales and marketing expenses increased from $71.8 million for the six months ended June 30, 2023 to $76.5 million for the six months ended June 30, 2024, an increase of $4.8 million or 7%. This increase was primarily due to an increase in travel and entertainment costs of $5.3 million, primarily related to a sales training event held in January 2024. In addition, we incurred an increase in employee compensation and benefits of $0.2 million and an increase of administrative allocations and all other costs of $1.2 million. These increases were offset by declines in marketing and advertising costs of $1.2 million and contract labor of $0.7 million. We will continue to seek additional revenue growth by selectively investing in resources and marketing programs that we believe will be scalable and help drive revenue growth.

    General and administrative expenses. General and administrative expenses increased from $37.1 million for the six months ended June 30, 2023 to $37.9 million for the six months ended June 30, 2024, an increase of $0.8 million or 2%. This increase was comprised of several items, which included an increase in computer supplies and licenses of $1.5 million, an increase in contract labor of $0.6 million, an increase in all other costs of $0.6 million and an increase in employee compensation and benefits of $0.1 million. These incremental expenses were offset by an increase in administrative allocations of $1.5 million, a decline in other tax costs of $0.3 million, and a decline in recruitment costs of $0.2 million.
Reorganization costs. Given our current business conditions, we began a process to evaluate and optimize our cost structure through a headcount reduction during the six months ended June 30, 2024. As a result, we recognized reorganization costs of $3.2 million for the six months ended June 30, 2024 compared to $0.1 million for the six months ended June 30, 2023. The costs were primarily related to severance costs associated with initial employee terminations. We are continuing our evaluation and expect to incur additional reorganization costs during the third quarter of 2024, which will be primarily related to severance costs. These reorganization costs are not related to our plans to wind down the offering of services for Oracle PeopleSoft products, as described under “Recent Developments,” above.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Professional fees and other costs of litigation	$4,527	$3,348	$1,179
Litigation costs and related recoveries, net	$4,527	$3,348	$1,179

    Professional fees and other costs associated with litigation increased from $3.3 million for the six months ended June 30, 2023 to $4.5 million for the six months ended June 30, 2024, an increase of $1.2 million. This increase was primarily due to costs incurred for our appeal preparation of the Rimini II decision with the Ninth Circuit on June 5, 2024.

There were no insurance costs and related recoveries, net incurred for either the six months ended June 30, 2023 or for the six months ended June 30, 2024. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable and contractually committed backlog provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II. However, please refer to the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for further information.

    Interest expense. Interest expense increased from $2.7 million for the six months ended June 30, 2023 to $2.8 million for the six months ended June 30, 2024. Interest expense slightly increased primarily due to rising interest rates on our Credit Facilities, which increased from an average interest rate of 6.6% for the six months ended June 30, 2023 to an average interest rate of 7.5% for the six months ended June 30, 2024. These rising interest rates were offset, in part, by a reduction of interest costs during the six months ended June 30, 2024 and 2023, respectively.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the six months ended June 30, 2024, net other income of approximately $2.5 million was comprised primarily of income from cash equivalents and investments of $1.9 million and foreign exchange gains of $1.1 million, This other income was offset, in part, by other expenses of $0.5 million. For the six months ended June 30, 2023, net other income of approximately $0.8 million was comprised primarily of gains from cash equivalents and investments of $1.7 million which were offset, in part, by foreign exchange losses of approximately $0.7 million and other expenses of $0.2 million.

    Income tax expense. We recorded income tax expense of $9.2 million for the six months ended June 30, 2023 compared to an income tax expense of $2.1 million for the six months ended June 30, 2024. For the six months ended June 30, 2024, the primary reason for the decrease in income tax expense was due to a decline of income before taxes of $16.8 million in the current year period compared to the prior year period.

Liquidity and Capital Resources

Overview

    As of June 30, 2024, we had a working capital deficit of $40.3 million and an accumulated deficit of $202.0 million. For the three months ended June 30, 2024, we recorded a net loss of $1.1 million. As of June 30, 2024, we had available cash, cash equivalents and restricted cash of $134.6 million.

On April 30, 2024, we refinanced our Original Credit Facility, which had an outstanding principal balance of $70.9 million, with a new five-year senior secured credit facility (“2024 Credit Facility”) consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. As of June 30, 2024, we had outstanding term loan borrowings under our 2024 Credit Facility of $75.0 million. In addition, we had availability of $35.0 million under our new revolving line of credit. We have a choice of interest rates under the 2024 Credit Facility between (a) SOFR and (b) Base Rate, in each case plus an applicable margin. The applicable margin remains the same as the Original Credit Facility and is based on our Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether we elect SOFR (ranging from 2.75% to 3.50%) or a Base Rate (ranging from 1.75% to 2.5%). Interest on the unused portion of the revolving credit line is at rates of between 25 to 40 basis points, depending on our Consolidated Total Leverage Ratio. Annual minimum principal payments over the five-year term for the 2024 Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the original term.

The 2024 Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. We believe that we are in compliance with these financials covenants for the three months ended June 30, 2024.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our 2024 Credit Facility.

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $240.4 million that is included in current liabilities as of June 30, 2024. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the historical costs of fulfilling our commitments to provide services to clients are currently limited to approximately 41% of the related deferred revenue based on our gross profit percentage of 59% for the three months ended June 30, 2024.

    For the next year, assuming that our operations are not significantly impacted by rising inflation, interest rate increases, other global economic or geopolitical uncertainties, or the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, we believe that cash, cash equivalents and restricted cash of $134.6 million as of June 30, 2024, plus future cash flows from operating activities will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations. Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. Alternatively, we may also consider reducing amounts outstanding under our 2024 Credit Facility to minimize our exposure to rising interest rates. If interest rates continue to increase and adverse economic changes occur, we may not be able to access credit on terms favorable to us, impacting our ability to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our 2024 Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

    For the six months ended June 30, 2024, we generated cash flows from our operating activities of approximately $17.3 million, which was derived from a net income of $0.2 million as well as adjustments to reconcile net income to net cash of approximately $6.8 million and a favorable change in operating assets and liabilities of approximately $10.4 million. We believe that our operating cash flows for the year ending December 31, 2024 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$17,345	$21,749
Investing activities	7,798	(1,140)
Financing activities	1,074	(3,348)

The effect of foreign currency translation changes was unfavorable by $7.4 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively, due to unfavorable foreign exchange impacts related to foreign cash. For the six months ended June 30, 2024, we experienced a significant change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where we operate. The unfavorable foreign currency impact was primarily related to our foreign cash held in Japan and Brazil as those local currencies weakened significantly against the U.S. dollar.

Cash Flows Provided by Operating Activities

    As clients typically prepay us annually for the services which we will provide over the following year or longer, we typically collect cash in advance of the date when the vast majority of the related services are provided.

    For the six months ended June 30, 2024, cash flows provided by operating activities amounted to approximately $17.3 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2024, included a net income of $0.2 million and adjustments to reconcile a net loss to net cash totaling $6.8 million, as well as favorable changes in operating assets and liabilities of $10.4 million, resulting in net cash provided by operating activities of $17.3 million.

For the six months ended June 30, 2024, adjustments to reconcile a net loss to net cash consisted primarily of stock-based compensation expense of $5.0 million, amortization and accretion related to operating lease ROU assets of $2.2 million, depreciation and amortization expense of $1.7 million, accretion and amortization of debt discount and issuance costs of $0.4 million and an unfavorable change in deferred income taxes of $2.6 million. For the six months ended June 30, 2024, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $29.9 million, prepaid expenses, deposits and other assets of $2.1 million and deferred contract costs of $4.2 million. The favorable change to accounts receivable was a result of collecting $222.5 million during the six months ended June 30, 2024 which was offset by billings, net of $185.7 million during the six months ended June 30, 2024. As a result, our days sales outstanding for accounts receivable was 73 days as of June 30, 2024. The favorable change in deferred contract costs was due to capitalizing $5.7 million of commissions and amortizing $9.9 million of deferred contract costs during the six months ended June 30, 2024.

Offsetting these favorable changes were unfavorable changes to accrued liabilities of $7.0 million, deferred revenue of $17.3 million and accounts payable of $1.5 million. The unfavorable use of cash for accrued liabilities related primarily to paying incremental compensation related to bonuses and commissions of $6.2 million during the current period. Regarding the use of cash for deferred revenue, it was due to recognizing $209.9 million in revenue for the current period, which was offset by recording billings, net of $185.7 million during the current period.

For the six months ended June 30, 2023, cash flows provided by operating activities amounted to approximately $21.7 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2023 included net income of $9.9 million, as well as adjustments to reconcile net income to net cash totaling $14.3 million. These two items were offset, in part, by unfavorable changes in operating assets and liabilities of $2.5 million, resulting in net cash provided by operating activities of $21.7 million.

For the six months ended June 30, 2023, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $5.9 million, amortization and accretion related to operating lease ROU assets of $2.2 million, depreciation and amortization expense of $1.2 million, accretion and amortization of debt discount and issuance costs of $0.5 million and deferred income taxes of $4.4 million. For the six months ended June 30, 2023, the changes in operating assets and liabilities, net primarily consisted of favorable changes to accounts receivable of $31.1 million and deferred contract costs of $0.6 million. The favorable change to accounts receivable was a result of collecting $231.5 million during the six months ended June 30, 2023 compared to billings, net of $197.3 million during the six months ended June 30, 2023. As a result, our days sales outstanding for accounts receivable was 78 days as of June 30, 2023. The favorable change in deferred contract costs was due to capitalizing $8.7 million of commissions and amortizing $9.3 million of deferred contract costs during the six months ended June 30, 2023.

The favorable cash sources noted above were offset by unfavorable uses of cash related to changes to accrued liabilities of $17.3 million, deferred revenue of $12.2 million, accounts payable of $3.6 million and prepaid expenses, deposits and other assets of $1.1 million. The unfavorable use of cash for accrued liabilities was due to making payments of $2.5 million related to our reorganization plan, incurring incremental professional fee payments of $5.8 million, and paying incremental compensation related primarily to bonuses and commissions of $3.7 million during the six months ended June 30, 2023. The related use of cash for deferred revenue was due to recognizing $211.9 million of revenue during the period, which was offset by recording billings, net of $197.3 million during the six months ended June 30, 2023.

Cash Flows Provided By (Used In) Investing Activities

    Cash provided by investing activities totaled $7.8 million for the six months ended June 30, 2024 and cash used in investing activities totaled $1.1 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, cash provided by investing activities was primarily driven by proceeds from sales of short-term investments of $6.3 million and maturities of short-term investments of $10.9 million, offset by purchases of short-term investments of $7.5 million and capital expenditures of $2.0 million for leasehold improvements, software development costs, and computer equipment. The capital expenditures of $2.0 million consisted primarily of capitalized software development costs, new computer equipment, and furniture and fixtures in our U.S. entity of $1.4 million and $0.6 million for computer equipment at our foreign locations, primarily in Brazil of $0.2 million and in India of $0.2 million.

For the six months ended June 30, 2023, cash used in investing activities of $1.1 million consisted of investment purchases of $14.7 million and capital expenditures of $2.1 million, which were offset by proceeds from maturities of short-term investments of $15.6 million. The capital expenditures of $2.1 million consisted primarily of new computer equipment and capitalized development costs in our U.S. entity of $1.7 million and for computer equipment at our foreign locations of $0.4 million, primarily in Brazil of $0.2 million and India of $0.1 million.

Cash Flows Provided By (Used In) Financing Activities

    For the six months ended June 30, 2024, cash provided by financing activities of $1.1 million was attributable to proceeds received from the 2024 Credit Facility of $2.9 million, which were offset by principal payments related to the Original Credit Facility of $1.7 million and capital lease payments of $0.2 million.

For the six months ended June 30, 2023, cash utilized in financing activities of $3.3 million was attributable to principal payments related to the Original Credit Facility of $2.3 million, payments to repurchase shares of Common Stock totaling $1.0 million and capital lease payments of $0.2 million. These cash uses were offset by proceeds of $0.1 million received from stock option exercises.

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

We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of June 30, 2024, we had cash and cash equivalents of $37.8 million held by our foreign subsidiaries.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended June 30, 2024 and 2023, we generated approximately 50% and 49% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we evaluate the costs and benefits of entering into future hedge transaction for currencies other than the U.S. Dollar.

As of June 30, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $3.3 million in our Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $3.9 million in our Consolidated Statement of Cash Flows.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

On April 30, 2024, we refinanced our Original Credit Facility, which had an outstanding principal balance of $70.9 million, with a new five-year senior secured credit facility (“2024 Credit Facility”) consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. For the term loan, we have a choice of interest rates between (a) SOFR and (b) a Base Rate (as defined in the 2024 Credit Facility), in each case plus an applicable margin. The applicable margin is based on our Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether we elect SOFR (ranging from 2.75% to 3.5%) or Base Rate (ranging from 1.75% to 2.5%). The revolving line of credit bears interest on the unused portion of the credit line at rates of 25 to 40 basis points, depending on our Consolidated Total Leverage Ratio

Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of June 30, 2024, we had $75.0 million outstanding debt under the 2024 Credit Facility and no borrowings under the revolving line of credit. As of this date, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.8 million in annual interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the 2024 Credit Facility.

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

    In connection with the preparation of this Report, as of June 30, 2024, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, they concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have had a history of losses and may not achieve revenue growth or profitability in the future.
•Our past revenue growth and financial performance are not indicative of future performance, and if our revenue continues to decline, we may not be able to achieve and maintain profitability in future periods.
•We may not be able to effectively manage efforts for future growth or execute such efforts successfully.
•If our retention rates continue to decrease or we do not accurately predict retention rates, our future revenue and results of operations may be harmed.

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
•We may experience fluctuations in our results of operations due to the sales cycles for our products and services, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.
•We may need to change our pricing to compete successfully.
•If we are not able to scale our business systems quickly enough to meet our clients’ changing needs or decrease our costs adequately in response to changing client demand, and if we are not able to manage these changes efficiently, our results of operations could be harmed.
•Our business will be susceptible to risks associated with global operations as our long-term strategy involves further expansion of our sales to clients outside the United States.
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

On January 18, 2024, the Ninth Circuit issued an order lifting the stay of our appeal, and on June 5, 2024, a three-judge panel of the Ninth Circuit heard oral argument on our appeal. As of the date of this Report, a decision on our appeal remains pending.

Also as of the date of this Report, the Court of Appeals has not issued a decision on our motion to stay the Rimini II Injunction. Accordingly, the Rimini II Injunction, as issued by the District Court, is currently stayed by the District Court, meaning that it is not currently effective. The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product and, if effective, would limit, but not fully prohibit, the support services we can provide our clients using Oracle’s PeopleSoft software product. Please refer to the section titled Recent Developments under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report for information regarding our plans to wind down the offering of services for Oracle PeopleSoft products, as described under “Recent Developments,” above.

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

Although we continue to evaluate our liability and exposure, we do not currently believe that it is probable that an award of attorneys’ fees and costs to Oracle will occur. However, our judgment on whether a loss is probable, reasonably possible, or remote, and our estimates of probable loss amounts, may differ from actual results due to the inherent uncertainties associated with predicting the outcome of a decision on Oracle’s motion. It is reasonably possible that the District Court could award Oracle attorneys’ fees and costs in an amount that could have a material adverse impact on our financial position, results of operations and cash flows.

If the Rimini II Injunction becomes effective in its current form, it would impact our delivery of PeopleSoft support services to clients in the future. However, the associated costs are not currently estimable and are required to be recorded when incurred. Accordingly, we have made no associated accrual as of June 30, 2024. Required changes to how support services are delivered to our PeopleSoft clients could have a material adverse impact on our financial position, results of operations and cash flows. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% of our total revenue for the six months ended June 30, 2024.

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

The Rimini II Injunction currently limits, but does not fully prohibit, the support services we can provide clients using Oracle’s PeopleSoft software product. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% of our total revenue for the six months ended June 30, 2024. For the six months ended June 30, 2024, approximately 64% of our total revenue was derived from services provided to our clients using Oracle software products. Although we provide support services for additional Oracle product lines that are not subject to the Rimini I Injunction or the Rimini II Injunction, as well as for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini I Injunction and Rimini II Injunction. Should we not obtain a stay of the Rimini II Injunction pending our appeal of the District Court’s ruling, should our appeal in Rimini II fail or should any additional contempt proceeding on the Rimini I Injunction result in a final order holding us in contempt, implicating processes for which we have not previously modified the way we provide our support services, we could be required to change the way we provide support services to some of our clients, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, and require us to incur additional costs in order to comply with a final Rimini II injunction, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation, other economic challenges and possible recession will be exacerbated for an extended period. Inflation has accelerated in the U.S. and globally. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. In addition, further disruptions in the U.S. banking sector could impact certain of our clients’ ability to access their existing cash, which could also impair their ability to make timely payments to us, adversely affecting our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments, including the economic disruption continuing to be caused by the Israel-Hamas conflict, the Russian invasion of Ukraine in early 2022 and recent political and trade turmoil with China and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

We have had a history of losses and may not achieve revenue growth or profitability in the future. Further, if we are unable to attract new clients or retain and/or sell additional products or services to our existing clients, our revenue growth could be adversely affected.

We recorded a net loss of $1.1 million for the three months ended June 30, 2024, and we had an accumulated deficit of $202.0 million as of June 30, 2024. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

Our past revenue growth and financial performance is not indicative of future performance. If our revenue continues to decline or fails to grow at a rate sufficient to offset expenses associated with efforts to grow, we may not be able to achieve and maintain profitability in future periods. Additionally, we may not be able to effectively manage efforts for future growth or execute these efforts successfully.

While our revenue has generally grown over the last several years, it declined from $106.4 million for the three months ended June 30, 2023 to $103.1 million for the three months ended June 30, 2024, representing a period over period decrease of 3%. Our revenue for any previous quarterly or annual periods should not be relied upon as an indication of our revenue or revenue growth in the future. Further, efforts focused on future growth may not result in increased revenue. We believe growth of our revenue depends on a number of factors, including our ability to:

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

In addition, efforts to encourage growth have placed and may continue to place significant demands on our management and our operational and financial resources. Recent changes to our organizational structure and reductions in our workforce to align our operational needs with our ability to achieve and sustain profitability will necessitate adjustments to our operational, financial and management controls, as well as our reporting systems and procedures. We may not realize, in full or in part, the anticipated benefits, savings and improvements from the recent changes to our organizational structure and associated reductions in workforce if our revenue continues to decline, which could have a material adverse effect on our business.

Further, we believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. However, efforts to encourage growth may make it difficult to maintain our corporate culture. For example, recent changes to our organizational structure and reductions in our workforce may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reorganization to seek alternate employment. We will require the allocation of valuable management resources to manage our reorganizational efforts without undermining our corporate culture of rapid innovation, teamwork and attention to client service that has been central to our growth. Any failure to manage efforts to encourage growth and related organizational changes in a manner that preserves our culture could negatively impact the achievement of our business objectives and our ability to achieve and maintain profitability in future periods.

If our retention rates continue to decrease, or we do not accurately predict retention rates, our future revenue and results of operations may be harmed.

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

We may need to incur additional debt under our 2024 Credit Facility and/or raise additional capital beyond what is available under our 2024 Credit Facility if we cannot fund future growth or service our debt through our operating cash flows. Should this occur, we may not be able to obtain additional debt or additional equity financing on favorable terms, if at all, which could harm our business, results of operations and financial condition. We are also subject to certain restrictions for future financings as discussed in the risk factor “The terms of our 2024 Credit Facility impose operating and financial restrictions on us.” If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of our Common Stock could decline. If we engage in additional debt financings, the holders of the debt securities or lenders would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would adversely impact the short-term price of our Common Stock, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition and reduce the value of our Common Stock.

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

We may experience fluctuations in our results of operations due to the sales cycles for our products and services, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.

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

We may not be able to scale our business systems quickly enough to meet our clients’ changing needs or decrease our costs adequately in response to changing client demand, and if we are not able to manage these changes efficiently, our results of operations could be harmed.

As enterprise software products become more advanced and complex, we will need to devote additional resources to innovating, improving and expanding our offerings to provide relevant products and services to our clients using these more advanced and complex products. In addition, we will need to appropriately scale our internal business systems and our global operations and client engagement teams to serve the changing needs of our client base, particularly as our client demographics expand over time. Any such expansion may be expensive and complex, requiring financial investments, management time and attention. Any failure of or delay in these efforts could adversely affect the quality or success of our services and negatively impact client satisfaction, resulting in potential decreased sales to new clients and possibly lower renewal rates by existing clients. Furthermore, changes in client demand or changes in our product offerings resulting from external events outside of our control, including the Rimini II litigation and the Rimini II Injunction, could require us to alter the scale of our business, including, among other things, implementing additional workforce reductions.

We could face inefficiencies or operational failures as a result of our efforts to scale our infrastructure for any such changes needed for our clients' changing needs or changes in our business. There can be no assurance that any expansion and improvements to our infrastructure and systems or reduction in the scale of our business or workforce will be fully or effectively implemented within budgets or on a timely basis, if at all. Any failure to efficiently scale our business could result in reduced revenue and increased expenditures and adversely impact our operating margins and results of operations.

Because our long-term strategy involves further expansion of our sales to clients outside the United States, our business will be susceptible to risks associated with global operations, including currency exchange rate fluctuations.

A significant component of our long-term strategy involves the further expansion of our operations and client base outside the United States. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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

Furthermore, information systems require constant updates to their security policies, networks, software and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft. We rely on third-party service providers' systems and software to provide our software support, products and services. The failure of any third-party service providers to efficiently and correctly update their software and hardware systems or maintain cybersecurity could result in operational inefficiencies and subject us to expend additional resources and costs which could have a material adverse effect on our operations and profitability.

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

On June 30, 2024, our outstanding indebtedness under our 2024 Credit Facility and finance leases totaled $74.1 million. We may incur substantial additional indebtedness in the future. Our 2024 Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

We expect to depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our 2024 Credit Facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control, including inflation and global economic conditions. Our business may not generate sufficient cash flows from operations in the future, and we may not be able to achieve and maintain profitability in future periods, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not generate adequate resources, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing 2024 Credit Facility, may restrict us from adopting some or any of these alternatives. Our inability to incur additional debt in the future could also delay or prevent a change in control of our Company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could make us more vulnerable to economic downturns and adverse developments in our business. Our current indebtedness and any inability to pay our debt obligations as they come due or an inability to incur additional debt could adversely affect our business and results of operations.

The terms of our 2024 Credit Facility impose operating and financial restrictions on us.

Our 2024 Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our credit agreement. Our 2024 Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Further, we are required under our 2024 Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of June 30, 2024 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our 2024 Credit Facility could result in a default under the 2024 Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the 2024 Credit Facility and the lenders accelerate the amounts outstanding under the 2024 Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our 2024 Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

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

Based on the number of shares of Common Stock outstanding as of June 30, 2024, two of our stockholders have aggregate voting power of 38.0% of our outstanding capital stock. As of June 30, 2024, (i) approximately 26.0% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.0% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer, Chairman of the Board and President. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 39.8% as of June 30, 2024.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the three months ended June 30, 2024, we did not acquire any shares of Common Stock on the open market. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after

December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

There were no repurchases of our Common Stock during the three months ended June 30, 2024.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

During the quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c), except as described below.

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

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Certificate of Amendment Dated June 6, 2024 to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	June 7, 2024
3.3*	Amended and Restated Bylaws of the Registrant	10-Q	001-37397	3.2	November 1, 2023
10.1*	Amended and Restated Credit Agreement dated as of April 30, 2024, by and among Rimini Street, Inc., as borrower, the lenders party thereto and Capital One, National Association, as a lender, swing lender and agent for all lenders	10-Q	001-37397	10.1	May 2, 2024
10.2*	Amended and Restated Guaranty and Security Agreement dated as of April 30, 2024, by and among Rimini Street, Inc., the other grantors named therein and Capital One, National Association, as agent	10-Q	001-37397	10.2	May 2, 2024
31.1†	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2†	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1**	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: July 31, 2024	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer, Chairman of the Board and President
(Principal Executive Officer)

Date: July 31, 2024	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)