Form 10-Q
period 2024-09-30
Rimini Street, Inc.
filed 2024-10-30
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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
Yes ☐ No ☑
The registrant had approximately 90,920,000 shares of its $0.0001 par value common stock outstanding as of October 28, 2024.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$119,494	$115,424
Restricted cash	429	428
Accounts receivable, net of allowance of $1,053 and $656, respectively	66,996	119,430
Deferred contract costs, current	16,637	17,934
Short-term investments	—	9,826
Prepaid expenses and other	25,190	25,647
Total current assets	228,746	288,689
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $20,794 and $18,231, respectively	10,431	10,496
Operating lease right-of-use assets	6,895	5,941
Deferred contract costs, noncurrent	20,836	23,559
Deposits and other	4,743	6,109
Deferred income taxes, net	72,191	59,002
Total assets	$343,842	$393,796
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,093	$5,912
Accounts payable	4,559	5,997
Accrued compensation, benefits and commissions	33,867	38,961
Other accrued liabilities	74,284	18,128
Operating lease liabilities, current	4,384	4,321
Deferred revenue, current	202,281	263,115
Total current liabilities	322,468	336,434
Long-term liabilities:
Long-term debt, net of current maturities	67,959	64,228
Deferred revenue, noncurrent	21,033	23,859
Operating lease liabilities, noncurrent	6,806	6,841
Other long-term liabilities	2,350	1,930
Total liabilities	420,616	433,292
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 90,841 and 89,595 shares, respectively	9	9
Additional paid-in capital	175,125	167,988
Accumulated other comprehensive loss	(5,651)	(4,167)
Accumulated deficit	(245,141)	(202,210)
Treasury stock, at cost	(1,116)	(1,116)
Total stockholders' deficit	(76,774)	(39,496)
Total liabilities and stockholders' deficit	$343,842	$393,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$104,672	$107,453	$314,540	$319,386
Cost of revenue	41,135	40,110	126,230	118,802
Gross profit	63,537	67,343	188,310	200,584
Operating expenses:
Sales and marketing	35,781	35,593	112,299	107,356
General and administrative	16,528	18,384	54,460	55,475
Reorganization costs	1,431	—	4,639	59
Litigation costs and related recoveries:
Litigation expense	58,512	—	58,512	—
Professional fees and other costs of litigation	879	2,127	5,406	5,475
Litigation costs and related recoveries, net	59,391	2,127	63,918	5,475
Total operating expenses	113,131	56,104	235,316	168,365
Operating income (loss)	(49,594)	11,239	(47,006)	32,219
Non-operating income and (expenses):
Interest expense	(1,577)	(1,413)	(4,401)	(4,139)
Other income (expenses), net	(642)	990	1,814	1,799
Income (loss) before income taxes	(51,813)	10,816	(49,593)	29,879
Income taxes	8,713	(4,015)	6,662	(13,171)
Net income (loss)	(43,100)	6,801	(42,931)	16,708
Other comprehensive income
Foreign currency translation gain (loss)	1,555	(1,061)	(9)	(1,011)
Derivative instrument and other adjustments, net of tax	(1,284)	140	(1,475)	302
Comprehensive income (loss)	$(42,829)	$5,880	$(44,415)	$15,999

Net income (loss) attributable to common stockholders	$(43,100)	$6,801	$(42,931)	$16,708

Net income (loss) per share attributable to common stockholders:
Basic	$(0.47)	$0.08	$(0.48)	$0.19
Diluted	$(0.47)	$0.08	$(0.48)	$0.19
Weighted average number of shares of Common Stock outstanding:
Basic	90,776	89,228	90,343	88,942
Diluted	90,776	89,357	90,343	89,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock, Shares
Beginning of period	90,698	89,085	89,595	88,517
Exercise of stock options for cash	—	—	—	57
Restricted stock units vested	143	238	1,246	922
Issuance of Common Stock	—	—	—	75
Retired shares of Common Stock	—	—	—	(248)
End of period	90,841	89,323	90,841	89,323
Total Stockholders' Deficit, beginning of period	$(36,119)	$(62,061)	$(39,496)	$(77,170)
Common Stock, Amount
Beginning of period	9	9	9	9
Exercise of stock options for cash	—	—	—	—
Restricted stock units vested	—	—	—	—
Retired shares of Common Stock	—	—	—	—
End of period	9	9	9	9
Additional Paid-in Capital
Beginning of period	172,951	161,391	167,988	156,401
Stock based compensation expense	2,174	3,131	7,137	9,056
Exercise of stock options for cash	—	—	—	79
Restricted stock units vested	—	—	—	—
Retired shares of Common Stock	—	—	—	(1,014)
End of period	175,125	164,522	175,125	164,522
Accumulated Other Comprehensive Loss
Beginning of period	(5,922)	(3,983)	(4,167)	(4,195)
Other comprehensive income (loss)	271	(921)	(1,484)	(709)
End of period	(5,651)	(4,904)	(5,651)	(4,904)
Accumulated Deficit
Beginning of period	(202,041)	(218,362)	(202,210)	(228,269)
Net income (loss)	(43,100)	6,801	(42,931)	16,708
End of period	(245,141)	(211,561)	(245,141)	(211,561)
Treasury Stock	(1,116)	(1,116)	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(76,774)	$(53,050)	$(76,774)	$(53,050)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(42,931)	$16,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	7,137	9,056
Depreciation and amortization	2,650	2,001
Accretion and amortization of debt discount and issuance costs	600	728
Deferred income taxes	(12,951)	6,263
Amortization and accretion related to operating right of use assets	3,359	3,347
Changes in operating assets and liabilities:
Accounts receivable	51,058	54,112
Prepaid expenses, deposits and other	(196)	(4,339)
Deferred contract costs	4,020	674
Accounts payable	(1,390)	(2,551)
Accrued compensation, benefits, commissions and other liabilities	48,297	(14,702)
Deferred revenue	(60,822)	(57,684)
Net cash provided by (used in) operating activities	(1,169)	13,613
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(2,698)	(3,654)
Payment for purchases of investments	(7,458)	(24,118)
Proceeds from maturities of investments	10,948	23,614
Proceeds from sale of investments	6,336	—
Net cash provided by (used in) investing activities	7,128	(4,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the 2024 Credit Facility	2,938	—
Principal payments on the Original Credit Facility	(2,625)	(3,938)
Payments to repurchase and retire Common Stock	—	(1,014)
Principal payments on capital leases	(267)	(247)
Proceeds from exercise of employee stock options	—	79
Net cash provided by (used in) financing activities	46	(5,120)
Effect of foreign currency translation changes	(1,934)	(5,109)
Net change in cash, cash equivalents and restricted cash	4,071	(774)
Cash, cash equivalents and restricted cash at beginning of period	115,852	109,434
Cash, cash equivalents and restricted cash at end of period	$119,923	$108,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,789	$3,409
Cash paid for income taxes	2,662	4,164
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$34	$669

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

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2023 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2024, and operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2024.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of September 30, 2024, the Company’s current liabilities exceeded its current assets by $93.7 million, and the Company recorded a net loss of $43.1 million for the three months ended September 30, 2024. This was a result of the Company accruing a $58.5 million liability for Oracle’s attorneys’ fees and costs. See Note 8 for further information regarding this accrual.

As of September 30, 2024, the Company had available cash, cash equivalents and restricted cash of $119.9 million. As of September 30, 2024, the Company’s current liabilities included $202.3 million of deferred revenue whereby the costs of fulfilling the Company's commitments to provide services to its clients was approximately 39% of the related deferred revenue for the three months ended September 30, 2024.

On April 30, 2024, the Company amended its $90 million five-year term loan (the “Original Credit Facility”) into a new five-year term loan of $75 million (the “2024 Credit Facility,” and together with the Original Credit Facility, the “Credit Facilities”). Annual minimum principal payments over the five-year term for the 2024 Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company's 2024 Credit Facility and the Original Credit Facility.

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $1.9 million. During the three months ended September 30, 2024, the global economy continued to experience interest rate and inflationary pressures, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 8, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including 2024 Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

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

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred contract costs, current and noncurrent, as of the beginning of period	$37,307	$40,106	$41,493	$40,726
Capitalized commissions during the period	5,015	4,913	10,753	13,630
Amortized deferred contract costs during the period	(4,849)	(4,966)	(14,773)	(14,303)
Deferred contract costs, current and noncurrent, as of the end of period	$37,473	$40,053	$37,473	$40,053

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred revenue, current and noncurrent, as of the beginning of period	$262,793	$285,324	$286,974	$299,921
Billings, net	65,193	60,528	250,880	257,864
Revenue recognized	(104,672)	(107,453)	(314,540)	(319,386)
Deferred revenue, current and noncurrent, as of the end of period	$223,314	$238,399	$223,314	$238,399

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of September 30, 2024, remaining performance obligations amounted to $574.6 million, of which $223.3 million was billed and recorded as deferred revenue. As of September 30, 2023, remaining performance obligations amounted to $550.1 million, of which $238.4 million was billed and recorded as deferred revenue.

Deferred revenue is a contract liability that consists of billings issued that are non-cancellable and payments received in advance of revenue recognition. The Company typically invoices its customers at the beginning of the contract term, in annual and multi-year installments. Deferred revenue is recognized as the Company satisfies its performance obligations over the term

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the contracted service period. The Company expects to recognize revenue on approximately $202.3 million of deferred revenue over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities, including Accrued Reorganization Costs

Other accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued sales and other taxes	$5,295	$7,963
Accrued professional fees	3,187	3,551
Accrued reorganization costs	697	—
Current maturities of capital lease obligations	382	360
Income taxes payable	910	1,771
Accrued litigation costs	58,845	82
Other accrued expenses	4,968	4,401
Total other accrued liabilities	$74,284	$18,128

During the second quarter of 2024, the Company began a process to optimize its cost structure. The reorganization activity consisted of the following (in thousands):

Nine Months Ended September 30,
2024
Accrued reorganization costs, as of the beginning of period	$—
Charges	4,639
Cash Payments	(3,945)
Foreign currency impact	3
Accrued reorganization costs, as of the end of period	$697

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Credit Facilities	$71,052	$70,140
Less current maturities	(3,093)	(5,912)
Long-term debt, net of current maturities	$67,959	$64,228

For the three and nine months ended September 30, 2024, the Company made principal payments under the Credit Facilities totaling $0.9 million and $2.6 million, respectively. For the three and nine months ended September 30, 2023, the Company made quarterly principal payments under the Original Credit Facility totaling $1.7 million and $3.9 million, respectively.

On April 30, 2024, the Company refinanced its Original Credit Facility, which had an outstanding principal balance of $70.9 million, with the 2024 Credit Facility, a new five-year senior secured credit facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. For the term loan, the Company has a choice of interest rates between (a) the Secured Overnight Financing Rate (“SOFR”) and (b) a Base Rate (as defined in the 2024 Credit Facility), in each case plus an

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

applicable margin. The applicable margin is based on the Company’s Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether the Company elects SOFR (ranging from 2.75% to 3.5%) or Base Rate (ranging from 1.75% to 2.5%). The revolving line of credit bears interest on the unused portion of the credit line at rates of 25 to 40 basis points, depending on the Company’s Consolidated Total Leverage Ratio. Annual minimum principal payments over the five-year term for the 2024 Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

The refinancing was accounted for as a debt modification under ASC 470-50 as the terms of the 2024 Credit Facility were not substantially different than the terms of the Original Credit Facility. Under debt modification accounting, third party costs are expensed as incurred. During the nine months ended September 30, 2024, the Company expensed $0.2 million in third party transaction costs in connection with the modification. Fees paid to the creditor of $1.1 million were included with the remaining unamortized discount from the Original Credit Facility and are being amortized as an adjustment to interest expense over the remaining term of the 2024 Credit Facility.

Pursuant to a Guaranty and Security Agreement, dated April 30, 2024, among the Credit Parties (as defined in the 2024 Credit Facility) and Capital One, National Association, as agent (the “2024 Guaranty and Security Agreement”), the obligations under the 2024 Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured, subject to customary permitted liens and exceptions, by a lien on substantially all assets of the Credit Parties.

The 2024 Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash.

In February 2023, the Company amended its Original Credit Facility. The amendment implemented, among other things, certain changes in the reference rate from the London Interbank Offered Rate (“LIBOR”) to SOFR. As of February 28, 2023, the Company had a choice of interest rates between (a) Adjusted Term SOFR and (b) Base Rate (as defined in the Original Credit Facility), in each case plus an applicable margin. The applicable margin was based on the Company’s Consolidated Leverage Ratio (as defined in the Original Credit Facility) and whether the Company elected Adjusted Term SOFR (ranging from 1.75 to 2.50%) or Base Rate (ranging from 0.75 to 1.50%).

For the three months ended September 30, 2024 and 2023, the average interest rate under both the 2024 Credit Facility and the Original Credit Facility was 8.1% and 7.1%, respectively. For the nine months ended September 30, 2024 and 2023, the average interest rate under both the 2024 Credit Facility and the Original Credit Facility was 7.7% and 6.8%, respectively.

The fair value of the 2024 Credit Facility was $75.0 million (Level 2 inputs) as of September 30, 2024 compared to the carrying value of $71.1 million as of September 30, 2024. The fair value of the Original Credit Facility was $73.1 million (Level 2 inputs) as of December 31, 2023 compared to the carrying value of $72.3 million as of December 31, 2023.

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

Under the 2024 Credit Facility, the Company has $35.0 million in available borrowings under the revolving line of credit as of September 30, 2024. There were no borrowings under the revolving line of credit during the three months ended September 30, 2024.

Interest Expense

The components of interest expense are presented below (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Credit Facilities:
Interest expense	$1,378	$1,147	$3,723	$3,351
Accretion expense related to discount and issuance costs	166	245	600	728
Interest on finance leases and other	33	21	78	60
	$1,577	$1,413	$4,401	$4,139

For both the three months ended September 30, 2024 and 2023, interest expense included a reduction related to interest rate swap payments received of $0.2 million, respectively.

For both the nine months ended September 30, 2024 and 2023, interest expense included a reduction related to the interest rate swap payments received of $0.6 million, respectively.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Retired

During the three and nine months ended September 30, 2024, the Company did not acquire any shares of its Common Stock. During the three and nine months ended September 30, 2023, the Company acquired 0.2 million shares of its Common Stock at a cost of $1.0 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

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

For additional information about the Stock Plans, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K. The information presented below provides an update for activity under the Stock Plans for the three and nine months ended September 30, 2024.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized compensation expense related to PSUs of $0.2 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized expense of $1.0 million and $0.7 million, respectively. As of September 30, 2024, the unrecognized expense of $0.8 million net of forfeitures is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 1.5 years.

Restricted Stock Units

For the nine months ended September 30, 2024, the Board of Directors granted RSUs under the 2013 Plan to employees for an aggregate of approximately 1.7 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $2.63 per share, the aggregate fair value for the shares underlying the RSUs amounted to $4.5 million as of the grant date that will be recognized as compensation cost over the vesting period.

For the three months ended September 30, 2024 and 2023, the Company recognized compensation expense related to RSUs of approximately $1.3 million and $1.8 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized compensation expense related to RSUs of approximately $3.8 million and $5.7 million, respectively. As of September 30, 2024, the unrecognized expense of $4.7 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.7 years.

Stock Options

For the nine months ended September 30, 2024, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.9 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the Stock Plans for the nine months ended September 30, 2024 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2023	7,800	$5.77	5.9
Granted	877	2.59
Forfeited	(331)	4.82
Expired	(1,000)	5.91
Outstanding, September 30, 2024 (3)(4)	7,346	5.41	6.0
Vested, September 30, 2024 (3)	4,820	6.20	4.6

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire in years.
(3)As of September 30, 2024, the aggregate intrinsic value of all stock options outstanding was $3 thousand. As of September 30, 2024, there was no aggregate intrinsic value related to the vested stock options.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.3 million shares as of September 30, 2024.

The aggregate fair value of approximately 0.9 million stock options granted for the nine months ended September 30, 2024 amounted to $1.4 million, or $1.61 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the nine months ended September 30, 2024, the fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected life (in years)	6.0
Volatility	64%
Dividend yield	0%
Risk-free interest rate	4.34%
Fair value per share of Common Stock on date of grant	$2.59

As of September 30, 2024 and December 31, 2023, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $3.1 million and $4.6 million, respectively. As of September 30, 2024, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.7 years.

Shares Available for Grant

The following table presents activity affecting the total number of shares available for grant under the 2013 Plan for the nine months ended September 30, 2024 (in thousands):

Available, December 31, 2023	8,481
Newly authorized by Board of Directors	3,584
Stock options granted	(877)
RSUs and PSUs granted	(2,815)
Expired options under Stock Plans	1,000
Forfeited options under Stock Plans	331
Forfeited RSUs and PSUs under Stock Plans	397
Available, September 30, 2024	10,101

Stock-Based Compensation Expense

Stock-based compensation expense attributable to PSUs, RSUs and stock options is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$373	$503	$1,348	$1,423
Sales and marketing	566	817	1,546	2,067
General and administrative	1,235	1,811	4,243	5,566
Total	$2,174	$3,131	$7,137	$9,056

Warrants

As of September 30, 2024, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. For additional information about these warrants, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K.

NOTE 7 — INCOME TAXES

For the three months ended September 30, 2024 and 2023, the Company’s effective tax rate was 16.8% and 37.1%, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s effective tax rate was 13.4% and 44.1%, respectively. The Company’s income tax benefit (expense) was attributable to the income (loss) before income taxes, which was offset, in part, to earnings in the foreign jurisdictions subject to income taxes and foreign withholding taxes. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended September 30, 2024 and 2023.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For additional information about income taxes, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company’s purchase commitments as of September 30, 2024 are primarily related to agreements to purchase services in the ordinary course of business. During the three months ended September 30, 2024, the Company executed an agreement associated with an existing supplier that increased the Company’s minimum purchase obligations by $1.5 million through September 2027. As of September 30, 2024, the total minimum purchase obligations totaled $10.8 million. There have been no other material changes outside the normal course of business to the Company’s non-cancellable purchases commitments. For additional information, please refer to Note 10 to the Company’s Consolidated Financial Statements for the year ended December 31, 2023, included in Part II, Item 8 of the 2023 Form 10-K.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended September 30, 2024 and 2023, the Company’s matching contributions to these plans totaled $0.8 million and $1.0 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s matching contributions to these plans totaled $2.7 million and $2.6 million, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2022, Oracle withdrew all of its monetary damages claims against the Company and the Company’s Chief Executive Officer, Chairman of the Board and President, Mr. Ravin, in Rimini II and moved to proceed with a bench trial instead of a jury trial for its claims for equitable relief.

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

In July 2023, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by a permanent injunction against the Company (the “Rimini II Injunction”) which is subject to an administrative stay and is not currently effective. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and J.D. Edwards products, further ordering that the Company was entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, enjoining the Company from making certain statements and prohibiting certain actions in connection with the manner of marketing, selling and providing services to clients of the Oracle products in question as further described below, and on indirect and vicarious copyright infringement claims against the Company’s Chief Executive Officer, Chairman of the Board and President, Mr. Ravin. The District Court denied the Company’s California Unfair Competition Law claim and other declaratory judgment claims.

In July 2023, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 2023 Rimini II judgment and Injunction and filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending the Company’s appeal of the Rimini II judgment and Injunction.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2023, Oracle filed a motion with the District Court requesting attorneys’ fees and costs of approximately $70.6 million relating to the Rimini II litigation. The Company filed its opposition to Oracle’s motion in February 2024. In its opposition, the Company argued that the District Court should deny Oracle’s motion in its entirety. The Company further argued that, should the District Court award any attorneys’ fees to Oracle, such fees should not have exceeded $14.5 million. Following Oracle’s filing of a reply brief in March 2024, the matter was under consideration for determination by the District Court. On September 23, 2024, the District Court issued its order on Oracle’s motion for attorneys’ fees and costs, granting in part the motion and denying in part the motion. The District Court awarded Oracle $58.2 million in attorneys’ fees and $0.3 million in costs. As of September 30, 2024, the Company accrued $58.5 million related to this matter and paid Oracle in full on October 22, 2024. On September 24, 2024, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s award of attorneys’ fees and costs to Oracle. As of the date of this Report, the Company’s appeal remains pending. The Company’s opening brief is due on January 21, 2025, and Oracle’s answering brief is due February 20, 2025. The Company’s optional reply brief is due 21 days after Oracle files its answering brief.

While the Company plans to continue to vigorously pursue its appeal of the District Court’s award of attorneys’ fees and costs to Oracle in the Rimini II litigation, it is unable to predict the timing or outcome of this matter. No assurance is or can be given that the Company will prevail in its appeal.

If the Rimini II Injunction becomes effective in its current form, it would impact the Company’s delivery of PeopleSoft support services to clients in the future, as well as potentially impact the Company’s previously announced plans to wind down the offering of services for Oracle PeopleSoft products. However, the associated costs are not currently estimable and are required to be recorded when incurred. Accordingly, the Company has made no accrual as of September 30, 2024. Any required changes to how support services are delivered to the Company’s PeopleSoft clients could have a material adverse impact on the

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s financial position, results of operations and cash flows. The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 8% of the Company’s total revenue for the three and nine months ended September 30, 2024.

The Company reserves all rights, including appellate rights, with respect to the District Court’s rulings in Rimini II and the Rimini II Injunction, including the award of attorneys’ fees and costs to Oracle.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $8.7 million and $9.3 million as of September 30, 2024 and December 31, 2023, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of September 30, 2024, ASP owned approximately 25.9% of the Company’s issued and outstanding shares of Common Stock.

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

For the three and nine months ended September 30, 2024 and 2023, basic and diluted net earnings per share of Common Stock were computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income (loss) attributable to common stockholders (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) attributable to common stockholders:
Net income (loss)	$(43,100)	$6,801	$(42,931)	$16,708

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average number of shares of Common Stock outstanding:
Basic	90,776	89,228	90,343	88,942
Stock options	—	—	—	18
PSUs	—	—	—	—
RSUs	—	129	—	362
Diluted	90,776	89,357	90,343	89,322
Net income (loss) per share attributable to common stockholders:
Basic	$(0.47)	$0.08	$(0.48)	$0.19
Diluted	$(0.47)	$0.08	$(0.48)	$0.19

The following potential Common Stock equivalents were excluded from the computation of diluted net income (loss) per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs and PSUs	3,156	2,767	2,979	1,270
Stock options	7,405	8,358	7,448	7,830
Warrants	3,440	3,440	3,440	3,440
Total	14,001	14,565	13,867	12,540

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

Investments

All of the Company’s investments as of September 30, 2024 are classified as cash equivalents. During the three months ended March 31, 2024, the Company transferred its investments in U.S. Federal agency bonds and U.S. treasury notes into other highly liquid interest-earning investments with maturities of less than three months. The fair values of these investments approximate their carrying values and are considered Level 1 assets.

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. In general, investments with original maturities of greater than three months and remaining

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives

On April 30, 2024, the Company amended its interest rate swap agreement to match the new five-year team in connection with the 2024 Credit Facility. The new interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of September 30, 2024. The modification of the interest rate swap agreement did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company's interest rate swap agreement as of September 30, 2024, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be a liability of $0.8 million as of September 30, 2024.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification			September 30, 2024	December 31, 2023
Interest rate swap	Deposits and other			$—	$891
	Other long-term liabilities			811	—
	Accumulated other comprehensive income (loss)			(762)	713
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Income Statement Classification	2024	2023	2024	2023
Interest rate swap	Interest expense (benefit)	$(167)	$(235)	$(603)	$(600)

Significant Concentrations

The Company attributes revenues to geographic regions based on the location of its clients’ contracting entities. The following table shows revenues by geographic region (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States of America	$51,588	$55,740	$156,850	$163,146
International	53,084	51,713	157,690	156,240
Total	$104,672	$107,453	$314,540	$319,386

For the three and nine months ended September 30, 2024, Japan represented 10.3% and 9.9% of total revenue, respectively. No clients represented more than 10% of revenue for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, no clients accounted for more than 10% of total net accounts receivable. The Company tracks its assets by physical location. As of September 30, 2024 and December 31, 2023, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $3.4 million and $4.3 million, respectively. As of September 30, 2024, the Company had operating lease right-of-use assets of $4.4 million, $1.8 million and $0.7 million in the United States, India and the rest of the world, respectively. As of December 31, 2023, the Company had operating lease right-of-use assets of $3.0 million, $2.0 million and $0.9 million in the United States, India and the rest of the world, respectively.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2024 and December 31, 2023, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $33.4 million and $48.9 million, respectively. In addition, as of September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents with three other single financial institutions of $65.1 million and $51.7 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had restricted cash of $0.4 million. The Company has never experienced any losses related to these balances.

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

NOTE 12 - LEASES

The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon 30-days’ notice with a penalty. The Company’s leases have various remaining lease terms ranging from November 2024 to February 2030. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company's discretion. The Company’s lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of September 30, 2024, the Company has one additional operating lease with a net present value of $1.7 million that will commence in October 2024.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense related to ROU assets and liabilities	$1,137	$1,109	$3,359	$3,347
Other lease expense	206	318	500	491
Total lease expense	$1,343	$1,427	$3,859	$3,838

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	September 30, 2024	December 31, 2023
Operating lease right-of-use assets, noncurrent	$6,895	$5,941

	September 30, 2024	December 31, 2023
Operating lease liabilities, current	$4,384	$4,321
Operating lease liabilities, noncurrent	6,806	6,841
Total operating lease liabilities	$11,190	$11,162

Weighted Average Remaining Lease Term	Years
Operating leases	2.96
Weighted Average Discount Rate
Operating leases	8.7%

Maturities of operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Year Ending September 30,
2025	$1,473
2026	4,616
2027	3,797
2028	1,231
2029	950
Thereafter	522
Total future undiscounted lease payments	12,589
Less imputed interest	(1,399)
Total	$11,190

For the three months ended September 30, 2024 and 2023, the Company paid $1.4 million and $1.3 million, respectively, for operating lease liabilities. For both the nine months ended September 30, 2024 and 2023, the Company paid $4.2 million, respectively, for operating lease liabilities.

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
•the impact of any macro-economic trends, including inflation, changing interest rates and changes in foreign exchange rates;
•the volatility of our stock price and related compliance with stock exchange requirements;
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
•changes in laws or regulations, including tax laws or unfavorable outcomes of tax positions we take, a failure by us to establish adequate reserves for tax events or our ability to realize benefits from our net operating losses;
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
•future acquisitions of or investments in complementary businesses, products, subscriptions or technologies;
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

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. Also the costs associated with running and supporting these systems, system failure and downtime, security exposure, system integration and monitoring, and maintaining the tax, legal and regulatory compliance of these software systems have each contributed to increases in both actual spend and as a percentage of the typical full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business. The majority of our revenue through September 30, 2024, was generated from our support solutions.

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

    As of September 30, 2024, we employed approximately 2,070 professionals and supported over 3,090 active clients globally, including 76 Fortune 500 companies and 22 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

    Our subscription-based revenue provides a foundation for, and visibility into, future period results. For the three months ended September 30, 2024 and 2023, we generated revenue of $104.7 million and $107.5 million, respectively, representing a decrease of 3%. During the three months ended September 30, 2024, we recorded a net loss of $43.1 million, and as of September 30, 2024, we had an accumulated deficit of $245.1 million. Approximately 49% and 52% of our revenue was generated in the United States for the three months ended September 30, 2024 and 2023, respectively. Approximately 51% and

48% of our revenue was generated in foreign jurisdictions for the three months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024, we announced that we would wind down services for Oracle PeopleSoft products and began the wind down project. The wind down includes our Rimini Support™, Rimini Manage™ and Rimini Consult™ services for Oracle PeopleSoft products. As we provide services for Oracle PeopleSoft products to clients globally, the wind-down process is expected to take place over several phases. We expect significant reductions in Oracle PeopleSoft-related revenue over time, but it is unclear when we will be able to cease providing all Oracle PeopleSoft services. Revenue related to providing services for Oracle PeopleSoft products accounted for approximately $24.9 million, or 8% of revenue, for the nine months ended September 30, 2024 and $27.6 million, or 9% of revenue, for the nine months ended September 30, 2023, respectively.

    Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Global Economic Uncertainty

We have experienced some clients not renewing our services due to the adverse impact on their businesses from current global economic uncertainty, as well as by the economic disruption continuing to be caused by the Israel-Hamas conflict, the Russian invasion of Ukraine in early 2022 and recent political and trade turmoil with China, amongst other global challenges. While we do not physically operate in Russia, Ukraine or in mainland China, we do have operations in Israel. These global events, together with inflationary pressures, have negatively impacted the global economy, causing the U.S. Federal Reserve to raise interest rates in 2022 and reduce interest rates in September 2024. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of economic disruptions described above had a significant net impact on our revenue or results of operations during the three and nine months ended September 30, 2024.

The extent to which rising inflation, interest rate changes and continuing global economic and geopolitical uncertainty impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict, including continued governmental and business actions in response to increasing global economic and geopolitical uncertainty. As such, the effects of rising inflation, interest rate increases and other negative impacts on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

Recent Developments

Reference is made to Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of recent developments regarding our litigation with Oracle, including the award of $58.5 million in attorneys’ fees and costs to Oracle in the Rimini II litigation matter referenced above.

Key Business Metrics

Number of clients

    Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of September 30, 2024 and 2023, we had 3,097 and 3,099 active clients, respectively.

    We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of September 30, 2024 and 2023, we had 1,577 and 1,547 unique clients, respectively.

    The increase in our unique client count was due to obtaining new unique client contracts. In contrast, our active client count has declined slightly as the number of specific products and services which we are supporting for our unique clients has decreased as clients are retaining fewer of their respective products and services. In addition, we intend to focus future growth on both new and existing clients. We believe that the growth in our number of our unique clients is an indication that we can grow our enterprise software products and services in the future.

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

    Our annualized recurring revenue was $402 million and $416 million as of September 30, 2024 and 2023, respectively. The decline reflects the recent reduction in client retention.

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

    We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 89% and 94% for the 12 months ended September 30, 2024 and 2023, respectively. The decline in our revenue retention rate for the 12 months ended September 30, 2024 was due to attrition during the trailing twelve months, as certain clients did not renew specific subscriptions due to a variety of reasons; however, in some cases these clients maintained or added subscriptions for other products and services. Our net billings during the three months ended September 30, 2024 increased $4.7 million compared to the three months ended September 30, 2023, primarily because we were able to increase client invoicing during the current period. However, our net billing for the nine months ended September 30, 2024 decreased $7.0 million compared to the nine months ended September 30, 2023 as a result of clients not renewing some services.

Gross profit margin

    We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

    We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 60.7% and 62.7% for the three months ended September 30, 2024 and 2023, respectively. Our gross profit margin declined for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to our continued investments in delivery of our products and services, larger contribution from lower margin products and services, as well as an overall decline in revenue.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

Our consolidated statements of operations for the three months ended September 30, 2024 and 2023, are presented below (in thousands):

	Three Months Ended September 30,		Variance
	2024	2023	Amount	Percent
Revenue	$104,672	$107,453	$(2,781)	(2.6)%
Cost of revenue:
Employee compensation and benefits	25,756	25,904	(148)	(0.6)%
Engineering consulting costs	6,375	6,192	183	3.0%
Administrative allocations (1)	4,093	3,520	573	16.3%
All other costs	4,911	4,494	417	9.3%
Total cost of revenue	41,135	40,110	1,025	2.6%
Gross profit	63,537	67,343	(3,806)	(5.7)%
Gross profit margin	60.7%	62.7%
Operating expenses:
Sales and marketing	35,781	35,593	188	0.5%
General and administrative	16,528	18,384	(1,856)	(10.1)%
Reorganization costs	1,431	—	1,431	N/A
Litigation costs and related recoveries, net	59,391	2,127	57,264	2,692.2%
Total operating expenses	113,131	56,104	57,027	101.6%
Operating income (loss)	(49,594)	11,239	(60,833)	(541.3)%
Non-operating income and (expenses):
Interest expense	(1,577)	(1,413)	(164)	11.6%
Other income (expenses), net	(642)	990	(1,632)	(164.8)%
Income (loss) before income taxes	(51,813)	10,816	(62,629)	(579.0)%
Income taxes	8,713	(4,015)	12,728	(317.0)%
Net income (loss)	$(43,100)	$6,801	$(49,901)	(733.7)%

-
(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue declined from $107.5 million for the three months ended September 30, 2023 to $104.7 million for the three months ended September 30, 2024, a decrease of $2.8 million or 3%. Although there was an increase in the average number of unique clients from 1,532 for the three months ended September 30, 2023 to 1,555 for the three months ended September 30, 2024, revenue declined primarily due to the attrition of some large client contracts as certain clients did not renew specific subscriptions in prior periods due to varying reasons, which is now being reflected in our revenue within the current period. On a geographic basis, United States revenue declined from $55.7 million for the three months ended September 30, 2023 to $51.6 million for the three months ended September 30, 2024, a decrease of $4.2 million or 7%. Our international revenue grew from $51.7 million for the three months ended September 30, 2023 to $53.1 million for the three months ended September 30, 2024, an increase of $1.4 million or 3%.

    Cost of revenue. Cost of revenue increased from $40.1 million for the three months ended September 30, 2023 to $41.1 million for the three months ended September 30, 2024, an increase of $1.0 million or 3%. The key drivers related to the cost of revenue increase were a $0.6 million increase in administrative allocations, a $0.4 million increase in all other costs and a $0.2 million increase in engineering consulting costs. These increases were offset, in part, by a decline in employee compensation and benefits of $0.1 million.

As discussed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by the “Rimini II Injunction” on July 24, 2023. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products. As a result of the findings, we are likely to incur additional expenses for incremental labor costs and other contingencies in order to comply with the District Court’s Rimini II Injunction as we commence the process of winding down the offering of services for Oracle PeopleSoft products over time. Due to the large number of uncertainties surrounding the outcome of the appeal, we are unable to determine the final impact on future period costs until a decision is rendered. Any adverse outcome in our ongoing judicial proceedings could have a material adverse effect on our results of operations.

    Gross profit. Gross profit decreased from $67.3 million for the three months ended September 30, 2023 to $63.5 million for the three months ended September 30, 2024, a decrease of $3.8 million or 6%. Gross profit margin for the three months ended September 30, 2023 was 62.7% compared to 60.7% for the three months ended September 30, 2024. For the three months ended September 30, 2024, the total cost of revenue increased by 3% compared to a decline in revenue of 3% for the three months ended September 30, 2024. As a result, our gross profit margin declined by 200 basis points period over period. We expect margin pressures in the short-term as our ability to increase revenue remains challenged by a lack of new client contracts combined with unfavorable mix and continued investment in our new products and services.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 34% and 33% for the three months ended September 30, 2024 and 2023, respectively. In dollar terms, sales and marketing expenses increased from $35.6 million for the three months ended September 30, 2023 to $35.8 million for the three months ended September 30, 2024, an increase of $0.2 million or 0.5%. This increase was primarily due to an increase in employee compensation and benefits of $0.4 million, an increase of administrative allocations and all other costs of $0.8 million. These increases were offset by declines in marketing and advertising costs of $0.6 million and contract labor of $0.5 million. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

    General and administrative expenses. General and administrative expenses decreased from $18.4 million for the three months ended September 30, 2023 to $16.5 million for the three months ended September 30, 2024, a decrease of $1.9 million or 10%. This decrease was comprised of several items, which included a decrease in salaries, wages, bonuses and benefits of $2.1 million, an increase in administrative allocations of $1.0 million, a decline in sales and other taxes of $0.1 million and a decrease of travel expenses of $0.1 million. These favorable variances were offset by an increase in computer supplies, software and license costs of $1.0 million, an increase in all other costs of $0.2 million, an increase in professional fees of $0.1 million and an increase in facility costs of $0.1 million.
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

Reorganization costs. Given our current business conditions, we began a process to evaluate and optimize our cost structure through a headcount reduction during the nine months ended September 30, 2024. As a result, we recognized reorganization costs of $1.4 million for the three months ended September 30, 2024 compared to none for the three months ended September 30, 2023. The costs were primarily related to severance costs associated with employee terminations. We are continuing our evaluation and expect to incur additional reorganization costs during the fourth quarter of 2024, which will be primarily related to severance costs. These reorganization costs are not related to our plans to wind down the offering of services for Oracle PeopleSoft products as described above.

    Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Litigation expense	$58,512	$—	$58,512
Professional fees and other costs of litigation	879	2,127	(1,248)
Litigation costs and related recoveries, net	$59,391	$2,127	$57,264

Litigation expense increased from no expense for the three months ended September 30, 2023 to $58.5 million for the three months ended September 30, 2024. On September 23, 2024, the District Court issued its order on Oracle’s motion for attorneys’ fees and taxable costs. The District Court awarded Oracle $58.2 million in attorneys’ fees and $0.3 million in costs. As a result, we have accrued $58.5 million related to this matter for the three months ended September 30, 2024.

Professional fees and other costs associated with litigation decreased from $2.1 million for the three months ended September 30, 2023 to $0.9 million for the three months ended September 30, 2024, a decrease of $1.2 million. This decrease was primarily due to the timing of when the costs were incurred related to our appeal of the Rimini II decision with the Ninth Circuit.

There were no insurance costs and related recoveries, net incurred for either the three months ended September 30, 2023 or for the three months ended September 30, 2024. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable, contractually committed backlog and borrowing capacity under our 2024 Credit Facility provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II. However, please refer to the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for further information.

    Interest expense. Interest expense increased from $1.4 million for the three months ended September 30, 2023 to $1.6 million for the three months ended September 30, 2024. Interest expense slightly increased primarily due to rising interest rates on our Credit Facilities, which increased from an average interest rate of 7.1% for the three months ended September 30, 2023 to an average interest rate of 8.1% for the three months ended September 30, 2024.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended September 30, 2024, net other expenses of approximately $0.6 million was comprised primarily of foreign exchange losses of $1.7 million and other expenses of $0.1 million, which were offset by interest income from cash and cash equivalents of $1.1 million. For the three months ended September 30, 2023, net other income of approximately $1.0 million was comprised primarily of gains from cash equivalents and investments of $1.1 million which were offset, in part, by foreign exchange losses of approximately $0.1 million.

    Income taxes. We had an income tax expense of $4.0 million for the three months ended September 30, 2023 compared to an income tax benefit of $8.7 million for the three months ended September 30, 2024. For the three months ended September 30, 2024, the primary reason for the change in income taxes was due to a decrease of income (loss) before taxes of $62.6 million in the current year period compared to the prior year period.

Comparison of Nine Months Ended September 30, 2024 and 2023

Our consolidated statements of operations for the nine months ended September 30, 2024 and 2023, are presented below (in thousands):

	Nine Months Ended September 30,		Variance
	2024	2023	Amount	Percent
Revenue	$314,540	$319,386	$(4,846)	(1.5)%
Cost of revenue:
Employee compensation and benefits	80,957	76,478	4,479	5.9%
Engineering consulting costs	18,905	19,269	(364)	(1.9)%
Administrative allocations (1)	12,324	10,659	1,665	15.6%
All other costs	14,044	12,396	1,648	13.3%
Total cost of revenue	126,230	118,802	7,428	6.3%
Gross profit	188,310	200,584	(12,274)	(6.1)%
Gross profit margin	59.9%	62.8%
Operating expenses:
Sales and marketing	112,299	107,356	4,943	4.6%
General and administrative	54,460	55,475	(1,015)	(1.8)%
Reorganization costs	4,639	59	4,580	7,762.7%
Litigation costs and related recoveries, net	63,918	5,475	58,443	1,067.5%
Total operating expenses	235,316	168,365	66,951	39.8%
Operating income	(47,006)	32,219	(79,225)	(245.9)%
Non-operating income and (expenses):
Interest expense	(4,401)	(4,139)	(262)	6.3%
Other income (expenses), net	1,814	1,799	15	0.8%
Income before income taxes	(49,593)	29,879	(79,472)	(266.0)%
Income taxes	6,662	(13,171)	19,833	(150.6)%
Net income (loss)	$(42,931)	$16,708	$(59,639)	(356.9)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue declined from $319.4 million for the nine months ended September 30, 2023 to $314.5 million for the nine months ended September 30, 2024, a decrease of $4.8 million or 2%. Although there was a 2% increase in the average number of unique clients from 1,520 for the nine months ended September 30, 2023 to 1,545 for the nine months ended September 30, 2024, revenue declined primarily due to the attrition of some large client contracts as certain clients did not renew specific subscriptions in prior periods due to varying reasons, which is now being reflected in our revenue during the current period. On a geographic basis, United States revenue declined from $163.1 million for the nine months ended September 30, 2023 to $156.9 million for the nine months ended September 30, 2024, a decrease of $6.3 million or 4%. Our international revenue grew from $156.2 million for the nine months ended September 30, 2023 to $157.7 million for the nine months ended September 30, 2024, an increase of $1.5 million or 1%.

    Cost of revenue. Cost of revenue increased from $118.8 million for the nine months ended September 30, 2023 to $126.2 million for the nine months ended September 30, 2024, an increase of $7.4 million or 6%. The key drivers related to the cost of revenue increase were a $4.5 million increase in employee compensation and benefits to support an average headcount increase of 16%, a $1.7 million increase in administrative allocations and a $1.6 million increase in all other costs. These cost increases were offset by a $0.4 million decline in engineering consulting costs.

    Gross profit. Gross profit decreased from $200.6 million for the nine months ended September 30, 2023 to $188.3 million for the nine months ended September 30, 2024, a decrease of $12.3 million or 6%. Gross profit margin for the nine months ended September 30, 2023 was 62.8% compared to 59.9% for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, the total cost of revenue increased by 6%, primarily due to an increase in average headcount of 16% compared to a decline in revenue of 2% for the nine months ended September 30, 2024. As a result, our gross profit margin declined by 290 basis points period over period. We expect margin pressures as our ability to increase revenue remains challenged by a lack of new client contracts combined with unfavorable mix and continued investment in our new products and services.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 36% and 34% for the nine months ended September 30, 2024 and 2023, respectively. In dollar terms, sales and marketing expenses increased from $107.4 million for the nine months ended September 30, 2023 to $112.3 million for the nine months ended September 30, 2024, an increase of $4.9 million or 5%. This increase was primarily due to an increase in travel and entertainment costs of $5.2 million, primarily related to a sales training event held in January 2024. In addition, we incurred an increase in employee compensation and benefits of $0.6 million and an increase of administrative allocations and all other costs of $1.9 million. These increases were offset by declines in marketing and advertising costs of $1.8 million and contract labor of $1.2 million. We will continue to seek additional revenue growth by selectively investing in resources and marketing programs that we believe will be scalable and help drive revenue growth.

    General and administrative expenses. General and administrative expenses decreased from $55.5 million for the nine months ended September 30, 2023 to $54.5 million for the nine months ended September 30, 2024, a decrease of $1.0 million or 2%. This decrease was comprised of several items, which included a decline in employee compensation and benefits of $2.0 million, a favorable increase in the administrative allocations of $2.4 million, a reduction of sales and other taxes of $0.5 million and a decrease in travel and entertainment of $0.2 million. These decreases were offset, in part, by an increase for computer supplies, software and licenses of $2.4 million, an increase in all other costs of $0.8 million, an increase in contract labor of $0.7 million and an increase of rent and facility costs of $0.2 million.
Reorganization costs. Given our current business conditions, we began a process to evaluate and optimize our cost structure through a headcount reduction during the nine months ended September 30, 2024. As a result, we recognized reorganization costs of $4.6 million for the nine months ended September 30, 2024 compared to $59.0 thousand for the nine months ended September 30, 2023. The costs were primarily related to severance costs associated with employee terminations. We are continuing our evaluation and expect to incur additional reorganization costs during the fourth quarter of 2024, which will be primarily related to severance costs. These reorganization costs are not related to our plans to wind down the offering of services for Oracle PeopleSoft products as described above.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Litigation expense	$58,512	$—	$58,512
Professional fees and other costs of litigation	5,406	5,475	(69)
Litigation costs and related recoveries, net	$63,918	$5,475	$58,443

Litigation expense increased from no expense for the nine months ended September 30, 2023 to $58.5 million for the nine months ended September 30, 2024. On September 23, 2024, the District Court issued its order on Oracle’s motion for attorneys’ fees and taxable costs. The District Court awarded to Oracle $58.2 million in attorneys’ fees and $0.3 million in costs. As a result, we have accrued $58.5 million related to this matter for the nine months ended September 30, 2024.

Professional fees and other costs associated with litigation decreased from $5.5 million for the nine months ended September 30, 2023 to $5.4 million for the nine months ended September 30, 2024, a decrease of $0.1 million. This decrease was primarily due to the timing of when costs were incurred for our appeal preparation of the Rimini II decision with the Ninth Circuit.

There were no insurance costs and related recoveries, net incurred for either the nine months ended September 30, 2023 or for the nine months ended September 30, 2024. We are self-insured for any costs related to any current or future intellectual property litigation. We currently believe our cash on hand, accounts receivable, contractually committed backlog and borrowing capacity under our 2024 Credit Facility provides us with sufficient liquidity to cover our ongoing attorneys’ fees and related costs, such as travel, hotels and consultants, associated with ongoing litigation, including Rimini II. However, please refer to the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for further information.

    Interest expense. Interest expense increased from $4.1 million for the nine months ended September 30, 2023 to $4.4 million for the nine months ended September 30, 2024. Interest expense slightly increased primarily due to rising interest rates on our Credit Facilities, which increased from an average interest rate of 6.8% for the nine months ended September 30, 2023 to an average interest rate of 7.7% for the nine months ended September 30, 2024.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the nine months ended September 30, 2024, net other income of approximately $1.8 million was comprised primarily of income from cash equivalents and investments of $3.0 million which were offset, in part, by foreign exchange losses of $0.6 million and other expenses of $0.6 million. For the nine months ended September 30, 2023, net other income of approximately $1.8 million was comprised primarily of gains from cash equivalents and investments of $2.8 million which were offset, in part, by foreign exchange losses of approximately $0.7 million and other expenses of $0.3 million.

    Income taxes. We recorded income tax expense of $13.2 million for the nine months ended September 30, 2023 compared to an income tax benefit of $6.7 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, the primary reason for the change in income taxes was due to a decline of income (loss) before taxes of $79.5 million in the current year period compared to the prior year period.

Liquidity and Capital Resources

Overview

    As of September 30, 2024, we had a working capital deficit of $93.7 million and an accumulated deficit of $245.1 million. For the three months ended September 30, 2024, we recorded a net loss of $43.1 million. As of September 30, 2024, we had available cash, cash equivalents and restricted cash of $119.9 million.

On April 30, 2024, we refinanced our Original Credit Facility, which had an outstanding principal balance of $70.9 million, with a new five-year senior secured credit facility (“2024 Credit Facility”) consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. As of September 30, 2024, we had outstanding term loan borrowings under our 2024 Credit Facility of $74.1 million. In addition, we had availability of $35.0 million under our new revolving line of credit as of September 30, 2024. We borrowed $15.0 million under the revolving line of credit on October 21, 2024. On October 22, 2024, we paid the full amount of the court ordered attorneys’ fees and costs in the Rimini II litigation, as discussed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

The 2024 Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. We believe that we are in compliance with these financials covenants for the three months ended September 30, 2024.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our 2024 Credit Facility.

    A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $202.3 million that is included in current liabilities as of September 30, 2024. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to clients are currently limited to approximately 39% of the related deferred revenue based on our gross profit percentage of 61% for the three months ended September 30, 2024.

    For the next year, assuming that our operations are not significantly impacted by rising inflation, continued interest rate changes, other global economic or geopolitical uncertainties, or the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, we believe that cash, cash equivalents and restricted cash of $119.9 million as of September 30, 2024, plus future cash flows from operating activities and our 2024 Credit Facility will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations. Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our 2024 Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

    For the nine months ended September 30, 2024, we used cash flows in our operating activities of approximately $1.2 million, which was derived from a net loss of $42.9 million as well as adjustments to reconcile net loss to net cash of approximately $0.8 million and a favorable change in operating assets and liabilities of approximately $41.0 million.

Cash Flows Summary

    Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(1,169)	$13,613
Investing activities	7,128	(4,158)
Financing activities	46	(5,120)

The effect of foreign currency translation changes was unfavorable by $1.9 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively, due to unfavorable foreign exchange impacts related to foreign cash. For the nine months ended September 30, 2024, we experienced a change in foreign currency exchange rates as the U.S. dollar strengthened against the majority of foreign currencies where we operate. The unfavorable foreign currency impact was primarily related to our foreign cash held in Japan and Brazil as those local currencies weakened against the U.S. dollar.

Cash Flows Provided By (Used In) Operating Activities

    As clients typically prepay us annually for the services which we will provide over the following year or longer, we typically collect cash in advance of the date when the vast majority of the related services are provided.

    For the nine months ended September 30, 2024, cash flows used in operating activities amounted to approximately $1.2 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2024, included a net loss of $42.9 million and adjustments to reconcile a net loss to net cash totaling $0.8 million, as well as favorable changes in operating assets and liabilities of $41.0 million, resulting in net cash used in operating activities of $1.2 million.

For the nine months ended September 30, 2024, adjustments to reconcile a net loss to net cash consisted primarily of stock-based compensation expense of $7.1 million, amortization and accretion related to operating lease ROU assets of $3.4 million, depreciation and amortization expense of $2.7 million, accretion and amortization of debt discount and issuance costs of $0.6 million and an unfavorable change in deferred income taxes of $13.0 million. For the nine months ended September 30, 2024, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $51.1 million, accrued liabilities of $48.3 million and deferred contract costs of $4.0 million. The favorable change to accounts receivable was a result of collecting $304.8 million during the nine months ended September 30, 2024 which was offset by billings, net of $250.9 million during the nine months ended September 30, 2024. As a result, our days sales outstanding for accounts receivable was 115 days as of September 30, 2024. The favorable change related to accrued liabilities was primarily a result of recording an expense of $58.5 million related to the District Court ruling for the nine months ended September 30, 2024. The favorable change in deferred contract costs was due to capitalizing $10.8 million of commissions and amortizing $14.8 million of deferred contract costs during the nine months ended September 30, 2024.

Offsetting these favorable changes were unfavorable changes to deferred revenue of $60.8 million, accounts payable of $1.4 million and prepaid expenses, deposits and other of $0.2 million. Regarding the use of cash for deferred revenue, it was due to recognizing $314.5 million in revenue for the current period, which was offset by recording billings, net of $250.9 million during the current period.

For the nine months ended September 30, 2023, cash flows provided by operating activities amounted to approximately $13.6 million. The key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2023 included net income of $16.7 million, as well as adjustments to reconcile net income to net cash totaling $21.4 million. These two items were offset, in part, by unfavorable changes in operating assets and liabilities of $24.5 million, resulting in net cash provided by operating activities of $13.6 million.

For the nine months ended September 30, 2023, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $9.1 million, amortization and accretion related to operating lease ROU assets of $3.3 million, depreciation and amortization expense of $2.0 million, accretion and amortization of debt discount and issuance costs of $0.7 million and deferred income taxes of $6.3 million. For the nine months ended September 30, 2023, the changes in operating assets and liabilities, net primarily consisted of favorable changes to accounts receivable of $54.1 million and deferred contract costs of $0.7 million. The favorable change to accounts receivable was a result of collecting $314.2 million during the nine months ended September 30, 2023 compared to billings, net of $257.9 million during the nine months ended September 30, 2023. As a result, our days sales outstanding for accounts receivable was 101 days as of September 30, 2023. The favorable change in deferred contract costs was due to capitalizing $13.6 million of commissions and amortizing $14.3 million of deferred contract costs during the nine months ended September 30, 2023.

The favorable cash sources noted above were offset by unfavorable uses of cash related to changes to accrued liabilities of $14.7 million, deferred revenue of $57.7 million, accounts payable of $2.6 million and prepaid expenses, deposits and other assets of $4.3 million. The unfavorable use of cash for accrued liabilities was due to making payments of $2.5 million related to our reorganization plan, incurring incremental professional fee payments of $5.1 million, and paying incremental compensation related primarily to bonuses and commissions of $1.7 million during the nine months ended September 30, 2023. The related use of cash for deferred revenue was due to recognizing $319.4 million of revenue during the period, which was offset by recording billings, net of $257.9 million during the nine months ended September 30, 2023.

Cash Flows Provided By (Used In) Investing Activities

    Cash provided by investing activities totaled $7.1 million for the nine months ended September 30, 2024 and cash used in investing activities totaled $4.2 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, cash provided by investing activities was primarily driven by proceeds from sales of short-term investments of $6.3 million and maturities of short-term investments of $10.9 million, offset by purchases of short-term investments of $7.5 million and capital expenditures of $2.7 million for leasehold improvements, software development costs, and computer equipment. The capital expenditures of $2.7 million consisted primarily of capitalized software development costs, new computer equipment, and furniture and fixtures in our U.S. entity of $2.0 million and $0.7 million for computer equipment at our foreign locations, primarily in Brazil of $0.2 million and in India of $0.3 million.

For the nine months ended September 30, 2023, cash used in investing activities of $4.2 million consisted of investment purchases of $24.1 million and capital expenditures of $3.7 million, which were offset by proceeds from maturities of short-term investments of $23.6 million. The capital expenditures of $3.7 million consisted primarily of new computer equipment and capitalized development costs in our U.S. entity of $2.3 million and for computer equipment at our foreign locations of $1.4 million, primarily in Brazil of $0.3 million and India of $0.9 million.

Cash Flows Provided By (Used In) Financing Activities

    For the nine months ended September 30, 2024, cash provided by financing activities of $46.0 thousand was attributable to proceeds received from the 2024 Credit Facility of $2.9 million, which were offset by principal payments related to the Original Credit Facility of $2.6 million and capital lease payments of $0.3 million.

For the nine months ended September 30, 2023, cash utilized in financing activities of $5.1 million was attributable to principal payments related to the Original Credit Facility of $3.9 million, payments to repurchase shares of Common Stock totaling $1.0 million and capital lease payments of $0.2 million. These cash uses were offset by proceeds of $0.1 million received from stock option exercises.

Foreign Subsidiaries

    Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of September 30, 2024, we had cash and cash equivalents of $39.9 million held by our foreign subsidiaries.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended September 30, 2024 and 2023, we generated approximately 51% and 48% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we evaluate the costs and benefits of entering into future hedge transaction for currencies other than the U.S. Dollar.

As of September 30, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income (loss) before income taxes by a plus or minus of $3.3 million in our Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $4.3 million in our Consolidated Statement of Cash Flows.

Interest Rate Risk

Risk with Respect to Investments

    We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

On April 30, 2024, we refinanced our Original Credit Facility, which had an outstanding principal balance of $70.9 million, with a new five-year senior secured credit facility (“2024 Credit Facility”) consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. For the term loan, we have a choice of interest rates between (a) SOFR and (b) a Base Rate (as defined in the 2024 Credit Facility), in each case plus an applicable margin. The applicable margin is based on our Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether we elect SOFR (ranging from 2.75% to 3.5%) or Base Rate (ranging from 1.75% to 2.5%). The revolving line of credit bears interest on the unused portion of the credit line at rates of 25 to 40 basis points, depending on our Consolidated Total Leverage Ratio.

Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of September 30, 2024, we had $74.1 million outstanding debt under the 2024 Credit Facility and no borrowings under the revolving line of credit. On October 21, 2024, we borrowed $15.0 million under the 2024 Credit Facility revolving line of credit. As of September 30, 2024, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.7 million in annual interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the 2024 Credit Facility.

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

     In connection with the preparation of this Report, as of September 30, 2024, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, they concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our ongoing litigation with Oracle presents challenges for maintaining and growing our business.
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
•We face significant competition the services comprising each component of our Solutions Portfolio.
•We have had a history of losses and may not achieve revenue growth or profitability in the future.
•If we are unable to attract new clients or retain and sell additional products or services to existing clients, our revenue growth could be adversely affected.
•Our past revenue growth and financial performance are not indicative of future performance, and if our revenue continues to decline or fails to grow at a rate sufficient to offset expenses, we may not be able to achieve and maintain profitability in future periods.
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
•Due to the variability of timing in our sales cycle, if we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our results of operations and liquidity could be adversely affected.
•Our future liquidity and results of operations may be adversely affected by the timing of new orders, the level of client renewals and cash receipts from clients.
•The loss or disability of one or more key employees could harm our business.
•The failure to attract and retain additional qualified personnel, including sales personnel, or to expand our marketing and sales capabilities could prevent us from executing our business strategy.
•Our failure to generate significant capital through our operations or raise additional capital necessary to fund and expand our operations, invest in new services and products, and service our debt could reduce our ability to compete and could harm our business.
•Our business may suffer if it is alleged or determined that our technology infringes others’ intellectual property rights.
•Interruptions to or degraded performance of our services could result in client dissatisfaction, damage to our reputation, loss of clients, limited growth and reduction in revenue.
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
•We may need to change our pricing models to compete successfully.
•We may not be able to scale our business systems quickly enough to meet our clients’ changing needs or decrease our costs adequately in response to changing client demand, and if we are not able to manage these changes efficiently, our results of operations could be harmed.
•Because our long-term strategy involves further expansion of our sales to clients outside the United States, our business will be susceptible to risks associated with global operations, including currency exchange rate fluctuations.
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
•We are subject to governmental and other legal obligations related to privacy and security, and our actual or perceived failure to comply with such obligations could harm our business.
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
•If we fail to enhance and protect our brand, our ability to expand our client base will be impaired.
•If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

•We may be subject to additional obligations to collect and remit sales tax, VAT and other taxes, and we may be subject to tax liability, interest and/or penalties for past sales, which could adversely harm our business.
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
•Any issuance of Common Stock upon the exercise of remaining warrants will dilute existing stockholders and such issuances and/or any sales of Common Stock by large stockholders may depress the market price of our Common Stock.
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

In October 2022, Oracle withdrew all of its monetary damages claims against us and our Chief Executive Officer, Chairman of the Board and President, Mr. Ravin, in Rimini II and moved to proceed with a bench trial instead of a jury trial for its claims for equitable relief.

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

In July 2023, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by a permanent injunction against us (the “Rimini II Injunction”) which is subject to an administrative stay and is not currently effective. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and J.D. Edwards products, further ordering that we were entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, enjoining us from making certain statements and prohibiting certain actions in connection with the manner of marketing, selling and providing services to clients of the Oracle products in question as further described below, and on indirect and vicarious copyright infringement claims against our Chief Executive Officer, Chairman of the Board and President, Mr. Ravin. The District Court denied our California Unfair Competition Law claim and other declaratory judgment claims.

In July 2023, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 2023 Rimini II judgment and Injunction and filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending our appeal of the Rimini II judgment and Injunction.

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

Also as of the date of this Report, the Court of Appeals has not issued a decision on our motion to stay the Rimini II Injunction. Accordingly, the Rimini II Injunction, as issued by the District Court, is currently stayed by the District Court, meaning that it is not currently effective. The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product and, if effective, would limit, but not fully prohibit, the support services we can provide our clients using Oracle’s PeopleSoft software product. Please refer to the section titled Recent Developments under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report for information regarding our plans to wind down the offering of services for Oracle PeopleSoft products, as described above.

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

In November 2023, Oracle filed a motion with the District Court requesting attorneys’ fees and costs of approximately $70.6 million relating to the Rimini II litigation. We filed our opposition to Oracle’s motion in February 2024. In our opposition, we argued that the District Court should deny Oracle’s motion in its entirety. We further argued that, should the District Court award any attorneys’ fees to Oracle, such fees should not have exceeded $14.5 million. Following Oracle’s filing of a reply brief in March 2024, the matter was under consideration for determination by the District Court. On September 23, 2024, the District Court issued its order on Oracle’s motion for attorneys’ fees and costs, granting in part and denying in part the motion. The District Court awarded Oracle $58.2 million in attorneys’ fees and $0.3 million in costs. As of September 30, 2024, we accrued $58.5 million related to this matter and paid Oracle in full on October 22, 2024. On September 24, 2024, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s award of attorneys’ fees and costs to Oracle. As of the date of this Report, our appeal remains pending. Our opening brief is due on January 21, 2025, and Oracle’s answering brief is due February 20, 2025. Our optional reply brief is due 21 days after Oracle files its answering brief.

While we plan to continue to vigorously pursue our appeal of the District Court’s award of attorneys’ fees and costs to Oracle in the Rimini II litigation, we are unable to predict the timing or outcome of this matter. No assurance is or can be given that we will prevail in the appeal.

If the Rimini II Injunction becomes effective in its current form, it would impact our delivery of PeopleSoft support services to clients in the future. However, the associated costs are not currently estimable and are required to be recorded when incurred. Accordingly, we have made no associated accrual as of September 30, 2024. Required changes to how support services are delivered to our PeopleSoft clients could have a material adverse impact on our financial position, results of operations and cash flows. Further, we have commenced the process of winding down the offering of services for Oracle PeopleSoft products, which will take time to complete and which may not be permitted by the terms of the Rimini II injunction. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% of our total revenue for the nine months ended September 30, 2024.

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the Rimini I Injunction and/or the Rimini II Injunction or if it has reason to believe we are not in compliance with the express terms of the Rimini I Injunction and/or the Rimini II Injunction (if the stay is lifted). Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the existence of the Rimini I Injunction, the Rimini II Injunction, the District Court’s January 2022 order and/or the District Court’s July 2023 order could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our 2024 Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot provide assurances that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.

We could be required to pay substantial attorneys’ fees and/or costs in connection with litigation relating to our current or past business activities and/or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business and financial condition, and the pendency of the litigation alone could dissuade clients from purchasing or continuing to purchase our services. If we are enjoined from certain business practices, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our 2024 Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. If we default in our payment obligations under our 2024 Credit Facility and the indebtedness under our 2024 Credit Facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full, and we could be forced into bankruptcy or liquidation.

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. During the course of these cases, we anticipate there may be additional rulings by the District Court and the Court of Appeals in Rimini II with respect to the 2023 Rimini II judgment and Injunction and the District Court’s award of attorneys’ fees and costs and in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigation. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may continue to decline, which stock price volatility may result in other legal claims against us and potentially create risk of noncompliance with Nasdaq minimum trading price requirements. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

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

The Rimini II Injunction currently limits, but does not fully prohibit, the support services we can provide clients using Oracle’s PeopleSoft software product. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% of our total revenue for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, approximately 63% of our total revenue was derived from services provided to our clients using Oracle software products. Although we provide support services for additional Oracle product lines that are not subject to the Rimini I Injunction or the Rimini II Injunction, as well as for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of the Rimini I Injunction and Rimini II Injunction. Should the stay of the Rimini II Injunction be lifted, should our appeal in Rimini II fail or should any additional contempt proceeding on the Rimini I Injunction result in a final order holding us in contempt, implicating processes for which we have not previously modified the way we provide our support services, we could be required to change the way we provide support services to some of our clients, also potentially impacting our previously announced plans to wind down of the offering of services for Oracle PeopleSoft products, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, and require us to incur additional costs in order to comply with a final Rimini II injunction, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our ongoing litigation with Oracle presents challenges for maintaining and growing our business.

We have experienced challenges growing our business as a result of our ongoing litigation with Oracle. Many of our existing and prospective clients have expressed concerns regarding our ongoing litigation and, in some cases, have been subjected to various negative communications by Oracle in connection with the litigation. We have experienced in the past, and may continue to experience in the future, volatility and slowness in acquiring new clients, as well as clients not renewing their agreements with us, due to these challenges relating to our ongoing litigation with Oracle. Further, certain of our prospective and existing clients may be subject to additional negative communications from software vendors, which may result in a failure to renew the services performed by us or to engage us. We have taken steps to minimize disruptions to our existing and prospective clients regarding the litigation, but we continue to face challenges growing our business while the litigation remains ongoing. In certain cases, we have agreed to pay certain liquidated damages to our clients if we are no longer able to provide services to these clients, and/or reimburse our clients and our former lenders for their reasonable legal fees incurred in connection with any litigation-related subpoenas and depositions or to provide certain client indemnification or termination rights if any outcome of litigation results in our inability to continue providing any of the paid-for services. In addition, we believe the length of our sales cycle is longer than it otherwise would be due to prospective client diligence on possible effects of the Oracle litigation on our business. We cannot provide assurances that we will continue to overcome the challenges we face as a result of the litigation and continue to renew existing clients or secure new clients.

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

While we currently believe our cash on hand, accounts receivable, contractually committed backlog and borrowing capacity under our 2024 Credit Facility provide us with liquidity to cover attorneys’ fees and related costs, such as travel, hotels, and consultants, associated with the ongoing litigation with Oracle, we cannot assure our liquidity will be sufficient.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation and other economic challenges will be exacerbated for an extended period. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. In addition, further disruptions in the U.S. banking sector could impact certain of our clients’ ability to access their existing cash, which could also impair their ability to make timely payments to us, adversely affecting our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments, including the economic disruption continuing to be caused by the Israel-Hamas conflict, the Russian invasion of Ukraine in early 2022 and recent political and trade turmoil with China and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

We recorded a net loss of $43.1 million for the three months ended September 30, 2024, and we had an accumulated deficit of $245.1 million as of September 30, 2024. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

While our revenue has generally grown over the last several years, it declined from $107.5 million for the three months ended September 30, 2023 to $104.7 million for the three months ended September 30, 2024, representing a period over period decrease of 3%. Our revenue for any previous quarterly or annual periods should not be relied upon as an indication of our revenue or revenue growth in the future. Further, efforts focused on future growth may not result in increased revenue. We believe growth of our revenue depends on a number of factors, including our ability to:

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

We depend and rely on SaaS technologies and related services from third parties in order to operate critical functions of our business and interruptions or performance problems with these technologies or services, including any deficiencies associated with generative artificial intelligence (AI) technologies potentially used by such third parties, may adversely affect our business and operating results.

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

As an expanding global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation and related to jurisdictions where we have operations, clients, or where we conduct marketing, and such laws may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation in the European Union creates a broad range of requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We are also subject to certain requirements in other international jurisdictions with or developing strong privacy and security legislation, as well as expanding U.S. state law, including the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Virginia Consumer Data Protection Act of 2021, the Colorado Consumer Privacy Act of 2021, as well as privacy and security legislation in other states, including Nevada, each of which add to the range of privacy- and security-related compliance requirements. We generally comply with industry standards and strive to comply with all applicable legal obligations relating to privacy, data protection and security, but it is possible that these laws and other legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices or may be mandated at a pace that exceeds our ability to comply. Compliance with such requirements may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, with potential consequences such as fines and other expenses related to such governmental actions, an order requiring that we change our data practices or business practices, and could cause our clients to lose trust in us, any of which could have an adverse effect on our business. Further, the unauthorized use of generative artificial intelligence (AI) technology by our workforce may pose potential risks relating to the protection of data, including cybersecurity risk, exposure of our and our clients’ proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property.

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

We may be subject to additional obligations to collect and remit sales tax, VAT and other taxes, and we may be subject to tax liability, interest and/or penalties for past sales, which could adversely harm our business.

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

On September 30, 2024, our outstanding indebtedness under our 2024 Credit Facility and finance leases totaled $73.2 million. We may incur substantial additional indebtedness in the future. Our 2024 Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our 2024 Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our 2024 Credit Facility. Our 2024 Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Further, we are required under our 2024 Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of September 30, 2024 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our 2024 Credit Facility could result in a default under the 2024 Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the 2024 Credit Facility and the lenders accelerate the amounts outstanding under the 2024 Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our 2024 Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

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

Based on the number of shares of Common Stock outstanding as of September 30, 2024, two of our stockholders have aggregate voting power of 38.0% of our outstanding capital stock. As of September 30, 2024, (i) approximately 25.9% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.0% of our outstanding voting capital stock is beneficially owned by our Chief Executive Officer, Chairman of the Board and President. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 39.7% as of September 30, 2024.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the three months ended September 30, 2024, we did not acquire any shares of Common Stock. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

There were no repurchases of our Common Stock during the three months ended September 30, 2024.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

During the quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below.

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

Seth A. Ravin — Amended and Restated Employment Agreement

On October 29, 2024, the Company entered into an amendment and restatement of the employment agreement of the Company’s Chief Executive Officer, Chairman of the Board and President, Mr. Ravin (the “Amended Employment Agreement”), which will replace Mr. Ravin’s prior Amended and Restated Employment Agreement dated as of January 6, 2017, as previously amended.

Under the Amended Employment Agreement, among other revisions, Mr. Ravin’s indemnification and advancement rights have been enhanced in certain respects, including that he will be indemnified by the Company for expenses he incurs to comply with an order or equitable relief issued by a court or arbitral body in a proceeding, particularly as relates to Specified Litigation (as defined in the Amended Employment Agreement) between the Company and Oracle. Additionally, the Company will indemnify Mr. Ravin for expenses arising from a proceeding initiated by Mr. Ravin against the Company, if approved by the Company’s Board of Directors prior to its initiation or if relating to or arising out of Specified Litigation and reasonable expenses he incurs in a proceeding he initiates against the Company in good faith for purposes of enforcing his rights under the Amended Employment Agreement or his indemnification agreement where is successful on the particular issue, claim or proceeding.

In addition, under the Amended Employment Agreement, the definition of “Cause” has been adjusted to clarify and refine the definition of conduct that will constitute Cause for the Company to terminate Mr. Ravin’s employment without providing severance, including by requiring that certain breaches or conduct by Mr. Ravin be material or have a material adverse effect on the Company’s business, introducing a 30-day cure period for certain actions, and increasing the period during which Mr. Ravin may cure a material breach of the Amended Employment Agreement from 15 days to 30 days. Additionally, the definition of “Good Reason” under the Amended Employment Agreement has been expanded so that Mr. Ravin may resign for Good Reason and qualify for severance upon any reduction in his base pay or target bonus opportunity, other than where the same level of reduction applies to other executive officers.

Mr. Ravin must comply with restrictive covenants that have been reinstated by means of the Amended Employment Agreement, as such covenants had previously expired. Under such restrictive covenants which survive for a five year period following the date of the Amended Employment Agreement, both during his employment with the Company and for two years thereafter, Mr. Ravin must not engage in or be involved in any way with a competitive business and must not induce or attempt to induce any customer, employee, consultant or other business relation to cease doing business with or providing services to the Company or any of its subsidiaries or in any way interfere with the relationship between any such business relation and the Company and its subsidiaries.

The Amended Employment Agreement also reflects previously approved market-based adjustments to Mr. Ravin’s base salary ($500,000) and target annual non-equity incentive compensation ($500,000) effective as of May 1, 2024.

The foregoing description of the Amended Employment Agreement is qualified in its entirety by reference to the full text of the Amended Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and which is incorporated by reference herein.

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Certificate of Amendment Dated June 6, 2024 to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	June 7, 2024
3.3*	Amended and Restated Bylaws of the Registrant	10-Q	001-37397	3.2	November 1, 2023
10.1†+	Amended and Restated Employment Agreement dated October 29, 2024 by and between Rimini Street, Inc. and Seth A. Ravin
31.1†	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2†	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1**	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: October 30, 2024	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: Chief Executive Officer, Chairman of the Board and President
(Principal Executive Officer)

Date: October 30, 2024	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)