Form 10-K
period 2024-12-31
Rimini Street, Inc.
filed 2025-02-27
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 28, 2024, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $167,612,000 based on the last reported sales price of $3.07 as quoted on the Nasdaq Global Market on such date.
The registrant had approximately 91,296,000 shares of its $0.0001 par value Common Stock outstanding as of February 25, 2025.
Documents incorporated by reference
The Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2025 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the 2025 Proxy Statement is not deemed to be filed as a part hereof.

Auditor Name:	KPMG LLP	Auditor Location:	Santa Clara, CA	Auditor Firm ID:	185
1

Table of Contents

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “currently,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “goal,” “potential,” “predict,” “project,” “seem,” “seek,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•the evolution of the enterprise software management and support landscape facing our clients and prospects;
•our ability to educate the market regarding the advantages of our enterprise software management and support services and products;
•costs, including attorneys’ fees, associated with defending intellectual property infringement and other claims, such as those claims discussed under “Legal Proceedings” in Part I, Item 3 of this Report, and our expectations with respect to such litigation, including the disposition of matters currently on appeal, and any new claims;
•any additional expenses to be incurred to comply with any injunction ordered by the courts relating to the Rimini II litigation matter and the impact on future period revenue and costs incurred related to these efforts;
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
•our ability to expand our leadership position in independent enterprise software support and to sell our application management services (“AMS”), our Rimini ONE™ integrated services and the individual services comprising our Rimini ONE solutions portfolio;
•our expectations regarding new product offerings, partnerships and alliance programs, including but not limited to our partnership with ServiceNow;
•our ability to develop and maintain strategic partnerships;
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
•cost of revenue, including changes in costs associated with production and client support, and the results of any efforts to manage costs in light of current revenue expectations and expansion of our offerings;
•changes in laws or regulations, including tax laws or unfavorable outcomes of tax positions we take, tariff costs (including tariff relief or the ability to mitigate tariffs, particularly in light of proposed policies of the new Presidential administration), or a failure by us to establish adequate reserves for tax events;
•any negative impact of environmental, social and governance (ESG) matters on our reputation or business and the exposure of our business to additional costs or risks from our reporting on such matters;
-ii-

•our ability to maintain our good standing with the United States government and international governments and capture new contracts with governmental entities/agencies;
•economic and industry trends or trend analysis;
•our ability to prevent unauthorized access to our information technology systems and other cybersecurity threats, protect the confidential information of our employees and clients and comply with privacy and data protection regulations, as well as any deficiencies associated with generative artificial intelligence (AI) technologies potentially used by us or used by our third-party vendors and service providers;
•the amount and timing of repurchases, if any, under our stock repurchase program and our ability to enhance stockholder value through such program or any other actions to provide value to stockholders;
•the expected impact of reductions in our workforce during the last and current fiscal year;
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

To meet the needs of our clients and prospects and to service what we believe is a significantly expanded addressable market opportunity, we continue to expand our solutions portfolio (our “Solutions Portfolio”) to a wider array of enterprise software – including an expanded list of supported software for VMware; managed services for Oracle, SAP, Salesforce®, IBM, ServiceNow®, and open-source database software; and new solutions for security, interoperability, observability and consulting. We also offer a unified package of our services as Rimini ONE™, a unique end-to-end, “turnkey” outsourcing option for Oracle and SAP landscapes designed to optimize our clients’ existing technologies with a minimum of 15 extended years of operating lifespan and enable our clients to focus their IT talent and budget on potentially higher-value, innovative projects that will support competitive advantage and growth.

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

Rimini Support™ is our award-winning, mission-critical support for Oracle, SAP and VMware applications and for proprietary and open-source database and technology software – delivered 24/7/365 with service level agreements (“SLAs”) providing 10-minute guaranteed response time for Priority 1 (P1) critical issues. We extended the global availability of our award-winning, mission-critical, 24/7/365 support services beyond proprietary databases to leading open-source database platforms, including, but not limited to, MySQL, MariaDB, PostgreSQL and MongoDB.

Rimini Manage™ is our suite of managed services for application and database software delivered by highly skilled engineers, featuring unlimited service ticket requests and industry-leading SLAs that we believe can resolve IT staffing/skill shortages and provide smoother system operations at optimized cost. Rimini Manage permits us to “run” our clients’ systems for them day-to-day with an integrated support and managed services solution provided by a single trusted vendor.

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

In 2024, we added Rimini Protect Advanced Database Security Suite, which now provides greater flexibility and enhanced security for Oracle, SAP, IBM, PostgreSQL and more, including capabilities exclusive to Rimini Street amongst third party support providers.

In 2025, we launched the general availability of Rimini Protect Advanced Hypervisor Security (AHS), an exclusive solution powered by proven Vali Cyber® AI/ML security technology. The Rimini Protect AHS solution leverages these innovative capabilities that are already protecting mission-critical hypervisor infrastructure.

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

In 2024, we added Rimini Connect Console as the latest advancement in Rimini Street’s interoperability solutions suite, which are designed to extend the useful life of existing systems by insulating applications from changes in dynamic technology stacks and compatibility standards that may otherwise require costly upgrades or custom development.

Rimini Watch™ is our suite of observability solutions that include monitoring and system health check solutions designed to monitor the performance and execution of thousands of processes continuously 24/7/365 and identify potential issues before they happen so system downtime and impacts can be avoided. With Rimini Watch, we believe our clients will benefit from the predictability and confidence that their critical business applications are continuously monitored and will stay up and running, that problem resolution will be reduced through root cause analysis and that changes will be managed and documented.

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

During 2024, we made Rimini Support, Rimini Protect and Rimini Consult for VMware products globally available, in a first-of-its-kind, comprehensive third-party offering. Our services for VMware will allow perpetually-licensed VMware customers to continue running their existing systems for years into the future – with our award-winning support services that includes guaranteed priority support response by an engineer 24/7/365 in 10 minutes or less.

    In 2024, we also entered into a partnership with ServiceNow that enables organizations to unlock value in existing ERPs and enterprise applications to fund new innovation and growth. The new solution combines the power of the single architecture, single data model of ServiceNow with our proven enterprise software support, in order to accelerate customer innovation across procurement, finance, supply chain, HR, customer service and IT.

As of December 31, 2024, we employed over 2,040 professionals and supported over 3,080 active clients globally, including 73 Fortune 500 companies and 20 Fortune Global 100 companies, across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and currently have subsidiaries in Australia, Brazil, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, Canada, the United Kingdom and the United States.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $428.8 million, $431.5 million and $409.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, representing a year-over-year decrease of 1% for 2024 and an increase of 5% for 2023. We have a history of losses, and as of December 31, 2024, we had an accumulated deficit of $238.5 million. For the years ended December 31, 2024, 2023 and 2022, we recorded a net loss of $36.3 million, net income of $26.1 million and a net loss of $2.5 million, respectively. We generated approximately 49%, 51% and 53% of our revenue in the United States and approximately 51%, 49% and 47% of our revenue from our international business for the years ended December 31, 2024, 2023 and 2022, respectively.

Our Industry

We compete in the global IT services market for enterprise software support, products and services. We believe several major trends are shaping the IT services and support industry, impacting the manner in which businesses engage with service providers and creating significant sales and service needs that Rimini Street’s Solutions Portfolio can fulfill.

Growth in hybrid IT environments

Today, we believe many organizations are defining business-driven roadmaps that better enable competitive advantage and growth by combining software from multiple vendors under perpetual, subscription and open-source licenses plus in-house solutions into an integrated business platform that is deployed across their own systems and cloud providers, commonly referred to as “hybrid IT” environments. We also believe that for many of these organizations, the cost of operating and supporting their hybrid IT environments consumes too many financial and labor resources, potentially reducing the strategic investment that is needed to grow revenue and improve margins.

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

The desire for business control of IT roadmaps

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

We believe enterprises are steadily increasing their use of open-source databases to save on license and support costs, speed time to results, and avoid complex license compliance issues. We believe there is a gap in open-source database support that is not sufficient and reliable enough for enterprises. Trial-and-error self-support and open-source community support are generally insufficient to allow IT organizations to meet service-level requirements of business applications or to bring non-production workloads under their administration. We further believe enterprises seek help in navigating how to migrate parts of their enterprise software portfolio to open-source software and in supporting the resulting hybrid environment.

We believe that application managed services (AMS) for enterprise software is a large market with significant unmet needs in client satisfaction and value. Traditional AMS providers compete on price, but the traditional AMS model is broken with a focus on a “land and expand” model based on initially cheaper, less-skilled workers that frequently leads to higher costs, poor client satisfaction and potential degradation in service over time. Providers may under-bid contracts with the goal to grow revenue through scope expansion by adding hours to open tickets or selling new project work. These lower-cost AMS support models seem cost-effective, but their contractual structures can both enable and incent traditional AMS providers to maximize their own revenue at their clients’ expense by “addressing” issues (sometimes neither quickly nor efficiently), but not necessarily resolving them or their root causes. In addition, traditional AMS offerings are often disparate and separate from software vendor support, with inherent inefficiencies and gaps that further limit responsiveness, root cause analysis and business value.

We believe that businesses are pursuing and adopting new, next-generation enterprise resource planning (ERP) system strategies, architectures and technologies referred to collectively as “composable ERP” by leading industry analysts. We believe composable ERP can provide organizations with greater systems flexibility and business agility to respond and meet current and future needs. We also believe that the future of ERP will include enterprise-wide AI and cross-product user experiences focused on the work to be done rather than the applications and databases of specific software packages. Further, we believe we are helping clients achieve the business benefits of a new operating model for enterprise software with a unique Rimini Smart Path™ solution that leverages their existing ERP system investment as the foundation for a modern composable ERP architecture that is designed to enable the seamless integration of new software components and capabilities from a variety of software vendors. In a composable ERP strategy, we believe that businesses can take advantage of a modular functionality approach by selecting a mix of best-of-breed vendors, products and technologies to achieve their strategic, operational and financial goals - instead of being confined to the conventional architecture, technology, products and capabilities of a single ERP software vendor like SAP or Oracle.

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

The result is recurring and highly profitable revenue streams for enterprise software vendors. For example, for fiscal year 2024, SAP reported that support revenue represented approximately 33% of its total revenue and, for fiscal year 2024, Oracle reported a margin of 76% for cloud services and license support.

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

For all these reasons and others, we believe the software products and services historically offered by software vendors, such as Oracle, SAP, IBM, Microsoft and Broadcom, do not meet the full and evolving needs of their customers across perpetual, subscription and open-source software, and are often more costly than alternatives. We further believe that disparate AMS offerings from other managed service providers are disconnected from the needs of enterprises and promote incremental costs and inefficiencies. The product, service and cost gaps have created a significant market opportunity for our unique portfolio of solutions for software support and management to meet the underserved needs of enterprise software licensees at a value-driven price point.

 Our Solutions

Our subscription and fee-based software services offer enterprise software licensees a choice of solutions that replace or supplement the support products and services offered by enterprise software vendors for their products, as well as products and services offered by system integrators and other software service firms. We believe features, service levels, service breadth, technology and pricing differentiate our software products and services from our competitors. We also believe clients utilize our portfolio of software support products and services to support and optimize their existing enterprise software portfolio and transform their business to facilitate achieving their strategic, operational, and financial goals.

Our clients often first replace vendor support and leverage our comprehensive support for their licensed software and customizations, along with tax, legal, and regulatory updates for their specific applications and locales. A growing number of our clients then expand their service contracts with us, utilizing our managed services, database managed services, security solutions, integration and interoperability capabilities, advanced strategic technology advisory services, and project-based professional services. By utilizing Rimini Street’s expanded portfolio of unified solutions, we believe our clients can achieve substantial cost savings; achieve better business outcomes; obtain support for their customized software that is not generally covered under the enterprise software vendor’s service offerings; enhance their software functionality, capabilities, and data usage; integrate and protect their systems and extend the life of their existing software releases and products.

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

The following table summarizes and compares the software support features of our Rimini Support solution to what management believes in its experience are the typical features of competing support offerings from enterprise software vendors:

Base Software Support Feature	Rimini Street	Typical Enterprise Software Vendor
Annual Cost and Resource Savings Compared to the Software Vendor	•
Guaranteed 10-Minute Response Time 24x7 For Critical (Priority 1) Issues	•
Guaranteed Cadence of Case Update Communications for Open Cases	•
Named Regional Primary Support Engineer (PSE) for Each Client	•
Issue Resolution and Software Bug Fixes	•	•
Support for Application Customizations	•
Operational, Installation, Configuration and Upgrade Support	•	•
Performance, Interoperability and Integration Support	•
Security Support	•	•
Localization Support	•
Tax, Legal and Regulatory Updates	•	•
Full Support of Current Release for at Least 15 Years from Contract Date	•

Our current Rimini Support solution provides services for a broad range of enterprise software vendors, product families and product lines. In the future, we intend to expand our support services to additional software vendors and products to meet the growing and diverse needs of our clients. The table below sets out the vendors and products we currently support and/or could support in the future:

Supported Vendor or Product Category	Supported and/or Managed Software
SAP Applications	Business Suite, R/3, BusinessObjects, S/4HANA, S/4HANA Cloud (public and private editions), SuccessFactors, Ariba, Hybris, SAP IBP, SAP Analytics, Analytics Cloud, Fieldglass, Concur, Governance Risk and Compliance, IS-Oil, IS-Retail, IS-Media, IS-Utilities, IS-Auto, IS-Mills, IS-Mining, IS-Aerospace & Defense, IS-Automotive, IS-Apparel & Footwear, IS-Public Sector, IS-Higher Education, IS-Healthcare, IS-Telco, IS-Insurance, IS-Banking
SAP Databases	HANA, ASE (Sybase), IQ, MaxDB, SQL Anywhere
Oracle Applications	E-Business Suite, PeopleSoft, JD Edwards - Enterprise One, JD Edwards – World, Siebel, Hyperion, Oracle Retail (Retek), Agile Product Lifecycle Management (PLM), ATG Web Commerce, Oracle Utilities, Financial Services Analytical Applications (OFSAA), Communications, Endeca, Demantra, Governance Risk and Compliance (GRC), Oracle Transportation Manager (OTM), Primavera, Oracle Global Knowledge Software Releases/ User Productivity Kit (UPK), Oracle Banking
Oracle Technology	Oracle’s Application Integration Architecture Releases, GoldenGate, OBI and OBIEE, Essbase, Fusion Middleware, Identity Management, WebLogic, WebCenter, SOA Suite, Oracle Data Integrator (ODI)
Oracle Databases	Oracle Database
Microsoft Databases	SQL Server
IBM	Db2, Informix, IBM Middleware
Open-Source Databases	PostgreSQL, MySQL, MongoDB, MariaDB
VMware	vSphere, ESX and ESXi, vCenter, Workstation, vRealize, Aria Suite, NSX, vSAN, Site Recovery Manager, Horizon, Workspace ONE, Tanzu
ServiceNow	Creator Workflow, App Engine for ERP, ERP Canvas, Sourcing & Procurement Operations, Supplier Lifecycle Operations, Account Payable Operations, App Engine, Workflow Data Fabric, Integration Hub, HR Service Delivery, IT Service Management, IT Operations Management
Salesforce	Service Cloud, Sales Cloud, Data Cloud, Experience Cloud, Energy and Utilities Cloud, CPQ, MuleSoft, Health Cloud, Field Service, Revenue Cloud, Marketing Cloud, Tableau, Commerce Cloud, Higher Education Cloud, ClickSoftware
Other Software	OpenText, Informatica, Blue Yonder, Tibco

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

Since our inception over 19 years ago, we have invested significant resources in developing our proprietary knowledge, software tools and processes to meet the growing needs of our clients. During the year ended December 31, 2024, we delivered more than 46,000 tax, legal and regulatory updates to our global client base. We believe that we offer the most comprehensive scope of tax, legal and regulatory research available from a single vendor, including collecting and analyzing information from more than 5,300 government sites and over 26,000 localities for over 140 countries. We utilize a certified triple-scope verification process that involves multiple third parties such as premier subject matter experts including industry associations as well as accounting, consulting and law firms. Our capabilities are enabled by our proprietary data capture, management and analysis tool and ISO 9001:2015-based management system processes that we believe provide us with a competitive advantage.

We believe that we have product and service advantages that will benefit our clients. Our key strengths include:

Client Support Delivery

Our Client Support Delivery operation is staffed globally and provides product support services to our clients 24 hours a day, seven days a week. A key element of our support delivery model is the assignment of one or more named Primary Support Engineers (“PSE”), who serve as the primary product support contact for our clients. PSEs provide technical advice, functional expertise and general support to ensure the resolution of all support issues. Our PSEs are focused exclusively on supporting our clients and have on average over 20 years of experience and significant real-world understanding of client implementations and deployments. For the year ended December 31, 2024, we generally delivered an average support call response time of less than two minutes for an experienced engineer to engage with a client to address critical (P1) and serious (P2) issues, shorter than the 10-minute guaranteed response time that is standard in our client support agreements.

Each PSE works as part of our global network of engineers and provides deep expertise for a vendor, product family and product line. Support engineers across the company are able to leverage their collective knowledge and experience to meet the complex support needs of our clients.

We have and continue to bring to market our artificial intelligence (“AI”) support applications. These AI applications are developed by Rimini Street’s Global Service Delivery Innovation Team, whose mission is to invent innovative solutions that further enhance a client’s overall service experience. Built using open-source technologies, the AI applications can be integrated into support processes along with other new AI applications when they become available.

We were granted a U.S. patent for our “Case Assignment Advisor,” which is one of our AI applications used as a competitive advantage in servicing our clients. We believe our AI applications have already delivered substantial service benefits to clients, including accelerating case resolution times by an average of approximately 23%.

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

We believe the quality and scope of our Product Delivery processes and deliverables surpass those of traditional enterprise software vendors. For example, we deliver updates for tax, legal, and regulatory changes for multiple countries on a continuous basis by employing a rigorous software development lifecycle that complies with ISO 9001:2015 standards to ensure that required and identified tax, legal, and regulatory changes are delivered in an accurate and timely manner that based on management’s experience and analysis, we believe is typically earlier than traditional enterprise software vendors. Our Product Delivery organization is scalable and has the capability to deploy its solutions for additional countries based on the needs of our clients. For the year ended December 31, 2024, we have delivered more than 46,000 tax, legal and regulatory updates to clients.

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

Sales and Marketing

We sell our solutions primarily through our global direct sales organization. We organize our sales force by geographic region with sales teams currently covering North America, Latin America, Europe, Africa, Middle East, Asia and Asia-Pacific. We organize our sales and marketing professionals into territory-specific teams in order to align sales and marketing toward common sales goals. In some cases, we organize our sales professionals in a specific region or territory by the industry of our prospective or current clients and focus certain marketing activities by industry. A typical sales cycle with a prospective client begins with the generation of a sales lead through trade shows, industry events, online marketing, outbound calling or other means of referral. The sales cycle for our support services continues with an assessment of the prospective client’s support contract renewal date, sales presentations and, in many cases, client reference calls. Our sales cycle can vary substantially from client to client, but typically requires six to twelve months depending on the scope of the support, products or services being purchased. Enterprise software customers typically need to renew their vendor support contracts on an annual basis so there usually is already a budget for our Rimini Support solutions, and that budget may be larger than our fees since most of our prospective clients are enterprise software vendor customers paying higher annual fees for their current support services than we charge for our Rimini Support solution. The sales cycle for our Rimini Manage or other solutions, beyond our Rimini Support solutions, may or may not be replacing the services of an incumbent vendor and therefore may not be dependent on the renewal date of an existing annual contract.

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

Unique end-to-end software support, products and services model

Our enterprise software support, products and services model differentiates us from traditional enterprise software vendors and systems integrators. We built our company from the ground up to disrupt the traditional enterprise software vendor support model with what we believe is a better model and value for clients, and we have expanded our enterprise software products and services beyond support to include integrated managed services; security; interoperability; observability; and professional services. While this extended line of unified services expands our competitive field to include systems integrators, consultants, and some specialized software product providers, we believe that no other organization provides our unique set of unified support, products and services across multiple enterprise software product lines, anchored by our comprehensive enterprise software support solutions.

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

Our team of over 1,220 support engineers, developers, and other experts span the globe, providing 24/7/365 support to clients with operations in over 160 countries. On average, our highly qualified PSEs have over 20 years of relevant industry experience, which we believe provides us with a competitive advantage and is a key element of our proven track record of providing exceptional client service.

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

Large global client base

As of December 31, 2024, we provided support, products and services for over 3,080 active clients globally, including 73 Fortune 500 companies and 20 Fortune Global 100 companies. We also believe that our proven ability to deliver value to an extensive list of clients across a broad range of industries validates our business model and provides us with important references to prospective clients.

Strategic partnerships

    In 2024, we expanded our strategic initiative to go to market with elective roster of partners. The Rimini Street partner program brings together the best technology and business service brands, each recognized for their proven solutions, to deliver new, exciting options for top-and bottom-line growth for clients. Whether it’s helping organizations gain operational efficiency through better support, unlock funds to leverage AI or future-proof, protect and enhance systems, partner offerings will be complemented by Rimini Street’s end-to-end software support, management and innovation solutions. These partnerships include ServiceNow and American Digital.

Clear leadership position

We are the global leader of independent enterprise software support services for Oracle, SAP and VMware products, based on both number of active clients and recognition by industry analyst firms. We believe we have substantial thought leadership in our market through our extensive marketing efforts and promotion of the independent enterprise software support model, including participation in key industry conferences, publishing white papers and hosting webinars. We believe that our leadership position enables us to bring new services to market more quickly, attract and retain high quality personnel, and acquire new clients.

Highly experienced management team

Our senior management team has over 200 years of combined experience in the enterprise software and services industry with companies such as Accenture, EDS, Hewlett-Packard, JD Edwards, Oracle, PeopleSoft, ServiceSource, and SAP and with a significant amount of time and experience focused on building, managing and delivering support products and services. We believe our senior management team’s significant relevant industry experience positions us to continue to extend our market leadership.

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

Continue global expansion

For the year ended December 31, 2024, we generated approximately 51% of our revenue outside of the United States. We believe that there is a large opportunity to grow our global business by increasing our direct sales force and by selective use of strategic marketing and sales partnerships around the world. We attribute revenue to individual countries based on the location of the contracting entity. For the year ended December 31, 2024, Japan represented 11% of total revenue. No other foreign country individually comprised more than 10% of revenue for the three-year period ended December 31, 2024.

Expand the portfolio of supported vendors and products

Since our inception over 19 years ago, we have developed a comprehensive portfolio of enterprise software support and related products and services, including support services for applications, databases and technologies; managed services for applications, databases, technologies, cloud and security; security, interoperability and observability solutions; and professional services. We offer more than 20 Rimini Street solutions across six suites of products and services: Rimini Support, Rimini Manage, Rimini Protect, Rimini Connect, Rimini Watch and Rimini Consult. These products and services cover over 40,000 SKUs of software and technologies from primarily seven software vendors, Oracle, SAP, Salesforce, IBM, Microsoft, ServiceNow and VMware, as well as for open-source software. We believe there is a significant market opportunity to offer support and related products and services for additional vendors and software, and we intend to extend our Rimini Support offerings to additional enterprise software vendors, product lines and releases.

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

Further penetrate our existing client base

We intend to increase adoption of our solutions among our existing clients by selling additional Rimini Support contracts for other software products, releases and instances used within their organizations as well as by selling new contracts for our expanded portfolio of solutions, including, but not limited to, managed services, security, interoperability, observability and professional services. As of December 31, 2024, approximately 64% of our over 1,570 unique clients have selected us to provide services, products and solutions for more than one of their software product lines, and we believe there is additional opportunity for growth within our existing client base. Our client-centric focus in combination with the critical nature of our portfolio of solutions, enables us to maintain close working relationships with our clients’ primary decision makers, which we believe helps us identify and capitalize on additional growth opportunities.

Expand Managed Services global offering

Our Rimini Manage for SAP and Oracle enterprise software integrates our ultra-responsive traditional support services with clients’ day-to-day AMS needs. AMS is comprised of system administration, operational support, health monitoring and enhancement support, and we believe this offering can provide clients with a better model, better people, and better outcomes with higher satisfaction and potentially significant savings of time, labor and money. We also believe that Rimini Manage can deliver these same benefits to clients who require database management services for a wide array of databases. In addition, we are a Salesforce partner and offer Rimini Manage for their Salesforce Sales Cloud, Salesforce Service Cloud, and other

Salesforce products. With our ServiceNow partnership announced in 2024, we also offer managed services for ServiceNow products. We are also an Amazon Web Services (AWS) partner and offer Rimini Manage for their cloud offering used by our clients.

Launch new enterprise software support solutions

Alongside our existing portfolio of products and services, we intend to develop and bring to market new enterprise software solutions that help our clients with various business needs. For example, we anticipate our list of supported products to expand with the Rimini Custom program and we plan to deliver new innovation solutions for specific business functions leveraging the AI, automation, analytics and user experience capabilities in the ServiceNow platforms.

Clients

As of December 31, 2024, we supported over 3,080 active clients globally, including 73 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our support, products or services. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We define a unique client as a distinct entity, such as a company, an educational or government institution or subsidiary, division or business unit of a company that purchases one or more of our products or services. For example, we count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services.

Human Capital Resources

Guided by our commitment to provide “extraordinary technology solutions powered by extraordinary people,” we strive to foster an environment that enables and encourages our employees in this pursuit. To this end, we believe that recruiting, retaining and developing high-performing talent is important to our success. We view all employees as partners and are committed to providing an exciting, participatory and team-oriented work environment. This commitment starts with our Core Values, known as our “4 C’s” – Company, Clients, Colleagues and Community.

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

Communities

Leave the world better than we found it

- Offering a helping hand
- Creating equal opportunity for all

Rimini Street

As a key aspect of our success, we believe our culture helps enable our efforts to recruit and retain high quality talent. In addition, we strive to offer compensation, bonus and benefit programs appropriate for proven top-performing professionals. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives and opportunities for long-term incentives. Furthermore, we believe our remote delivery model provides an attractive employment option for our highly experienced PSEs compared to consulting roles that can require significant travel, and also reduces our carbon footprint. As a company built on a foundation of remote and hybrid working, we believe these arrangements continue to provide flexibility to employees around the globe.

We offer programs and resources designed to support the mental, physical, social and financial well-being of our employees. In addition to resources available through our health care plan providers, we offer a no-cost confidential employee assistance program that provides assessments, short-term counseling, referrals, and follow-up services to employees who have personal and/or work-related problems.

Our Global Event Outreach Team, which is a division of our Security Department, monitors for events worldwide that may impact the health and safety of our employees, such as inclement weather, natural disasters, and public safety emergencies, reaching out to potentially impacted employees to offer resources and ask if they are in need of assistance.

In 2023, we launched “Rimini Street University,” an internal program led by the Learning & Development arm of our Human Resources Department in partnership with various functions across the Company. The program provides professional development and learning opportunities designed to support, guide and develop individual contributors, teams, managers and future leaders of Rimini Street.

We are committed to creating an inclusive environment and are proud to be an Equal Employment Opportunity Employer. Qualified applicants will receive consideration for employment without regard to age, race, color, religion, national origin, sexual orientation, gender or gender identity, disability, protected veterans’ status or any other characteristic protected by applicable law.

As of the date of this Report, we have earned multiple employee satisfaction awards and certifications, including Great Place to Work® (a recognized global authority on workplace culture and employee satisfaction) certifications in Australia, France, the United Kingdom and the United States; a top 20 ranking from India’s Best Workplaces™ in both the “for Millennials” and “Great Mid-Size Workplaces” categories; a top 10 ranking from Korea’s Best Workplaces™ (as well as additional honors in Korea of Best Workplaces™ for Parents, “Proud Working Mother,” the Great Place to Work® “Pioneer Award,” a Great Place to Work® “Innovation Leader” and “Most Respected CEO” in Korea); Stevie® Gold Globee Awards for “Customer Service Executive of the Year”; and Stevie® Silver Globee Awards for “Customer Service Department of the Year.”

Finally, through the Rimini Street Foundation, which is an initiative funded and managed internally by the Company, we encourage our employees to “support humankind” and share our Company’s success by investing back into the communities we serve through in-kind donations, employee time, Company financial support and funded volunteer activities around the world. Since its launch in 2015, the initiative has supported over 525 charities across six continents, with over 6,000 volunteer hours donated by our employees and their family members and friends. In 2024, TrustRadius recognized the Company and the Rimini Street Foundation with a Tech Cares Award, which celebrates B2B technology organizations that excel in corporate social responsibility initiatives “dedicated to driving beneficial progress throughout their organization and community.” In July 2024, we completed the third annual launch of our $50,000 “RMNI LOVE” Grant Program, which was hosted in London. Five selected United Kingdom-based charities each received £10,000 grants.

As of December 31, 2024, we employed over 2,040 professionals globally. We also engage temporary employees and consultants as needed. None of our U.S.-based employees are covered by collective bargaining agreements. Certain of our non-U.S.-based employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in particular jurisdictions, as required by local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

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

Seasonality

We enter into agreements with new clients as well as renewal agreements with existing clients at various times throughout the year. Therefore, we experience seasonality in terms of our net billing activity due to the timing of the clients’ contract term, which generally results in higher net billings during the fourth quarter of each fiscal year.

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

We believe our primary competitors for our Rimini Support solutions are the enterprise software vendors whose products we service and support, including, but not limited to, Oracle, SAP, IBM, Microsoft and Broadcom. We expect that continued growth in our market could lead to significantly increased competition resulting from new entrants. In the meantime, our success and growth will depend to a substantial extent on the willingness of companies to engage an independent service vendor such as us to provide software maintenance and support services for their enterprise software.

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

We believe our primary competitors for our Rimini Protect solutions are manufacturers of other enterprise software security solutions, including, but not limited to, Oracle, SAP, IBM and Broadcom. We believe our primary competitors for our Rimini Connect solutions are manufacturers of other enterprise interoperability and connectivity products, including, but not limited to Citrix, Dell, Salesforce, Oracle and IBM. We expect the market for these solutions to continue to be highly competitive. Our success and growth in security and interoperability solutions will rely in part on our ability to differentiate the value and benefits of our solutions compared to other vendors’ offerings.

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

We own numerous patents, none of which individually are material to our operations as a whole. These patents expire at various times over approximately the next 16 years. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

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

Information about our Executive Officers.

The following table sets forth the names, ages and positions of our executive officers as of February 27, 2025:

Name	Age	Position
Executive Officers
Seth A. Ravin	58	President, Chief Executive Officer and Chairman of the Board of Directors
Steve Hershkowitz	61	Executive Vice President and Chief Revenue Officer
Nancy Lyskawa	62	Executive Vice President and Chief Client Officer
Kevin Maddock	59	Executive Vice President and Chief Recurring Revenue Officer
Michael L. Perica	53	Executive Vice President and Chief Financial Officer
David Rowe	59	Chief Product Officer, Chief Marketing Officer and Executive Vice President, Global Transformation

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

Steve Hershkowitz has served as our Executive Vice President and Chief Revenue Officer since April 2024. Prior to joining Rimini Street, from February 2022 to April 2024, Mr. Hershkowitz was the Chief Revenue Officer at Virtana Corporation, where he ran global sales, transforming the company from a hardware-based perpetual license business to a robust software, subscription, and SaaS model, enhancing key valuation metrics, including revenue and EBITDA. Previously, from April 2010 to February 2022, Mr. Hershkowitz served in multiple roles at Hewlett Packard Enterprise (“HPE”), most recently as Vice President and General Manager, running the High Performance Compute and AI organization. Prior to this role, he was Vice President and General Manager of HPE’s North America Large Enterprise, driving accelerated growth across HPE’s entire solution portfolio. Mr. Hershkowitz is a distinguished veteran of the United States Air Force where he served honorably. Mr. Hershkowitz studied Business Administration and Management at the University of Maryland.

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

Kevin Maddock has served as our Executive Vice President, Chief Recurring Revenue Officer and General Manager, North America, since May 2024. Previously, he served as our Executive Vice President, Chief Recurring Revenue from March 2021 until May 2024, our Executive Vice President, Global Sales - Recurring Revenue from March 2020 until March 2021, our Senior Vice President, Global Sales - Recurring Revenue from January 2018 to March 2020 and our Senior Vice President, Global Sales from December 2008 to January 2018. Prior to joining us, Mr. Maddock served as Executive Vice President of Worldwide Inside Sales and Operations for ServiceSource, a recurring revenue management company, from October 2004 to March 2008. From May 1998 to September 2004, Mr. Maddock served as Vice President of Worldwide Support Service Sales at PeopleSoft, Inc. (acquired by Oracle). From September 1995 to May 1998, Mr. Maddock served in multiple roles at KPMG Consulting. From August 1987 to April 1993, Mr. Maddock served in various roles at Accenture (formerly Andersen Consulting). Mr. Maddock holds a Bachelor of Business Administration in Finance with Honors from the University of Notre Dame and a Master’s Degree in Business Administration from the Anderson School of Management at UCLA.

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

David Rowe has served as our Chief Product Officer, Chief Marketing Officer and Executive Vice President, Global Transformation, since August 2024. Previously he served as our Executive Vice President, Global Transformation & Chief Product Officer from March 2023 until August 2024. Prior to that, he served as our Executive Vice President, Global Transformation from September 2021 until March 2023, our Executive Vice President and Chief Marketing Officer from March 2020 to September 2021, our Senior Vice President and Chief Marketing Officer from April 2012 to March 2020, our Senior Vice President of Global Marketing and Alliances from December 2008 to April 2012 and our Vice President Marketing and Alliances from September 2006 to December 2008. Prior to joining us, Mr. Rowe served as Vice President of Product Management and Marketing at Perfect Commerce, Inc., an eProcurement company, from November 2004 to June 2006. From May 1995 to June 1999, Mr. Rowe held various positions with PeopleSoft, Inc. (acquired by Oracle), most recently serving as Director, Product Strategy. From July 1988 to April 1995, Mr. Rowe served in various roles at Accenture (formerly Andersen Consulting). Mr. Rowe holds a Bachelor of Science in Engineering from Harvey Mudd College.

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

Risks Related to Our Business, Operations and Industry

•Since 2010, we and our President, Chief Executive Officer and Chairman of the Board have been involved in continuing litigation with Oracle. Adverse outcomes and future adverse outcomes in the ongoing litigation could result in the payment of substantial attorneys’ fees and/or costs and/or injunctions against certain of our business practices.
•The Oracle software products that are part of our ongoing Rimini I Injunction compliance and that are the subject of the Rimini II litigation with Oracle represent a significant portion of our current revenue.
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
•Interruptions or performance problems with SaaS technologies and related services from third parties that we use to operate critical functions of our business, including any deficiencies associated with generative artificial intelligence (AI) technologies potentially used by us or such third parties, may adversely affect our business and operating results.
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
•Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters and expose us to additional costs and risks.

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

Risks Related to Our Business, Operations and Industry

Risks Related to Litigation

We and our President, Chief Executive Officer and Chairman of the Board have been involved in continuing litigation with Oracle since 2010. Adverse outcomes and future adverse outcomes in the ongoing litigation could result in the payment of substantial attorneys’ fees and/or costs and/or injunctions against certain of our business practices, which could have a material adverse effect on our business and financial results.

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al v. Rimini Street, Inc. et al (United States District Court for the District of Nevada) (the “District Court”) (“Rimini I”), against us and our President, Chief Executive Officer and Chairman of the Board, Seth Ravin, alleging that certain of our processes (Process 1.0) violated Oracle’s license agreements with its customers and that we committed acts of copyright infringement and violated other federal and state laws. The litigation involved our business processes and the manner in which we provided our services to our clients.

After completion of a jury trial in 2015 and subsequent appeals, the final outcome of Rimini I was that Mr. Ravin was found not liable for any claims and we were found liable for only one claim: “innocent infringement,” a jury finding that we did not know and had no reason to know that our former support processes were infringing. The jury also found that the infringement did not cause Oracle to suffer lost profits. We were ordered to pay a judgment of $124.4 million in 2016, which we promptly paid and then pursued appeals. With interest, attorneys’ fees and costs, the total judgment paid by us to Oracle after the completion of all appeals was approximately $89.9 million. A portion of such judgment was paid by our insurance carriers (for additional information on this topic, see Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Report).

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

In July 2020, Oracle filed a motion to show cause contending that we were in violation of the Rimini I Injunction, and we opposed this motion, disputing Oracle’s claims. The final outcome of the Rimini I Injunction Proceedings, which were resolved in October 2023 on remand to the District Court following our appeal of the District Court’s original January 2022 decision in this matter to the Ninth Circuit Court of Appeals (the “Ninth Circuit”), was a finding that we had violated the Rimini I Injunction in four instances, entitling Oracle to $0.5 million in sanctions. We were also required to comply with the District Court’s January 2022 order to quarantine certain computer files and provide proof of such quarantining to Oracle.

In December 2023, the District Court accepted a joint stipulation between us and Oracle (the “Stipulation”) resolving the issue of Oracle’s recovery of attorneys’ fees and costs in the Rimini I Injunction Proceedings upon our payment of approximately $9.7 million to Oracle. Also per the Stipulation, we agreed that we would forego any remaining appellate rights with respect to this matter.

As a result of the Stipulation and the subsequent payment by us of the amount described above, all issues relating to the Rimini I Injunction Proceedings have been resolved. At this time, we believe that we are in substantial compliance with the Rimini I Injunction.

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

In October 2022, Oracle withdrew all of its monetary damages claims against us and our President, Chief Executive Officer and Chairman of the Board, Mr. Ravin, in Rimini II and moved to proceed with a bench trial instead of a jury trial for its claims for equitable relief.

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

In July 2023, as a result of a bench trial that occurred in November and December 2022, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by a permanent injunction against us (the “Rimini II Injunction”) which, as described further below, was subsequently significantly vacated by the Ninth Circuit on appeal, remanding remaining issues to the District Court. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and J.D. Edwards products, further ordering that we were entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, enjoining us from making certain statements and prohibiting certain actions in connection with the manner of marketing, selling and providing services to clients of the Oracle products in question as further described below, and on indirect and vicarious copyright infringement claims against our President, Chief Executive Officer and Chairman of the Board, Mr. Ravin. The District Court denied our California Unfair Competition Law claim and other declaratory judgment claims.

In July 2023, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 2023 Rimini II judgment and Injunction and filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending our appeal of the Rimini II judgment and Injunction.

In August 2023, the District Court issued an order denying our emergency motion to stay the Rimini II Injunction pending our appeal with the Ninth Circuit and granting an administrative stay of the Rimini II Injunction pending the outcome of a motion to stay to be filed by us with the Ninth Circuit. Shortly thereafter, we filed a separate motion to stay the Rimini II Injunction with the Ninth Circuit, asserting that certain provisions of the Rimini II Injunction are vague and overbroad, that the District Court committed legal error, that certain provisions would require us to commit criminal acts to comply with its terms, and that the Rimini II Injunction would cause us and third parties “irreparable harm,” among other grounds.

A three-judge panel of the Ninth Circuit heard oral argument on our appeal of the District Court’s July 2023 Rimini II judgment and Injunction on June 5, 2024, and the Ninth Circuit issued its decision on our appeal on December 16, 2024.

In its decision, the Ninth Circuit vacated multiple copyright rulings, reversed in part the District Court’s Lanham Act ruling and vacated the portions of the Rimini II Injunction that we had appealed. The Ninth Circuit rejected the test for derivative works adopted by the District Court and, accordingly, the District Court’s associated holdings based on the application of this erroneous standard, remanding this issue to the District Court. The Ninth Circuit also vacated the District Court’s order striking the “essential step” defense provided by Section 117(a) of the Copyright Act, as well as the District Court’s ruling that certain client environments containing Oracle Database violated the license agreements, also remanding these issues to the District Court. The Court found all but one of twelve statements regarding security to be nonactionable under the Lanham Act and, therefore, reversed the ruling and vacated the injunction as to eleven statements. Finally, the Ninth Circuit denied our motion to stay the Rimini II Injunction, finding that Rimini’s motion was moot based on its decision. We are currently unable to predict the timing or outcome of any future decisions by the District Court regarding the issues in our appeal that were reversed in part and/or were vacated/rejected and specifically remanded to the District Court.

On December 23, 2024, as required by the District Court, we filed a notice with the District Court informing it that the Ninth Circuit had denied our motion to stay the Rimini II Injunction because the Ninth Circuit’s December 16, 2024 decision had rendered Rimini’s motion moot.

On January 29, 2025, Oracle filed a petition for panel rehearing and rehearing en banc in the Ninth Circuit, arguing that the panel had erred in its rulings regarding Section 117(a), derivative works, one of the security-related statements under the Lanham Act, and vacatur of portions of the injunction RSI appealed. On February 25, 2025, the Ninth Circuit denied Oracle’s petition for panel rehearing and rehearing en banc. Oracle has 90 days from that date to file a petition for a writ of certiorari in the United States Supreme Court. Oracle may or may not choose to pursue an appeal, and we cannot predict whether any such appeal would be successful.

Further, no assurance is or can be given that the District Court will rule in a manner that is favorable to us on any issues relating to the Rimini II litigation that are reconsidered on remand. We reserve all rights, including appellate rights, with respect to these issues.

As originally ordered by the District Court, the Rimini II Injunction was primarily directed at Oracle’s PeopleSoft software product and, if effective, would limit, but not fully prohibit, the support services we can provide our clients using Oracle’s PeopleSoft software product. Please refer to the section titled Recent Developments under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report for updated information regarding our previously announced plans to wind-down the offering of services for Oracle PeopleSoft products.

Among other things, the Rimini II Injunction would require us to immediately and permanently delete certain PeopleSoft software environments, files and updates identified in the Rimini II Injunction, and to immediately and permanently discontinue the use of, and to delete, certain Company-created automated tools. The Rimini II Injunction also prohibits using, distributing, copying, or making derivative works from certain files, and prohibits the transfer or copying of PeopleSoft files, updates, and modifications, and portions of PeopleSoft software that are developed, tested, or exist in one client’s systems to our systems or another client’s systems.

The Rimini II Injunction also specifies that we shall not remove, alter or omit any Oracle copyright notices or other Oracle copyright management information from any file that contains an Oracle copyright notice and prohibits us from publicly making statements or statements substantially similar to those the District Court found to be “false and misleading,” which are listed in the Rimini II Injunction. The Rimini II Injunction also requires the Company to issue a corrective press regarding the statements and post it on the Company’s website.

In November 2023, Oracle filed a motion with the District Court requesting attorneys’ fees and costs of approximately $70.6 million relating to the Rimini II litigation. On September 23, 2024, the District Court issued its order on Oracle’s motion for attorneys’ fees and costs, granting in part and denying in part the motion, awarding Oracle $58.2 million in attorneys’ fees and $0.3 million in costs. For the year ended December 31, 2024, we paid a total of $58.7 million to Oracle related to this matter, including post-judgment interest of $0.2 million paid to Oracle on November 13, 2024.

On September 24, 2024, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s award of attorneys’ fees and costs to Oracle. As of the date of this Report, our appeal remains pending. Our opening brief is due on March 11, 2025, and Oracle’s answering brief is due April 10, 2025. Our optional reply brief is due 21 days after Oracle files its answering brief.
While we plan to continue to vigorously pursue our appeal of the District Court’s award of attorneys’ fees and costs to Oracle in the Rimini II litigation, we are unable to predict the timing or outcome of this matter. No assurance is or can be given that we will prevail in our appeal of the District Court’s award of attorney’s fees and costs to Oracle in the Rimini II litigation or if there are any issues in the Rimini II litigation that become subject to further appeal.

If the Rimini II Injunction became effective in a manner substantially similar to the version originally ordered by the District Court, it would impact our delivery of PeopleSoft support services to clients in the future. However, the associated costs are not currently estimable and are required to be recorded when incurred. Accordingly, we have made no associated accrual as of December 31, 2024. Required changes to how support services are delivered to our PeopleSoft clients could have a material adverse impact on our financial position, results of operations and cash flows. Further, we are currently reassessing our decision to wind-down the offering of services for Oracle PeopleSoft products, which efforts, if continued, will take time to complete, and the issues that will ultimately be considered by the District Court on remand in the Rimini II litigation could impact the nature and timing of any future wind-down efforts. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% of our total revenue for the year ended December 31, 2024.

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

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. As of the date of this Report, we anticipate additional rulings by the District Court with respect to the 2023 Rimini II judgment and Injunction, by the Ninth Circuit with respect to the District Court’s award of attorneys’ fees and costs, and in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigation. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may continue to decline, which stock price volatility may result in other legal claims against us and potentially create risk of noncompliance with Nasdaq minimum trading price requirements. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue to vigorously litigate the pending matters in the Rimini II litigation, we are unable to predict the timing or outcome of these matters. No assurance is or can be given that we will prevail on any appeal, claim, or counterclaim.

See the section titled “Legal Proceedings” in Part I, Item 3 and Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing Rimini I Injunction compliance and that are the subject of the Rimini II litigation with Oracle represent a significant portion of our current revenue.

The Rimini II Injunction, if effective in a manner substantially similar to the version originally ordered by the District Court, would limit, but not fully prohibit, the support services we can provide clients using Oracle’s PeopleSoft software product. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 8% of our total revenue for the year ended December 31, 2024. For the year ended December 31, 2024, approximately 62% of our total revenue was derived from services provided to our clients using Oracle software products. Although we provide support services for additional Oracle product lines that are not the subject of the Rimini I Injunction or the Rimini II litigation, as well as for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of these matters. Should the Rimini II Injunction become effective (or substantially effective) as originally ordered by the District Court, should the District Court ultimately rule against us on issues reconsidered on remand, or should any additional contempt proceeding on the Rimini I Injunction and/or the Rimini II Injunction result in a final order holding us in contempt, implicating processes for which we have not previously modified the way we provide our support services, we could be required to change the way we provide support services to some of our clients, also potentially impacting any future plans to wind-down the offering of services for Oracle PeopleSoft products, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, and require us to incur additional costs in order to comply with the Rimini II Injunction, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the existence of this ongoing litigation could negatively impact the value of our equity securities, and could negatively impact our ability to raise additional equity or debt financing, as well as result in other legal claims against us.

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

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread, with the expectation that inflation and other economic challenges will be exacerbated for an extended period. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. In addition, further disruptions in the U.S. banking sector could impact certain of our clients’ ability to access their existing cash, which could also impair their ability to make timely payments to us, adversely affecting our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments, including the economic disruption caused by the Israel-Hamas conflict, the Russian invasion of Ukraine and recent political and trade turmoil with China and elsewhere have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

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

There are also several smaller support services vendors in the independent enterprise software support services market with whom we compete with respect to certain of our support services. We expect competition to continue to increase in the future, particularly if we prevail in our appeal of the Rimini II litigation, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices. In addition, certain providers of independent enterprise software support, products and services may have or may develop more strategic relationships with enterprise software vendors, which may allow them to compete more effectively than us over the long term. To the extent any of our competitors have existing relationships with potential clients for any component of our Solutions Portfolio, those potential clients may be unwilling to purchase our services because of those existing relationships, which could cause the demand for our services to be substantially impacted. Further, our competitors may attempt to use the Oracle litigation described above under the section titled “Risks Related to Litigation,” to dissuade certain of our prospective or existing clients from purchasing or continuing to purchase any or all of the components of our Solutions Portfolio, including our enterprise software support services.

We have had a history of losses and may not achieve revenue growth or profitability in the future. Further, if we are unable to attract new clients or retain and/or sell additional products or services to our existing clients, our revenue growth could be adversely affected.

We recorded a net loss of $36.3 million for the year ended December 31, 2024, and we had an accumulated deficit of $238.5 million as of December 31, 2024. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

While our revenue has generally grown over the last several years, it declined from $431.5 million for the year ended December 31, 2023 to $428.8 million for the year ended December 31, 2024, representing a period over period decrease of 1%. Our revenue for any previous quarterly or annual periods should not be relied upon as an indication of our revenue or revenue growth in the future. Further, efforts focused on future growth may not result in increased revenue. We believe growth of our revenue depends on a number of factors, including our ability to:

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

We rely on our management team and other key employees, including our President, Chief Executive Officer and Chairman of the Board, and the loss or disability of one or more key employees could harm our business. Additionally, the failure to attract and retain additional qualified personnel, including sales personnel, or to expand our marketing and sales capabilities could prevent us from executing our business strategy.

The loss of or a disability that would prevent our President, Chief Executive Officer and Chairman of the Board or any of our key members of management from substantially performing their duties could have a material adverse effect on our business, operating results and financial condition, particularly if we are unable to hire and integrate suitable replacements on a timely basis. Mr. Ravin has been under long-standing medical care for kidney disease, which includes ongoing treatment. Although Mr. Ravin’s condition has not adversely impacted his performance as President, Chief Executive Officer and Chairman of the Board or on the overall management of the Company, we can provide no assurance that his condition will not affect his ability to perform the role of President, Chief Executive Officer and Chairman of the Board in the future. Further, as we continue to grow our business, we will continue to adjust our management team to best address our growth opportunities. If we are unable to attract or retain the right individuals for the team, it could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business. We do not maintain key man life insurance on any of our employees.

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

Moreover, it generally takes our new sales personnel an average of between nine to twelve months to operate at the capacity typically expected of experienced sales personnel. This ramp cycle, combined with our typical six- to twelve-month sales cycle for engaged prospects, means that we will not immediately recognize a return on this investment in our sales results. In addition, the cost to acquire clients is high due to the cost of these marketing and sales efforts. Further, the cost of marketing and sales efforts will likely increase as we continue to offer new products and services, as even our experienced sales personnel will need to receive specialized training on our new offerings. Our business may be materially harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against claims and litigation alleging infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Our ongoing litigation with Oracle relates in part to copyright infringement claims and, from time to time, we may receive threatening letters or notices alleging infringement or may be the subject of claims that our services and underlying technology infringe or violate the intellectual property rights of others. Further, while we prohibit the use of generative artificial intelligence (AI) technologies by our employees unless incorporated into one of our product or service offerings or approved in accordance with internal policies, incorporating AI technologies in our product and service offerings or the unauthorized use of generative AI technologies by our employees may result in allegations or claims against us related to violations of third-party intellectual property rights, unauthorized access to or use of proprietary information and/or failure to comply with the terms of third-party licensing agreements. Any allegation of infringement, whether innocent or intentional, can adversely impact marketing, sales and our reputation.

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

We depend and rely on SaaS technologies and related services from third parties in order to operate critical functions of our business, and interruptions or performance problems with these technologies or services, including any deficiencies associated with generative AI technologies potentially offered by us or used by such third parties, may adversely affect our business and operating results.

We depend and rely on software-as-a-service, or SaaS, technologies and related services from third parties to operate critical functions of our business, including billing and order management, financial accounting services, and client relationship management services. If these services become unavailable due to extended outages or interruptions, security vulnerabilities, or cyber-attacks, because they are no longer available on commercially reasonable terms or prices, or due to other unforeseen circumstances, our expenses could increase, our ability to manage these critical functions could be interrupted, and our processes for and ability to manage sales of our products, recognize revenue, and support our clients could be impaired, all of which could adversely affect our business and operating results. Further, any incorporation of generative AI technologies in our product and service offerings and the continued use and/or development of AI technologies or services by some of our third-party vendors and service providers, as well as any ineffective or inadequate generative AI development or deployment practices by us or such third-party vendors and service providers, could result in unintended consequences such as reputational damage, legal liabilities or loss of user confidence or business. The algorithms and models used in generative AI technologies and systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. In addition, there is a risk of system failures, disruptions or vulnerabilities that could compromise the integrity, security or privacy of the generated content, including the use of cyberattacks against emerging technologies, such as forms of generative AI.

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

As enterprise software products become more advanced and complex, we will need to devote additional resources to innovating, improving and expanding our offerings to provide relevant products and services to our clients using these more advanced and complex products. In addition, we will need to appropriately scale our internal business systems and our global operations and client engagement teams to serve the changing needs of our client base, particularly as our client demographics expand over time. Any such expansion may be expensive and complex, requiring financial investments, management time and attention. Any failure of or delay in these efforts could adversely affect the quality or success of our services and negatively impact client satisfaction, resulting in potential decreased sales to new clients and possibly lower renewal rates by existing clients. Furthermore, changes in client demand or changes in our product offerings resulting from external events outside of our control, including our litigation with Oracle, could require us to alter the scale of our business, including, among other things, implementing additional workforce reductions.

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

•changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and sanctions and other trade barriers;
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

Our exposure in operating our business globally with the risks noted above and the unique challenges of each new geography, as well as changes in U.S. trade policies, increase the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our global operations and are unable to do so successfully and in a timely manner, our business and results of operations will be adversely affected.

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

We continue to invest resources in research and development to enhance our current product and service offerings, and other new offerings that will appeal to clients and potential clients, for example, our partnership with Salesforce to support SaaS solutions, our managed services for SAP and Oracle products and our Rimini ONE integrated services. The development of new product and service offerings may not generate sufficient revenue to offset the increased research and development expenses and may not generate gross profit margins consistent with our current margins. Also, our new product and service offerings may be in markets that are more competitive than markets for our existing product and service offerings, making it more difficult to introduce them to clients and potential clients effectively or provide them profitably.

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

We rely on certain key information technology systems, including some with generative artificial intelligence (AI) and some of which are dependent on services provided by third parties, to provide critical data and services for our internal and external users. Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, vendor or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our clients may be harmed, and we could incur significant liabilities. Cyberattacks continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. Furthermore, due to tensions related to ongoing geopolitical conflicts, the risk of cyber-attacks may be elevated. We have been the subject of cybersecurity threats and expect such threats to continue in the future. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our clients’ systems that we support, and we may not be able to make such repairs in a timely manner or at all.

We may be unable to fully anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently, including increased usage of emerging technologies such as advanced automation or AI, and generally are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our systems or security measures or gain unauthorized access to our clients’ proprietary information and protected data as was the case in a 2021 successful phishing incident where we were a victim, which resulted in some unauthorized sharing of client addresses and outstanding billing data information, but did not significantly impact our business or client relationships.

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

State, local and foreign jurisdictions have differing and complex rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations can be subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our products and services in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and can vary significantly. Currently, we are under audit in some of our jurisdictions and as a result, we could face the possibility of tax assessments and additional audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates. Should these jurisdictions determine that we should be collecting additional sales, use, value-added or other taxes, it could result in substantial tax liabilities and related penalties for past sales, discourage clients from purchasing our products and services or otherwise harm our business and results of operations.

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

Reference is made to Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for a discussion of income taxes.

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

Our reputation and/or business could be negatively impacted by environmental, social and governance (ESG) matters and/or our reporting of such matters and expose us to additional costs and risks.

Our implementation reporting on ESG matters present numerous operational, financial, legal, reputational and other risks, many of which are outside of our control, and all of which could have a material negative impact on our business. Companies have recently faced attention from various stakeholders and regulators, both in the U.S. and internationally, relating to ESG matters, including environmental stewardship, social responsibility and inclusion. Failure to satisfy our stakeholders with regard to ESG matters could negatively impact our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment towards us, which could have a negative impact on our stock price. Further, the direction that the new Presidential administration takes and its initiatives surrounding ESG matters may be inconsistent with stakeholder positions on ESG matters, and we may experience conflicts between actual or proposed governmental regulations and stakeholder expectations

Risks Related to our Indebtedness and Securities

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On December 31, 2024, our outstanding indebtedness under our 2024 Credit Facility and finance leases totaled $87.2 million. We may incur substantial additional indebtedness in the future. Our 2024 Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our 2024 Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our 2024 Credit Facility. Our 2024 Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Further, we are required under our 2024 Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of December 31, 2024 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our 2024 Credit Facility could result in a default under the 2024 Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the 2024 Credit Facility and the lenders accelerate the amounts outstanding under the 2024 Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our 2024 Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

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

The price of our Common Stock may be volatile, any issuance of Common Stock upon the exercise of remaining warrants will dilute existing stockholders, and such issuances and/or any sales of Common Stock by large stockholders may depress the market price of our Common Stock.

The price of our Common Stock may fluctuate due to various factors enumerated in this Risk Factors section and elsewhere in this Report. Additional factors impacting the price of our Common Stock could include:

•the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•any delisting of our Common Stock from Nasdaq Global Market due to any failure to meet listing requirements, including the minimum trading price requirements as a result of our stock price volatility; and
•the general state of securities markets.

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

Based on the number of shares of Common Stock outstanding as of December 31, 2024, two of our stockholders have aggregate voting power of approximately 37.9% of our outstanding capital stock. As of December 31, 2024, (i) approximately 25.9% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.0% of our outstanding voting capital stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 39.6% as of December 31, 2024.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the year ended December 31, 2024, we did not acquire any shares of Common Stock. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

We have established policies and procedures, including our Incident Response Plan (“IRP”), for assessing, identifying, managing, and responding to cybersecurity and privacy threats and incidents, including protocols for assessing potential material impact from cybersecurity threats and incidents, escalating to executive leadership and the Board, engaging external stakeholders, and reporting incidents based on applicable legal requirements. Our IRP provides guidance in the event of a cybersecurity incident, including processes with roles and responsibilities assigned to members of our Incident Response Team (“IRT”), to triage, assess severity, escalate, contain, investigate, and remediate incidents, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Our IRT is led by our Chief Information Security Officer, with representatives from our IT, Security, Corporate Legal, Communications and Public Relations, Human Resources, Ethics & Compliance and Finance departments/functions.

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

Regarding data privacy, in 2023, our Ethics & Compliance function implemented an annual privacy awareness initiative known as “Data Privacy Week,” celebrating an event known as International Data Privacy Day, which is acknowledged in over 50 countries as promoting data privacy best practices and raising awareness about the importance of data protection. Data Privacy Week messaging includes highlighting the various departments and employees who support our data privacy and security compliance efforts, as well as trivia challenges designed to engage employees on this topic. Finally, our compliance program requires all employees to take periodic awareness training on data privacy. This training includes information about confidentiality and security, as well as responding to unauthorized access to or use of information.

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

Cyberattacks continue to increase in frequency and magnitude generally, and cyber criminals are becoming more sophisticated, including increased usage of emerging technologies such as advanced automation and artificial intelligence. Although we have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and client expectations and will continue to make significant investments to maintain the security of our and our client’s data and our cybersecurity infrastructure, there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective against new and/or emerging threats, vulnerabilities and techniques designed to circumvent such measures. To date, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, please refer to “Risk Factors” (Part I, Item 1A of this Report).

Cybersecurity Governance

The Audit Committee of our Board includes members with significant experience and/or expertise in technology or cybersecurity and is responsible for the primary oversight of enterprise risk assessment and management pertaining to the financial, accounting, liquidity, market, tax, cybersecurity and other information technology risks facing our company. At its regular meetings, the Audit Committee, which meets no less than four times per year, receives regular reports from our Company’s Ethics & Compliance function, on matters relating to data privacy and compliance, as well as from our Vice President of Risk Management on enterprise risk management, including the activities of our internal audit department surrounding audits and risk assessments of our information security management system, coverage by our insurance carriers for cybersecurity incidents, and our ISO 9001 and 27001 certifications (described above under the heading “Compliance and Certifications” in Part I, Item 1 (“Business”) of this Report.

The full Board, at least annually, and the Audit Committee of the Board, generally quarterly, receive reports on our cybersecurity program and developments. These reports include analyses of recent cybersecurity threats and incidents at the Company and across the industry, as well as a review of our own security controls, assessments and program maturity. It is anticipated that Audit Committee oversight will include review of periodic tabletop exercises to test cybersecurity infrastructure and incident response measures.

Our Global IT and Global Security departments are led by our Chief Information Security Officer (CISO), who also serves as the Senior Vice President and General Manager of our Rimini Protect and Rimini Watch solutions. In this role, he is responsible for providing strategic leadership and management of Rimini Street’s internal information security and compliance team and programs, the Rimini Protect client-facing security services and solutions, and the Rimini Watch observability solution. Our CISO has over 25 years of experience in IT and security for private and public-sector organizations and expertise in strategic consulting services, risk analysis/risk mitigation, and compliance. Previously, he held roles developing and managing technology and security teams, operations, business development, client-facing programs, budgets, and compliance in highly diverse organizations including the Global 100, defense, healthcare, energy, financial, retail, and education industries. He holds a Bachelor of Science degree in Information Systems with a concentration in Internetworking from Strayer University in Maryland.

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

Item 2.    Properties

Our principal executive offices are located in Las Vegas, Nevada. We also lease office facilities or contract with flexible workspace providers in various U.S. cities located in California, Illinois, New York and North Carolina, as well as internationally in Australia, Brazil, Canada, China, France, Germany, India, Israel, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Singapore, South Korea, Sweden, Taiwan, the United Arab Emirates and the United Kingdom.

We lease all of our facilities, and we do not own any real property. To the extent we may require additional office space in the future, we believe that it would be readily available on commercially reasonable terms. For additional information regarding impairment charges related to certain of our office leases, please refer to Note 2 of the 2024 Consolidated Financial Statement included in Part II, Item 8 of this report.

Item 3.    Legal Proceedings

The legal proceedings and government inquiry described in Note 9 of the 2024 Consolidated Financial Statements included in Part II, Item 8 of this Report are incorporated in this Item 3. Legal Proceedings by reference.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Global Market under the symbol “RMNI.”

Holders

On February 25, 2025, there were approximately 43 stockholders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock are held of record in broker “street names” for the benefit of individual investors.

Dividends

The payment of any dividends on our Common Stock is currently within the discretion of our Board of Directors subject to certain restrictions under the terms of our Amended Credit Facility. We have not paid any cash dividends on our Common Stock to date and the payment of any future cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. It is presently expected that we will retain all earnings for use in our business operations and our stock repurchase program and, accordingly, it is not expected that our Board of Directors will declare any dividends on our outstanding shares of Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the information required by this item.

Stock Performance

The accompanying performance graph compares the cumulative total stockholder return on our Common Stock, $0.0001 par value per share, for the period beginning December 31, 2019 and ended December 31, 2024, with the cumulative total return on the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index over the same period (assuming the investment of $100 in our Common Stock, the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index on December 31, 2019), and the reinvestment of dividends. The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

	As of December 31,
	2019	2020	2021	2022	2023	2024
Rimini Street, Inc.	$100.00	$114.75	$153.86	$98.20	$84.28	$68.81
Nasdaq Composite Index	$100.00	$145.05	$177.27	$119.63	$173.11	$224.34
Dow Jones U.S. Computer Services Index	$100.00	$114.29	$138.87	$119.52	$146.14	$178.46

Total Return
250
200
150
100
50
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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

For the three months ended December 31, 2024, we did not acquire any shares of Common Stock.

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

A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 that are not in this Report can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 28, 2024, which discussion is hereby incorporated by reference and is available on the SEC’s website at sec.gov.

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

To meet the needs of our clients and prospects and to service what we believe is a significantly expanded addressable market opportunity, we continue to expand our solutions portfolio (our “Solutions Portfolio”) to a wider array of enterprise software – including an expanded list of supported software for VMware; managed services for Oracle, SAP, Salesforce®, IBM, ServiceNow®, and open-source database software; and new solutions for security, interoperability, observability and consulting. We also offer a unified package of our services as Rimini ONE™, a unique end-to-end, “turnkey” outsourcing option for Oracle and SAP landscapes designed to optimize our clients’ existing technologies with a minimum of 15 extended years of operating lifespan and enable our clients to focus their IT talent and budget on potentially higher-value, innovative projects that will support competitive advantage and growth.

As of December 31, 2024, we employed over 2,040 professionals and supported over 3,080 active clients globally, including approximately 73 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our support, products or services. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and have wholly-owned subsidiaries in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe our primary competitors for our support services are the enterprise software vendors whose products we service and support, including Oracle, SAP, IBM, Microsoft and VMware. We believe our primary competitors for our other solutions include systems integrators, security, interoperability and observability vendors; and IT consulting firms.

Our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $428.8 million, $431.5 million and $409.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, representing a year-over-year decrease of 1% for 2024 and 5% increase for 2023. We have a history of losses, and as of December 31, 2024, we had an accumulated deficit of $238.5 million. We recorded net loss of $36.3 million, net income of $26.1 million and net loss of $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. We generated approximately 49% of our revenue in the United States and approximately 51% of our revenue from our international business for the year ended December 31, 2024.

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

Recent Developments

Reference is made to Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for a discussion of developments in our litigation with Oracle.

Additionally, reference is made to Note 5 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for a discussion of developments related to our amended credit facility dated April 30, 2024, (as amended, the “2024 Credit Facility”).

Our Business Model

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. We also believe organizations are increasingly creating more complex IT environments that are a mixture of multiple technologies, business models and vendors, including perpetual license and subscription license software solutions, deployed across the client’s system and cloud computing providers (hybrid IT environments), and consisting of proprietary and non-proprietary open-source software, all from a multitude of different technology vendors. The costs associated with running and supporting these systems; failure and downtime; security exposure; integrating and monitoring; and maintaining the tax, legal and regulatory compliance of these software systems, have increased in both actual spend and as a percentage of the full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business.

The majority of our revenue through December 31, 2024, was generated from our support solutions.

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

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of December 31, 2024, 2023 and 2022, we had approximately 3,080, 3,030 and 3,020 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our support, products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of December 31, 2024, 2023 and 2022, we had over 1,570, 1,530 and 1,510 unique clients, respectively.

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

Annualized subscription revenue

We recognize subscription revenue on a daily basis. We define annualized subscription revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base assuming no cancellations or price changes occur during that period. Subscription revenue excludes any non-recurring revenue, which has been insignificant to date. Our annualized subscription revenue was approximately $415 million, $432 million and $420 million as of December 31, 2024, 2023 and 2022, respectively. Our annualized subscription revenue calculated as of December 31, 2024 excluded the one-time revenue recognized due to a client event as noted in the Results of Operations.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancelable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 88%, 90% and 92% for each of the years ended December 31, 2024, 2023 and 2022, respectively. The decline in our retention rate for the year ended December 31, 2024 was due to attrition during the fourth quarter of 2023 as well as the first and second quarters of 2024, as certain clients did not renew specific subscriptions for a variety of reasons. However, in some cases, these clients maintained or added subscriptions for other products and services. Our net billings during 2024 were about 1% higher than the prior year, with billings growth in the second half of the year partially offsetting the billings decline in the first half of the year.

Gross margin

We derive revenue through the sale of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross margin is the ratio of gross profit divided by revenue. Our gross margin was approximately 60.9%, 62.3% and 62.8% for the years ended December 31, 2024, 2023 and 2022, respectively. We believe the gross margin provides an indication of how efficiently and effectively we are operating our business and serving our clients.

Factors Affecting Our Operating Performance

Litigation

The information from Item 3, Legal Proceedings and Item 1A, Risk Factors—Risks Related to Litigation—“We and our President, Chief Executive Officer and Chairman of the Board have been involved in continuing litigation with Oracle since 2010. Adverse outcomes and future adverse outcomes in the ongoing litigation could result in the payment of substantial attorneys’ fees and/or costs and/or injunctions against certain of our business practices, which could have a material adverse effect on our business and financial results,” is incorporated by reference herein. For claims on which Oracle has prevailed or may prevail, we have been and could be required to pay substantial damages or reimbursement of legal expenses incurred in connection with the proceedings or for our current or past business activities or be enjoined from certain business practices. Any of these outcomes could result in a material adverse effect on our business.

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

Global Economic Uncertainty

We have experienced some clients not renewing our services due to the adverse impact on their businesses from current global economic uncertainty, as well as by the economic disruption continuing to be caused by current conflicts and recent political and trade turmoil with China, amongst other global challenges. While we do not physically operate in some of these countries, we do have operations in Israel. These global events, together with inflationary pressures, have negatively impacted the global economy, causing the U.S. Federal Reserve to raise interest rates in 2022 and to reduce interest rates in 2024.

Uncertainty in changes to be made in laws and regulations by the new U.S. Presidential administration, along with uncertainty about the trade policies of such administration, particularly when pertaining to treaties, tariffs and other limitations on international trade, are causing economic and geopolitical uncertainty. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of the economic disruptions described above had a significant net impact on our revenue or results of operations during the year ended December 31, 2024.

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

Reorganization costs. These costs consist primarily of severance costs associated with reorganization plans that occurred in 2024 and 2022.

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

Results of Operations

Comparison of Years ended December 31, 2024 and 2023

Our consolidated statements of operations for the years ended December 31, 2024 and 2023 are presented below (in thousands):

			Variance
	2024	2023	Amount	Percent
Revenue	$428,753	$431,496	$(2,743)	(0.6)%
Cost of revenue:
Employee compensation and benefits	105,647	103,700	1,947	1.9%
Engineering consulting costs	26,225	26,738	(513)	(1.9)%
Administrative allocations (1)	16,267	14,540	1,727	11.9%
All other costs	19,592	17,535	2,057	11.7%
Total cost of revenue	167,731	162,513	5,218	3.2%
Gross profit	261,022	268,983	(7,961)	(3.0)%
Gross margin	60.9%	62.3%
Operating expenses:
Sales and marketing	149,736	142,339	7,397	5.2%
General and administrative	73,084	73,044	40	0.1%
Reorganization costs	5,737	59	5,678	9,623.7%
Litigation costs and related recoveries, net	64,593	9,776	54,817	560.7%
Total operating expenses	293,150	225,218	67,932	30.2%
Operating income (loss)	(32,128)	43,765	(75,893)	(173.4)%
Non-operating expenses:
Interest expense	(6,305)	(5,522)	(783)	14.2%
Other income (expenses), net	1,790	2,989	(1,199)	(40.1)%
Income before income taxes	(36,643)	41,232	(77,875)	(188.9)%
Income taxes	371	(15,173)	15,544	(102.4)%
Net income (loss)	$(36,272)	$26,059	$(62,331)	(239.2)%
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

Revenue. Revenue decreased from $431.5 million for the year ended December 31, 2023 to $428.8 million for the year ended December 31, 2024, a decrease of $2.7 million or 1%. The decline was due to a lower retention rate for clients beginning in the fourth quarter of 2023. It was partially offset by a one-time revenue recognition of $5.4 million due to a client event during the fourth quarter of 2024. On a regional basis, United States revenue declined from $220.0 million for fiscal 2023 to

$210.0 million for fiscal 2024, a decline of $10.0 million or 5%, while international revenue grew from $211.5 million for fiscal 2023 to $218.8 million for fiscal 2024, an increase of $7.2 million or 3%.

Previously we announced the wind-down of services for Oracle PeopleSoft products. We are now reassessing our exit from the PeopleSoft business in light of the recent litigation rulings and the continued demand in the market.

Cost of revenue. Total cost of revenue increased from $162.5 million for the year ended December 31, 2023 to $167.7 million for the year ended December 31, 2024, an increase of $5.2 million or 3%. This increase was due to several items. First our costs for employee compensation and benefits increased by $1.9 million. We also experienced an increase in all other costs of $2.1 million, driven primarily by an increase in outside services of $1.3 million, as well as an increase of allocated costs for $1.7 million. Offsetting the increased costs, we experienced a decline in engineering consulting costs of $0.5 million.

The $1.9 million increase in cost of revenue attributable to employee compensation and benefits for the year ended December 31, 2024, was primarily due to an increase in salaries, wages and benefit costs due to a 11% increase in the average number of employees devoted to cost of revenue functions and annual pay increases.

As discussed in Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Report, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by the “Rimini II Injunction” in July 2023, which had been subject to an administrative stay. The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products.

A three-judge panel of the Ninth Circuit heard oral argument on our appeal of the District Court’s July 2023 Rimini II judgment and Injunction in June 2024, and the Ninth Circuit issued its decision on our appeal in December 2024. In its decision, the Ninth Circuit vacated multiple copyright rulings, reversed in part the District Court’s Lanham Act ruling, and vacated portions of the Rimini II Injunction that we appealed. In January 2025, Oracle filed a petition for panel rehearing and rehearing en banc in the Ninth Circuit, arguing that the panel had erred in its rulings regarding Section 117(a), derivative works, one of the security-related statements under the Lanham Act, and vacatur of portions of the injunction the Company appealed.

If the Rimini II Injunction becomes effective in a manner substantially similar to the version originally ordered by the District Court, it would impact our delivery of PeopleSoft support services to clients in the future, as well as potentially impact our previously announced plans to wind-down the offering of services for Oracle PeopleSoft products.

We would likely incur additional expenses for incremental labor costs and other contingencies in order to comply. Due to the large number of uncertainties surrounding the outcome of the ongoing litigation, we are unable to determine the final impact on future period costs until a decision is rendered. Any adverse outcome in our ongoing judicial proceedings could have a material adverse effect on our results of operations.

Gross Profit. Gross profit decreased from $269.0 million for the year ended December 31, 2023 to $261.0 million for the year ended December 31, 2024, a decline of $8.0 million or 3%. Gross margin for the year ended December 31, 2023 was 62.3% compared to 60.9% for the year ended December 31, 2024. Our revenue for the year ended December 31, 2024 declined by $2.7 million or 1% compared to the year ended December 31, 2023. Total cost of revenue for the year ended December 31, 2024 increased by $5.2 million, or 3%, compared to the year ended December 31, 2023. Given that the increase in the cost of revenue was 3% and we experienced a decline in revenue of 1%, we realized a decline of 150 basis points in our gross margin for the year ended December 31, 2024 compared to the year ended December 31, 2023. The lower gross margin for the year ended December 31, 2024 was primarily due to increasing employee compensation and benefits, all other costs and administrative allocations despite a slight decline in our revenue.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 33% for the year ended December 31, 2023 to 35% for the year ended December 31, 2024. In dollar terms, sales and marketing expenses increased from $142.3 million for the year ended December 31, 2023 to $149.7 million for the year ended December 31, 2024, an increase of $7.4 million or 5%. This increase was primarily due to (i) a $6.3 million increase in travel and entertainment costs, primarily related to a sales training event held in January 2024 (ii) a $1.4 million increase in employee compensation and benefits, (iii) a $1.2 million increase in administrative allocated costs, and (iv) a $1.3 million increase of other costs. These costs increases were offset by (v) a $1.5 million decline in contract labor, (vi) a $0.8 million decline in trade show costs and (vii) a $0.5 million decline for advertising, marketing and promotional costs.

The $1.4 million increase in employee compensation and benefits for the year ended December 31, 2024 was primarily due to an increases of salaries, wages and benefits of $2.1 million offset by a reduction of stock-based compensation expense of $0.6 million.

General and administrative. General and administrative expenses increased from $73.0 million for the year ended December 31, 2023 to $73.1 million for the year ended December 31, 2024, a slight increase of $40.0 thousand or 0.1%. This increase was primarily due to (i) an increase of computer software costs of $2.7 million, (ii) an increase of professional fees of $1.4 million, (iii) an increase in sales and other taxes of $0.8 million, (iv) an increase of depreciation and amortization expense of $0.6 million, (v) an increase in rent and facility costs of $0.5 million and (vi) an increase of contract labor of $0.4 million. These unfavorable variances were offset, in part, by (vii) a decrease in compensation and benefit costs of $3.6 million and (viii) an increase in our administrative allocations from general and administrative expenses of $2.9 million.

The $3.6 million decline attributable to employee compensation and benefits for the year ended December 31, 2024, was primarily due to a decrease in stock-based compensation expense of $2.1 million, as well as a reduction in salaries, wages, bonus and benefit costs of $1.5 million, which was primarily a result of reorganization activity that occurred during the year ended December 31, 2024.

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

Reorganization costs. During the year ended December 31, 2024, we began a process to evaluate and optimize our cost structure through a headcount reduction. We recognized reorganization costs of $0.1 million for the year ended December 31, 2023 compared to $5.7 million for the year ended December 31, 2024. The increased cost was due primarily to severance costs associated with our 2024 reorganization plan. We are likely to incur additional reorganization costs during 2025 as we continue to optimize our cost structure in areas where opportunities to streamline our operations exist.

Litigation costs and related recoveries, net. For the years ended December 31, 2024 and 2023, litigation costs and related recoveries, net consist of the following (in thousands):

	2024	2023	Change
Litigation expense	$58,512	$2,743	$55,769
Professional fees and other costs of litigation	6,081	7,033	(952)
Litigation costs, net of related insurance recoveries	$64,593	$9,776	$54,817

Litigation expense increased from $2.7 million for year ended December 31, 2023 compared to $58.5 million for the year ended December 31, 2024. On September 23, 2024, the District Court issued its order on Oracle’s motion for attorneys’ fees and taxable costs. The District Court awarded to Oracle $58.2 million in attorneys’ fees and $0.3 million in costs. As a result, we expensed and paid $58.5 million for attorneys’ fees and costs during the year ended December 31, 2024. In December 2023, we reached an agreement with Oracle for $9.7 million for attorneys’ fees and costs, relating to the Rimini I Injunction contempt proceedings. We had previously accrued $6.9 million as an estimate of attorney’s fees and costs during the year ended December 31, 2021. As a result, we recorded an incremental expense of $2.8 million for the year ended December 31, 2023. This expense was offset by a payment received from Oracle of $0.1 million relating to the reduced sanctions award for the Rimini I Injunction contempt proceedings.

Professional fees and other defense costs associated with litigation decreased from $7.0 million for the year ended December 31, 2023 to $6.1 million for the year ended December 31, 2024, a decrease of $1.0 million. This decrease was primarily due to the timing of when costs were incurred for our appeal preparation of the Rimini II decision with the Ninth Circuit.

Interest expense. Interest expense increased from $5.5 million for the year ended December 31, 2023 to $6.3 million for the year ended December 31, 2024, an increase of $0.8 million. Interest expense increased primarily due to rising interest rates on our Credit Facilities, which increased from the effective interest rate of 8.2% for the year ended December 31, 2023 compared to an effective interest rate of 8.8% for the year ended December 31, 2024 under the term loan. In addition, we borrowed $15.0 million in October 2024 from our revolving line of credit, resulting in incremental interest expense of $0.2 million. Finally, we incurred $0.2 million of interest expense related to the Oracle attorneys’ fees and costs noted above during the year ended December 31, 2024.

Other income (expenses), net. For the year ended December 31, 2023, we had other income, net of $3.0 million as compared to other income, net of $1.8 million for the year ended December 31, 2024, a decline of $1.2 million. For the year ended December 31, 2023, other income, net of $3.0 million was comprised of gains from cash equivalents and investments of $3.7 million which were offset, in part, by foreign exchange losses of $0.3 million and other costs of $0.4 million. For the year ended December 31, 2024, net other income of approximately $1.8 million was comprised of gains from cash equivalents and investments of $3.6 million which were offset significantly by foreign exchange losses of approximately $1.2 million and other costs of $0.6 million.

Income taxes. Income taxes changed from tax expense of $15.2 million for the year ended December 31, 2023 to a tax benefit of $0.4 million for the year ended December 31, 2024, a change of $15.5 million or 102%. This was primarily due to a decrease of income before taxes of $77.9 million in the current year period compared to the prior year period.

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had a working capital deficit of $68.3 million and we had an accumulated deficit of $238.5 million. We recorded net loss of $36.3 million for the year ended December 31, 2024 and net income of $26.1 million for the year ended December 31, 2023, respectively.

Credit Facility

On April 30, 2024, we refinanced our Original Credit Facility, which had an outstanding principal balance of $70.9 million, with a new five-year senior secured credit facility (“2024 Credit Facility”) consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. As of December 31, 2024, we had outstanding term loan borrowings under our 2024 Credit Facility of $73.1 million. In addition, we had availability of $20.0 million under our new revolving line of credit as of December 31, 2024. We borrowed $15.0 million under the revolving line of credit on October 21, 2024. On October 22, 2024, we paid the full amount of the court ordered attorneys’ fees and costs in the Rimini II litigation, as discussed in Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Report.

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

The 2024 Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. We believe that we are in compliance with these financials covenants for the year ended December 31, 2024.

Please refer to Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Report for information regarding our 2024 Credit Facility.

A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $258.0 million that is included in current liabilities as of December 31, 2024. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to clients are currently limited to approximately 39.1% of the related deferred revenue based on our gross profit percentage of 60.9% for the year ended December 31, 2024.

For the next year, assuming that our operations are not significantly impacted by rising inflation, continued interest rate changes, other global economic or geopolitical uncertainties, or the litigation matters as disclosed in Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Report, we believe that cash, cash equivalents and restricted cash of $89.2 million as of December 31, 2024, plus future cash flows from operating activities and our 2024 Credit Facility will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations. Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our 2024 Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

As discussed below in greater detail, for the year ended December 31, 2024, we utilized cash flows of $38.8 million from our operating activities. We believe our operating cash flows for the year ending December 31, 2024 will be sufficient to fund the portion of our contractual obligations that is not funded with existing capital resources.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(38,849)	$12,467	$(51,316)
Investing activities	6,448	3,077	3,371
Financing activities	14,016	(6,892)	20,908

The effect of foreign currency translation was unfavorable by $8.2 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively, due to unfavorable foreign exchange impacts related to foreign cash. For the year ended December 31, 2024, the unfavorable foreign currency impact was primarily related to our foreign cash held in Japan as the Japanese yen weakened against the U.S. dollar.

Cash Flows Provided by Operating Activities

A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. For the years ended December 31, 2024 and 2023, cash flows used in and provided by operating activities amounted to $38.8 million and $12.5 million, respectively.

For the year ended December 31, 2024, cash flows utilized by operating activities amounted to $38.8 million. We recognized net loss of $36.3 million, non-cash expenses, net amounted to $8.6 million, and unfavorable changes in operating assets and liabilities, net were $11.2 million for the year ended December 31, 2024. The primary reason for the net loss for the year ended December 31, 2024 was due to the District Court awarding Oracle $58.2 million for attorneys’ fees and $0.3 million in costs on September 23, 2024. In addition, we incurred interest expense of $0.2 million associated with the Oracle award during the three months ended December 31, 2024. We paid $58.5 million to Oracle in October 2024 and then later paid interest of $0.2 million in November 2024. These payments had a significant impact on our operating cash flows for the year ended December 31, 2024, resulting in us utilizing operating funds for the year ended December 31, 2024. For further information regarding our legal matters, please see Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for a discussion of developments in our litigation with Oracle.

For the year ended December 31, 2024, the non-cash expenses, net of $8.6 million were comprised of the following: stock-based compensation expense of $9.5 million, amortization and accretion related to ROU assets and liabilities of $4.6 million, depreciation and amortization expense of $3.6 million, accretion and amortization of debt discount and issuance costs of $0.8 million, and deferred tax provision benefit of $9.8 million.

For the year ended December 31, 2024, changes in operating assets and liabilities were unfavorable by $11.2 million to the operating cash flows due to several items. The first item was an unfavorable change of $15.2 million for accounts receivable as we collected $416.3 million of accounts receivable during the year ended December 31, 2024 compared to billings, net of $423.0 million, for the year ended December 31, 2024. As a result, our days sales outstanding for accounts receivable was 71 days as of December 31, 2024. Accrued compensation, benefits, commissions and other liabilities were also unfavorable to our operating cash flows for $6.0 million during the year ended December 31, 2024. This was primarily due to payments of $2.7 million for paid time off related to our employee terminations due in part to our reorganization plan. In addition, we experienced a decline in commission payments of $1.4 million during the year ended December 31, 2024. Also, accounts payable had an unfavorable operating cash flow impact of $0.6 million during the year ended December 31, 2024.

The unfavorable changes were offset by the following favorable changes. Prepaid expenses, deposits and other assets changed favorably by $6.1 million for the year ended December 31, 2024. The change in prepaid expenses, deposits and other assets was primarily due to a reduction of prepaid expense of $2.5 million related to our January 2024 sales event as there was no similar event in January 2025. In addition, we experienced a reduction in prepaid royalties and insurance of $2.6 million as we made fewer prepayments as of December 31, 2024. The favorable change in deferred contract costs of $2.3 million was due to capitalizing $17.2 million of commission costs and amortizing $19.6 million of these costs during the year ended December 31, 2024. Finally, our deferred revenue had a favorable impact on our operating cash flows of $2.2 million, primarily due to recognizing revenue of $428.8 million offset by recording billings, net of $423.0 million for the year ended December 31, 2024.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities were primarily driven by investment purchases, investment sales and maturities, and capital expenditures for software development costs, computer equipment and leasehold improvements as we continued to invest in our business infrastructure and geographic locations. Cash provided by investing activities totaled $6.4 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.

For the year ended December 31, 2024, cash provided by investing activities of $6.4 million consisted of proceeds from sales and maturities of short-term investments of $17.3 million, offset by investment purchases of $7.5 million and capital expenditures of $3.4 million. The capital expenditures of $3.4 million consisted primarily of $2.5 million for capitalized software development costs, new computer equipment, and leasehold improvements in our U.S. entity, and $0.9 million for computer equipment at our foreign locations, primarily in India of $0.3 million and Brazil of $0.3 million.

For the year ended December 31, 2023, cash provided by investing activities of $3.1 million consisted of proceeds from sales and maturities of investments of $40.8 million, offset by investment purchases of $30.5 million and capital expenditures of $7.2 million. The capital expenditures of $7.2 million consisted primarily of $3.6 million for capitalized software development costs, new computer equipment, and furniture and fixtures in our U.S. entity, and $3.6 million for computer equipment at our foreign locations, primarily in India of $1.9 million, Brazil of $0.7 million, and Japan of $0.7 million.

Cash Flows from Financing Activities

For the year ended December 31, 2024, cash provided by financing activities of $14.0 million was attributable to receiving proceeds of $15.0 million, under our 2024 Credit Facility’s revolving line of credit, and $2.9 million, under our 2024 Credit Facility’s term loan. These items were offset by principal payments of $3.6 million for 2024 Credit Facility’s term loan and finance lease payments of $0.4 million.

For the year ended December 31, 2023, cash utilized in financing activities of $6.9 million was attributable to principal payments related to the Credit Facility of $5.6 million, payments to repurchase shares of Common Stock totaling $1.0 million and finance lease payments of $0.3 million. These cash uses were offset by proceeds of $0.1 million received from stock option exercises.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent company for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. The imposition of the Transition Tax set forth in the U.S. Tax Cuts and Jobs Act of 2017 may reduce or eliminate U.S. federal deferred taxes on the unremitted earnings of our foreign subsidiaries. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of December 31, 2024, we had cash and cash equivalents of $43.9 million in our foreign subsidiaries.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2024 and the period in which each contractual obligation is due (in thousands):

	Year Ending December 31:
	2025	2026	2027	2028	2029	Thereafter	Total
Credit Facility:
Principal payments term loan	$3,750	$4,688	$5,625	$6,562	$52,500	$—	$73,125
Principal payments revolving line of credit	—	—	—	—	15,000	—	15,000
Lease obligations:
Operating	4,634	4,095	1,632	1,351	767	57	12,536
Financing	332	—	—	—	—	—	332
Purchase commitments	7,831	4,500	500	—	—	—	12,831
Other contracts	357	15	2	—	—	—	374
Total	$16,904	$13,298	$7,759	$7,913	$68,267	$57	$114,198

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. For additional information on recently adopted accounting standards, please refer to the section titled Recently Adopted Accounting Pronouncements under Note 2 to our Consolidated Financial Statements included in Item 8 of this Report.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures.” The guidance requires disaggregating income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The implementation of this ASU will result in additional disclosures and will not have an impact on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," and in January 2025, the FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis. Both early adoption and retrospective application are permitted. We are assessing the impact of the adoption of these standards on our Consolidated Financial Statements and related disclosures.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. We generated between 47% and 51% of our revenue from our international business for the years ended December 31, 2024, 2023 and 2022. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we evaluate the costs and benefits of entering into future hedge transactions for currencies other than the U.S. Dollar.

As of December 31, 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $0.9 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) and would have impacted the effect of foreign currency changes on cash by a plus or minus $4.6 million in our Consolidated Statement of Cash Flows.

Interest Rate Risk

Risk with Respect to Investments

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In July 2021, we entered into the Credit Facility, which originally bore interest at LIBOR plus a margin ranging from 1.75% to 2.50%. Effective February 28, 2023, we amended our Credit Facility to implement certain changes in the reference rate from LIBOR to SOFR. Accordingly, we were previously exposed to market risk due to variable interest rates based on LIBOR and are currently exposed to market risk due to variable interest rates based on SOFR. As of December 31, 2024, we had $73.1 million of outstanding debt under the term loan and $15.0 million of outstanding debt under the revolving line of credit as part of our 2024 Credit Facility. As of this date, a reasonably possible hypothetical adverse change of 100 basis points in would have resulted in an increase of approximately $0.9 million in annual interest expense. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note 5 of our Consolidated Financial Statements included in Part II, Item 8 of this Report for more information related to the Credit Facility.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rimini Street, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of revenue contracts with non-standard provisions

As discussed in Note 2 and Note 4 to the consolidated financial statements, the Company recognized $428.8 million in revenue which was primarily derived from the subscription-based software support revenue for the year ended December 31, 2024. A significant portion of the Company’s contracts contain non-standard provisions which require judgment to determine the appropriate accounting through the five-step framework prescribed by ASC Topic 606 – Revenue from Contracts with Customers.

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

Santa Clara, California
February 27, 2025

RIMINI STREET, INC.

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$88,792	$115,424
Restricted cash	430	428
Accounts receivable, net of allowance of $653 and $656, respectively	130,784	119,430
Deferred contract costs, current	17,076	17,934
Short-term investments	—	9,826
Prepaid expenses and other	19,194	25,647
Total current assets	256,276	288,689
Long-term assets:
Property and equipment, net	9,891	10,496
Operating lease right-of-use assets	7,161	5,941
Deferred contract costs, noncurrent	22,084	23,559
Deposits and other	5,068	6,109
Deferred income taxes, net	68,583	59,002
Total assets	$369,063	$393,796
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,093	$5,912
Accounts payable	5,275	5,997
Accrued compensation, benefits and commissions	33,586	38,961
Other accrued liabilities	20,688	18,128
Operating lease liabilities, current	3,967	4,321
Deferred revenue	257,983	263,115
Total current liabilities	324,592	336,434
Long-term liabilities:
Long-term debt, net of current maturities	82,187	64,228
Deferred revenue, noncurrent	23,214	23,859
Operating lease liabilities, noncurrent	7,064	6,841
Other long-term liabilities	1,451	1,930
Total liabilities	438,508	433,292
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share. Authorized 99,820 shares (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 91,120 and 89,595 shares, respectively	9	9
Additional paid-in capital	177,533	167,988
Accumulated other comprehensive loss	(7,389)	(4,167)
Accumulated deficit	(238,482)	(202,210)
Treasury stock	(1,116)	(1,116)
Total stockholders’ deficit	(69,445)	(39,496)
Total liabilities and stockholders’ deficit	$369,063	$393,796

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue	$428,753	$431,496	$409,662
Cost of revenue	167,731	162,513	152,385
Gross profit	261,022	268,983	257,277
Operating expenses:
Sales and marketing	149,736	142,339	143,018
General and administrative	73,084	73,044	75,367
Impairment charges related to operating lease right-of-use assets	—	—	3,013
Reorganization costs	5,737	59	2,525
Litigation costs and related recoveries:
Litigation expense	58,512	2,743	—
Professional fees and other costs of litigation	6,081	7,033	25,654
Insurance costs and recoveries, net	—	—	(389)
Litigation costs and related recoveries, net	64,593	9,776	25,265
Total operating expenses	293,150	225,218	249,188
Operating income (loss)	(32,128)	43,765	8,089
Non-operating expenses:
Interest expense	(6,305)	(5,522)	(4,271)
Other income (expenses), net	1,790	2,989	(13)
Income (loss) before income taxes	(36,643)	41,232	3,805
Income tax benefit (expense)	371	(15,173)	(6,285)
Net income (loss)	(36,272)	26,059	(2,480)
Other comprehensive income:
Foreign currency translation gain (loss)	(3,257)	442	(2,480)
Derivative instrument and other adjustments, net of tax	35	(414)	1,009
Comprehensive income (loss)	$(39,494)	$26,087	$(3,951)

Net income (loss) attributable to common stockholders	$(36,272)	$26,059	$(2,480)
Net income (loss) per share attributable to common stockholders - basic	$(0.40)	$0.29	$(0.03)
Net income (loss) per share attributable to common stockholders - diluted	$(0.40)	$0.29	$(0.03)
Weighted average number of shares of Common Stock outstanding - basic	90,503	89,073	87,672
Weighted average number of shares of Common Stock outstanding - diluted	90,503	89,536	87,672

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Stockholders’ Deficit
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2021	87,107	$9	$149,234	$(2,724)	$(225,789)	$(1,116)	$(80,386)
Stock-based compensation expense	—	—	10,895	—	—	—	10,895
Exercise of stock options for cash	554	—	1,012	—	—	—	1,012
Restricted stock units vested	1,649	—	—	—	—	—	—
Issuance of Common Stock	60	—	—	—	—	—	—
Retired shares of Common Stock	(853)	—	(4,740)	—	—	—	(4,740)
Other comprehensive loss	—	—	—	(1,471)	—	—	(1,471)
Net loss	—	—	—	—	(2,480)	—	(2,480)
Balances, December 31, 2022	88,517	9	156,401	(4,195)	(228,269)	(1,116)	(77,170)
Stock-based compensation expense	—	—	12,522	—	—	—	12,522
Exercise of stock options for cash	57	—	79	—	—	—	79
Restricted stock units vested	1,194	—	—	—	—	—	—
Issuance of Common Stock	75	—	—	—	—	—	—
Retired shares of Common Stock	(248)	—	(1,014)	—	—	—	(1,014)
Other comprehensive income	—	—	—	28	—	—	28
Net income	—	—	—	—	26,059	—	26,059
Balances, December 31, 2023	89,595	9	167,988	(4,167)	(202,210)	(1,116)	(39,496)
Stock-based compensation expense	—	—	9,545	—	—	—	9,545
Restricted stock units vested	1,525	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(3,222)	—	—	(3,222)
Net loss	—	—	—	—	(36,272)	—	(36,272)
Balances, December 31, 2024	91,120	$9	$177,533	$(7,389)	$(238,482)	$(1,116)	$(69,445)

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,272)	$26,059	$(2,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	765	973	973
Non-cash impairment charge	—	—	3,013
Amortization and accretion related to ROU assets	4,566	4,483	5,530
Stock-based compensation expense	9,545	12,522	10,895
Depreciation and amortization	3,596	2,827	2,504
Deferred income taxes	(9,830)	6,645	(2,071)
Other	(1)	48	10
Changes in operating assets and liabilities:
Accounts receivable, net	(15,215)	(2,978)	18,916
Prepaid expenses, deposits and other	6,051	(6,191)	(6,616)
Deferred contract costs	2,333	(767)	(4,217)
Accounts payable	(613)	(1,964)	2,396
Accrued compensation, benefits, commissions and other liabilities	(5,975)	(17,828)	2,849
Deferred revenue	2,201	(11,362)	3,196
Net cash provided by (used in) operating activities	(38,849)	12,467	34,898
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of short term investments	(7,458)	(30,525)	(31,215)
Proceeds from sales and maturities of short term investments	17,284	40,814	11,101
Capital expenditures	(3,378)	(7,212)	(4,331)
Net cash provided by (used in) investing activities	6,448	3,077	(24,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of professional fees related to Common Stock issuances in March 2021 Offering	—	—	(27)
Proceeds from issuance of 2024 Credit Facility’s term loan	2,938	—	—
Proceeds from the 2024 Credit Facility’s revolving line of credit	15,000	—	—
Principal payments on borrowings	(3,562)	(5,625)	(9,500)
Payments to repurchase and retire Common Stock	—	(1,014)	(4,740)
Proceeds from exercise of employee stock options	—	79	1,012
Principal payments on financing leases	(360)	(332)	(313)
Net cash provided by (used in) financing activities	14,016	(6,892)	(13,568)
Effect of foreign currency changes on cash	(8,245)	(2,234)	(7,441)
Net change in cash, cash equivalents and restricted cash	(26,630)	6,418	(10,556)
Cash, cash equivalents and restricted cash at beginning of year	115,852	109,434	119,990
Cash, cash equivalents and restricted cash at end of year	$89,222	$115,852	$109,434
The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Years Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,499	$4,532	$3,246
Cash paid for income taxes	3,374	4,926	2,789
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$39	$—	$—

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

Liquidity

As of December 31, 2024, the Company’s current liabilities exceeded its current assets by $68.3 million, and the Company recorded a net loss of $36.3 million for the year ended December 31, 2024. As of December 31, 2024, the Company had available cash, cash equivalents and restricted cash of $89.2 million. As of December 31, 2024, the Company’s current liabilities included $258.0 million of deferred revenue whereby the costs of fulfilling the Company’s commitments to provide services to its customers was approximately 39% of the related deferred revenue for the year ended December 31, 2024.

On April 30, 2024, the Company amended its $90 million five-year term loan (the “Original Credit Facility”) into a new five-year term loan of $75 million (the 2024 Credit Facility,” and together with the Original Credit Facility, the “Credit Facilities”) . Annual minimum principal payments over the five year term for the 2024 Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company’s 2024 Credit Facility and the Original Credit Facility.

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $5.0 million. During the year ended December 31, 2024, the global economy continued to experience interest rate and inflationary pressures, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 9, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities and the 2024 Credit Facility will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its Consolidated Financial Statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, the allowance for doubtful accounts receivable, valuation assumptions for stock options, operating lease right-of-use assets and liabilities, deferred income taxes and the related valuation allowances, accretion of discounts on debt, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation may be affected.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States of America. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2024 and 2023, the Company had cash and cash equivalents with a single financial institution for an aggregate of $32.0 million and $48.9 million, respectively. In addition, as of December 31, 2024, the Company had cash and cash equivalents with three other financial institutions totaling $44.9 million. The Company also had $0.4 million of restricted cash as of December 31, 2024. The Company has never experienced any losses related to these balances.

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

Segments

The Company operates as a single operating segment determines and discloses segment information in accordance with ASC 280, Segment Reporting (“ASC 280”). See Note 13 for further information regarding the Company’s segment information.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at the invoiced amount when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Accounts receivable is presented net of an allowance for doubtful accounts on the consolidated balance sheets. The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of customers, and general economic conditions. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may either be in excess or less than the estimated allowance.

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

Deferred Contract Costs

Costs incurred to obtain new client contracts and to extend existing client contracts are primarily comprised of sales commissions. Initial sales commissions are generally deferred and amortized over their estimated useful life, which is generally 4 years. We determined the period of benefit by taking into consideration the estimated life cycles for our customers, our technology and other factors. We recognized amortization expense related to deferred contract costs of $19.6 million, $19.4 million and $17.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized only if the carrying amount of the long-lived assets is not recoverable and exceeds their fair value. The carrying amount of a long-lived asset is not recoverable if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. The Company recognized an impairment charge of $3.0 million for the year ended December 31, 2022, related to two of its office leases as the Company ceased use of a portion of the office space due to increased remote work since the COVID-19 pandemic. There was no such impairment charge for the years ended December 31, 2024 and 2023, respectively.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Revenues generally include any taxes withheld by foreign customers and subsequently remitted to governmental authorities in those foreign jurisdictions. Foreign withholding taxes included in revenues amounted to $5.4 million, $4.7 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company typically invoices its customers before the start of the support period, in annual and multi-year installments. When revenue recognized on a contract exceeds billings, the Company records a contract asset. For the years ended December 31, 2024 and 2023, contract assets amounted to $1.3 million and $0.8 million, respectively, and are included in prepaid expenses and other on the consolidated balance sheets. Deferred revenue is a contract liability that consists of billings issued that are non-cancellable in advance of revenue recognition. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period.

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue, and includes deferred revenue and unbilled amounts. As of December 31, 2024, remaining performance obligations amounted to $587.9 million, of which $281.2 million was billed and recorded as deferred revenue. The Company expects to recognize revenue on approximately $258.0 million of the billed remaining performance obligations over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

Advertising

Advertising costs are charged to sales and marketing expense in the period incurred. Advertising expenses were $1.7 million, $2.1 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Legal Costs

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Reclassification of Prior Year Amounts

Prior year amounts of ROU assets for Brazil have been reclassified from Rest of World for consistency with the current year presentation. This reclassification had no effect on the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

The following accounting standards were adopted during the fiscal year 2024:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” The guidance expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ending December 31, 2024. See Note 13 for further information regarding the Company’s segment information.

NOTE 3 — LEASES

Operating Leases

The Company has operating leases for real estate and equipment with an option to renew the leases in the range of one month to five years. Some of the leases include the option to terminate the leases upon a specified notice period with a penalty. The Company’s leases have various remaining lease terms ranging from three months to sixty-two months. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company’s discretion. The Company’s lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

The Company uses a discount rate to calculate the ROU asset and lease liability. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. The Company’s leases do not include significant restrictions or covenants, and residual value guarantees are generally not included within its operating leases. As of December 31, 2024, the Company did not have any additional material operating leases that have not yet commenced.

The components of operating lease expense and supplemental balance sheet information for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Operating lease expense related to ROU assets and liabilities	$4,566	$4,483	$5,530
Other lease expense	695	512	838
Total lease expense	$5,261	$4,995	$6,368

Other information related to leases as of December 31, was as follows (in thousands):

Supplemental Balance Sheet Information	2024	2023
Operating lease right-of-use assets, noncurrent	$7,161	$5,941

Operating lease liabilities, current	$3,967	$4,321
Operating lease liabilities, noncurrent	7,064	6,841
Total operating lease liabilities	$11,031	$11,162

Weighted Average Remaining Lease Term	Years
Operating Leases	3.1
Weighted Average Discount Rate
Operating Leases	8.6%

Maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Years Ending December 31:
2025	$4,634
2026	4,095
2027	1,632
2028	1,351
2029	767
Thereafter	57
Total future undiscounted lease payments	12,536
Less imputed interest	(1,505)
Total	$11,031

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2024 and 2023, the Company paid $5.7 million and $5.5 million, respectively, for operating leases.

Finance Leases

The Company has entered into various financing lease agreements for certain computer equipment, with one lease agreement outstanding as of December 31, 2024. The remaining lease term is 9 months with an annual implied interest rate of 7.9%. As of December 31, 2024, the future annual minimum lease payments under financing lease obligations are as follows (in thousands):

Years ending December 31:
2025	$332
Thereafter	—
Total minimum lease payments	332
Less amounts representing interest	(10)
Present value of minimum lease payments	322
Less current portion, included in accrued expenses	(322)
Long-term obligation, included in other long-term liabilities	$—

As of December 31, 2024 and 2023, the gross value of leased equipment (included as a component of property and equipment on the consolidated balance sheets) was $5.0 million and was fully depreciated, respectively.

NOTE 4 — OTHER FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

As of December 31, 2024 and 2023, cash, cash equivalents and restricted cash were as follows (in thousands):

	2024	2023
Cash and cash equivalents	$88,792	$115,424
Restricted cash	430	428
Total cash, cash equivalents and restricted cash	$89,222	$115,852

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is set forth below for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Allowance, beginning of year	$656	$723	$576
Provisions	512	209	218
Write offs, net of recoveries	(515)	(276)	(71)
Allowance, end of year	$653	$656	$723

Prepaid Expenses and Other Current Assets

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, prepaid expenses and other current assets consisted of the following (in thousands):

	2024	2023
Prepaid expenses and deposits	$11,942	$17,514
Foreign tax refunds receivable	2,846	3,228
Other	4,406	4,905
Total	$19,194	$25,647

Property and Equipment

As of December 31, 2024 and 2023, property and equipment consisted of the following (in thousands):

	2024	2023
Computer equipment	$19,923	$18,838
Furniture and fixtures	2,993	2,864
Capitalized software costs	4,784	3,937
Leasehold improvements	2,674	1,373
Construction-in-progress	822	1,715
Total property and equipment	31,196	28,727
Less accumulated depreciation	(21,305)	(18,231)
Property and equipment, net	$9,891	$10,496

Depreciation expense was $3.6 million, $2.8 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred Contract Costs

Activity for deferred contract costs for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Deferred contract costs, current and noncurrent as of the beginning of the period	$41,493	$40,726
Capitalized commissions during the period	17,227	20,144
Amortized deferred contract costs during the period	(19,560)	(19,377)
Deferred contract costs, current and noncurrent, as of the end of the period	$39,160	$41,493

Other Accrued Liabilities, including Accrued Reorganization Costs

As of December 31, 2024 and 2023, other accrued liabilities consisted of the following (in thousands):

	2024	2023
Accrued sales and other taxes	$8,137	$7,963
Accrued professional fees	3,857	3,551
Accrued reorganization costs	1,052	—
Current maturities of capital lease obligations	322	360
Income taxes payable	1,771	1,771
Accrued litigation settlement costs	201	82
Other accrued expenses	5,348	4,401
Total other accrued liabilities	$20,688	$18,128

During the second quarter of 2024, the Company began a process to optimize its cost structure. The reorganization activity for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023
Accrued reorganization costs, as of the beginning of period	$—	$—
Charges	5,737	59
Cash Payments	(4,683)	(59)
Foreign currency impact	(2)	—
Accrued reorganization costs, as of the end of period	$1,052	$—

Deferred Revenue

Activity for deferred revenue for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Deferred revenue, current and noncurrent, as of the beginning of the period	$286,974	$299,921
Billings, net	422,976	418,549
Revenue recognized	(428,753)	(431,496)
Deferred revenue, current and noncurrent, as of the end of the period	$281,197	$286,974

Other Income (Expenses), Net

For the years ended December 31, 2024, 2023 and 2022, other expenses, net consisted of the following (in thousands):

	2024	2023	2022
Interest and other income	$3,593	$3,701	$228
Foreign currency gain (loss)	(1,221)	(330)	12
Other expenses	(582)	(382)	(253)
Total other income (expenses), net	$1,790	$2,989	$(13)

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs on the Company’s balance sheets. As of December 31, 2024 and December 31, 2023, debt consisted of the following (in thousands):

	2024	2023
Term loan	$70,280	$70,140
Revolving line of credit	15,000	—
Less current maturities	(3,093)	(5,912)
Long-term debt, net of current maturities	$82,187	$64,228

For the years ended December 31, 2024, 2023 and 2022, the Company made quarterly principal payments totaling $3.6 million, $5.6 million and $4.5 million, respectively. On May 31, 2022, the Company also prepaid $5.0 million of indebtedness outstanding under its Credit Facility with no prepayment penalty.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on the Company’s Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether the Company elects SOFR (ranging from 2.75% to 3.5%) or Base Rate (ranging from 1.75% to 2.5%). Annual minimum principal payments over the five-year term for the 2024 Credit Facility are 5%, 5%, 7.5%, 7.5%, and 10%, respectively, with the remaining balance due at the end of the term.

For the years ended December 31, 2024 and 2023, the effective interest rate under the term loans for both the 2024 Credit Facility and the Original Credit Facility was 8.8% and 8.2%, respectively.

For the revolving line of credit, the Company has a choice of interest rates between (a) the Secured Overnight Financing Rate (“SOFR”) and (b) a Base Rate (as defined in the 2024 Credit Facility), in each case plus an applicable margin. The applicable margin is based on the Company’s Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether the Company elects SOFR (ranging from 2.75% to 3.5%) or Base Rate (ranging from 1.75% to 2.5%). The revolving line of credit bears interest on the unused portion of the credit line at rates of 25 to 40 basis points, depending on the Company’s Consolidated Total Leverage Ratio.

For the year ended December 31, 2024, the average interest rate under the revolving line of credit under the 2024 Credit Facility was 7.5%.

The refinancing was accounted for as a debt modification under ASC 470-50 as the terms of the 2024 Credit Facility were not substantially different than the terms of the Original Credit Facility. Under debt modification accounting, third party costs are expensed as incurred. During the year ended December 30, 2024, the Company expensed $0.2 million in third party transaction costs in connection with the modification. Fees paid to the creditor of $1.1 million were included with the remaining unamortized discount from the Original Credit Facility and are being amortized as an adjustment to interest expense over the remaining term of the 2024 Credit Facility.

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

The fair value of the term loan under the 2024 Credit Facility was $73.9 million (Level 2 inputs) as of December 31, 2024 compared to the carrying value of $70.3 million as of December 31, 2024. The fair value of the term loan under the Original Credit Facility was $73.1 million (Level 2 inputs) as of December 31, 2023 compared to the carrying value of $72.3 million as of December 31, 2023.

Effective April 30, 2024, the Company’s interest rate swap agreement was amended in connection with the 2024 Credit Facility to match the new five-year term. The new interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The floating rate is reset at each month end and the term of the interest rate swap agreement coincides with that of the 2024 Credit Facility. See Note 12 for further information regarding the fair value accounting for the interest rate swap agreement. The modification of the interest rate swap agreement did not have a material impact on the Company’s Consolidated Financial Statements.

Under the 2024 Credit Facility, the Company has $20.0 million in available borrowings under the revolving line of credit as of December 31, 2024. On October 21, 2024, the Company borrowed $15.0 million under the revolving line of credit, which remained outstanding as of December 31, 2024.

Interest Expense

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of interest expense for the years ended December 31, 2024, 2023 and 2022 are presented below (in thousands):

	2024	2023	2022
Credit Facilities:
Interest expense under term loan	$5,032	$4,475	$3,205
Accretion expense related to discount and issuance costs under the term loan	765	973	973
Interest expense under revolving line of credit	223	—	—
Interest for other items	285	74	93
Total interest expense	$6,305	$5,522	$4,271

NOTE 6 — CAPITAL STRUCTURE

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

Common Stock

As of December 31, 2024 and 2023, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. Holders of the Company’s shares of Common Stock are entitled to one vote for each share.

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

For the year ended December 31, 2024, the Company did not acquire any shares of Company Stock. For the year ended December 31, 2023, the Company acquired an aggregate 0.2 million shares of Common Stock on the open market at a total cost of $1.0 million. For the year ended December 31, 2022, the Company acquired an aggregate 0.9 million shares of Common Stock on the open market at a total cost of $4.7 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

NOTE 7 — STOCK-BASED COMPENSATION AND WARRANTS

Overview of Equity Incentive Plans

In October 2013, the Company established the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”) that provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units (“PSUs”). As of December 31, 2024, the Company had stock options of approximately 9.6 million shares, RSUs of approximately 4.8 million shares and PSUs of 0.8 million shares outstanding under the 2013 Plan. As of December 31, 2024, there are approximately 5.4 million shares available for future grants. The 2013 Plan will expire on July 31, 2027.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2013 Plan provides for stock options to be granted to employees and directors at an exercise price not less than 100% of the fair value at the grant date. The options granted generally have a maximum term of 10 years from grant date and are exercisable upon vesting. Option granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award. Options granted to directors generally vest for all of the shares one year after the grant date.

On the first day of each fiscal year beginning in 2018, the 2013 Plan provides that the number of authorized shares available for issuance will increase in an amount equal to the lesser of (i) 4.8 million shares, (ii) 4% of the outstanding shares of all classes of the Company’s Common Stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s Board of Directors may determine. The Board of Directors approved an increase in the authorized shares of 3.6 million shares on February 26, 2025.

Stock Options

The following table sets forth the summary of stock option activity under the Company’s Stock Plans for the years ended December 31, 2024, 2023 and 2022, (shares in thousands):

	2024			2023			2022
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of year	7,800	$5.77		6,994	$6.17		6,824	$5.92
Granted	3,462	2.66		2,043	4.13		1,352	5.58
Forfeited	(396)	4.68		(336)	5.84		(434)	5.94
Expired	(1,303)	5.81		(844)	5.44		(194)	5.96
Exercised	—	—		(57)	1.38		(554)	1.83
Outstanding, end of year (3)(4)	9,563	4.68	6.9	7,800	5.77	5.9	6,994	6.17	5.5
Vested, end of year (3)	4,772	6.22	4.6	4,744	6.36	4.1	4,754	6.17	4.0
____________________
(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of December 31, 2024, 2023 and 2022, the aggregate intrinsic value of stock options outstanding was $0.2 million, $0.1 million, and $0.2 million, respectively. As of December 31, 2024, 2023 and 2022, the aggregate intrinsic value of vested stock options was $2 thousand, $5 thousand and $0.2 million, respectively.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.9 million shares as of December 31, 2024.

The following table presents the total number of shares available for grant under the 2013 Plan for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Available, beginning of year	8,481	7,543	4,324
Stock options granted	(3,462)	(2,043)	(1,352)
RSUs and PSUs granted	(5,372)	(2,113)	(893)
Expired options under Stock Plans	1,303	844	194
Forfeited options under Stock Plans	396	336	434
Forfeited RSUs and PSUs under Stock Plans	449	200	559
Shares issued	—	(75)	(60)
Shares repurchased	—	248	853
Newly authorized by Board of Directors	3,584	3,541	3,484
Available, end of year	5,379	8,481	7,543

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Stock Options

The fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Expected life (in years)	6.0	6.0	6.0
Volatility	65%	56%	46%
Dividend yield	—%	—%	—%
Risk-free interest rate	4.3%	3.8%	2.7%

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

There were no stock option exercises for the year ended December 31, 2024. The intrinsic value of the vested employee options exercised during the years ended December 31, 2023 and 2022 was $0.2 million and $1.9 million, respectively. The weighted-average grant date fair value per share of employee options granted for the years ended December 31, 2024, 2023 and 2022 was $1.66, $2.30 and $2.64, respectively.

As of December 31, 2024, 2023 and 2022, total unrecognized compensation cost related to unvested stock options was $5.7 million, $4.6 million and $4.1 million, respectively. The remaining unrecognized costs are expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.28 years.

Restricted Stock Units

For the year ended December 31, 2024, the Board of Directors granted RSUs under the 2013 Plan for an aggregate of approximately 4.3 million shares of Common Stock to non-employee members of the Board of Directors, officers and employees of the Company. These RSUs vest over periods ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock of $2.64 per share on the date of grant, the aggregate fair value for the shares underlying the RSUs amounted to $11.3 million as of the grant date that is being recognized as compensation cost over the vesting period. Accordingly, compensation expense of $5.1 million, $7.4 million and $8.2 million was recognized for the years ended December 31, 2024, 2023 and 2022, respectively. The unrecognized portion of $8.7 million is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 2.33 years.

Performance Units

Under the 2024 Long-Term Incentive Plan, the Company granted 0.8 million PSUs with a fair market value of $2.47 on May 6, 2024. The PSUs were measured over a performance period beginning on January 1, 2024 and ending on December 31, 2024 (the “Performance Period”), but will remain subject to a continued service-based vesting requirement. Half of the PSUs awarded are eligible to vest based on the Company’s achievement against a target adjusted EBITDA goal for fiscal year 2024, and the remaining half of the PSUs awarded will be eligible to vest based on the Company’s achievement against a target total revenue goal for fiscal year 2024. The ultimate number of PSUs that may vest (as calculated, the “Earned PSUs”) range from zero to 200% of the granted PSUs.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the 2023 Long-Term Incentive Plan, the Company granted 0.6 million PSUs on April 3, 2023 with a fair market value of $3.93 at the time of the grant. The Earned PSUs under the April 3, 2023 grant were earned at 151% which resulted in a grant of 0.3 million PSUs on April 3, 2024. Under the terms of the 2023 LTI Plan, the Earned PSUs vest in equal annual installments on the first, second and third anniversaries of the Date of Grant, generally subject to the awardee continuing to be a Service Provider through the applicable vesting date.

The Company recognized compensation expense related to PSUs of $1.5 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the unrecognized expense of $0.9 million net of forfeitures is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 1.89 years.

Stock-Based Compensation Expense

The aggregate stock-based compensation expense for stock options, RSUs and PSUs for the years ended December 31, 2024, 2023 and 2022 is classified as follows (in thousands):

	2024	2023	2022
Cost of revenues	$1,756	$1,972	$2,052
Sales and marketing	2,208	2,844	3,146
General and administrative	5,581	7,706	5,697
Total	$9,545	$12,522	$10,895

Employee Stock Purchase Plan
At the Annual Meeting of Stockholders held on June 7, 2018, the Company’s stockholders approved the Rimini Street, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the purchase by employees of up to an aggregate of 5.0 million shares of Common Stock. The purchase price per share at which shares are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period). Offering periods will consist of two six-month periods generally commencing twice each calendar year. The purpose of the ESPP is to provide an opportunity for eligible employees of the Company to purchase shares of the Company at a discount through voluntary contributions from such employees’ eligible pay, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such employees and the Company’s stockholders. Through December 31, 2024, no offering period under the ESPP had commenced and no shares of Common Stock have been issued under the ESPP.

Outstanding Warrants

As of December 31, 2024, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock and were exercisable at $5.64 per share. The Company’s remaining outstanding warrants are currently exercisable. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. A summary of the terms of outstanding warrants and the number of shares of RMNI Common Stock issuable upon exercise, is presented below as of December 31, 2024 and 2023 (in thousands, except per share amounts):

	Issuance Date	Expiration Date		Exercise Price	Number of Shares
Description					2024	2023
Origination Agent Warrant	October 2017	June 2026	(1)	$5.64	3,440	3,440	(2)
_____________________
(1)The expiration date for the Origination Agent Warrant is the earlier to occur of the stated expiration date or the date when the Company experiences a change of control.
(2)The Origination Agent Warrant was issued upon consummation of the Mergers discussed in Note 1 and resulted in the elimination of the redemption features associated with two warrants issued in 2016.

NOTE 8 — INCOME TAXES

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024, 2023 and 2022, income (loss) before income taxes was as follows (in thousands):

	2024	2023	2022
Domestic	$(50,316)	$29,299	$(9,012)
International	13,673	11,933	12,817
	$(36,643)	$41,232	$3,805

For the years ended December 31, 2024, 2023 and 2022, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax income before income taxes and total income taxes recognized in the financial statements was as follows (in thousands):

	2024	2023	2022
Income tax (expense) benefit at statutory U.S. federal rate	$7,695	$(8,658)	$(799)
Income tax benefit attributable to U.S. states, net	112	491	53
Permanent differences:
Non-deductible expenses	(329)	(116)	(206)
Stock-based compensation	(1,275)	(1,666)	(796)
Other	(328)	543	600
Global intangible low taxed income	(170)	(40)	(206)
Foreign rate differential and foreign tax credits	(499)	(600)	(868)
Foreign withholding taxes	(5,422)	(4,679)	(3,495)
Other	512	(464)	(650)
Decrease in valuation allowance	75	16	82
Total income tax (expense) benefit	$371	$(15,173)	$(6,285)

For tax years beginning after January 1, 2018, Global Intangible Low Tax Income (GILTI) requires companies to report income from its foreign subsidiaries that exceeds 10% of the calculated deemed tangible return on its fixed assets. The Company determined the tax effect (before valuation allowance) of the GILTI income inclusion for the year ended December 31, 2024 was $0.8 million.

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

For the years ended December 31, 2024, 2023 and 2022, income taxes consisted of the following (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023	2022
Current income tax expense:
Federal	$—	$—	$—
State	(261)	(282)	(273)
Foreign	(9,198)	(8,246)	(8,083)
Total current income tax expense	(9,459)	(8,528)	(8,356)
Deferred income tax (expense) benefit:
Federal	9,248	(7,477)	1,336
State	419	734	155
Foreign	163	98	580
Total deferred income tax (expense) benefit	9,830	(6,645)	2,071
Total (provision) benefit for income taxes	$371	$(15,173)	$(6,285)

As of December 31, 2024 and 2023, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$42,155	$29,915
Deferred revenue	4,005	6,585
Accounts payable and accrued expenses	13,302	15,449
Stock-based compensation	918	1,442
Operating lease liabilities	1,888	1,999
Tax credit carryforwards	230	305
Other	4,197	2,689
Foreign deferred assets	2,012	2,234
Business interest carryforwards	13,821	12,938
Gross deferred income tax assets	82,528	73,556
Valuation allowance for deferred income tax assets	(225)	(300)
Net deferred income tax assets	82,303	73,256
Deferred income tax liabilities:
Deferred contract costs	(9,102)	(10,002)
Operating lease right-of-use assets	(966)	(733)
Other	(3,652)	(3,519)
Deferred tax assets, net	$68,583	$59,002

Net deferred tax assets consist of U.S. and foreign net deferred tax assets which are expected to be realized in the future, and that are included in long-term assets in the accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, the change in the valuation allowance was a net decrease of $0.1 million and $16 thousand, respectively. The valuation allowance for the year ended December 31, 2024 relates solely to federal foreign tax credits that are not expected to be utilized in the future.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis of all available positive and negative evidence, the Company has determined that a valuation allowance is not required to be recorded on its federal and state deferred tax assets as of December 31, 2024 and 2023, respectively.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the Company has federal net operating tax loss carryforwards of approximately $152.2 million and varying amounts of U.S. state net operating loss carryforwards, totaling $134.7 million, that begin to expire in 2036 and 2025, respectively. As of December 31, 2024, the Company has federal foreign tax credits carryforwards of $0.2 million expiring beginning in 2025.

The Company considers any undistributed foreign subsidiaries’ earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal or state income taxes has been provided. Upon distribution of the foreign earnings in the form of dividends or otherwise, the company could be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2024, the cumulative amount of unremitted earnings of the Company’s foreign subsidiaries was approximately $56.9 million. The unrecognized deferred tax liability for these earnings was approximately $4.4 million, consisting primarily of foreign withholding taxes.

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

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company’s purchase commitments as of December 31, 2024 are primarily related to agreements to purchase services in the ordinary course of business.

Total future purchase commitments as of December 31, 2024 are as follows (in thousands):

Years Ending December 31:	Commitments
2025	$7,831
2026	4,500
2027	500
Thereafter	—
Total	$12,831

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. The Company’s matching contribution to these plans totaled $3.5 million, $3.4 million and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Rimini I Litigation

In January 2010, certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) filed a lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (the “District Court”) (“Rimini I”), against the Company and its President, Chief Executive Officer and Chairman of the Board, Seth Ravin, alleging that certain of the Company’s processes (Process 1.0) violated Oracle’s license agreements with its customers and that the Company committed acts of copyright infringement and violated other federal and state laws. The litigation involved the Company’s business processes and the manner in which the Company provided services to its clients.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In July 2020, Oracle filed a motion to show cause with the District Court contending that the Company was in violation of the Rimini I Injunction, and the Company opposed this motion, disputing Oracle’s claims. The final outcome of the Rimini I Injunction Proceedings, which were resolved in October 2023 on remand to the District Court following the Company’s appeal of the District Court’s original January 2022 decision in this matter to the Ninth Circuit Court of Appeals (the “Ninth Circuit”), was a finding that the Company had violated the Rimini I Injunction in four instances, entitling Oracle to $0.5 million in sanctions. The Company was also required to comply with the District Court’s January 2022 order to quarantine certain computer files and provide proof of such quarantining to Oracle.

In December 2023, the District Court accepted a joint stipulation between Oracle and the Company (the “Stipulation”) resolving the issue of Oracle’s recovery of attorneys’ fees and costs in the Rimini I Injunction Proceedings upon the Company’s payment of approximately $9.7 million to Oracle. Also per the Stipulation, the Company agreed that it would forego any remaining appellate rights with respect to this matter.

As a result of the Stipulation and the subsequent payment by the Company of the amount described above, all issues relating to the Rimini I Injunction Proceedings have been resolved. At this time, the Company believes that it is in substantial compliance with the Rimini I Injunction.

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

In October 2022, Oracle withdrew all of its monetary damages claims against the Company and the Company’s President, Chief Executive Officer and Chairman of the Board, Mr. Ravin, in Rimini II and moved to proceed with a bench trial instead of a jury trial for its claims for equitable relief.

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

In July 2023, as a result of a bench trial that occurred in November and December 2022, the District Court issued its findings of fact and conclusions of law in Rimini II, accompanied by a permanent injunction against the Company (the “Rimini II Injunction”) which, as described further below, was vacated in large part by the Ninth Circuit on appeal . The District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and J.D. Edwards products, further ordering that the Company was entitled to a declaration of non-infringement for

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Oracle’s EBS product. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, enjoining the Company from making certain statements and prohibiting certain actions in connection with the manner of marketing, selling and providing services to clients of the Oracle products in question as further described below, and on indirect and vicarious copyright infringement claims against the Company’s President, Chief Executive Officer and Chairman of the Board, Mr. Ravin. The District Court denied the Company’s California Unfair Competition Law claim and other declaratory judgment claims.

In July 2023, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 2023 Rimini II judgment and Injunction and filed an emergency motion with the District Court to stay enforcement of the Rimini II Injunction pending the Company’s appeal of the Rimini II judgment and Injunction.

In August 2023, the District Court issued an order denying the Company’s emergency motion to stay the Rimini II Injunction pending the Company’s appeal with the Ninth Circuit, but it granted an administrative stay of the Rimini II Injunction pending the outcome of a motion to stay to be filed by the Company with the Ninth Circuit. Shortly thereafter, the Company filed the separate motion to stay the Rimini II Injunction with the Ninth Circuit, asserting that certain provisions of the Rimini II Injunction are vague and overbroad, that the District Court committed legal error, that certain provisions would require the Company to commit criminal acts to comply with its terms, and that the Rimini II Injunction would cause the Company and third parties “irreparable harm,” among other grounds.

A three-judge panel of the Ninth Circuit heard oral argument on the Company’s appeal of the District Court’s July 2023 Rimini II judgment and Injunction on June 5, 2024, and the Ninth Circuit issued its decision on the Company’s appeal on December 16, 2024.

In its decision, the Ninth Circuit vacated multiple copyright rulings, reversed in part the District Court’s Lanham Act ruling, and vacated portions of the Rimini II Injunction that the Company appealed. The Ninth Circuit rejected the test for derivative works adopted by the District Court and, accordingly, the District Court’s associated holdings based on the application of this erroneous standard, remanding this issue to the District Court. The Ninth Circuit also vacated the District Court’s order striking the “essential step” defense provided by Section 117(a) of the Copyright Act, as well as the District Court’s ruling that certain client environments containing Oracle Database software violated the license agreements, also remanding these issues to the District Court. The Court found all but one of twelve statements regarding security to be nonactionable under the Lanham Act and, therefore, reversed the ruling and vacated the injunction as to eleven statements. Finally, the Ninth Circuit denied the Company’s motion to stay the Rimini II Injunction, finding that Rimini’s motion was moot based on its decision. The Company is currently unable to predict the timing or outcome of any future decisions by the District Court regarding the issues in its appeal that were reversed in part and/or were vacated/rejected and specifically remanded to the District Court.

On December 23, 2024, as required by the District Court, the Company filed a notice with the District Court informing it that the Ninth Circuit had denied the Company’s motion to stay the Rimini II Injunction because the Ninth Circuit’s December 16, 2024 decision had rendered Rimini’s motion moot.

On January 29, 2025, Oracle filed a petition for panel rehearing and rehearing en banc in the Ninth Circuit, arguing that the panel had erred in its rulings regarding Section 117(a), derivative works, one of the security-related statements under the Lanham Act, and vacatur of portions of the injunction the Company appealed. On February 25, 2025, the Ninth Circuit denied Oracle’s petition for panel rehearing and rehearing en banc. Oracle has 90 days from that date to file a petition for writ of certiorari in the United States Supreme Court. Oracle may or may not choose to pursue an appeal, and the Company cannot predict whether any such appeal would be successful.

Further, no assurance is or can be given that the District Court will rule in a manner that is favorable to the Company on any issues relating to the Rimini II litigation that are reconsidered on remand. The Company reserves all rights, including appellate rights, with respect to these issues.

In November 2023, Oracle filed a motion with the District Court requesting attorneys’ fees and costs of approximately $70.6 million relating to the Rimini II litigation. On September 23, 2024, the District Court issued its order on Oracle’s motion for attorneys’ fees and costs, granting in part and denying in part the motion, awarding Oracle $58.2 million in attorneys’ fees and $0.3 million in costs. For the year ended December 31, 2024, the Company paid a total of $58.7 million to Oracle related to this matter, including post-judgment interest of $0.2 million paid to Oracle on November 13, 2024.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 24, 2024, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s award of attorneys’ fees and costs to Oracle. As of the date of this Report, the Company’s appeal remains pending. The Company’s opening brief is due on March 11, 2025, and Oracle’s answering brief is due April 10, 2025. The Company’s optional reply brief is due 21 days after Oracle files its answering brief.

While the Company plans to continue to vigorously pursue its appeal of the District Court’s award of attorneys’ fees and costs to Oracle in the Rimini II litigation, the Company is unable to predict the timing or outcome of this matter. No assurance is or can be given that the Company will prevail in its appeal of the District Court’s award of attorneys’ fees and costs to Oracle in the Rimini II litigation or if there are any issues in the Rimini II litigation that become subject to further appeal.

Rimini II Injunction

The Rimini II Injunction is primarily directed at Oracle’s PeopleSoft software product and, if effective substantially as originally ordered by the District Court, it would limit, but not fully prohibit, the support services the Company can provide its clients using Oracle’s PeopleSoft software product.

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

The Rimini II Injunction also specifies that the Company shall not remove, alter or omit any Oracle copyright notices or other Oracle copyright management information from any file that contains an Oracle copyright notice and prohibits the Company from publicly making statements or statements substantially similar to those the District Court found to be “false and misleading,” which are listed in the Rimini II Injunction. The Rimini II Injunction also requires the Company to issue a corrective press regarding the statements and post it on the Company’s website.

If the Rimini II litigation concludes substantially as originally ordered by the District Court, it would impact the Company’s delivery of PeopleSoft support services to clients in the future, as well as potentially impact the manner and timeline of any future plans to wind-down the offering of services for Oracle PeopleSoft products. However, the associated costs are not currently estimable and are required to be recorded when incurred. Accordingly, the Company has made no accrual as of December 31, 2024. Any required changes to how support services are delivered to the Company’s PeopleSoft clients could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 8% of the Company’s total revenue for the year ended December 31, 2024.

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

Liquidated Damages

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages is approximately $7.2 million and $9.3 million as of December 31, 2024 and 2023,

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Consolidated Financial Statements.

NOTE 10 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of December 31, 2024, ASP owned approximately 25.9% of the Company’s issued and outstanding shares of Common Stock.

NOTE 11 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net (loss) per share of Common Stock for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	2024	2023	2022
Net income (loss) attributable to common stockholders:
Net income (loss)	$(36,272)	$26,059	$(2,480)

Basic weighted average number of shares of Common Stock outstanding	90,503	89,073	87,672
Dilutive effect:
Warrants	—	—	—
Stock options	—	11	—
Performance share units	—	107	—
Restricted stock units	—	345	—
Diluted weighted average number of shares of Common Stock outstanding	90,503	89,536	87,672
Net income (loss) per share attributable to Common Stock - basic	$(0.40)	$0.29	$(0.03)
Net income (loss) per share attributable to Common Stock - diluted	$(0.40)	$0.29	$(0.03)

As of December 31, 2024, 2023 and 2022, the following potential Common Stock equivalents were excluded from the computation of diluted net income (loss) per share since the impact of inclusion was anti-dilutive (in thousands):

	2024	2023	2022
Warrants	3,440	3,440	3,440
Stock options	9,563	7,718	6,994
Restricted stock units	4,753	601	2,009
Performance stock units	801	—	—
Total	18,557	11,759	12,443

NOTE 12 — FINANCIAL INSTRUMENTS

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

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2024, 2023 and 2022, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy. As of December 31, 2024, the Company did not have any assets or liabilities that are carried at fair value on a recurring basis.

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

Investments

All of the Company’s investments as of December 31, 2024 are classified as cash equivalents. During the three months ended March 31, 2024, the Company transferred its investments in U.S. Federal agency bonds and U.S. treasury notes into other highly liquid interest-earning investments with maturities of less than three months. The fair values of these investments approximate their carrying values and are considered Level 1 assets.

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

Derivatives

On May 18, 2022, the Company entered into an interest rate swap agreement for a notional value of $40.0 million. The derivative was recognized in the accompanying Consolidated Balance Sheets at its estimated fair value as of December 31, 2024. The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes.

To estimate fair value for the Company’s interest rate swap agreement as of December 31, 2024, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $0.4 million as of December 31, 2024.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss, net of tax, in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

During the year ended December 31, 2024 and 2023, the Company received interest rate swap payments of $0.7 million and $0.8 million, respectively, which were recorded as a reduction to interest expense. During the year ended December 31, 2022, the Company incurred net payments of $0.2 million related to the interest swap instrument, which were recorded as interest expense.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification	December 31, 2024	December 31, 2023
Interest rate swap	Deposits and other	$436	$891
	Accumulated comprehensive income (loss)	370	713

		For the years ended December 31,
Derivative Instrument	Income Statement Classification	2024	2023	2022
Inter rate swap	Interest expense (benefit)	$(704)	$(843)	$158

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company derives revenues from clients primarily by providing subscription support services for enterprise resource planning, customer relationship management, product lifecycle management database and technology software systems. The service period for a subscription is variable and the services are provided to clients in a similar manner regardless of product or customer type. See Note 2 for further information regarding the Company’s revenue recognition policies.

The Company’s chief operating decision maker (the “CODM”) is the Company’s President, Chief Executive Officer and Chairman of the Board.

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. While the Company has multiple product offerings and employees in multiple countries, the Company’s business operates as one operating segment because most of the Company's service offerings are subscription support services which are provided in a nearly identical manner, and the Company’s CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated basis.

The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated net income (loss), which is identical to the information presented in the accompanying consolidated statements of operations and comprehensive loss. The CODM uses net income (loss) to monitor actual results against the budget. The measure of segment assets is reported on the balance sheet as total assets. See Note 2 for further information regarding the Company’s accounting policies.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023	2022
Revenue	$428,753	$431,496	$409,662
Less:
Cost of revenue, adjusted
Employee compensation and benefits (a)	103,891	101,728	100,262
Engineering consulting costs	26,225	26,738	23,296
Administrative allocations	16,267	14,540	15,416
All other costs (b)	19,198	17,332	11,346
Total cost of revenue, adjusted	165,581	160,338	150,320
Sales and marketing, adjusted (c)	147,528	139,495	139,872
General and administrative, adjusted (c)	64,301	62,714	67,179
Stock-based compensation expense	9,545	12,522	10,895
Depreciation and amortization expense	3,596	2,827	2,504
Impairment charges related to operating lease right-of-use assets	—	—	3,013
Reorganization costs	5,737	59	2,525
Litigation costs and related recoveries, net	64,593	9,776	25,265
Interest expense	6,305	5,522	4,271
Other (income) expenses, net	(1,790)	(2,989)	13
Income taxes	(371)	15,173	6,285
Segment net income (loss)	(36,272)	26,059	(2,480)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$(36,272)	$26,059	$(2,480)

(a) Adjusted to exclude stock-based compensation expense.
(b) Adjusted to exclude depreciation and amortization expense.
(c) Adjusted to exclude stock-based compensation expense as well as depreciation and amortization expense.

Geographic Information

The Company attributes revenues to geographic regions based on the location of its clients. The following shows revenues by geographic region for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
United States of America	$209,995	$219,975	$215,372
International	218,758	211,521	194,290
Total revenue	$428,753	$431,496	$409,662

For the year ended December 31, 2024 and 2023, Japan represented 11% and 10% of total revenue, respectively. For the year ended December 31, 2022, no international country represented more than 10% of total revenue.

No customers represented more than 10% of revenue for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, the Company had no customers greater than 10% of total net accounts receivable.

The Company tracks its assets by physical location. The following shows the net carrying value of the Company’s property and equipment by geographic region as of December 31, 2024 and 2023 (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023
United States of America	$7,007	$6,175
International	2,884	4,321
Total property and equipment, net	$9,891	$10,496

The following shows the operating lease ROU assets by geographic region as of December 31, 2024 and 2023 (in thousands):

	2024	2023
United States of America	$4,112	$3,039
India	1,390	2,012
Brazil	1,193	275
Rest of World	466	615
Total operating lease right-of-use assets	$7,161	$5,941

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to reasonably ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

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

Under the supervision of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the control documentation, evaluation of the design effectiveness of controls, testing the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c), except as described below.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of Company securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The policy also applies to transactions involving the securities of other companies as to which a director, officer and/or employee may possess material, nonpublic information obtained in the course of their service to the Company. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our “Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities” filed as Exhibit 19.1 to this Report.

It is also the policy of the Company that the Company will not engage in transactions in Company securities while aware of material non-public information relating to the Company or its securities.

Code of Business Conduct and Ethics

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

Directors and Executive Officers

A list of our executive officers and biographical information appears in Part I of this Report under the heading “Information about our Executive Officers.”

The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” (if any to disclose) in our Proxy Statement for the 2025 Annual

Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.

The remaining information required by this item will be included under the captions “Corporate Governance Matters” and “Board Composition” in our 2025 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be included under the captions “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation Tables,” “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information,” “CEO Pay Ratio,” and “Director Compensation,” in the 2025 Proxy Statement and is incorporated herein by reference (except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2025 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Corporate Governance Matters—Policies and Procedures for Related Person Transactions,” “Corporate Governance Matters—Related Person Transactions,” and “Corporate Governance Matters—Board Leadership Structure and Board Determination of Independence” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185.

The information required by this item will be included under the captions “Fees Paid to Auditors” and “Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors; Delegation of Pre-Approval Authority in Specified Instances” in the 2025 Proxy Statement and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of May 16, 2017	8-K	001-37397	2.1	May 17, 2017
2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among the Registrant, GPIA, Let’s Go, and the Holder Representative named therein, dated as of June 30, 2017	8-K	001-37397	2.1	June 30, 2017
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Certificate of Amendment Dated June 6, 2024 to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	June 7, 2024
3.3*	Amended and Restated Bylaws of the Registrant	10-Q	001-37397	3.2	November 1, 2023
4.1*	Form of Common Stock Certificate of the Registrant	S-4	333-219101	4.5	June 30, 2017
4.2+	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.3*	Form of Warrant Certificate of the Registrant	S-1	333-203500	4.3	April 17, 2015
4.4*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017	S-4	333-219101	4.8	June 30, 2017
4.5*	Registration Rights Agreement, dated July 19, 2018	8-K	001-37397	10.1	July 19, 2018
4.6*	Registration Rights Agreement, dated March 7, 2019	8-K/A	001-37397	10.2	March 12, 2019
4.7*	Amended and Restated Investors’ Rights Agreement, dated October 31, 2016, between Rimini Street, Inc., a Nevada corporation, and certain holders of Rimini Street, Inc.’s, a Nevada corporation’s, capital stock named therein	S-4	333-21910	4.7	June 30, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K	001-37397	10.1	October 16, 2017
10.2*†	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan	S-4/A	333-219101	10.20	August 9, 2017
10.3*†	Form of RSU Award Agreement under the 2013 Equity Incentive Plan effective February 23, 2021	10-K	001-37397	10.4	March 3, 2021
10.4*†	Form of Notice of Performance Unit Grant and Global Performance Unit Award Agreement under the 2013 Equity Incentive Plan Effective April 1, 2023	8-K	001-37397	10.1	April 6, 2023
10.5*†	Rimini Street, Inc. Executive Incentive Compensation Plan	S-4/A	333-219101	10.52	August 9, 2017
10.6*†	Amended and Restated Employment Agreement dated October 29, 2024 by and between Rimini Street, Inc. and Seth A. Ravin	10-Q	001-37397	10.1	October 30, 2024
10.7*†	Offer Letter to Michael Perica dated August 28, 2020	8-K	001-37397	10.1	October 1, 2020

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.8*†	Non-Employee Director Compensation Policy Effective January 1, 2021	8-K	001-37397	10.1	December 23, 2020
10.9*	Rimini Street, Inc. Employee Stock Purchase Plan	8-K	001-37397	10.1	June 8, 2018
10.10*	Amended and Restated Credit Agreement dated as of April 30, 2024, by and among Rimini Street, Inc., as borrower, the lenders party thereto and Capital One, National Association, as a lender, swing lender and agent for all lenders	10-Q	001-37397	10.1	May 2, 2024
10.11*	Amended and Restated Guaranty and Security Agreement dated as of April 30, 2024, by and among Rimini Street, Inc., the other grantors named therein and Capital One, National Association, as agent	10-Q	001-37397	10.2	May 2, 2024
19.1+	Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities
21.1+	List of subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1+	Certification of Seth A. Ravin, President and Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2+	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1++	Certification of Seth A. Ravin, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350
32.2++	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-37397	97.1	February 28, 2024
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

RIMINI STREET, INC.

Date: February 27, 2025	By:	/s/ Seth A. Ravin
Seth A. Ravin
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2025	By:	/s/ Seth A. Ravin
Seth A. Ravin
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 27, 2025	By:	/s/ Michael L. Perica
Michael L. Perica
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 27, 2025	By:	/s/ Jack L. Acosta
Jack L. Acosta
Director

Date: February 27, 2025	By:	/s/ Steve Capelli
Steve Capelli
Director

Date: February 27, 2025	By:	/s/ Robin Murray
Robin Murray
Director

Date: February 27, 2025	By:	/s/ Jay Snyder
Jay Snyder
Director