Form 10-Q
period 2025-03-31
Rimini Street, Inc.
filed 2025-05-01
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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
Yes ☐ No ☑
The registrant had approximately 91,785,000 shares of its $0.0001 par value common stock outstanding as of April 29, 2025.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$122,574	$88,792
Restricted cash	1,203	430
Accounts receivable, net of allowance of $762 and $653, respectively	74,362	130,784
Deferred contract costs, current	16,596	17,076
Prepaid expenses and other	20,422	19,194
Total current assets	235,157	256,276
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $21,898 and $21,305, respectively	9,585	9,891
Operating lease right-of-use assets	7,004	7,161
Deferred contract costs, noncurrent	20,534	22,084
Deposits and other	4,631	5,068
Deferred income taxes, net	66,119	68,583
Total assets	$343,030	$369,063
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,093	$3,093
Accounts payable	4,815	5,275
Accrued compensation, benefits and commissions	28,127	33,586
Other accrued liabilities	20,520	20,688
Operating lease liabilities, current	3,869	3,967
Deferred revenue, current	234,806	257,983
Total current liabilities	295,230	324,592
Long-term liabilities:
Long-term debt, net of current maturities	81,412	82,187
Deferred revenue, noncurrent	21,617	23,214
Operating lease liabilities, noncurrent	6,842	7,064
Other long-term liabilities	1,625	1,451
Total liabilities	406,726	438,508
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 91,351 and 91,120 shares, respectively	9	9
Additional paid-in capital	180,241	177,533
Accumulated other comprehensive loss	(7,698)	(7,389)
Accumulated deficit	(235,132)	(238,482)
Treasury stock	(1,116)	(1,116)
Total stockholders' deficit	(63,696)	(69,445)
Total liabilities and stockholders' deficit	$343,030	$369,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$104,204	$106,745
Cost of revenue	40,670	42,914
Gross profit	63,534	63,831
Operating expenses:
Sales and marketing	34,255	39,141
General and administrative	17,531	18,401
Reorganization costs	462	—
Litigation costs and related recoveries:
Professional fees and other costs of litigation	1,925	2,926
Litigation costs and related recoveries, net	1,925	2,926
Total operating expenses	54,173	60,468
Operating income	9,361	3,363
Non-operating income and (expenses):
Interest expense	(1,675)	(1,341)
Other income (expenses), net	(77)	964
Income before income taxes	7,609	2,986
Income taxes	(4,259)	(1,669)
Net income	3,350	1,317
Other comprehensive income
Foreign currency translation gain (loss)	674	(991)
Derivative instrument and other adjustments, net of tax	(983)	300
Comprehensive income	$3,041	$626

Net income per share attributable to common stockholders:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01
Weighted average number of shares of Common Stock outstanding:
Basic	91,240	89,754
Diluted	93,320	90,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended March 31,
	2025	2024
Common Stock, Shares
Beginning of period	91,120	89,595
Exercise of stock options for cash	2	—
Restricted stock units vested	229	336
End of period	91,351	89,931

Total Stockholders' Deficit, beginning of period	$(69,445)	$(39,496)
Common Stock, Amount
Beginning of period	9	9
Exercise of stock options for cash	—	—
Restricted stock units vested	—	—
End of period	9	9
Additional Paid-in Capital
Beginning of period	177,533	167,988
Stock based compensation expense	2,702	2,558
Exercise of stock options for cash	6	—
Restricted stock units vested	—	—
End of period	180,241	170,546
Accumulated Other Comprehensive Loss
Beginning of period	(7,389)	(4,167)
Other comprehensive loss	(309)	(691)
End of period	(7,698)	(4,858)
Accumulated Deficit
Beginning of period	(238,482)	(202,210)
Net income	3,350	1,317
End of period	(235,132)	(200,893)
Treasury Stock	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(63,696)	$(36,312)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,350	$1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,702	2,558
Depreciation and amortization	930	873
Accretion and amortization of debt discount and issuance costs	162	243
Deferred income taxes	2,464	(759)
Amortization and accretion related to operating right of use assets	1,191	1,112
Changes in operating assets and liabilities:
Accounts receivable	57,491	39,763
Prepaid expenses, deposits and other	(1,166)	3,517
Deferred contract costs	2,030	2,509
Accounts payable	(431)	(2,342)
Accrued compensation, benefits, commissions and other liabilities	(7,283)	(8,422)
Deferred revenue	(27,732)	(29,281)
Net cash provided by operating activities	33,708	11,088
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(895)	(1,172)
Payment for purchases of short term investments	—	(7,458)
Proceeds from sales and maturities of short term investments	—	17,284
Net cash provided by (used in) investing activities	(895)	8,654
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(938)	(1,688)
Principal payments on capital leases	(94)	(87)
Proceeds from exercise of employee stock options	6	—
Net cash used in financing activities	(1,026)	(1,775)
Effect of foreign currency translation changes	2,768	(4,386)
Net change in cash, cash equivalents and restricted cash	34,555	13,581
Cash, cash equivalents and restricted cash at beginning of period	89,222	115,852
Cash, cash equivalents and restricted cash at end of period	$123,777	$129,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,513	$1,068
Cash paid for income taxes	843	502
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$—	$7

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

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2024, included in the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on February 27, 2025 (the “2024 Form 10-K”).

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2024 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2025, and operating results for the three months ended March 31, 2025, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2025.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of March 31, 2025, the Company’s current liabilities exceeded its current assets by $60.1 million, and the Company recorded net income of $3.4 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had available cash, cash equivalents and restricted cash of $123.8 million. As of March 31, 2025, the Company’s current liabilities included $234.8 million of deferred revenue whereby the costs of fulfilling the Company's commitments to provide services to its clients was approximately 39% of the related deferred revenue for the three months ended March 31, 2025.

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

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $4.8 million. During the three months ended March 31, 2025, the global economy continued to experience interest rate and inflationary pressures, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 8, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including 2024 Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s accounting estimates include, but are not necessarily limited to, the allowance for doubtful accounts receivable, valuation of the swap agreement, valuation assumptions for stock options and leases, deferred income taxes and the related valuation allowances, accretion of discounts on debt and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and actual results, the Company’s future consolidated results of operations may be affected.

Risks and Uncertainties

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2025 and December 31, 2024, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $76.5 million and $32.0 million, respectively. In addition, as of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents with three other single financial institutions of $25.3 million and $44.9 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had restricted cash of $1.2 million and $0.4 million, respectively. The Company has never experienced any losses related to these balances.

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

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards will be adopted during fiscal year 2025:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures.” The guidance requires disaggregating income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The implementation of this ASU will result in additional disclosures and will not have an impact on the Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Deferred contract costs, current and noncurrent, as of the beginning of period	$39,160	$41,493
Capitalized commissions during the period	2,693	2,504
Amortized deferred contract costs during the period	(4,723)	(5,013)
Deferred contract costs, current and noncurrent, as of the end of period	$37,130	$38,984

Deferred revenue activity consisted of the following (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2025	2024
Deferred revenue, current and noncurrent, as of the beginning of period	$281,197	$286,974
Billings, net	79,430	74,077
Revenue recognized	(104,204)	(106,745)
Deferred revenue, current and noncurrent, as of the end of period	$256,423	$254,306

The Company typically invoices its customers at the start of the support period, in annual and multi-year installments. When revenue recognized on a contract exceeds billings, the Company records a contract asset. As of March 31, 2025 and December 31, 2024, contract assets amounted to $0.6 million and $1.3 million, respectively, and are included in prepaid expenses and other on the condensed consolidated balance sheets. Deferred revenue is a contract liability that consists of billings issued that are non-cancellable in advance of revenue recognition. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period.

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of March 31, 2025, remaining performance obligations amounted to $553.1 million, of which $256.4 million was billed and recorded as deferred revenue.

The Company expects to recognize revenue on approximately $234.8 million of deferred revenue over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Other Accrued Liabilities, including Accrued Reorganization Costs

Other accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued sales and other taxes	$7,892	$8,137
Accrued professional fees	4,524	3,857
Accrued reorganization costs	259	1,052
Current maturities of capital lease obligations	228	322
Income taxes payable	1,382	1,771
Accrued litigation costs	215	201
Other accrued expenses	6,020	5,348
Total other accrued liabilities	$20,520	$20,688

During the second quarter of 2024, the Company began a process to optimize its cost structure. For the three months ended March 31, 2025 and 2024, the reorganization activity consisted primarily of severance expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Accrued reorganization costs, as of the beginning of period	$1,052	$—
Charges	462	—
Cash payments	(1,255)	—
Accrued reorganization costs, as of the end of period	$259	$—

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Term Loan	$69,505	$70,280
Revolving line of credit	15,000	15,000
Less current maturities	(3,093)	(3,093)
Long-term debt, net of current maturities	$81,412	$82,187

For the three months ended March 31, 2025 and 2024, the Company made principal payments under the Credit Facilities totaling $0.9 million and $1.7 million, respectively.

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

The refinancing was accounted for as a debt modification under ASC 470-50 as the terms of the 2024 Credit Facility were not substantially different than the terms of the Original Credit Facility. Under debt modification accounting, third party costs are expensed as incurred. During the year ended December 31, 2024, the Company expensed $0.2 million in third party transaction costs in connection with the modification. Fees paid to the creditor of $1.1 million were included with the remaining unamortized discount from the Original Credit Facility and are being amortized as an adjustment to interest expense over the remaining term of the 2024 Credit Facility.

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

The fair value of the term loan under the 2024 Credit Facility was $72.9 million (Level 2 inputs) as of March 31, 2025 compared to the carrying value of $69.5 million as of March 31, 2025. The fair value of the 2024 Credit Facility was $73.9 million (Level 2 inputs) as of December 31, 2024 compared to the carrying value of $70.3 million as of December 31, 2024.

For the three months ended March 31, 2025 and 2024, the effective interest rate under both the 2024 Credit Facility and the Original Credit Facility was 8.0% and 8.6%, respectively.

In October 2024, the Company borrowed $15.0 million under the revolving line of credit, which remained outstanding as of March 31, 2025. The Company has $20.0 million in net available borrowings under the revolving line of credit as of March 31, 2025.

For the three months ended March 31, 2025, the average interest rate under the revolving line of credit under the 2024 Credit Facility was 7.1%.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective April 30, 2024, the Company’s interest rate swap agreement was amended in connection with the 2024 Credit Facility to match the new five-year term. The amended interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The floating rate is reset at each month end and the term of the interest rate swap agreement coincides with that of the 2024 Credit Facility. See Note 11 for further information regarding the fair value accounting for the interest rate swap agreement. The modification of the interest rate swap agreement did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Credit Facilities:
Interest expense under term loan	$1,232	$1,081
Accretion expense related to discount and issuance costs	162	243
Interest expense under revolving line of credit	262	—
Interest on finance leases and other	19	17
	$1,675	$1,341

For the three months ended March 31, 2025 and 2024, interest expense included a reduction related to interest rate swap payments received of $0.1 million and $0.2 million, respectively.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Repurchased

During the three months ended March 31, 2025 and 2024, the Company did not acquire any shares of its Common Stock on the open market.

Stock Plan

The Company’s stock plan consists of the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). On February 26, 2025, pursuant to the “evergreen” provisions of the 2013 Plan, the Board of Directors authorized an increase of approximately 3.6 million shares available for grant under the 2013 Plan.

On March 4, 2025, the Company’s Board of Directors, approved the Company’s 2025 Long-Term Incentive Plan (the “2025 LTI Plan”), consisting of awards of performance units (“PSUs”), restricted stock units (“RSUs”) and stock options to purchase shares of the Company’s Common Stock under the terms of the Company’s 2013 Plan, as amended, effective March 4, 2025.

On May 3, 2024, the Company’s Board of Directors, approved the Company’s 2024 Long-Term Incentive Plan (the “2024 LTI Plan”), consisting of awards of PSUs, RSUs and stock options to purchase shares of the Company’s Common Stock under the terms of the Company’s 2013 Plan, as amended, effective May 6, 2024.

For additional information about the 2013 Plan, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K. The information presented below provides an update for activity under the 2013 Plan for the three months ended March 31, 2025.

Performance Units

Under the 2025 LTI Plan, the Company granted PSUs which will be measured over a performance period beginning on January 1, 2025 and ending on December 31, 2025 (the “Performance Period”), but will remain subject to a continued service-based vesting requirement. Half of the PSUs awarded are eligible to vest based on the Company’s achievement against a target adjusted EBITDA goal for fiscal year 2025, and the remaining half of the PSUs awarded will be eligible to vest based on the

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s achievement against a target total revenue goal for fiscal year 2025. The ultimate number of PSUs that may vest (as calculated, the “Earned PSUs”) range from zero to 200% of the granted PSUs. On March 4, 2025, the Company granted 0.6 million PSUs at a grant price of $3.48.

The Earned PSUs under the May 6, 2024 grant were earned at 28%. Under the terms of the 2024 LTI Plan, the Earned PSUs will vest in equal annual installments on the first, second and third anniversaries of the Date of Grant, generally subject to the awardee continuing to be a Service Provider through the applicable vesting date.

The Earned PSUs under the April 3, 2023 grant were earned at 151%. Under the terms of the 2023 LTI Plan, the Earned PSUs will vest in equal annual installments on the first, second and third anniversaries of the Date of Grant, generally subject to the awardee continuing to be a Service Provider through the applicable vesting date.

The Company recognized compensation expense related to PSUs of $0.4 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the unrecognized expense of $2.3 million net of forfeitures is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 2 years.

Restricted Stock Units

For the three months ended March 31, 2025, the Board of Directors granted RSUs under the 2013 Plan to employees for an aggregate of approximately 0.6 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $3.48 per share, the aggregate fair value for the shares underlying the RSUs amounted to $1.9 million as of the grant date that will be recognized as compensation cost over the vesting period.

For the three months ended March 31, 2025 and 2024, the Company recognized compensation expense related to RSUs of approximately $1.4 million and $1.2 million, respectively. As of March 31, 2025, the unrecognized expense of $9.6 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 2.2 years.

Stock Options

For the three months ended March 31, 2025, the Board of Directors granted stock options for the purchase of an aggregate of approximately 0.5 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the 2013 Plan for the three months ended March 31, 2025 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2024	9,563	$4.68	6.9
Granted	487	3.47
Exercised	(2)	2.47
Forfeited	(84)	3.07
Expired	(527)	5.31
Outstanding, March 31, 2025 (3)(4)	9,437	4.60	7.2
Vested, March 31, 2025 (3)	4,525	6.22	5.0

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire in years.
(3)As of March 31, 2025, the aggregate intrinsic value of all stock options outstanding was $2.9 million. As of March 31, 2025, there was an aggregate intrinsic value of $0.1 million related to the vested stock options.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.6 million shares as of March 31, 2025.

The aggregate fair value of approximately 0.5 million stock options granted for the three months ended March 31, 2025 amounted to $1.1 million, or $2.18 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the three months ended March 31, 2025, the fair value of each stock option grant under the 2013 Plan was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	65%
Dividend yield	0%
Risk-free interest rate	4.1%
Fair value per share of Common Stock on date of grant	$3.47

As of March 31, 2025 and December 31, 2024, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $6.1 million and $5.7 million, respectively. As of March 31, 2025, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.2 years.

Shares Available for Grant

The following table presents activity affecting the total number of shares available for grant under the 2013 Plan for the three months ended March 31, 2025 (in thousands):

Available, December 31, 2024	5,379
Newly authorized by Board of Directors	3,645
Stock options granted	(487)
RSUs and PSUs granted	(1,151)
Expired options	527
Forfeited options	84
Forfeited RSUs and PSUs	643
Available, March 31, 2025	8,640

Stock-Based Compensation Expense

Stock-based compensation expense attributable to PSUs, RSUs and stock options is classified as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$524	$515
Sales and marketing	926	405
General and administrative	1,252	1,638
Total	$2,702	$2,558

Warrants

As of March 31, 2025, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. For additional information about these warrants, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was 56.0% and 55.9%, respectively. The Company’s income tax expense was attributable to the income before income taxes and foreign withholding taxes. The Company did not have any changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended March 31, 2025 and 2024.

For additional information about income taxes, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company’s purchase commitments as of March 31, 2025 are primarily related to agreements to purchase services in the ordinary course of business. As of March 31, 2025, the total minimum purchase obligations totaled $11.1 million. There have been no other material changes outside the normal course of business to the Company’s non-cancellable purchases commitments. For additional information, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended March 31, 2025 and 2024, the Company’s matching contributions to these plans totaled $0.8 million and $0.9 million, respectively.

Litigation with Oracle

The Company and its President, Chief Executive Officer and Chairman of the Board, Seth Ravin, have been involved in litigation with certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) since 2010. All matters relating to the initial lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (the “District Court”), known as “Rimini I,” have concluded, with the exception of a permanent injunction (discussed below) that remains in effect. Please refer to Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Form 10-K for the year ended December 31, 2024 for additional information regarding the Rimini I litigation.

Rimini I Permanent Injunction

Since August 2018, the Company has been subject to a permanent injunction (the “Rimini I Injunction”) prohibiting it from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights. The Rimini I Injunction does not prohibit the Company’s provision of support services for any Oracle product lines, but rather defines the manner in which the Company can provide support services for certain Oracle product lines.

Previously, the Company was the subject of contempt proceedings filed by Oracle in July 2020 alleging that the Company was in violation of the Rimini I Injunction. As of December 2023, all matters relating to the Rimini I Injunction contempt proceedings have been resolved. For additional information regarding the July 2020 Rimini I Injunction contempt proceedings, please refer to Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Form 10-K for the year ended December 31, 2024.

At this time, the Company believes that it is in substantial compliance with the Rimini I Injunction.

Rimini II Litigation

In October 2014, the Company filed a separate lawsuit, now captioned Oracle Int’l Corp. v. Rimini Street, Inc., in the District Court against Oracle seeking a declaratory judgment that the Company’s revised “Process 2.0” support practices, in use since at least July 2014, did not infringe certain Oracle copyrights (“Rimini II”). The Company’s operative complaint in the Rimini II

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

litigation asserted declaratory judgment, tort, and statutory claims, including a request for injunctive relief against Oracle for unfair competition in violation of the California Unfair Competition Law. Oracle asserted counterclaims including copyright infringement claims, violations of the Digital Millennium Copyright Act (“DMCA”) and Lanham Act, breach of contract and business tort violations with respect to PeopleSoft and other Oracle-branded products, including J.D. Edwards (“JDE”), Siebel, Oracle Database and Oracle E-Business Suite (“EBS”).

In October 2022, Oracle withdrew all of its monetary damages claims against the Company and Mr. Ravin in Rimini II and moved to proceed with a bench trial instead of a jury trial for its claims for equitable relief.

The ensuing order entered by the District Court dismissed with prejudice Oracle’s claims in Rimini II “for monetary relief of any kind under any legal theory[,] including but not limited to claims for damages, restitution, unjust enrichment, and engorgement. . . .” In addition, Oracle’s claims for breach of contract, inducing breach of contract, an accounting and monetary relief of any kind were dismissed with prejudice. Prior to the date of the District Court’s order dismissing with prejudice all of Oracle’s claims for monetary relief, no damages of any kind were awarded by the District Court in Rimini II. The parties each reserved the right to seek or object to any attorneys’ fees and/or costs to the extent permissible by law.

The District Court issued its findings of fact and conclusions of law in Rimini II in July 2023, accompanied by a permanent injunction against the Company (the “Original Rimini II Injunction”), which was vacated in large part by the Ninth Circuit Court of Appeals (the “Ninth Circuit”) on appeal and subsequently vacated in its entirety by the District Court prior to being reissued in modified form in late April 2025, in each case as described further below.

In its July 2023 ruling, the District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and JDE products, further ordering that the Company was entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, enjoining the Company from publicly making fifteen statements (or statements substantially similar to these statements) identified in the Original Rimini II Injunction that were found by the District Court to be “false and misleading” (such statements, collectively, the “Enjoined Statements”) and prohibiting certain actions in connection with the manner of marketing, selling and providing services to clients of the Oracle products in question, as well as on indirect and vicarious copyright infringement claims against Mr. Ravin. The District Court denied the Company’s California Unfair Competition Law claim and other declaratory judgment claims.

In July 2023, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 2023 Rimini II judgment and Injunction with the Ninth Circuit. During the course of the appeal (and until it was eventually vacated in its entirety by the District Court prior to being reissued in modified form in late April 2025), the Original Rimini II Injunction was subject to an administrative stay imposed by the District Court (meaning that it was not in effect and could not be enforced).

The Ninth Circuit issued its decision on the Company’s appeal on December 16, 2024. In its decision, the Ninth Circuit vacated multiple copyright rulings, reversed in part the District Court’s Lanham Act ruling, and vacated the portions of the Original Rimini II Injunction that the Company appealed. The Ninth Circuit rejected the test for derivative works adopted by the District Court and, accordingly, the District Court’s associated holdings based on the application of this erroneous standard, remanding this issue to the District Court. The Ninth Circuit also vacated a previous order of the District Court striking the “essential step” defense provided to the Company under Section 117(a) of the Copyright Act (the “Section 117(a) Defense”), as well as the District Court’s ruling that certain client environments containing Oracle Database software violated the license agreements, also remanding these issues to the District Court. The Court found all but one of twelve statements regarding security to be nonactionable under the Lanham Act and, therefore, reversed the ruling and vacated the injunction as to eleven statements (the Company chose not to appeal the actionability under the Lanham Act of three of the original fifteen Enjoined Statements). Finally, the Ninth Circuit denied the Company’s previously filed motion to stay the Original Rimini II Injunction, finding that the Company’s motion was moot based on its decision.

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

On March 5, 2025, the Ninth Circuit issued its mandate, returning jurisdiction over the Rimini II litigation, including the Original Rimini II Injunction, to the District Court, which, in turn, issued an order requiring the parties to meet and confer and

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

file a joint status report with the District Court addressing the effect of the Ninth Circuit’s December 2024 decision on its July 2023 rulings (including the Original Rimini II Injunction), outlining how the District Court should proceed to expeditiously address the remaining Rimini II litigation matters on remand and proposing a schedule to bring the Rimini II litigation to final resolution. The parties filed the joint status report on April 1, 2025, and a hearing on the joint status report was conducted on April 21, 2025, during which the District Court ordered the parties to meet and confer and file by May 5, 2025, a proposed schedule for limited discovery regarding the Company’s Section 117(a) Defense and the parties’ briefing regarding liability, affirmative defenses, and injunctive relief.

On April 24, 2025, the District Court entered its order on mandate, identifying the items to be considered by the District Court on remand, as follows: (i) the merits of Oracle’s copyright infringement claim regarding the Company’s support practices for Oracle PeopleSoft products using the test for “derivative works” specifically identified by the Ninth Circuit in its December 2024 decision, (ii) the disposition of the Company’s resurrected affirmative defense against claims of copyright infringement under Section 117(a) of the Copyright Act (which provides, in part, that “it is not an infringement for the owner of a copy of a computer program to make or authorize the making of another copy or adaptation of that computer program provided [ . . . ] that such a new copy or adaptation is created as an essential step in the utilization of the computer program”) and (iii) the scope and content of any injunctive relief to be awarded to Oracle should it prevail on its copyright infringement claims.

In its order on mandate, the District Court clarified that “the parties agreed at the [April 21, 2025] hearing that all outstanding copyright infringement issues [in the Rimini II litigation] relate [only] to the Company’s PeopleSoft support processes” and, consistent with this statement, vacated previous conclusions of law that were either reversed or partially or entirely vacated by the Ninth Circuit. The District Court also (i) vacated its July 2023 judgment (indicating that it will issue a new judgment upon conclusion of the mandate proceedings, (ii) vacated the Original Rimini II Injunction in its entirety, issuing a modified permanent injunction (the “Modified Rimini II Injunction”), as described further below under the heading “Modified Rimini II Injunction,” and (iii) affirmed that it would permit the Company to conduct limited discovery relevant to its Section 117(a) Defense.

The parties must jointly file proposed discovery, briefing and hearing schedules with the District Court no later than May 5, 2025.

Oracle has 90 days from the date the Ninth Circuit denied its petition for rehearing to file a petition for writ of certiorari in the United States Supreme Court. Oracle may or may not choose to pursue an appeal, and the Company cannot predict whether any such appeal would be successful. Further, no assurance is or can be given that the District Court will rule in a manner that is favorable to the Company on any issues relating to the Rimini II litigation that are reconsidered on remand.

Finally, no assurance is or can be given that the District Court will not issue another permanent injunction impacting the manner in which the Company can provide support for Oracle’s PeopleSoft software product lines. Any required changes to how support services are delivered to the Company’s PeopleSoft clients could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 7% of the Company’s total revenue for the three months ended March 31, 2025.

The Company reserves all rights, including appellate rights, with respect to the matters described above.

Modified Rimini II Injunction

The Original Rimini II Injunction, if effective substantially as originally ordered by the District Court, would have limited, but not fully prohibited, the support services the Company could provide its clients using Oracle’s PeopleSoft software product. The Modified Rimini II Injunction contains no such limitations.

Like the Original Rimini II Injunction, the Modified Rimini II Injunction specifies that the Company shall not remove, alter or omit any Oracle copyright notices or other Oracle copyright management information from any file that contains an Oracle copyright notice.

Further, the Modified Rimini II Injunction prohibits the Company from publicly making four statements (or statements substantially similar to such statements), consisting of the three (out of the original fifteen) Enjoined Statements that were not included in the Company’s appeal to the Ninth Circuit and the one Enjoined Statement (out of the twelve Enjoined Statements

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

included in the Company’s appeal to the Ninth Circuit) that the Ninth Circuit found was actionable under the Lanham Act. Unlike the Original Rimini II Injunction, however, the Modified Rimini II Injunction does not require the Company to issue a corrective press release regarding the four statements.

As of the date of this Report, the Company believes that it is in substantial compliance with the Modified Rimini II Injunction. For additional information regarding the Original Rimini II Injunction, please refer to Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Form 10-K for the year ended December 31, 2024.

The Company’s Appeal of the District Court’s Award of Attorneys’ Fees and Costs to Oracle

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

In September 2024, the Company filed a notice of appeal in the District Court, commencing an appeal of the District Court’s award of attorneys’ fees and costs to Oracle. As of the date of this Report, the Company’s appeal remains pending. On March 5, 2025, Oracle filed a motion for an indicative ruling in the District Court regarding the award of attorneys’ fees and costs. After being briefed by both the Company and Oracle on this matter, on April 21, 2025, the District Court denied Oracle’s motion and, shortly thereafter, the Company notified the Ninth Circuit of the District Court’s ruling.

The Company filed its opening brief with the Ninth Circuit on March 11, 2025, and Oracle’s answering brief is due on May 12, 2025. The Company’s optional reply brief is due 21 days after Oracle files its answering brief.

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

The Company reserves all rights, including appellate rights, with respect to the District Court’s rulings on the matters currently on remand in the Rimini II litigation, as well as its pending appeal of the award of attorneys’ fees and costs to Oracle.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages is approximately $7.7 million and $7.2 million as of March 31, 2025 and December 31, 2024, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of March 31, 2025, ASP owned approximately 25.8% of the Company’s issued and outstanding shares of Common Stock.

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

For the three months ended March 31, 2025 and 2024, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Income attributable to common stockholders:
Net income	$3,350	$1,317

	Three Months Ended March 31,
	2025	2024
Weighted average number of shares of Common Stock outstanding:
Basic	91,240	89,754
Stock options	14	—
PSUs	558	386
RSUs	1,508	420
Diluted	93,320	90,560
Net income per share attributable to common stockholders:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

The following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
RSUs and PSUs	343	483
Stock options	9,152	7,473
Warrants	3,440	3,440
Total	12,935	11,396

NOTE 11 — FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. Additional information on fair value measurements is included in Note 12 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer.

Investments

All of the Company’s investments as of March 31, 2025 are classified as cash equivalents. During the three months ended March 31, 2024, the Company transferred its investments in U.S. Federal agency bonds and U.S. treasury notes into other highly liquid interest-earning investments with maturities of less than three months. The fair values of these investments approximate their carrying values and are considered Level 1 assets.

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

Derivatives

The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes. As discussed in Note 5, the interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of March 31, 2025.

To estimate fair value for the Company's interest rate swap agreement as of March 31, 2025, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be a liability of $0.2 million as of March 31, 2025.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification	March 31, 2025	December 31, 2024
Interest rate swap	Deposits and other	$—	$436
	Other long-term liabilities	171	—
	Accumulated other comprehensive income (loss)	(123)	370
		Three Months Ended March 31,
Derivative Instrument	Income Statement Classification	2025	2024
Interest rate swap	Interest expense (benefit)	$(62)	$(241)

NOTE 12 - LEASES

The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon a specified notice period with a penalty. The Company’s leases have various remaining lease terms ranging from two months to fifty-nine months.

As of March 31, 2025, the Company did not have any additional material operating leases that had not yet commenced.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2025	2024
Operating lease expense related to ROU assets and liabilities	$1,191	$1,112
Other lease expense	189	113
Total lease expense	$1,380	$1,225

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	March 31, 2025	December 31, 2024
Operating lease right-of-use assets, noncurrent	$7,004	$7,161

	March 31, 2025	December 31, 2024
Operating lease liabilities, current	$3,869	$3,967
Operating lease liabilities, noncurrent	6,842	7,064
Total operating lease liabilities	$10,711	$11,031

Weighted Average Remaining Lease Term	Years
Operating leases	3.1
Weighted Average Discount Rate
Operating leases	8.2%

Maturities of operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Year Ending March 31,
2026	$4,563
2027	3,852
2028	1,433
2029	1,578
2030	645
Thereafter	—
Total future undiscounted lease payments	12,071
Less imputed interest	(1,360)
Total	$10,711

For the three months ended March 31, 2025 and 2024, the Company paid $1.5 million and $1.4 million, respectively, for operating lease liabilities.

NOTE 13 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and assess performance. The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated net income, which is identical to the information presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported in the Unaudited Condensed Consolidated Balance Sheets as total assets. Additional information on segment information is included in Note 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$104,204	$106,745
Less:
Cost of revenue, adjusted
Employee compensation and benefits (a)	25,041	27,268
Engineering consulting costs	6,145	6,463
Administrative allocations	4,262	4,039
All other costs (b)	4,558	4,530
Total cost of revenue, adjusted	40,006	42,300
Sales and marketing, adjusted (c)	33,329	38,736
General and administrative, adjusted (c)	15,489	15,989
Stock-based compensation expense	2,702	2,558
Depreciation and amortization expense	930	873
Reorganization costs	462	—
Litigation costs and related recoveries, net	1,925	2,926
Interest expense	1,675	1,341
Other (income) expenses, net	77	(964)
Income taxes	4,259	1,669
Segment net income	3,350	1,317

Reconciliation of profit
Adjustments and reconciling items	—	—
Consolidated net income	$3,350	$1,317

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

Geographic Information

The Company attributes revenues to geographic regions based on the location of its clients. The following table shows revenues by geographic region (in thousands):

	Three Months Ended March 31,
	2025	2024
United States of America	$50,095	$53,808
International	54,109	52,937
Total	$104,204	$106,745

For the three months ended March 31, 2025 and 2024, Japan represented 10.4% and 9.6% of total revenue, respectively.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No clients represented more than 10% of revenue for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, no clients accounted for more than 10% of total net accounts receivable.

The Company tracks its assets by physical location. The following shows the net carrying value of the Company’s property and equipment by geographic region (in thousands):

	March 31, 2025	December 31, 2024
United States of America	$6,448	$7,007
India	1,228	1,432
Brazil	1,131	754
Rest of World	778	698
Total property and equipment, net	$9,585	$9,891

The operating lease ROU assets by geographic region were as follows (in thousands):

	March 31, 2025	December 31, 2024
United States of America	$3,808	$4,112
Brazil	1,146	1,193
India	992	1,390
Korea	759	171
Rest of World	299	295
Total operating lease right-of-use assets	$7,004	$7,161

Prior year amounts of property and equipment for India and Brazil, and ROU assets for Korea, have been reclassified from Rest of World for consistency with the current year presentation. This reclassification had no effect on the Unaudited Condensed Consolidated Financial Statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “continue,” “could,” “currently,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “goal,” “potential,” “predict,” “project,” “seem,” “seek,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

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
•any expenses to be incurred to comply with any injunction ordered by the courts relating to the Rimini II litigation matter and the impact on future period revenue and costs incurred related to these efforts;
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
•the impact of any recessionary macro-economic trends, including inflation, rising interest rates and changes in foreign exchange rates;
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
•changes in laws or regulations, including tax laws or unfavorable outcomes of tax positions we take;
•tariff costs (including tariff relief or the ability to mitigate tariffs, in light of new or increased tariffs imposed by the United States government and the potential for retaliatory trade measures by affected countries);
•a failure by us to establish adequate reserves for tax events;

•our ability to realize benefits from our net operating losses;
•any negative impact of environmental, social and governance matters on our reputation or business and the exposure of our business to additional costs or risks from our reporting on such matters;
•our ability to maintain our good standing with the United States government and international governments and capture new contracts with governmental entities;
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
•the attraction and retention of additional qualified personnel and the retention of key personnel;
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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referred to under “Risk Factors” in Part II, Item 1A of this Report, many of which are beyond our control. Moreover, we operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes to those statements included in Part I, Item 1 of this Report, and our Audited Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of our 2024 Form 10-K.

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

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. We also believe organizations are increasingly creating more complex IT environments that are a mixture of multiple technologies, business models and vendors, including perpetual license and subscription license software solutions, deployed across the client’s system and cloud computing providers (hybrid IT environments), and consisting of proprietary and non-proprietary open-source software, all from a multitude of different technology vendors. The costs associated with running and supporting these systems; failure and downtime; security exposure; integrating and monitoring; and maintaining the tax, legal and regulatory compliance of these software systems, have increased in both actual spend and as a percentage of the full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business. The majority of our revenue through March 31, 2025, was generated from our support solutions.

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

In addition to our support services, we also offer a breadth of enterprise software support, products and services through our full portfolio of solutions at an additional fee that is calculated based on a variety of factors and metrics. Our solutions are designed to meet specific client needs and are designed to provide what we believe is exceptional value and return for the fees charged. For more details about our Solutions Portfolio, please see Item 1 “Business” included in Part I of our 2024 Form 10-K.

As of March 31, 2025, we employed over 2,000 professionals and supported over 3,090 active clients globally, including 71 Fortune 500 companies and 19 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

Our subscription-based revenue provides a foundation for, and visibility into, future period results. For the three months ended March 31, 2025 and 2024, we generated revenue of $104.2 million and $106.7 million, respectively, representing a decrease of 2%. During the three months ended March 31, 2025, we recorded net income of $3.4 million, and as of March 31, 2025, we had an accumulated deficit of $235.1 million. Approximately 48% and 50% of our revenue was generated in the United States for the three months ended March 31, 2025 and 2024, respectively. Approximately 52% and 50% of our revenue was generated in foreign jurisdictions for the three months ended March 31, 2025 and 2024, respectively.

In 2024, we announced that we would wind down services for Oracle PeopleSoft products and began the wind down project. The wind-down includes our Rimini Support™, Rimini Manage™ and Rimini Consult™ services for Oracle PeopleSoft products. As we provide services for Oracle PeopleSoft products to clients globally, the wind-down process is expected to take place over several phases. We expect significant reductions in revenue related to support for Oracle PeopleSoft products over time, but it is unclear when we will cease providing support services for Oracle PeopleSoft products, altogether, other than at the expiration of existing remaining client contracts for such services. Revenue related to providing services for Oracle PeopleSoft products accounted for approximately $7.0 million, or 7% of revenue, for the three months ended March 31, 2025 and $8.2 million, or 8% of revenue, for the three months ended March 31, 2024, respectively.

Since our inception, we have financed our operations through cash collected from clients and net proceeds from equity financings and borrowings.

Global Economic Uncertainty

We have experienced some clients not renewing our services due to the adverse impact on their businesses from current global economic uncertainty, as well as by the economic disruption continuing to be caused by current military conflicts, and recent political and trade turmoil between the U.S. and other countries, amongst other global challenges. While we do not physically operate in some of these countries where conflict is occurring, we do have operations in Israel. These global events, together with inflationary pressures, have negatively impacted the global economy and driven changes in interest rates.

Uncertainty regarding changes continuing to be made in laws and regulations by the current U.S. Presidential administration, along with uncertainty about the trade policies of such administration, particularly when pertaining to treaties, tariffs and other limitations on international trade, are causing economic and geopolitical uncertainty. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of the economic disruptions described above had a significant net impact on our revenue or results of operations during the three months ended March 31, 2025.

The extent to which rising inflation, interest rate changes and continuing global economic and geopolitical uncertainty impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict and that are beyond our control, including continued governmental and business actions in response to increasing global economic and geopolitical uncertainty. As such, the effects of rising inflation, interest rate increases and other negative impacts on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

Recent Developments

Reference is made to Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of recent developments regarding our litigation with Oracle.

Key Business Metrics

Number of clients

Since we founded our company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of March 31, 2025 and 2024, we had 3,092 and 3,040 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of March 31, 2025 and 2024, we had 1,575 and 1,535 unique clients, respectively.

The increases in both our active and unique client counts have been a combination of new unique client wins as well as cross-sales of new support products and services to existing clients. We intend to focus future growth on both new and existing clients and we believe that growth in our number of unique clients is an indication that we can grow our enterprise software products and services in the future.

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

Our annualized recurring revenue was $396 million and $416 million as of March 31, 2025 and 2024, respectively. The decline reflects the recent reduction in client retention.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 88% and 89% for the 12 months ended March 31, 2025 and 2024, respectively. The decline in our revenue retention rate for the 12 months ended March 31, 2025 was due to attrition during the trailing twelve months, as certain clients did not renew specific subscriptions due to a variety of reasons; however, in some cases these clients maintained or added subscriptions for other products and services. Our calculated net billings during the three months ended March 31, 2025 increased $5.4 million compared to the three months ended March 31, 2024, primarily due to foreign currency exchange rate changes.

Gross profit margin

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 61.0% and 59.8% for the three months ended March 31, 2025 and 2024, respectively. Our gross profit margin increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to better management of costs in our non-core products and services.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

Our consolidated statements of operations for the three months ended March 31, 2025 and 2024, are presented below (in thousands):

	Three Months Ended March 31,		Variance
	2025	2024	Amount	Percent
Revenue	$104,204	$106,745	$(2,541)	(2.4)%
Cost of revenue:
Employee compensation and benefits	25,565	27,783	(2,218)	(8.0)%
Engineering consulting costs	6,145	6,463	(318)	(4.9)%
Administrative allocations (1)	4,262	4,039	223	5.5%
All other costs	4,698	4,629	69	1.5%
Total cost of revenue	40,670	42,914	(2,244)	(5.2)%
Gross profit	63,534	63,831	(297)	(0.5)%
Gross profit margin	61.0%	59.8%
Operating expenses:
Sales and marketing	34,255	39,141	(4,886)	(12.5)%
General and administrative	17,531	18,401	(870)	(4.7)%
Reorganization costs	462	—	462	N/A
Litigation costs and related recoveries, net	1,925	2,926	(1,001)	(34.2)%
Total operating expenses	54,173	60,468	(6,295)	(10.4)%
Operating income	9,361	3,363	5,998	178.4%
Non-operating income and (expenses):
Interest expense	(1,675)	(1,341)	(334)	24.9%
Other income (expenses), net	(77)	964	(1,041)	(108.0)%
Income before income taxes	7,609	2,986	4,623	154.8%
Income taxes	(4,259)	(1,669)	(2,590)	155.2%
Net income	$3,350	$1,317	$2,033	154.4%

-
(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue declined from $106.7 million for the three months ended March 31, 2024 to $104.2 million for the three months ended March 31, 2025, a decrease of $2.5 million or 2%. Although there was an increase in the average number of unique clients from 1,535 for the three months ended March 31, 2024 to 1,577 for the three months ended March 31, 2025, revenue declined primarily due to the attrition of some large client contracts as certain clients did not renew specific subscriptions in prior periods due to varying reasons, which is now being reflected in our revenue within the current period. On a geographic basis, United States revenue declined from $53.8 million for the three months ended March 31, 2024 to $50.1 million for the three months ended March 31, 2025, a decrease of $3.7 million or 7%. Our international revenue grew from $52.9 million for the three months ended March 31, 2024 to $54.1 million for the three months ended March 31, 2025, an increase of $1.2 million or 2%.

Previously, we announced that we would reassess our wind down of services for Oracle PeopleSoft products. We have determined that we will continue to wind down these services going forward.

    Cost of revenue. Cost of revenue decreased from $42.9 million for the three months ended March 31, 2024 to $40.7 million for the three months ended March 31, 2025, a decrease of $2.2 million or 5%. The key drivers related to the cost of revenue decrease were a decline in employee compensation and benefits of $2.2 million and a $0.3 million decrease in engineering consulting costs. These costs were offset, in part, by a $0.2 million increase in administrative allocations and a $0.1 million increase in all other costs.

As discussed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, various matters related to the Rimini II litigation have been returned to the District Court for reconsideration on remand from the Ninth Circuit. No assurance is or can be given that the District Court will rule in a manner that is favorable to us on any issues relating to the Rimini II litigation or that the District Court will not issue another permanent injunction impacting the manner in which we can provide support for Oracle’s PeopleSoft software product lines. Any required changes to how support services are delivered to our PeopleSoft clients could have a material adverse impact on our financial position, results of operations and cash flows. Due to the large number of uncertainties surrounding the final outcome of the ongoing litigation, we are unable to determine the final impact on future period costs until a decision is rendered.

    Gross profit. Gross profit decreased from $63.8 million for the three months ended March 31, 2024 to $63.5 million for the three months ended March 31, 2025, a decrease of $0.3 million or 0.5%. Gross profit margin for the three months ended March 31, 2024 was 59.8% compared to 61.0% for the three months ended March 31, 2025. For the three months ended March 31, 2025, the total cost of revenue decreased by 5% compared to a decline in revenue of 2% for the three months ended March 31, 2025. As a result, our gross profit margin improved by 120 basis points period over period. We expect margin pressures in the short-term as our ability to increase revenue remains challenged by a relative lack of new client contracts combined with unfavorable mix of margin level and continued investment in our new products and services.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 33% and 37% for the three months ended March 31, 2025 and 2024, respectively. In dollar terms, sales and marketing expenses decreased from $39.1 million for the three months ended March 31, 2024 to $34.3 million for the three months ended March 31, 2025, a decrease of $4.9 million or 12%. This decline was primarily due to a reduction of $4.0 million related to travel and entertainment costs incurred as part of a sales training event held in January 2024. In addition, our employee compensation and benefits declined $0.9 million for the three months ended March 31, 2025. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

    General and administrative expenses. General and administrative expenses decreased from $18.4 million for the three months ended March 31, 2024 to $17.5 million for the three months ended March 31, 2025, a decrease of $0.9 million or 5%. This decrease was comprised of several items, which included a decrease in employee compensation and benefits of $0.8 million, an increase in administrative allocations of $0.5 million and a decrease of contract labor of $0.4 million. These favorable variances were offset by an increase in all other costs of $0.3 million, an increase in professional fees of $0.2 million, an increase in rent and facility costs of $0.2 million and an increase in computer supplies, software and license costs of $0.1 million.

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

    Reorganization costs. During the year ended December 31, 2024, we began a process to optimize our cost structure through a headcount reduction. We recognized reorganization costs of $0.5 million for the three months ended March 31, 2025 compared to no costs for the three months ended March 31, 2024. The costs were primarily related to severance costs associated with our 2024 reorganization plan. We are likely to incur additional reorganization costs during the second quarter of 2025 as we continue to optimize our cost structure in areas where opportunities to streamline our operations exist.

    Litigation costs and related recoveries, net. Litigation costs and related recoveries, net consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Professional fees and other costs of litigation	$1,925	$2,926	$(1,001)
Litigation costs and related recoveries, net	$1,925	$2,926	$(1,001)

Professional fees and other costs associated with litigation decreased from $2.9 million for the three months ended March 31, 2024 to $1.9 million for the three months ended March 31, 2025, a decrease of $1.0 million. This decrease was primarily due to the timing of when the litigation costs were incurred related to our appeal of the Rimini II decision with the Ninth Circuit, which occurred on June 5, 2024. Please refer to the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report for further information.

    Interest expense. Interest expense increased from $1.3 million for the three months ended March 31, 2024 to $1.7 million for the three months ended March 31, 2025. Interest expense increased primarily due to borrowing $15.0 million in October 2024 under the revolving line of credit, which resulted in interest expense of $0.3 million for the three months ended March 31, 2025. Our effective interest rates related to our term loan decreased from an interest rate of 8.6% for the three months ended March 31, 2024 to an interest rate of 8.0% for the three months ended March 31, 2025. The interest expense for the term loan increased by $0.1 million due to a higher principal balance outstanding for the respective periods.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended March 31, 2025, net other expenses of approximately $0.1 million was comprised primarily of foreign exchange losses of $0.5 million and other expenses of $0.1 million, which were offset by interest income from cash and cash equivalents of $0.6 million. For the three months ended March 31, 2024, net other income of approximately $1.0 million was comprised primarily of gains from cash equivalents and investments.

    Income taxes. We had an income tax expense of $1.7 million for the three months ended March 31, 2024 compared to $4.3 million for the three months ended March 31, 2025. For the three months ended March 31, 2025, the primary reason for the change in income taxes was due to an increase of income before taxes of $4.6 million in the current year period compared to the prior year period.

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had a working capital deficit of $60.1 million and an accumulated deficit of $235.1 million. For the three months ended March 31, 2025, we recorded net income of $3.4 million. As of March 31, 2025, we had available cash, cash equivalents and restricted cash of $123.8 million.

In April 2024, we refinanced our Original Credit Facility, which had an outstanding principal balance of $70.9 million, with a new five-year senior secured credit facility (“2024 Credit Facility”) consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. As of March 31, 2025, we had outstanding term loan borrowings of $72.2 million as well as borrowings on the revolving line of credit of $15.0 million under our 2024 Credit Facility. As a result, we had net availability of $20.0 million under our revolving line of credit as of March 31, 2025.

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

The 2024 Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. We believe that we are in compliance with these financials covenants for the three months ended March 31, 2025.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our 2024 Credit Facility.

A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $234.8 million that is included in current liabilities as of March 31, 2025. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to clients are currently limited to approximately 39% of the related deferred revenue based on our gross profit percentage of 61% for the three months ended March 31, 2025.

For the next year, assuming that our operations are not significantly impacted by rising inflation, continued interest rate changes, other global economic or geopolitical uncertainties, political and trade turmoil between the U.S. and China and other countries, or the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, we believe that cash, cash equivalents and restricted cash of $123.8 million as of March 31, 2025, plus future cash flows from operating activities and our 2024 Credit Facility will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

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

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$33,708	$11,088
Investing activities	(895)	8,654
Financing activities	(1,026)	(1,775)

The effect of foreign currency translation changes was favorable for $2.8 million for the three months ended March 31, 2025 compared to an unfavorable impact of $4.4 million for the three months ended March 31, 2024, respectively, due to favorable foreign exchange impacts related to our foreign cash. For the three months ended March 31, 2025, we experienced a change in foreign currency exchange rates as the U.S. dollar weakened against the majority of foreign currencies where we operate. The favorable foreign currency impact was primarily related to our foreign cash held in Japan, Brazil and the United Kingdom as those local currencies strengthened against the U.S. dollar.

Cash Flows Provided By Operating Activities

As clients typically prepay us annually for the services which we will provide over the following year or longer, we typically collect cash in advance of the date when the vast majority of the related services are provided. Historically, we have experienced seasonality in our operating cash flows as we tend to generate cash from operating activities during the first half of the year. Our operating cash flows are then utilized by operating activities during the second half of the year. This has been due to the cyclical variations in our billings from period to period.

For the three months ended March 31, 2025, cash flows provided by operating activities amounted to approximately $33.7 million. The key drivers resulting in our cash provided by operating activities for the three months ended March 31, 2025, included net income of $3.4 million and adjustments to reconcile net income to net cash totaling $7.4 million, as well as favorable changes in operating assets and liabilities of $22.9 million, resulting in net cash provided by operating activities of $33.7 million.

For the three months ended March 31, 2025, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $2.7 million, amortization and accretion related to operating lease ROU assets of $1.2 million, depreciation and amortization expense of $0.9 million, accretion and amortization of debt discount and issuance costs of $0.2 million and a favorable change in deferred income taxes of $2.5 million. For the three months ended March 31, 2025, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $57.5 million and deferred contract costs of $2.0 million. The favorable change to accounts receivable was a result of collecting $134.3 million during the three months ended March 31, 2025 which was offset by billings, net of $79.4 million during the three months ended March 31, 2025. As a result, our days sales outstanding for accounts receivable was 97 days as of March 31, 2025. The favorable change in deferred contract costs was due to capitalizing $2.7 million of commissions and amortizing $4.7 million of deferred contract costs during the three months ended March 31, 2025.

Offsetting these favorable changes were unfavorable changes to deferred revenue of $27.7 million, accrued compensation, benefits, commissions and other liabilities of $7.3 million, prepaid expenses, deposits and other of $1.2 million and accounts payable of $0.4 million. The use of cash for deferred revenue was due to recognizing $104.2 million in revenue for the current period, which was offset by recording billings, net of $79.4 million during the current period. The unfavorable use of accrued liabilities was primarily due to the payments of $4.3 million for bonuses and of $2.2 million for commissions during the three months ended March 31, 2025.

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

Offsetting these favorable changes were unfavorable changes to accrued liabilities of $8.4 million, deferred revenue of $29.3 million and accounts payable of $2.3 million. The unfavorable use of cash for accrued liabilities related primarily to paying incremental compensation related to bonuses and commissions of $8.1 million during the current period. The use of cash for deferred revenue was due to recognizing $106.7 million in revenue for the current period, which was offset by recording billings, net of $74.1 million during the current period.

Cash Flows Provided By (Used In) Investing Activities

Cash used in investing activities totaled $0.9 million for the three months ended March 31, 2025 and cash provided by investing activities totaled $8.7 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, cash used in investing activities was primarily driven by capital expenditures for leasehold improvements, software development costs, and computer equipment of $0.9 million. Specifically, these capital expenditures included construction in progress for leasehold improvements in Brazil of $0.4 million and Korea of $0.1 million, as well as capitalized software development costs in our U.S. entity of $0.3 million.

For the three months ended March 31, 2024, cash provided by investing activities was primarily driven by proceeds from sales and maturities of short-term investments of $17.3 million offset by purchases of short-term investments of $7.5 million and capital expenditures for leasehold improvements, software development costs, and computer equipment of $1.2 million. The capital expenditures consisted primarily of capitalized software development costs, new computer equipment, and furniture and fixtures in our U.S. entity of $0.7 million and $0.4 million for computer equipment at our foreign locations, primarily in Brazil of $0.2 million and in India of $0.2 million.

Cash Flows Used In Financing Activities

For the three months ended March 31, 2025, cash utilized in financing activities of $1.0 million was attributable to principal payments related to the 2024 Credit Facility of $0.9 million and capital lease payments of $0.1 million. These activities were offset, in part, by proceeds from stock option exercises of $6 thousand.

For the three months ended March 31, 2024, cash utilized in financing activities of $1.8 million was attributable to principal payments related to the Original Credit Facility of $1.7 million and capital lease payments of $0.1 million.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of March 31, 2025, we had cash and cash equivalents of $26.1 million held by our foreign subsidiaries.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions. We describe our significant accounting policies in Note 2 to our Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of our 2024 Form 10-K, and we discuss our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in Part II, Item 7 of our 2024 Form 10-K. Since the filing of our 2024 Form 10-K, there have been no material changes in our critical accounting policies and estimates from those disclosed therein.

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

Recently Issued Accounting Standards Not Yet Adopted

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended March 31, 2025 and 2024, we generated approximately 52% and 50% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we evaluate the costs and benefits of entering into future hedge transaction for currencies other than the U.S. Dollar.

As of March 31, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $3.6 million in our Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $2.8 million in our Consolidated Statement of Cash Flows.

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

Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of March 31, 2025, we had $72.2 million outstanding debt under the 2024 Credit Facility and $15.0 million of borrowings under the revolving line of credit. As of March 31, 2025, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.9 million in annual interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the 2024 Credit Facility.

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

 In connection with the preparation of this Report, as of March 31, 2025, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, they concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should also refer to the explanation of the qualifications and limitations on forward-looking statements under “Cautionary Note Regarding Forward-Looking Statements” set forth in the introduction to Part I, Item 2 of this Report. All forward-looking statements made by us are qualified by the risk factors described below.

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
•The Oracle software products that are part of our ongoing Rimini I Injunction compliance and that are the subject of the ongoing Rimini II litigation represent a significant portion of our current revenue.
•Our ongoing litigation with Oracle presents challenges for maintaining and growing our business.
•Oracle could pursue additional litigation with us.
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

We and our President, Chief Executive Officer and Chairman of the Board, Seth Ravin, have been involved in litigation with certain subsidiaries of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) since 2010. All matters relating to the initial lawsuit, Oracle USA, Inc. et al. v. Rimini Street, Inc. et al. (United States District Court for the District of Nevada) (the “District Court”), known as “Rimini I” have concluded with the exception of a permanent injunction (discussed below) that remains in effect. Please refer to Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K for the year ended December 31, 2024 for additional information regarding the Rimini I litigation.

Since August 2018, we have been subject to a permanent injunction (the “Rimini I Injunction”) prohibiting us from using certain support processes that had been found in Rimini I to “innocently” infringe certain Oracle copyrights. The Rimini I Injunction does not prohibit our provision of support services for any Oracle product lines, but rather defines the manner in which we can provide support services for certain Oracle product lines.

Previously, we were the subject of contempt proceedings filed by Oracle in July 2020 alleging that we were in violation of the Rimini I Injunction. As of December 2023, all matters relating to the Rimini I Injunction contempt proceedings have been resolved. For additional information regarding the July 2020 Rimini I Injunction contempt proceedings, please refer to Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K for the year ended December 31, 2024.

At this time, we believe that we are substantial compliance with the Rimini I Injunction.

In October 2014, we filed a separate lawsuit, now captioned Oracle Int’l Corp. v. Rimini Street, Inc., in the District Court against Oracle seeking a declaratory judgment that our revised “Process 2.0” support practices, in use since at least July 2014, did not infringe certain Oracle copyrights (“Rimini II”). Our operative complaint in the Rimini II litigation asserted declaratory judgment, tort, and statutory claims, including a request for injunctive relief against Oracle for unfair competition in violation of the California Unfair Competition Law. Oracle asserted counterclaims including copyright infringement claims, violations of the Digital Millennium Copyright Act (“DMCA”) and Lanham Act, breach of contract and business tort violations with respect to PeopleSoft and other Oracle-branded products, including J.D. Edward (“JDE”), Siebel, Oracle Database and Oracle E-Business Suite (“EBS”).

In October 2022, Oracle withdrew all of its monetary damages claims against us and Mr. Ravin in Rimini II and moved to proceed with a bench trial instead of a jury trial for its claims for equitable relief.

The ensuing order entered by the District Court dismissed with prejudice Oracle’s claims in Rimini II “for monetary relief of any kind under any legal theory[,] including but not limited to claims for damages, restitution, unjust enrichment, and engorgement. . . .” In addition, Oracle’s claims for breach of contract, inducing breach of contract, an accounting and monetary relief of any kind were dismissed with prejudice. Prior to the date of the District Court’s order dismissing with prejudice all of Oracle’s claims for monetary relief, no damages of any kind were awarded by the District Court in Rimini II. The parties each reserved the right to seek or object to any attorneys’ fees and/or costs to the extent permissible by law.

The District Court issued its findings of fact and conclusions of law in Rimini II in July 2023, accompanied by a permanent injunction against us (the “Original Rimini II Injunction”), which was vacated in large part by the Ninth Circuit Court of Appeals (the “Ninth Circuit”) on appeal and subsequently vacated in its entirety by the District Court prior to being reissued in modified form in late April 2025, in each case as described further below.

In its July 2023 ruling, the District Court found infringement as to Oracle’s PeopleSoft and Oracle Database products but did not find infringement as to Oracle’s EBS, Siebel and JDE products, further ordering that we were entitled to a declaration of non-infringement for Oracle’s EBS product. The District Court also found in favor of Oracle on its DMCA and Lanham Act claims, enjoining us from publicly making fifteen statements (or statements substantially similar to these statements) identified in the Original Rimini II Injunction that were found by the District Court to be “false and misleading” (such statements, collectively, the “Enjoined Statements”) and prohibiting certain actions in connection with the manner of marketing, selling and providing services to clients of the Oracle products in question, as well as on indirect and vicarious copyright infringement claims against Mr. Ravin. The District Court denied our California Unfair Competition Law claim and other declaratory judgment claims.

In July 2023, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s July 2023 Rimini II judgment and Injunction with the Ninth Circuit. During the course of the appeal (and until it was eventually vacated in its entirety by the District Court prior to being reissued in modified form in late April 2025), the Original Rimini II Injunction was subject to an administrative stay imposed by the District Court (meaning that it was not in effect and could not be enforced).

The Ninth Circuit issued its decision on our appeal on December 16, 2024. In its decision, the Ninth Circuit vacated multiple copyright rulings, reversed in part the District Court’s Lanham Act ruling and vacated the portions of the Original Rimini II Injunction that we had appealed. The Ninth Circuit rejected the test for derivative works adopted by the District Court and, accordingly, the District Court’s associated holdings based on the application of this erroneous standard, remanding this issue to the District Court. The Ninth Circuit also vacated a previous order of the District Court striking the “essential step”

defense provided to us under Section 117(a) of the Copyright Act (the “Section 117(a) Defense”), as well as the District Court’s ruling that certain client environments containing Oracle Database violated the license agreements, also remanding these issues to the District Court. The Court found all but one of twelve statements regarding security to be nonactionable under the Lanham Act and, therefore, reversed the ruling and vacated the injunction as to eleven statements (we chose not to appeal the actionability under the Lanham Act of three of the original fifteen Enjoined Statements). Finally, the Ninth Circuit denied our previously filed motion to stay the Original Rimini II Injunction, finding that our motion was moot based on its decision.

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

On March 5, 2025, the Ninth Circuit issued its mandate, returning jurisdiction over the Rimini II litigation, including the Original Rimini II Injunction, to the District Court, which, in turn, issued an order requiring the parties to meet and confer and file a joint status report with the District Court addressing the effect of the Ninth Circuit’s December 2024 decision on its July 2023 rulings (including the Original Rimini II Injunction), outlining how the District Court should proceed to expeditiously address the remaining Rimini II litigation matters on remand and proposing a schedule to bring the Rimini II litigation to final resolution. The parties filed the joint status report on April 1, 2025, and a hearing on the joint status report was conducted on April 21, 2025, during which the District Court ordered the parties to meet and confer and file by May 5, 2025, a proposed schedule for limited discovery regarding our Section 117(a) Defense and the parties’ briefing regarding liability, affirmative defenses, and injunctive relief.

On April 24, 2025, the District Court entered its order on mandate, identifying the items to be considered by the District Court on remand, as follows: (i) the merits of Oracle’s copyright infringement claim regarding our support practices for Oracle PeopleSoft products using the test for “derivative works” specifically identified by the Ninth Circuit in its December 2024 decision, (ii) the disposition of our resurrected affirmative defense against claims of copyright infringement under Section 117(a) of the Copyright Act (which provides, in part, that “it is not an infringement for the owner of a copy of a computer program to make or authorize the making of another copy or adaptation of that computer program provided [ . . . ] that such a new copy or adaptation is created as an essential step in the utilization of the computer program”) and (iii) the scope and content of any injunctive relief to be awarded to Oracle should it prevail on its copyright infringement claims.

In its order on mandate, the District Court clarified that “the parties agreed at the [April 21, 2025] hearing that all outstanding copyright infringement issues [in the Rimini II litigation] relate [only] to our PeopleSoft support processes” and, consistent with this statement, vacated previous conclusions of law that were either reversed or partially or entirely vacated by the Ninth Circuit. The District Court also (i) vacated its July 2023 judgment (indicating that it will issue a new judgment upon conclusion of the mandate proceedings, (ii) vacated the Original Rimini II injunction in its entirety, issuing a modified permanent injunction (the “Modified Rimini II Injunction”), as described further below, and (iii) affirmed that it would permit us to conduct limited discovery relevant to our Section 117(a) Defense.

The parties must jointly file proposed discovery, briefing and hearing schedules with the District Court no later than May 5, 2025.

Oracle has 90 days from the date the Ninth Circuit denied its petition for rehearing to file a petition for writ of certiorari in the United States Supreme Court. Oracle may or may not choose to pursue an appeal, and we cannot predict whether any such appeal would be successful. Further, no assurance is or can be given that the District Court will rule in a manner that is favorable to us on any issues relating to the Rimini II litigation that are reconsidered on remand.

Finally, no assurance is or can be given that the District Court will not issue another permanent injunction impacting the manner in which we can provide support for Oracle’s PeopleSoft software product lines. Any required changes to how support services are delivered to our PeopleSoft clients could have a material adverse impact on our financial position, results of operations and cash flows. The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 7% of our total revenue for the three months ended March 31, 2025.

We reserve all rights, including appellate rights, with respect to the matters described above.

The Original Rimini II Injunction, if effective substantially as originally ordered by the District Court, would have limited, but not fully prohibited, the support services we could provide our clients using Oracle’s PeopleSoft software product. The Modified Rimini II Injunction contains no such limitations.

Like the Original Rimini II Injunction, the Modified Rimini II Injunction specifies that we shall not remove, alter or omit any Oracle copyright notices or other Oracle copyright management information from any file that contains an Oracle copyright notice.

Further, the Modified Rimini II injunction prohibits us from publicly making four statements (or statements substantially similar to such statements), consisting of the three (out of the original fifteen) Enjoined Statements that were not included in our appeal to the Ninth Circuit and the one Enjoined Statement (out of the twelve Enjoined Statements included in our appeal to the Ninth Circuit) that the Ninth Circuit found was actionable under the Lanham Act. Unlike the Original Rimini II Injunction, however, the Modified Rimini II Injunction does not require us to issue a corrective press release regarding the four statements.

As of the date of this Report, we believe that we are in substantial compliance with the Modified Rimini II Injunction. For additional information regarding the Original Rimini II Injunction, please refer to Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K for the year ended December 31, 2024.

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

In September 2024, we filed a notice of appeal in the District Court, commencing an appeal of the District Court’s award of attorneys’ fees and costs to Oracle. As of the date of this Report, our appeal remains pending. On March 5, 2025, Oracle filed a motion for an indicative ruling in the District Court regarding the award of attorneys’ fees and costs. After being briefed by both us and Oracle on this matter, on April 21, 2025, the District Court denied Oracle’s motion and, shortly thereafter, we notified the Ninth Circuit of the District Court’s ruling.

We filed our opening brief with the Ninth Circuit on March 11, 2025, and Oracle’s answering brief is due on May 12, 2025. Our optional reply brief is due 21 days after Oracle files its answering brief.

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

Oracle may file additional contempt motions against us at any time to attempt to enforce its interpretation of the Rimini I Injunction and/or the Modified Rimini II Injunction or if it has reason to believe we are not in compliance with the express terms of the Rimini I Injunction and/or the Modified Rimini II Injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. In addition, the existence of the Rimini I Injunction, the District Court’s January 2022 order in the July 2020 Rimini I Injunction contempt proceedings, the Modified Rimini II Injunction and/or the current status of the items on remand to the District Court in the Rimini II litigation could dissuade clients from purchasing or continuing to purchase our services. If we are obligated to pay substantial civil assessments arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our 2024 Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot provide assurances that we will have sufficient assets which would allow us to repay such indebtedness in full at such time. As a result, we could be forced into bankruptcy or liquidation.

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

Our business has been and may continue to be materially harmed by this litigation and Oracle’s conduct. As of the date of this Report, we anticipate additional rulings by the District Court with respect to the items to be considered by it on remand from the Ninth Circuit, by the Ninth Circuit with respect to the District Court’s award of attorneys’ fees and costs, and in connection with hearings, motions, decisions, and other matters, as well as other interim developments related to the litigation. If securities analysts or investors regard these rulings as negative, the market price of our Common Stock may continue to decline, which stock price volatility may result in other legal claims against us and potentially create risk of noncompliance with Nasdaq minimum trading price requirements. If current or prospective clients regard these rulings as negative, it could negatively impact our new client sales or renewal sales.

While we plan to continue to vigorously litigate the pending matters in the Rimini II litigation, we are unable to predict the timing or outcome of these matters. No assurance is or can be given that we will prevail on any appeal, claim, or counterclaim.

See the section titled “Legal Proceedings” in Part I, Item 3 and Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to this litigation.

The Oracle software products that are part of our ongoing Rimini I Injunction compliance and that are the subject of the Rimini II litigation represent a significant portion of our current revenue.

The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 7% of our total revenue for the three months ended March 31, 2025. For the three months ended March 31, 2025, approximately 60% of our total revenue was derived from services provided to our clients using Oracle software products. Although we provide support services for additional Oracle product lines that are not the subject of the Rimini I Injunction, as well as for software products provided by companies other than Oracle, our current revenue depends significantly on the product lines that are the subject of these matters. Should the District Court ultimately rule against us on issues reconsidered on remand, imposing a new permanent injunction substantially similar to the Original Rimini II Injunction, or should any additional contempt proceeding on the Rimini I Injunction result in a final order holding us in contempt, implicating processes for which we have not previously modified the way we provide our support services, we could be required to change the way we provide support services to some of our clients, also potentially impacting our wind-down of services for Oracle PeopleSoft products, which could result in the loss of clients and revenue, and may also give rise to claims for compensation from our clients, and require us to incur additional costs in order to comply with any new permanent injunction substantially similar to the Original Rimini II Injunction, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Oracle could pursue additional litigation with us.

We can provide no assurance, regardless of the outcome of our current litigation with Oracle, that Oracle will not pursue additional litigation against us. Such additional litigation could be costly, distract our management team from running our business and reduce client interest and our sales revenue.

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

General worldwide economic conditions continue to experience significant fluctuations, and market volatility and uncertainty remain widespread, with the expectation that inflation and other economic challenges will be exacerbated for an extended period. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. In addition, further disruptions in the U.S. banking sector could impact certain of our clients’ ability to access their existing cash, which could also impair their ability to make timely payments to us, adversely affecting our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments, including the economic disruption caused by the Israel-Hamas conflict, the Russian invasion of Ukraine and recent political and trade turmoil with China and elsewhere have increased levels of political and economic unpredictability globally, and may continue to increase the volatility of global financial markets and global and regional economies.

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

We recorded net income of $3.4 million for the three months ended March 31, 2025, and we had an accumulated deficit of $235.1 million as of March 31, 2025. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

While our revenue has generally grown over the last several years, it declined from $106.7 million for the three months ended March 31, 2024 to $104.2 million for the three months ended March 31, 2025, representing a period over period decrease of 2%. Our revenue for any previous quarterly or annual periods should not be relied upon as an indication of our revenue or revenue growth in the future. Further, efforts focused on future growth may not result in increased revenue. We believe growth of our revenue depends on a number of factors, including our ability to:

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

We may be unable to fully anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently, including increased usage of emerging technologies such as advanced automation or AI, and generally are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our systems or security measures or gain unauthorized access to our clients’ proprietary information and protected data as was the case in a 2021 successful phishing incident where we were a victim, which resulted in some unauthorized sharing of client addresses and outstanding billing information, but did not significantly impact our business or client relationships.

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

Reference is made to Note 8 to our Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K for a discussion of income taxes.

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

On March 31, 2025, our outstanding indebtedness under our 2024 Credit Facility and finance leases totaled $86.2 million. We may incur substantial additional indebtedness in the future. Our 2024 Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our 2024 Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our 2024 Credit Facility. Our 2024 Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Further, we are required under our 2024 Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of March 31, 2025 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our 2024 Credit Facility could result in a default under the 2024 Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the 2024 Credit Facility and the lenders accelerate the amounts outstanding under the 2024 Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our 2024 Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

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

Based on the number of shares of Common Stock outstanding as of March 31, 2025, two of our stockholders have aggregate voting power of approximately 37.8% of our outstanding capital stock. As of March 31, 2025, (i) approximately 25.8% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.0% of our outstanding voting capital stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 39.5% as of March 31, 2025.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the three months ended March 31, 2025, we did not acquire any shares of Common Stock. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

There were no repurchases of our Common Stock during the three months ended March 31, 2025.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

During the quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below.

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

RIMINI STREET, INC.

Date: May 1, 2025	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 1, 2025	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)