Form 10-Q
period 2025-06-30
Rimini Street, Inc.
filed 2025-07-31
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended June 30, 2025

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
Yes ☐ No ☑
The registrant had approximately 92,518,000 shares of its $0.0001 par value common stock outstanding as of July 29, 2025.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$101,284	$88,792
Restricted cash	1,203	430
Accounts receivable, net of allowance of $669 and $653, respectively	101,640	130,784
Deferred contract costs, current	16,493	17,076
Prepaid expenses and other	61,506	19,194
Total current assets	282,126	256,276
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $22,507 and $21,305, respectively	10,872	9,891
Operating lease right-of-use assets	21,282	7,161
Deferred contract costs, noncurrent	20,305	22,084
Deposits and other	5,138	5,068
Deferred income taxes, net	57,774	68,583
Total assets	$397,497	$369,063
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,093	$3,093
Accounts payable	6,085	5,275
Accrued compensation, benefits and commissions	33,273	33,586
Other accrued liabilities	18,687	20,688
Operating lease liabilities, current	4,281	3,967
Deferred revenue, current	241,376	257,983
Total current liabilities	306,795	324,592
Long-term liabilities:
Long-term debt, net of current maturities	75,638	82,187
Deferred revenue, noncurrent	21,569	23,214
Operating lease liabilities, noncurrent	20,558	7,064
Other long-term liabilities	1,972	1,451
Total liabilities	426,532	438,508
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 92,504 and 91,120 shares, respectively	9	9
Additional paid-in capital	183,117	177,533
Accumulated other comprehensive loss	(6,171)	(7,389)
Accumulated deficit	(204,874)	(238,482)
Treasury stock	(1,116)	(1,116)
Total stockholders' deficit	(29,035)	(69,445)
Total liabilities and stockholders' deficit	$397,497	$369,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$104,114	$103,123	$208,318	$209,868
Cost of revenue	41,261	42,180	81,931	85,095
Gross profit	62,853	60,943	126,387	124,773
Operating expenses:
Sales and marketing	38,020	37,377	72,275	76,518
General and administrative	16,845	19,531	34,376	37,933
Reorganization costs	722	3,208	1,184	3,208
Litigation costs and related recoveries:
Litigation settlement	(36,196)	—	(36,196)	—
Professional fees and other costs of litigation	2,264	1,602	4,189	4,527
Litigation costs and related recoveries, net	(33,932)	1,602	(32,007)	4,527
Total operating expenses	21,655	61,718	75,828	122,186
Operating income (loss)	41,198	(775)	50,559	2,587
Non-operating income and (expenses):
Interest expense	(1,629)	(1,483)	(3,304)	(2,824)
Other income (expenses), net	1,232	1,492	1,155	2,457
Income (loss) before income taxes	40,801	(766)	48,410	2,220
Income taxes	(10,543)	(382)	(14,802)	(2,051)
Net income (loss)	30,258	(1,148)	33,608	169
Other comprehensive income
Foreign currency translation gain (loss)	2,230	(573)	2,904	(1,564)
Derivative instrument and other adjustments, net of tax	(703)	(491)	(1,686)	(191)
Comprehensive income (loss)	$31,785	$(2,212)	$34,826	$(1,586)

Net income (loss) per share attributable to common stockholders:
Basic	$0.33	$(0.01)	$0.37	$—
Diluted	$0.32	$(0.01)	$0.36	$—
Weighted average number of shares of Common Stock outstanding:
Basic	92,127	90,495	91,686	90,125
Diluted	94,120	90,495	93,752	90,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock, Shares
Beginning of period	91,351	89,931	91,120	89,595
Exercise of stock options for cash	1	—	3	—
Restricted stock units vested	1,152	767	1,381	1,103
End of period	92,504	90,698	92,504	90,698

Total Stockholders' Deficit, beginning of period	$(63,696)	$(36,312)	$(69,445)	$(39,496)
Common Stock, Amount
Beginning of period	9	9	9	9
Exercise of stock options for cash	—	—	—	—
Restricted stock units vested	—	—	—	—
End of period	9	9	9	9
Additional Paid-in Capital
Beginning of period	180,241	170,546	177,533	167,988
Stock based compensation expense	2,873	2,405	5,575	4,963
Exercise of stock options for cash	3	—	9	—
Restricted stock units vested	—	—	—	—
End of period	183,117	172,951	183,117	172,951
Accumulated Other Comprehensive Loss
Beginning of period	(7,698)	(4,858)	(7,389)	(4,167)
Other comprehensive loss	1,527	(1,064)	1,218	(1,755)
End of period	(6,171)	(5,922)	(6,171)	(5,922)
Accumulated Deficit
Beginning of period	(235,132)	(200,893)	(238,482)	(202,210)
Net income (loss)	30,258	(1,148)	33,608	169
End of period	(204,874)	(202,041)	(204,874)	(202,041)
Treasury Stock	(1,116)	(1,116)	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(29,035)	$(36,119)	$(29,035)	$(36,119)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,608	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,575	4,963
Depreciation and amortization	1,789	1,733
Accretion and amortization of debt discount and issuance costs	326	434
Deferred income taxes	10,628	(2,557)
Amortization and accretion related to operating right of use assets	2,421	2,222
Changes in operating assets and liabilities:
Accounts receivable	31,080	29,910
Prepaid expenses, deposits and other	(42,620)	2,058
Deferred contract costs	2,362	4,186
Accounts payable	675	(1,452)
Accrued compensation, benefits, commissions and other	(6,602)	(7,033)
Deferred revenue	(23,305)	(17,288)
Net cash provided by operating activities	15,937	17,345
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(2,661)	(2,028)
Payment for purchases of short term investments	—	(7,458)
Proceeds from sales and maturities of short term investments	—	17,284
Net cash provided by (used in) investing activities	(2,661)	7,798
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the 2024 Credit Facility	—	2,938
Principal payments on revolving line of credit borrowings	(5,000)	—
Principal payments on term loan borrowings	(1,875)	(1,688)
Principal payments on capital leases	(191)	(176)
Proceeds from exercise of employee stock options	9	—
Net cash provided by (used in) financing activities	(7,057)	1,074
Effect of foreign currency translation changes	7,046	(7,443)
Net change in cash, cash equivalents and restricted cash	13,265	18,774
Cash, cash equivalents and restricted cash at beginning of period	89,222	115,852
Cash, cash equivalents and restricted cash at end of period	$102,487	$134,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,995	$2,378
Cash paid for income taxes	1,900	1,621
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$—	$118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Rimini Street, Inc. (the “Company”) is a global provider of end-to-end enterprise software support, products and services. The Company offers a comprehensive portfolio of unified solutions to run, manage, support, customize, configure, connect, protect, monitor, and optimize clients’ enterprise application, database, and technology software platforms.

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

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2024 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2025, and operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2025.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of June 30, 2025, the Company’s current liabilities exceeded its current assets by $24.7 million, and the Company recorded net income of $30.3 million for the three months ended June 30, 2025. As of June 30, 2025, the Company had available cash, cash equivalents and restricted cash of $102.5 million. As of June 30, 2025, the Company’s current liabilities included $241.4 million of deferred revenue whereby the costs of fulfilling the Company’s commitments to provide services to its clients was approximately 40% of the related deferred revenue for the three months ended June 30, 2025.

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

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $3.1 million. During the three months ended June 30, 2025, the global economy continued to experience interest rate and inflationary pressures, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 8, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including 2024 Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

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

Risks and Uncertainties

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2025 and December 31, 2024, the Company had cash, cash equivalents and restricted cash with a single financial institution for an aggregate of $50.2 million and $32.0 million, respectively. In addition, as of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents with three other single financial institutions of $27.8 million and $44.9 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had restricted cash of $1.2 million and $0.4 million, respectively. The Company has never experienced any losses related to these balances.

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

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred contract costs, current and noncurrent, as of the beginning of period	$37,130	$38,984	$39,160	$41,493
Capitalized commissions during the period	4,331	3,235	7,024	5,739
Amortized deferred contract costs during the period	(4,663)	(4,912)	(9,386)	(9,925)
Deferred contract costs, current and noncurrent, as of the end of period	$36,798	$37,307	$36,798	$37,307

Deferred revenue activity consisted of the following (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred revenue, current and noncurrent, as of the beginning of period	$256,423	$254,306	$281,197	$286,974
Billings, net	110,636	111,610	190,066	185,687
Revenue recognized	(104,114)	(103,123)	(208,318)	(209,868)
Deferred revenue, current and noncurrent, as of the end of period	$262,945	$262,793	$262,945	$262,793

The Company typically invoices its customers at the start of the support period, in annual and multi-year installments. When revenue recognized on a contract exceeds billings, the Company records a contract asset. As of June 30, 2025 and December 31, 2024, contract assets amounted to $0.5 million and $1.3 million, respectively, and are included in prepaid expenses and other on the condensed consolidated balance sheets. Deferred revenue is a contract liability that consists of billings issued that are non-cancellable in advance of revenue recognition. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period.

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of June 30, 2025, remaining performance obligations amounted to $589.8 million, of which $262.9 million was billed and recorded as deferred revenue.

The Company expects to recognize revenue on approximately $241.4 million of deferred revenue over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Litigation settlement receivable	$37,867	$—
Prepaid expenses and deposits	17,250	11,942
Foreign tax refunds receivable	3,163	2,846
Other	3,226	4,406
Total prepaid expenses and other current assets	$61,506	$19,194

Other Accrued Liabilities, including Accrued Reorganization Costs

Other accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued sales and other taxes	$6,607	$8,137
Accrued professional fees	3,768	3,857
Accrued reorganization costs	717	1,052
Current maturities of capital lease obligations	131	322
Income taxes payable	1,396	1,771
Accrued litigation costs	545	201
Other accrued expenses	5,523	5,348
Total other accrued liabilities	$18,687	$20,688

During the second quarter of 2024, the Company began a process to optimize its cost structure, which is ongoing as of the date of this Report. Accrued reorganization activity, consisting primarily of severance costs, was as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accrued reorganization costs, as of the beginning of period	$259	$—	$1,052	$—
Charges	722	3,208	1,184	3,208
Cash payments	(266)	(272)	(1,521)	(272)
Foreign currency impact	2	(1)	2	(1)
Accrued reorganization costs, as of the end of period	$717	$2,935	$717	$2,935

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Term Loan	$68,731	$70,280
Revolving line of credit	10,000	15,000
Less current maturities	(3,093)	(3,093)
Long-term debt, net of current maturities	$75,638	$82,187

On April 30, 2024, the Company refinanced its Original Credit Facility, which had an outstanding principal balance of $70.9 million, with the 2024 Credit Facility, a new five-year senior secured credit facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit.

Cash proceeds and payment activity relating to the 2024 Credit Facility consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds from issuance of 2024 Credit Facility’s term loan	$—	$2,938	$—	$2,938
Principal payments on revolving line of credit	(5,000)	—	(5,000)	—
Principal payments on term loan	(937)	—	(1,875)	(1,688)
Net cash activity relating to debt	$(5,937)	$2,938	$(6,875)	$1,250

There was no principal payment under the 2024 Credit Facility term loan during the three months ended June 30, 2024 as none was required under its terms. On July 15, 2025, the Company paid down the remaining $10.0 million principal on the revolving line of credit’s outstanding balance.

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

The refinancing was accounted for as a debt modification under ASC 470-50 as the terms of the 2024 Credit Facility were not substantially different than the terms of the Original Credit Facility. Under debt modification accounting, third-party costs are expensed as incurred. During the year ended December 31, 2024, the Company expensed $0.2 million in third-party transaction costs in connection with the modification. Fees paid to the creditor of $1.1 million were included with the remaining

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

unamortized discount from the Original Credit Facility and are being amortized as an adjustment to interest expense over the remaining term of the 2024 Credit Facility.

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

The fair value of the term loan under the 2024 Credit Facility was $71.9 million (Level 2 inputs) as of June 30, 2025 compared to the carrying value of $68.7 million as of June 30, 2025. The fair value of the 2024 Credit Facility was $73.9 million (Level 2 inputs) as of December 31, 2024 compared to the carrying value of $70.3 million as of December 31, 2024.

For the three months ended June 30, 2025 and 2024, the effective interest rate under the Credit Facilities was 8.1% and 9.0%, respectively. For the six months ended June 30, 2025 and 2024, the effective interest rate under the Credit Facilities was 8.0% and 8.8%, respectively.

In October 2024, the Company borrowed $15.0 million under the revolving line of credit. For the three months ended June 30, 2025, the Company reduced the amount borrowed under the revolving line of credit by $5.0 million, resulting in a net principal balance outstanding of $10.0 million as of June 30, 2025. The Company has $25.0 million in net available borrowings under the revolving line of credit as of June 30, 2025. As noted above, the Company paid down the remaining $10.0 million owed on the revolving line of credit, resulting in $35.0 million of borrowing capacity on July 15, 2025.

For the three and six months ended June 30, 2025, the average interest rate under the revolving line of credit under the 2024 Credit Facility was 7.1% and 7.1%, respectively.

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

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Credit Facilities:
Interest expense under term loan	$1,226	$1,264	$2,458	$2,345
Accretion expense related to discount and issuance costs	164	191	326	434
Interest expense under revolving line of credit	216	—	478	—
Interest on finance leases and other	23	28	42	45
	$1,629	$1,483	$3,304	$2,824

For the three months ended June 30, 2025 and 2024, interest expense included a reduction related to interest rate swap payments received of $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2025 and 2024, interest expense included a reduction related to interest rate swap payments received of $0.1 million and $0.4 million, respectively.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Repurchased

During the three and six months ended June 30, 2025 and 2024, the Company did not acquire any shares of its Common Stock on the open market.

Stock Plan

The Company’s stock plan consists of the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). On February 26, 2025, pursuant to the “evergreen” provisions of the 2013 Plan, the Board of Directors authorized an increase of approximately 3.6 million shares available for grant under the 2013 Plan.

On March 4, 2025, the Company’s Board of Directors approved the Company’s 2025 Long-Term Incentive Plan (the “2025 LTI Plan”), consisting of awards of performance units (“PSUs”), restricted stock units (“RSUs”) and stock options to purchase shares of the Company’s Common Stock under the terms of the Company’s 2013 Plan, as amended, effective March 4, 2025.

On May 3, 2024, the Company’s Board of Directors approved the Company’s 2024 Long-Term Incentive Plan (the “2024 LTI Plan”), consisting of awards of PSUs, RSUs and stock options to purchase shares of the Company’s Common Stock under the terms of the Company’s 2013 Plan, as amended, effective May 6, 2024.

For additional information about the 2013 Plan, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K. The information presented below provides an update for activity under the 2013 Plan for the three and six months ended June 30, 2025.

Performance Units

Under the 2025 LTI Plan, the Company granted PSUs which will be measured over a performance period beginning on January 1, 2025 and ending on December 31, 2025 (the “Performance Period”), but will remain subject to a continued service-based vesting requirement. Half of the PSUs awarded are eligible to vest based on the Company’s achievement against a target adjusted EBITDA goal for fiscal year 2025, and the remaining half of the PSUs awarded will be eligible to vest based on the Company’s achievement against a target total revenue goal for fiscal year 2025. The ultimate number of PSUs that may vest (as calculated, the “Earned PSUs”) range from zero to 200% of the granted PSUs. On March 4, 2025, the Company granted 0.6 million PSUs at a grant price of $3.48.

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

The Company recognized compensation expense related to PSUs of $0.4 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized compensation expense related to PSUs of $0.8 million and $0.8 million, respectively. As of June 30, 2025, the unrecognized expense of $1.9 million net of forfeitures is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 2 years.

Restricted Stock Units

For the six months ended June 30, 2025, the Company granted RSUs under the 2013 Plan to employees and to non-employee members of the Company’s Board of Directors for an aggregate of approximately 1.1 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $3.41 per share, the aggregate fair value for the shares underlying the RSUs amounted to $3.7 million as of the grant date that will be recognized as compensation cost over the vesting period.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2025 and 2024, the Company recognized compensation expense related to RSUs of approximately $1.5 million and $1.4 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized compensation expense related to RSUs of approximately $2.9 million and $2.6 million, respectively. As of June 30, 2025, the unrecognized expense of $9.8 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 2.2 years.

Stock Options

For the six months ended June 30, 2025, the Company granted stock options for the purchase of an aggregate of approximately 0.9 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the 2013 Plan for the six months ended June 30, 2025 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2024	9,563	$4.68	6.9
Granted	867	3.44
Exercised	(3)	2.63
Forfeited	(92)	3.14
Expired	(671)	5.62
Outstanding, June 30, 2025 (3)(4)	9,664	4.52	7.1
Vested, June 30, 2025 (3)	5,046	5.91	5.2

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire in years.
(3)As of June 30, 2025, the aggregate intrinsic value of all stock options outstanding was $4.2 million. As of June 30, 2025, there was an aggregate intrinsic value of $0.4 million related to the vested stock options.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.6 million shares as of June 30, 2025.

The aggregate fair value of approximately 0.9 million stock options granted for the six months ended June 30, 2025 amounted to $1.9 million, or $2.16 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the six months ended June 30, 2025, the fair value of each stock option grant under the 2013 Plan was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	66%
Dividend yield	0%
Risk-free interest rate	4.1%
Fair value per share of Common Stock on date of grant	$3.44

As of June 30, 2025 and December 31, 2024, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $6.0 million and $5.7 million, respectively. As of June 30, 2025, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.2 years.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares Available for Grant

The following table presents activity affecting the total number of shares available for grant under the 2013 Plan for the six months ended June 30, 2025 (in thousands):

Available, December 31, 2024	5,379
Newly authorized by Board of Directors	3,645
Stock options granted	(867)
RSUs and PSUs granted	(1,671)
Expired options	671
Forfeited options	92
Forfeited RSUs and PSUs	665
Available, June 30, 2025	7,914

Stock-Based Compensation Expense

Stock-based compensation expense attributable to PSUs, RSUs and stock options is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$490	$460	$1,014	$975
Sales and marketing	1,028	576	1,954	980
General and administrative	1,355	1,369	2,607	3,008
Total	$2,873	$2,405	$5,575	$4,963

Warrants

As of June 30, 2025, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. For additional information about these warrants, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

NOTE 7 — INCOME TAXES

For the three months ended June 30, 2025 and 2024, the Company’s effective tax rate was 25.8% and (49.9)%, respectively. For the six months ended June 30, 2025 and 2024, the Company’s effective tax rate was 30.6% and 92.4%, respectively. The Company’s income tax expense was attributable to the income before income taxes and foreign withholding taxes. The Company did not have any changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which included several modifications to U.S. tax laws. The Company is currently evaluating the provisions of the new legislation.

For additional information about income taxes, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company’s purchase commitments as of June 30, 2025 are primarily related to agreements to purchase services in the ordinary course of business. As of June 30, 2025, the total minimum purchase obligations totaled $10.9 million. There have been no other material changes outside the normal course of business to the Company’s non-cancellable purchases

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commitments. For additional information, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended June 30, 2025 and 2024, the Company’s matching contributions to these plans totaled $0.8 million and $1.0 million, respectively. For the six months ended June 30, 2025 and 2024, the Company’s matching contributions to these plans totaled $1.6 million and $1.9 million, respectively.

Litigation with Oracle; July 2025 Rimini II Settlement Agreement and Subsequent Stay of Rimini II Litigation

Oracle Litigation Background

Over the past fifteen years, the Company and certain affiliates of Oracle Corporation (together with its subsidiaries individually and collectively “Oracle”) have been parties in two different U.S. Federal court cases, referred to as “Rimini I” and “Rimini II.” The Company’s litigation with Oracle has been primarily related to the manner in which it provided certain support services to a subset of its clients that are licensees to Oracle’s enterprise software, certain Company actions involving Oracle copyright notices, and certain Company public statements. In January 2018, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) held that the Company offered third-party support in lawful competition with Oracle’s direct maintenance services.

Rimini I

In January 2010, Oracle commenced litigation against the Company in the District Court for the District of Nevada (the “District Court”), Oracle USA, Inc. v. Rimini, No. 2:10-cv-00106 (D. Nev.) (“Rimini I”). The litigation has run its course through trial and appeals, and there are no current litigation activities. A permanent injunction was entered by the District Court in 2018 (“Rimini I Injunction”) and remains in effect, defining the manner in which the Company can provide support services for certain Oracle product lines (but not prohibiting Company support of any Oracle products).

Rimini II

In October 2014, the Company commenced litigation against Oracle in Rimini II, and Oracle brought counterclaims against the Company and its President, Chief Executive Officer and Chairman of the Board, Mr. Seth Ravin. Following trial in 2022 and a merits appeal to and ruling by the Ninth Circuit, the Rimini II matter was remanded to the District Court to resolve Oracle’s claims related solely to the manner in which the Company provided certain support services to a subset of the Company’s Oracle PeopleSoft clients and – in light of the judgment reversals made in favor of the Company by the Ninth Circuit, which included vacating the underlying copyright infringement judgment – resolve the disposition of approximately $58.7 million in attorneys’ fees and costs, including post-judgment interest of approximately $0.2 million, paid by the Company to Oracle in late 2024.

On April 24, 2025, the District Court issued a permanent injunction (the “Rimini II Injunction”) requiring the Company to comply with the Digital Millennium Copyright Act and to refrain from making four statements – none of which are part of the Company’s current marketing.

Oracle PeopleSoft Services Wind Down

In July 2024, the Company announced during its fiscal second quarter earnings call that it had unilaterally decided to wind down its offering of support and services for Oracle PeopleSoft software, and the Company repeated this announcement during subsequent earnings calls held in October 2024 and May 2025. At the time of the Company’s announcement on July 31, 2024, the annual revenue associated with the Company’s provision of services for Oracle’s PeopleSoft products was approximately $30 million.

The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 6% of the Company’s total revenue for each of the three and six months ended June 30, 2025, respectively.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Rimini II Settlement Agreement

On July 7, 2025 (the “Effective Date”), the Company and Mr. Ravin entered into a confidential settlement agreement (the “Settlement Agreement”) with Oracle (all signatories, collectively, the “Parties”). If all Parties complete their agreed upon responsibilities, the Settlement Agreement will allow for the final resolution and ultimate dismissal of Case Number 2:14-cv-01699-MMD-DJA (“Rimini II”). The Parties entered into the Settlement Agreement to provide a full, final, complete and global settlement of the subject matter of the Rimini II case.

On July 9, 2025, in accordance with the terms of the Settlement Agreement, the Company received from Oracle approximately $37.9 million of the approximately $58.7 million in attorneys’ fees and costs the Company paid to Oracle in late 2024, which the Company agreed would satisfy all Oracle repayment obligations implemented by the District Court’s Order on Fees on Remand dated June 2, 2025 and a related order dated June 23, 2025, which required Oracle to reconvey the money it received from the Company within fifteen days of the date of the June 23, 2025 order.

As of July 18, 2025, the Rimini II litigation has been stayed by the District Court.

In addition to the above, the Settlement Agreement provides, in part:

•No Parties admit any liability or wrongdoing.

•If, among other obligations, the Company (a) completes its previously announced wind down of its provision of support and services for Oracle’s PeopleSoft software (the “Wind Down”) no later than July 31, 2028 (the “Wind Down Period”), (b) notifies all existing customers for which it supplies such support and services of the Wind Down, (c) provides required quarterly Wind Down progress reports to Oracle with certain agreed-upon information and (d) signs a declaration, under penalty of perjury, affirming that the Wind Down is complete and issues a public statement as to the same, which statement can be in the form of a filing made with the United States Securities and Exchange Commission (the “SEC”), then, within 14 days after the Company certifies to Oracle that the Wind Down has been completed, the Parties will jointly file a stipulation with the District Court to dismiss the Rimini II litigation with prejudice.

•During the Wind Down Period, the Parties covenant and agree not to make, initiate, join, take action in connection with, or assert any claim, action, litigation or proceeding of any kind, known or unknown, anywhere in the world against each other during the Wind Down Period based on any claim for conduct at issue in the Rimini I or Rimini II cases that accrued either (i) before the end of the Wind Down Period, if related to PeopleSoft products, or (ii) before the Settlement Agreement Effective Date, if related to any other Oracle product or service (such agreement and covenant, the “Litigation Standstill”), including any new lawsuits, contempt proceedings, actions to enforce the Rimini I Injunction or the Rimini II Injunction, or for discovery. In the event of a breach by any Party that remains uncured after the cure period and leads to the termination of the Settlement Agreement, Oracle may ask the District Court to lift the Litigation Standstill.

•The Rimini I Injunction and the Rimini II Injunction shall remain in effect, and the District Court will retain jurisdiction to enforce them.

The Settlement Agreement also contains customary representations, warranties and covenants. The above descriptions of the litigation with Oracle and the Settlement Agreement do not purport to be complete. Please refer to the Company’s Current Report on Form 8-K filed on July 9, 2025 and the redacted copy of the Settlement Agreement filed as Exhibit 10.1 to this Report for additional information.

The Company reserves all rights, including appellate rights, with respect to the matters described above. For a description of potential risks relating to the Settlement Agreement, please refer to Part II, Item 1A of this Report (Risk Factors).

As a result of the two June 2025 District Court orders described above, the Company deemed the loss recovery to be both probable and estimable as of June 30, 2025. As such, the Company recorded a litigation settlement receivable of approximately $37.9 million which is included in prepaid expenses and other on the unaudited condensed consolidated balance sheets as of June 30, 2025. For the three and six months ended June 30, 2025, the Company recognized the loss recovery as litigation settlement income of approximately $36.2 million and interest income of approximately $1.7 million.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Please refer to Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Form 10-K for the year ended December 31, 2024, and Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 1, 2025, for additional information and disclosures regarding the Company’s litigation with Oracle.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages are approximately $8.4 million and $7.2 million as of June 30, 2025 and December 31, 2024, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of June 30, 2025, ASP owned approximately 25.5% of the Company’s issued and outstanding shares of Common Stock.

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

For the three and six months ended June 30, 2025 and 2024, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income attributable to common stockholders (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income attributable to common stockholders:
Net income	$30,258	$(1,148)	$33,608	$169

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average number of shares of Common Stock outstanding:
Basic	92,127	90,495	91,686	90,125
Stock options	28	—	18	—
PSUs	357	—	452	263
RSUs	1,608	—	1,596	434
Diluted	94,120	90,495	93,752	90,822
Net income per share attributable to common stockholders:
Basic	$0.33	$(0.01)	$0.37	$—
Diluted	$0.32	$(0.01)	$0.36	$—

The following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs and PSUs	111	2,888	469	446
Stock options	9,066	7,441	9,215	7,471
Warrants	3,440	3,440	3,440	3,440
Total	12,617	13,769	13,124	11,357

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

Investments

All of the Company’s investments as of June 30, 2025 are classified as cash equivalents. During the six months ended June 30, 2024, the Company transferred its investments in U.S. Federal agency bonds and U.S. treasury notes into other highly liquid interest-earning investments with maturities of less than three months. The fair values of these investments approximate their carrying values and are considered Level 1 assets.

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Debt investments are classified as available-for-sale

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and gains and losses are recorded using the specific identification method. Changes in fair value are recorded in the operating statement. Fair value is calculated based on publicly available market information.

Derivatives

The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes. As discussed in Note 5, the interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of June 30, 2025.

To estimate fair value for the Company's interest rate swap agreement as of June 30, 2025, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be a liability of $0.5 million as of June 30, 2025.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification	June 30, 2025	December 31, 2024
Interest rate swap	Deposits and other	$—	$436
	Other long-term liabilities	497	—
	Accumulated other comprehensive income (loss)	(448)	370

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative Instrument	Income Statement Classification	2025	2024	2025	2024
Interest rate swap	Interest expense (benefit)	$(62)	$(194)	$(124)	$(435)

NOTE 12 - LEASES

The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon a specified notice period with a penalty. The Company’s leases have various remaining lease terms ranging from approximately four months to approximately ten years.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense related to ROU assets and liabilities	$1,230	$1,109	$2,421	$2,222
Other lease expense	296	181	485	293
Total lease expense	$1,526	$1,290	$2,906	$2,515

Other information related to leases was as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Balance Sheet Information	June 30, 2025	December 31, 2024
Operating lease right-of-use assets, noncurrent	$21,282	$7,161

	June 30, 2025	December 31, 2024
Operating lease liabilities, current	$4,281	$3,967
Operating lease liabilities, noncurrent	20,558	7,064
Total operating lease liabilities	$24,839	$11,031

The Company entered into a new operating lease effective June 1, 2025 in India. The lease expires in 2035 and resulted in an increase of $15.0 million to operating lease ROU assets and $15.1 million to operating lease liabilities as of June 30, 2025.

Weighted Average Remaining Lease Term	Years
Operating leases	7.2
Weighted Average Discount Rate
Operating leases	7.9%

Maturities of operating lease liabilities as of June 30, 2025 were as follows (in thousands):

Year Ending June 30,
2026	$2,979
2027	6,095
2028	3,717
2029	3,551
2030	3,079
Thereafter	13,851
Total future undiscounted lease payments	33,272
Less imputed interest	(8,433)
Total	$24,839

As of June 30, 2025, the Company has one additional operating lease with a net present value of $0.7 million that will commence in July 2025.

For the three months ended June 30, 2025 and 2024, the Company paid $1.5 million and $1.4 million, respectively, for operating lease liabilities. For the six months ended June 30, 2025 and 2024, the Company paid $3.0 million and $2.8 million, respectively, for operating lease liabilities.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$104,114	$103,123	$208,318	$209,868
Less:
Cost of revenue, adjusted
Employee compensation and benefits (a)	25,084	26,957	50,125	54,227
Engineering consulting costs	6,609	6,067	12,754	12,529
Administrative allocations	4,273	4,192	8,535	8,231
All other costs (b)	4,667	4,405	9,225	8,935
Total cost of revenue, adjusted	40,633	41,621	80,639	83,922
Sales and marketing, adjusted (c)	36,992	36,801	70,321	75,538
General and administrative, adjusted (c)	14,770	17,401	30,258	33,390
Stock-based compensation expense	2,873	2,405	5,575	4,963
Depreciation and amortization expense	858	860	1,789	1,733
Reorganization costs	722	3,208	1,184	3,208
Litigation costs and related recoveries, net	(33,932)	1,602	(32,007)	4,527
Interest expense	1,629	1,483	3,304	2,824
Other (income) expenses, net	(1,232)	(1,492)	(1,155)	(2,457)
Income taxes	10,543	382	14,802	2,051
Segment net income (loss)	30,258	(1,148)	33,608	169

Reconciliation of profit
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$30,258	$(1,148)	$33,608	$169

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

Geographic Information

The Company attributes revenues to geographic regions based on the location of its clients. The following table shows revenues by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States of America	$49,163	$51,454	$99,258	$105,262
International	54,951	51,669	109,060	104,606
Total	$104,114	$103,123	$208,318	$209,868

For the three months ended June 30, 2025 and 2024, Japan represented 11.7% and 9.7% of total revenue, respectively. For the six months ended June 30, 2025 and 2024, Japan represented 11.0% and 9.6% of total revenue, respectively.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No clients represented more than 10% of revenue for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, no clients accounted for more than 10% of total net accounts receivable.

The Company tracks its assets by physical location. The following shows the net carrying value of the Company’s property and equipment by geographic region (in thousands):

	June 30, 2025	December 31, 2024
United States of America	$6,364	$7,007
Brazil	2,425	754
India	1,005	1,432
Rest of World	1,078	698
Total property and equipment, net	$10,872	$9,891

The operating lease ROU assets by geographic region were as follows (in thousands):

	June 30, 2025	December 31, 2024
India	$15,749	$1,390
United States of America	3,502	4,112
Brazil	1,068	1,193
Korea	702	171
Rest of World	261	295
Total operating lease right-of-use assets	$21,282	$7,161

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “continue,” “could,” “currently,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “goal,” “potential,” “predict,” “project,” “seem,” “seek,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•the evolution of the enterprise software management and support landscape facing our clients;
•the settlement agreement dated July 7, 2025 (the “Settlement Agreement”), among us, our President, Chief Executive Officer and Chairman of the Board, Mr. Seth Ravin, and Oracle Corporation (and certain affiliates) relating to the Rimini II litigation and the wind down of support services for Oracle PeopleSoft software products (the “Wind Down”);
•our ability to successfully complete the Wind Down by July 31, 2028 and our expectations as to future period revenue loss and costs incurred related to the Wind Down;
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
•our business plan and ability to effectively manage our growth and associated investments;
•the impact of any macro-economic trends, including inflation, rising interest rates and changes in foreign exchange rates;
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
•cost of revenue, including changes in costs associated with production and client support, and the results of any efforts to manage costs to align with current revenue expectations and expansion of our offerings;
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
•our ability to prevent unauthorized access to our information technology systems and other cybersecurity threats, protect the confidential information of our employees and clients and comply with privacy and data protection regulations, as well as any deficiencies associated with generative artificial intelligence (AI) technologies potentially used by us or by our third-party vendors and service providers;
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

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. We also believe organizations are increasingly creating more complex IT environments that are a mixture of multiple technologies, business models and vendors, including perpetual license and subscription license software solutions, deployed across the client’s system and cloud computing providers (hybrid IT environments), and consisting of proprietary and non-proprietary open-source software, all from a multitude of different technology vendors. The costs associated with running and supporting these systems; failure and downtime; security exposure; integrating and monitoring; and maintaining the tax, legal and regulatory compliance of these software systems, have increased in both actual spend and as a percentage of the full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business. The majority of our revenue through June 30, 2025, was generated from our support solutions.

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

As of June 30, 2025, we employed over 2,010 professionals and supported approximately 3,060 active clients globally, including 70 Fortune 500 companies and 19 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

Our subscription-based revenue provides a foundation for, and visibility into, future period results. For the three months ended June 30, 2025 and 2024, we generated revenue of $104.1 million and $103.1 million, respectively, representing an increase of 1%. During the three months ended June 30, 2025, we recorded net income of $30.3 million, and as of June 30, 2025, we had an accumulated deficit of $204.9 million. Approximately 47% and 50% of our revenue was generated in the United States for the three months ended June 30, 2025 and 2024, respectively. Approximately 53% and 50% of our revenue was generated in foreign jurisdictions for the three months ended June 30, 2025 and 2024, respectively.

In 2024, we announced that we would Wind Down services for Oracle PeopleSoft products and began the Wind Down project. The Wind Down includes our Rimini Support™, Rimini Manage™ and Rimini Consult™ services for Oracle PeopleSoft products.

On July 7, 2025, we and Mr. Ravin entered into a Settlement Agreement with Oracle Corporation relating to the Rimini II litigation. Under the terms of this agreement, we are required to complete the Wind Down no later than July 31, 2028 (the “Wind Down Period”). The Wind Down includes our Rimini Support, Rimini Manage and Rimini Consult services for Oracle PeopleSoft products. As we provide services for Oracle PeopleSoft products to clients globally, the Wind Down process is expected to take place over the Wind Down Period, but both the pace of revenue reduction and the final date that the Company will receive revenue from the discontinued services is unknown as of the date of this Report. We expect significant reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period. Revenue related to providing services for Oracle PeopleSoft products accounted for approximately 6% of revenue for the six months ended June 30, 2025 and approximately 8% of revenue for the six months ended June 30, 2024.

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

Uncertainty regarding changes continuing to be made in laws and regulations by the current U.S. administration, along with uncertainty about U.S. trade policies, particularly when pertaining to treaties, tariffs and other limitations on international trade, are causing economic and geopolitical uncertainty. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients in non-sanctioned countries globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of the economic disruptions described above had a significant net impact on our revenue or results of operations during the three and six months ended June 30, 2025.

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

Recent Developments

Reference is made to Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of recent developments regarding our litigation with Oracle, including the July 7, 2025, Settlement Agreement referenced above.

Key Business Metrics

Number of clients

Since the founding of our Company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of June 30, 2025 and 2024, we had approximately 3,060 and 3,007 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of June 30, 2025 and 2024, we had approximately 1,553 and 1,532 unique clients, respectively.

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

Our annualized recurring revenue was $394 million and $399 million as of June 30, 2025 and 2024, respectively. The decline reflects the recent reduction in client retention, not fully offset by new client engagements.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 90% and 88% for the 12 months ended June 30, 2025 and 2024, respectively. The improvement in our revenue retention rate for the 12 months ended June 30, 2025 was due to attrition during the preceding trailing twelve months, as certain clients did not renew specific subscriptions due to a variety of reasons; however, in some cases these clients maintained or added subscriptions for other products and services.

Gross profit margin

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 60.4% and 59.1% for the three months ended June 30, 2025 and 2024, respectively. Our gross profit margin improved for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to better management of costs in our non-core products and services.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

Our consolidated statements of operations for the three months ended June 30, 2025 and 2024, are presented below (in thousands):

	Three Months Ended June 30,		Variance
	2025	2024	Amount	Percent
Revenue	$104,114	$103,123	$991	1.0%
Cost of revenue:
Employee compensation and benefits	25,574	27,417	(1,843)	(6.7)%
Engineering consulting costs	6,609	6,067	542	8.9%
Administrative allocations (1)	4,273	4,192	81	1.9%
All other costs	4,805	4,504	301	6.7%
Total cost of revenue	41,261	42,180	(919)	(2.2)%
Gross profit	62,853	60,943	1,910	3.1%
Gross profit margin	60.4%	59.1%
Operating expenses:
Sales and marketing	38,020	37,377	643	1.7%
General and administrative	16,845	19,531	(2,686)	(13.8)%
Reorganization costs	722	3,208	(2,486)	(77.5)%
Litigation costs and related recoveries, net	(33,932)	1,602	(35,534)	(2,218.1)%
Total operating expenses	21,655	61,718	(40,063)	(64.9)%
Operating income	41,198	(775)	41,973	(5,415.9)%
Non-operating income and (expenses):
Interest expense	(1,629)	(1,483)	(146)	9.8%
Other income (expenses), net	1,232	1,492	(260)	(17.4)%
Income before income taxes	40,801	(766)	41,567	(5,426.5)%
Income taxes	(10,543)	(382)	(10,161)	2,659.9%
Net income	$30,258	$(1,148)	$31,406	(2,735.7)%

-
(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue grew from $103.1 million for the three months ended June 30, 2024 to $104.1 million for the three months ended June 30, 2025, an increase of $1.0 million or 1%. The increase in revenue was driven by a 2% increase in the average number of unique clients, from 1,534 for the three months ended June 30, 2024 to 1,564 for the three months ended June 30, 2025. On a geographic basis, United States revenue declined from $51.5 million for the three months ended June 30, 2024 to $49.2 million for the three months ended June 30, 2025, a decrease of $2.3 million or 4%. Our international revenue grew from $51.7 million for the three months ended June 30, 2024 to $55.0 million for the three months ended June 30, 2025, an increase of $3.3 million or 6%.

We are required to complete the Wind Down of support and services for Oracle PeopleSoft products no later than July 31, 2028. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 6% and 8% of the Company’s total revenue for the three months ended June 30, 2025 and 2024, respectively.

    Cost of revenue. Cost of revenue decreased from $42.2 million for the three months ended June 30, 2024 to $41.3 million for the three months ended June 30, 2025, a decrease of $0.9 million or 2%. The key drivers related to the cost of revenue decrease were a decline in employee compensation and benefits of $1.8 million, offset in part by a $0.5 million increase in engineering consulting costs, a $0.1 million increase in administrative allocations and a $0.3 million increase in all other costs.

Gross profit. Gross profit increased from $60.9 million for the three months ended June 30, 2024 to $62.9 million for the three months ended June 30, 2025, an increase of $1.9 million or 3%. Gross profit margin for the three months ended June 30, 2024 was 59.1% compared to 60.4% for the three months ended June 30, 2025. For the three months ended June 30, 2025, the total cost of revenue decreased by 2% compared to an increase in revenue of 1% for the three months ended June 30, 2025. As a result, our gross profit margin improved by 130 basis points period over period. We do not expect the Wind Down of PeopleSoft to unfavorably impact our gross margins going forward. We will continue to monitor and manage our overall gross margin as we enter and invest in a broader mix of products and services.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 37% and 36% for the three months ended June 30, 2025 and 2024, respectively. In dollar terms, sales and marketing expenses increased from $37.4 million for the three months ended June 30, 2024 to $38.0 million for the three months ended June 30, 2025, an increase of $0.6 million or 2%. This increase was primarily due a $0.4 million increase in employee compensation and benefits, a $0.4 million increase related to travel expenses and a $0.7 million increase in other costs. These increases were primarily offset by a $0.7 million decrease in marketing and advertising expenses. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

    General and administrative expenses. General and administrative expenses decreased from $19.5 million for the three months ended June 30, 2024 to $16.8 million for the three months ended June 30, 2025, a decrease of $2.7 million or 14%. This decrease was comprised of several items, which included a decrease in employee compensation and benefits of $0.9 million, a decrease in professional fees of $0.8 million, a decrease in bad debt expense of $0.5 million, an increase in administrative allocations of $0.3 million and a decrease of contract labor of $0.3 million. These favorable variances were offset by an increase in rent and facility costs of $0.3 million.

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

    Reorganization costs. During the year ended December 31, 2024, we began a process to optimize our cost structure through a headcount reduction. We recognized reorganization costs of $0.7 million for the three months ended June 30, 2025 compared to $3.2 million for the three months ended June 30, 2024. The costs were primarily related to severance costs associated with our reorganization plan. We are likely to incur additional reorganization costs during the third quarter of 2025 as we continue to optimize our cost structure in areas where opportunities to streamline our operations exist.

    Litigation costs and related recoveries, net. Litigation costs and related recoveries, net consist of the following (in thousands):

	Three Months Ended June 30,
	2025	2024	Variance
Litigation settlement	$(36,196)	$—	$(36,196)
Professional fees and other costs of litigation	2,264	1,602	662
Litigation costs and related recoveries, net	$(33,932)	$1,602	$(35,534)

On July 9, 2025, in accordance with the terms of the Settlement Agreement, we received from Oracle approximately $37.9 million of the $58.7 million in attorneys’ fees and costs that we previously paid to Oracle in late 2024. As a result, we recognized the loss recovery as litigation settlement income of $36.2 million and interest income of $1.7 million for the three months ended June 30, 2025.

Professional fees and other costs associated with litigation increased from $1.6 million for the three months ended June 30, 2024 to $2.3 million for the three months ended June 30, 2025, an increase of $0.7 million. This increase was primarily due to the timing of when litigation costs relating to the Rimini II litigation were incurred. We expect to incur additional professional fees and other costs associated with litigation in future quarters relating to filings and other actions contemplated by the Settlement Agreement as well as throughout the Wind Down Period. Please refer to Note 8 to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, for additional information regarding our litigation with Oracle.

    Interest expense. Interest expense increased from $1.5 million for the three months ended June 30, 2024 to $1.6 million for the three months ended June 30, 2025. Interest expense increased primarily due to initially borrowing $15.0 million in October 2024 under the revolving line of credit, which resulted in interest expense of $0.2 million for the three months ended June 30, 2025.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended June 30, 2025, net other income of approximately $1.2 million was comprised of foreign exchange losses of $1.2 million and other expenses of $0.1 million, which was offset by interest income primarily from cash and cash equivalents of $2.6 million, of which $1.7 million was related to interest income comprising a portion of the total $37.9 million of attorneys’ fees and costs remitted by Oracle to us. For the three months ended June 30, 2024, net other income of approximately $1.5 million was comprised primarily of gains from foreign exchanges of $0.9 million and interest income from cash and cash equivalents of $0.9 million, offset by other expenses of approximately $0.3 million.

    Income taxes. We had an income tax expense of $0.4 million for the three months ended June 30, 2024 compared to $10.5 million for the three months ended June 30, 2025. For the three months ended June 30, 2025, the primary reason for the change in income taxes was due to an increase of income before taxes of $41.6 million in the current year period compared to the prior year period.

Comparison of Six Months Ended June 30, 2025 and 2024

Our consolidated statements of operations for the six months ended June 30, 2025 and 2024, are presented below (in thousands):

	Six Months Ended June 30,		Variance
	2025	2024	Amount	Percent
Revenue	$208,318	$209,868	$(1,550)	(0.7)%
Cost of revenue:
Employee compensation and benefits	51,139	55,202	(4,063)	(7.4)%
Engineering consulting costs	12,754	12,529	225	1.8%
Administrative allocations (1)	8,535	8,231	304	3.7%
All other costs	9,503	9,133	370	4.1%
Total cost of revenue	81,931	85,095	(3,164)	(3.7)%
Gross profit	126,387	124,773	1,614	1.3%
Gross profit margin	60.7%	59.5%
Operating expenses:
Sales and marketing	72,275	76,518	(4,243)	(5.5)%
General and administrative	34,376	37,933	(3,557)	(9.4)%
Reorganization costs	1,184	3,208	(2,024)	(63.1)%
Litigation costs and related recoveries, net	(32,007)	4,527	(36,534)	(807.0)%
Total operating expenses	75,828	122,186	(46,358)	(37.9)%
Operating income	50,559	2,587	47,972	1,854.3%
Non-operating income and (expenses):
Interest expense	(3,304)	(2,824)	(480)	17.0%
Other income (expenses), net	1,155	2,457	(1,302)	(53.0)%
Income before income taxes	48,410	2,220	46,190	2,080.6%
Income taxes	(14,802)	(2,051)	(12,751)	621.7%
Net income	$33,608	$169	$33,439	19,786.4%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

    Revenue. Revenue declined from $209.9 million for the six months ended June 30, 2024 to $208.3 million for the six months ended June 30, 2025, a decrease of $1.6 million or 1%. Although there was a 2% increase in the average number of unique clients from 1,534 for the six months ended June 30, 2024 to 1,569 for the six months ended June 30, 2025, revenue declined primarily due to the attrition of some large client contracts as certain clients did not renew specific subscriptions in prior periods due to varying reasons, which is now being reflected in our revenue during the current period. On a geographic basis, United States revenue declined from $105.3 million for the six months ended June 30, 2024 to $99.3 million for the six months ended June 30, 2025, a decrease of $6.0 million or 6%. Our international revenue grew from $104.6 million for the six months ended June 30, 2024 to $109.1 million for the six months ended June 30, 2025, an increase of $4.5 million or 4%.

We are required to complete the Wind Down of support and services for Oracle PeopleSoft products no later than July 31, 2028. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 6% and 8% of the Company’s total revenue for the six months ended June 30, 2025 and 2024, respectively.

    Cost of revenue. Cost of revenue decreased from $85.1 million for the six months ended June 30, 2024 to $81.9 million for the six months ended June 30, 2025, a decrease of $3.2 million or 4%. The key drivers related to the cost of revenue decrease were a $4.1 million decrease in employee compensation and benefits as the average headcount decreased 5%, offset by a $0.3 million increase in administrative allocations, a $0.4 million increase in all other costs and a $0.2 million increase in engineering consulting costs.

    Gross profit. Gross profit increased from $124.8 million for the six months ended June 30, 2024 to $126.4 million for the six months ended June 30, 2025, an increase of $1.6 million or 1%. Gross profit margin for the six months ended June 30, 2024 was 59.5% compared to 60.7% for the six months ended June 30, 2025. For the six months ended June 30, 2025, the total cost of revenue decreased by 4%, primarily due to a decrease in average headcount of 5% compared to a decline in revenue of 1% for the six months ended June 30, 2025. As a result, our gross profit margin improved by 120 basis points period over period. We do not expect the Wind Down of PeopleSoft to unfavorably impact our gross margins going forward. We will continue to monitor and manage our overall gross margin as we enter and invest in a broader mix of products and services.

    Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 35% and 36% for the six months ended June 30, 2025 and 2024, respectively. In dollar terms, sales and marketing expenses decreased from $76.5 million for the six months ended June 30, 2024 to $72.3 million for the six months ended June 30, 2025, a decrease of $4.2 million or 6%. This decline was primarily due to a reduction of $3.6 million related to travel and entertainment costs incurred as part of a sales training event held in January 2024. In addition, both our employee compensation and benefits and marketing and advertising costs declined $0.5 million and $0.7 million, respectively, for the six months ended June 30, 2025. These declines were offset, in part, by increases in administrative allocations and all other costs of $0.5 million and $0.6 million, respectively, for the six months ended June 30, 2025. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

    General and administrative expenses. General and administrative expenses decreased from $37.9 million for the six months ended June 30, 2024 to $34.4 million for the six months ended June 30, 2025, a decrease of $3.6 million or 9%. This decrease was comprised of several items, which included a decrease in employee compensation and benefits of $1.7 million, an increase in administrative allocations of $0.8 million, a decrease of contract labor of $0.6 million and a reduction of professional fees of $0.6 million for the six months ended June 30, 2025. These favorable variances were offset by an increase in rent and facility costs of $0.5 million.
Reorganization costs. During the year ended December 31, 2024, we began a process to optimize our cost structure through a headcount reduction. We recognized reorganization costs of $1.2 million for the six months ended June 30, 2025 compared to $3.2 million for the six months ended June 30, 2024. The costs were primarily related to severance costs associated with our reorganization plan. We are likely to incur additional reorganization costs during the third quarter of 2025 as we continue to optimize our cost structure in areas where opportunities to streamline our operations exist.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Six Months Ended June 30,
	2025	2024	Variance
Litigation settlement	$(36,196)	$—	$(36,196)
Professional fees and other costs of litigation	4,189	4,527	(338)
Litigation costs and related recoveries, net	$(32,007)	$4,527	$(36,534)

On July 9, 2025, in accordance with the terms of the Settlement Agreement, we received from Oracle approximately $37.9 million of the $58.7 million in attorneys’ fees and costs that we previously paid to Oracle in late 2024. As a result, we recognized the loss recovery as litigation settlement income of $36.2 million and interest income of $1.7 million for the six months ended June 30, 2025.

    Professional fees and other costs associated with litigation decreased from $4.5 million for the six months ended June 30, 2024 to $4.2 million for the six months ended June 30, 2025, a decrease of $0.3 million. This decrease was primarily due to the timing of when litigation costs relating to the Rimini II litigation were incurred. Please refer to Note 8 to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, for additional information regarding our litigation with Oracle.

    Interest expense. Interest expense increased from $2.8 million for the six months ended June 30, 2024 to $3.3 million for the six months ended June 30, 2025. Interest expense increased primarily due to initially borrowing $15.0 million in October

2024 under the revolving line of credit, which resulted in interest expense of $0.5 million for the six months ended June 30, 2025.

    Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the six months ended June 30, 2025, net other income of approximately $1.2 million was comprised primarily of interest income of $3.2 million, which included $1.7 million related to interest income comprising a portion of the total $37.9 million of attorneys’ fees and costs remitted by Oracle to us as well as interest income earned from cash and cash equivalents. The interest income was offset, in part, by foreign exchange losses of $1.8 million and other expenses of $0.2 million. For the six months ended June 30, 2024, net other income of approximately $2.5 million was comprised primarily of income from cash equivalents and investments of $1.9 million and foreign exchange gains of $1.1 million, This other income was offset, in part, by other expenses of $0.5 million.

    Income tax expense. We recorded income tax expense of $2.1 million for the six months ended June 30, 2024 compared to an income tax expense of $14.8 million for the six months ended June 30, 2025. For the six months ended June 30, 2025, the primary reason for the increase in income tax expense was due to an increase of income before taxes of $46.2 million in the current year period compared to the prior year period.

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had a working capital deficit of $24.7 million and an accumulated deficit of $204.9 million. For the three months ended June 30, 2025, we recorded net income of $30.3 million. As of June 30, 2025, we had available cash, cash equivalents and restricted cash of $102.5 million.

In April 2024, we refinanced our Original Credit Facility, which had an outstanding principal balance of $70.9 million, with a new five-year senior secured credit facility (“2024 Credit Facility”) consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. As of June 30, 2025, we had outstanding term loan borrowings of $71.3 million as well as borrowings on the revolving line of credit of $10.0 million under our 2024 Credit Facility. As a result, we had net availability of $25.0 million under our revolving line of credit as of June 30, 2025. On July 15, 2025, we repaid the remaining $10.0 million outstanding balance due under our revolving line of credit, resulting in $35.0 million of borrowing capacity.

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

The 2024 Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. We believe that we are in compliance with these financials covenants for the three months ended June 30, 2025.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our 2024 Credit Facility.

A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $241.4 million that is included in current liabilities as of June 30, 2025. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to clients are currently limited to approximately 40% of the related deferred revenue based on our gross profit percentage of 60% for the three months ended June 30, 2025.

For the next year, assuming that our operations are not significantly impacted by rising inflation, continued interest rate changes, other global economic or geopolitical uncertainties, political and trade turmoil between the U.S. and China and other countries, or the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, we believe that cash, cash equivalents and restricted cash of $102.5 million as of June

30, 2025, plus future cash flows from operating activities and our 2024 Credit Facility will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

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

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$15,937	$17,345
Investing activities	(2,661)	7,798
Financing activities	(7,057)	1,074

The effect of foreign currency translation changes was favorable for $7.0 million for the six months ended June 30, 2025 compared to an unfavorable impact of $7.4 million for the six months ended June 30, 2024, respectively, due to favorable foreign exchange impacts related to our foreign cash. For the six months ended June 30, 2025, we experienced a change in foreign currency exchange rates as the U.S. dollar weakened against the majority of foreign currencies where we operate. The favorable foreign currency impact was primarily related to our foreign cash held in Japan, the United Kingdom and other foreign entities as those local currencies strengthened against the U.S. dollar.

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

For the six months ended June 30, 2025, cash flows provided by operating activities amounted to approximately $15.9 million. The key drivers resulting in our cash provided by operating activities for the six months ended June 30, 2025, included net income of $33.6 million and adjustments to reconcile net income to net cash totaling $20.7 million, offset in part by unfavorable changes in operating assets and liabilities of $38.4 million, resulting in net cash provided by operating activities of $15.9 million.

For the six months ended June 30, 2025, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $5.6 million, amortization and accretion related to operating lease ROU assets of $2.4 million, depreciation and amortization expense of $1.8 million, accretion and amortization of debt discount and issuance costs of $0.3 million and a favorable change in deferred income taxes of $10.6 million. For the six months ended June 30, 2025, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $31.1 million and deferred contract costs of $2.4 million. The favorable change to accounts receivable was a result of collecting $218.4 million during the six months ended June 30, 2025 which was offset by billings, net of $190.1 million during the six months ended June 30, 2025. As a result, our days sales outstanding for accounts receivable was 88 days as of June 30, 2025. The favorable change in deferred contract costs was due to capitalizing $7.0 million of commissions and amortizing $9.4 million of deferred contract costs during the six months ended June 30, 2025.

Offsetting these favorable changes were unfavorable changes to deferred revenue of $23.3 million, accrued compensation, benefits, commissions and other of $6.6 million and prepaid expenses, deposits and other of $42.6 million. The use of cash for deferred revenue was due to recognizing $208.3 million in revenue for the current period, which was offset by recording billings, net of $190.1 million during the current period. The unfavorable use of prepaid expenses, deposits and other of $42.6 million was primarily due to the recognition of a receivable of $37.9 million because of the orders issued in the Rimini II litigation by the District Court in June 2025 regarding the return of attorneys’ fees and costs to us. The unfavorable use of accrued liabilities was primarily due to payments for bonuses, commissions and taxes during the six months ended June 30, 2025.

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

Offsetting these favorable changes were unfavorable changes to accrued liabilities of $7.0 million, deferred revenue of $17.3 million and accounts payable of $1.5 million. The unfavorable use of cash for accrued liabilities related primarily to paying incremental compensation related to bonuses and commissions of $6.2 million during the current period. The use of cash for deferred revenue was due to recognizing $209.9 million in revenue for the current period, which was offset by recording billings, net of $185.7 million during the current period.

Cash Flows Provided By (Used In) Investing Activities

Cash used in investing activities totaled $2.7 million for the six months ended June 30, 2025 and cash provided by investing activities totaled $7.8 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, cash used in investing activities was primarily driven by capital expenditures for leasehold improvements, software development costs, and computer equipment of $2.7 million. Specifically, these capital expenditures included construction in progress for leasehold improvements in Brazil of $1.4 million and Korea of $0.4 million, as well as capitalized software development costs in our U.S. entity of $0.4 million.

For the six months ended June 30, 2024, cash provided by investing activities of $7.8 million was primarily driven by proceeds from sales and maturities of short-term investments of $17.3 million, which were offset by purchases of short-term investments of $7.5 million and capital expenditures of $2.0 million for leasehold improvements, software development costs, and computer equipment. The capital expenditures of $2.0 million consisted primarily of capitalized software development costs, new computer equipment, and furniture and fixtures in our U.S. entity of $1.4 million and $0.6 million for computer equipment at our foreign locations, primarily in Brazil of $0.2 million and in India of $0.2 million.

Cash Flows Used In Financing Activities

For the six months ended June 30, 2025, cash utilized in financing activities of $7.1 million was attributable to principal payments related to the 2024 Credit Facility for the revolving line of credit of $5.0 million and the term loan of $1.9 million. In addition, capital lease payments of $0.2 million were made during the six months ended June 30, 2025. These activities were offset, in part, by proceeds from stock option exercises of $9 thousand

For the six months ended June 30, 2024, cash provided by financing activities of $1.1 million was attributable to proceeds received from the 2024 Credit Facility of $2.9 million, which were offset by principal payments related to the Original Credit Facility of $1.7 million and capital lease payments of $0.2 million.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of June 30, 2025, we had cash and cash equivalents of $33.2 million held by our foreign subsidiaries.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended June 30, 2025 and 2024, we generated approximately 53% and 50% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we evaluate the costs and benefits of entering into future hedge transaction for currencies other than the U.S. Dollar.

As of June 30, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $1.2 million in our Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $3.5 million in our Consolidated Statement of Cash Flows.

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

Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of June 30, 2025, we had $71.3 million outstanding debt under the 2024 Credit Facility and $10.0 million of borrowings under the revolving line of credit. As of June 30, 2025, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.8 million in annual interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the 2024 Credit Facility.

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

 In connection with the preparation of this Report, as of June 30, 2025, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, they concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business, Operations and Industry

•Any uncured, material breach by us of our July 7, 2025, Settlement Agreement with Oracle could result in future adverse outcomes in litigation currently subject to a judicial stay and/or litigation standstill, which could have a material adverse effect on our business and financial results.
•Our Settlement Agreement with Oracle requires us to complete the Wind Down within a certain time period, and we are unable to guarantee the outcome of our efforts to comply with such requirements or the timing of the associated, expected significant reductions in revenue. Nor can we predict the total anticipated costs associated with the Wind Down, which could have a material adverse effect on our business and financial condition.
•Our litigation with Oracle may continue to present challenges for maintaining and growing our business for the unforeseeable future.
•Oracle could pursue additional litigation with us.
•Economic uncertainties, changes in economic conditions, including rising inflation, or downturns in the general economy or the industries in which our clients operate, may result in increased costs of operations, could disproportionately affect the demand for our products and services and could negatively impact our results of operations.
•We face significant competition for the services comprising each component of our Solutions Portfolio.
•We have had a history of losses and may not achieve revenue growth or profitability in the future.

•If we are unable to attract new clients or retain and sell additional products or services to existing clients, our revenue growth could be adversely affected.
•Our past revenue growth and financial performance are not indicative of future performance, and if our revenue declines or fails to grow at a rate sufficient to offset expenses, we may not be able to achieve and maintain profitability in future periods.
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

Risks Related to Our Business, Operations and Industry

Risks Relating to the Oracle Settlement Agreement

Any uncured, material breach by us of our July 7, 2025, Settlement Agreement with Oracle could result in future adverse outcomes in litigation currently subject to a judicial stay and/or litigation standstill, which could have a material adverse effect on our business and financial results.

Over the past fifteen years, we and certain affiliates of Oracle Corporation (together with its subsidiaries individually and collectively, “Oracle”) have been parties in two different U.S. Federal court cases, referred to as “Rimini I” and “Rimini II.” Our litigation with Oracle has been primarily related to the manner in which we provided certain support services to a subset of our clients that are licensees to Oracle’s enterprise software, certain actions involving Oracle copyright notices, and certain public statements made by us. In January 2018, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) held that we offered third-party support in lawful competition with Oracle’s direct maintenance services.

In January 2010, Oracle commenced litigation against us in the United States District Court for the District of Nevada (the “District Court”), Oracle USA, Inc. v. Rimini, No. 2:10-cv-00106 (D. Nev.) (“Rimini I”). The litigation has run its course through trial and appeals, and there are no current litigation activities. A permanent injunction was entered by the District Court in 2018 (“Rimini I Injunction”) and remains in effect, defining the manner in which we can provide support services for certain Oracle product lines (but not prohibiting our support of any Oracle products).

In October 2014, we commenced litigation against Oracle in Rimini II, and Oracle brought counterclaims against us and our President, Chief Executive Officer and Chairman of the Board, Mr. Seth Ravin. Following trial in 2022 and a merits appeal to and ruling by the Ninth Circuit, the Rimini II matter was remanded to the District Court to resolve Oracle’s claims related solely to the manner in which we provided certain support services to a subset of our Oracle PeopleSoft clients and – in light of the judgment reversals made in favor of us by the Ninth Circuit, which included vacating the underlying copyright infringement judgment – resolve the disposition of approximately $58.7 million in attorneys’ fees and costs, including post-judgment interest of approximately $0.2 million, paid by us to Oracle in late 2024.

On April 24, 2025, the District Court issued a permanent injunction (the “Rimini II Injunction”) requiring us to comply with the Digital Millennium Copyright Act and to refrain from making four statements – none of which are part of our current marketing.

On July 7, 2025 (the “Effective Date”), we and Mr. Ravin entered into a confidential settlement agreement (the “Settlement Agreement”) with Oracle (all signatories, collectively, the “Parties”). If all Parties complete their agreed upon responsibilities, the Settlement Agreement will allow for the final resolution and ultimate dismissal of Case Number 2:14-cv-01699-MMD-DJA (“Rimini II”). The Parties entered into the Settlement Agreement to provide a full, final, complete and global settlement of the subject matter of the Rimini II case.

On July 9, 2025, in accordance with the terms of the Settlement Agreement, we received from Oracle approximately $37.9 million of the approximately $58.7 million in attorneys’ fees and costs we paid to Oracle in late 2024, which we agreed would satisfy all Oracle repayment obligations implemented by the District Court’s Order on Fees on Remand dated June 2, 2025 and a related order dated June 23, 2025, which required Oracle to reconvey the money it received from us within fifteen days of the date of the June 23, 2025 order.

As of July 18, 2025, the Rimini II litigation has been stayed by the District Court.

In addition to the above, the Settlement Agreement provides, in part:

•No Parties admit any liability or wrongdoing.

•If, among other obligations, we (a) complete our previously announced Wind Down of our provision of support and services for Oracle’s PeopleSoft software no later than July 31, 2028 (the “Wind Down Period”), (b) notify all existing customers for which we supply such support and services of the Wind Down, (c) provide required quarterly Wind Down progress reports to Oracle with certain agreed-upon information and (d) sign a declaration, under penalty of perjury, affirming that the Wind Down is complete and issue a public statement as to the same, which statement can be in the form of a filing made with the United States Securities and Exchange Commission (the “SEC”), then, within 14 days after we certify to Oracle that the Wind Down has been completed, the Parties will jointly file a stipulation with the District Court to dismiss the Rimini II litigation with prejudice.

•During the Wind Down Period, the Parties covenant and agree not to make, initiate, join, take action in connection with, or assert any claim, action, litigation or proceeding of any kind, known or unknown, anywhere in the world against each other during the Wind Down Period based on any claim for conduct at issue in the Rimini I or Rimini II cases that accrued either (i) before the end of the Wind Down Period, if related to PeopleSoft products, or (ii) before the Settlement Agreement Effective Date, if related to any other Oracle product or service (such agreement and covenant, the “Litigation Standstill”), including any new lawsuits, contempt proceedings, actions to enforce the Rimini I Injunction or the Rimini II Injunction, or for discovery. In the event of a breach by any Party that remains uncured after the cure period and leads to the termination of the Settlement Agreement, Oracle may ask the District Court to lift the Litigation Standstill.

•The Rimini I Injunction and the Rimini II Injunction shall remain in effect, and the District Court will retain jurisdiction to enforce them.

The Settlement Agreement also contains customary representations, warranties and covenants.

If there is an uncured material breach of any term of the Settlement Agreement on the part of us and/or Mr. Ravin, Oracle may terminate the Settlement Agreement and seek leave of the District Court to lift the current stay of the Rimini II litigation. If this occurs, no assurance is or can be given that the District Court will rule in a manner that is favorable to us on any issues related to the Rimini II litigation that may be reconsidered in the remand proceeding following the lifting of the stay, including any future award of attorneys’ fees and costs to Oracle. Further, no assurance is or can be given that the District Court will not award attorneys’ fees to Oracle following the conclusion of any such remand proceedings and, if so awarded, that the attorneys’ fees awarded are not in excess of the amount previously awarded to Oracle by the District Court following the issuance of its initial findings of fact and conclusions of law in the Rimini II litigation.

During the Wind Down Period, for any Oracle product or service other than PeopleSoft that was the subject of the Rimini I litigation or the Rimini II litigation, Oracle may initiate contempt proceedings against us for conduct prohibited by the Rimini I Injunction and/or the Rimini II Injunction. Additionally, following termination of the Settlement Agreement or the Litigation Standstill, Oracle may initiate contempt proceedings against us at any time for conduct prohibited by the Rimini I Injunction and/or the Rimini II Injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. If we are obligated to pay substantial sanctions arising from any finding of contempt, this could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our 2024 Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot provide assurances that we will have sufficient assets which would allow us to repay such indebtedness in full at such time.

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

The above descriptions of the litigation with Oracle and the Settlement Agreement do not purport to be complete. A redacted copy of the Settlement Agreement is filed as Exhibit 10.1 to this Report. Please refer to Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report and our Current Report on Form 8-K filed on July 9, 2025 for additional information regarding the Settlement Agreement.

Please refer to Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K for the year ended December 31, 2024, and Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 1, 2025, for additional information and disclosures regarding our litigation with Oracle.

Our Settlement Agreement with Oracle requires us to complete the Wind Down within a certain time period, and we are unable to guarantee the outcome of our efforts to comply with such requirements or the timing of the associated expected significant reductions in revenue. Nor can we predict the total anticipated costs associated with the Wind Down, which, if significant, could have a material adverse effect on our business and financial condition.

In July 2024, we announced during our fiscal second quarter earnings call that we had unilaterally decided to wind down our offering of support and services for Oracle PeopleSoft software, and we repeated this announcement during subsequent earnings calls held in October 2024 and May 2025. At the time of our announcement on July 31, 2024, the annual revenue associated with our provision of services for Oracle’s PeopleSoft products was approximately $30 million.

The percentage of revenue derived from services we provide solely for Oracle’s PeopleSoft software product was approximately 6% of our total revenue for each of the three and six months ended June 30, 2025, respectively.

The Settlement Agreement requires us to complete the Wind Down no later than July 31, 2028. The Wind Down includes our Rimini Support, Rimini Manage and Rimini Consult services for Oracle PeopleSoft products. As we provide services for Oracle PeopleSoft products to clients globally, the Wind Down process is expected to take place over the Wind Down Period, but both the pace of revenue reduction and the final date that we will receive revenue from the discontinued services are unknown as of the date of this Report. We expect significant reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period. Revenue related to providing services for Oracle PeopleSoft products accounted for approximately 6% of revenue for the six months ended June 30, 2025 and approximately 8% of revenue for the six months ended June 30, 2024.

As part of the Wind Down, depending upon the terms of individual client service contracts and our clients’ willingness to negotiate with us, we may be required to pay refunds of a portion of subscription revenue attributable to services that had not been performed as of the date of contract termination and/or pay buy-out or similar inducement fees to facilitate the early termination of certain of our existing contracts to provide services for Oracle PeopleSoft products. We may also offer to assist our clients with transitioning from PeopleSoft to other enterprise software providers with which we maintain a strategic partnership at no or reduced cost to such clients. Further, as a result of the Wind Down, clients for which we provide support and/or services in addition to support and services for Oracle PeopleSoft products may choose not to renew the contracts for these unrelated support and/or services. Finally, as a result of the Wind Down, certain of our prospective and existing clients may be subject to additional negative communications from software vendors and other third-party providers of enterprise software support services, both in regard to the litigation and the Wind Down process, which may result in a failure to renew the support and/or services performed by us or to engage us.

In response to our actions to discontinue this business before the end of the Wind Down Period, one or more of our current PeopleSoft support clients may claim a breach of contract related to early termination and/or non-performance of contractually guaranteed services. While no breach of contract litigation relating to the Wind Down has been filed against us as of the date of this Report, no assurance is or can be given that our current PeopleSoft support clients will not pursue litigation against us. Such litigation could distract our management team from running our business, reduce our sales revenue and negatively impact our ability to successfully sell other services to such clients or prospective clients. We could be required to pay substantial damages, attorneys’ fees and/or costs in connection with any such litigation, which could result in a material adverse effect on our business and financial condition.

Our efforts to complete the Wind Down by the end of the Wind Down Period may be costlier than we expect, and we may not be able to increase our total revenue enough to offset not only the reductions in revenue resulting from the Wind Down but also the total costs associated with the Wind Down process.

While we currently believe our cash on hand, accounts receivable, contractually committed backlog and borrowing capacity under our 2024 Credit Facility provide us with liquidity to cover the costs related to the Wind Down, we cannot assure our liquidity will be sufficient.

Our litigation with Oracle may continue to present challenges for maintaining and growing our business for the unforeseeable future.

We have experienced challenges growing our business as a result of our litigation with Oracle. Many of our existing and prospective clients have previously expressed concerns regarding this litigation and, in some cases, have received various negative communications by Oracle in connection with this litigation. We have experienced in the past, and may continue to experience in the future, volatility and slowness in acquiring new clients, as well as clients not renewing their agreements with us, due to this litigation and/or as a result of the Wind Down process described above. Further, certain of our prospective and existing clients may be subject to additional negative communications from software vendors or from other third-party providers of enterprise software support services, both in regard to the litigation and the Wind Down process, which may result in a failure to renew agreements for the services performed by us or to engage us. We have taken steps to minimize disruptions to our existing and prospective clients regarding the litigation, but we may continue to face challenges growing our business as a result of the litigation. In certain cases, we have agreed to pay damages to our clients if we are no longer able to provide services to these clients, and/or provide certain termination rights if any outcome of litigation (including settlement) results in our inability to continue providing any of the paid-for services, which, in certain cases, includes clients subject to the Wind Down process. In addition, we believe the length of our sales cycle is longer than it otherwise would be due to prospective client diligence on possible effects of the Oracle litigation on our business. We cannot provide assurances that we will continue to overcome the challenges we faced as a result of the litigation and potentially will face as a result of the Wind Down process, and continue to renew existing clients or secure new clients.

Oracle could pursue additional litigation with us.

We can provide no assurance that Oracle will not pursue additional litigation against us. Such additional litigation could be costly, distract our management team from running our business and reduce client interest and our sales revenue.

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

General worldwide economic conditions continue to experience significant fluctuations, and market volatility and uncertainty remain widespread, with the expectation that inflation and other economic challenges will be exacerbated for an extended period. An inflationary environment may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. As a result, we and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to reduce their IT budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, during challenging economic times, our clients may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including tariffs, changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments, including the economic disruption caused by continued political instability in the Middle East, the Russian invasion of Ukraine and recent political and trade turmoil with China and elsewhere have increased levels of political and economic unpredictability globally, and may continue to increase the volatility of global financial markets and global and regional economies.

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

Our current and potential competitors across each component of our Solutions Portfolio, which include enterprise software vendors, may have significantly more financial, technical, sales and marketing teams and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. Specifically, we face intense competition from enterprise software vendors, such as Oracle and SAP, who typically provide software support for their own products, as well as from other competitors who provide independent enterprise software support, products and services. Competitors, including enterprise software vendors, have offered, and may continue to offer, discounts to companies to whom we have marketed our services. In addition, competitors, including enterprise software vendors, may take other actions in an attempt to maintain their business, including changing the terms of their customer agreements, the functionality of their support, products or services, or their pricing terms. For example, starting in the first quarter of 2017, Oracle has prohibited us from accessing its support websites to download software updates on behalf of our clients who are authorized to do so and permitted to authorize a third party to do so on their behalf. In addition, the support, license or other contractual policies of our future and current competitors, including Oracle and SAP, may include clauses that penalize customers that choose to use our or any independent provider’s services or products. Further, the contractual policies of enterprise software vendors, such as Oracle and SAP, may contain clauses that penalize customers that seek to return to the software vendor to purchase new licenses or support following a departure from the software vendor’s support program, thus deterring such customers from transitioning to our services in the first place. In addition, our current and potential competitors may develop and market new technologies that render our existing or future enterprise software support, products or services less competitive or obsolete. Finally, we also face competition from software licensees that choose to self-support. Many enterprise software licensees have invested substantial personnel, infrastructure and financial resources in their own organizations with respect to support of their licensed enterprise software products and may choose to self-support with their own internal resources instead of purchasing services from the enterprise software vendor or an independent provider such as ourselves. Competition could significantly impede our ability to sell our enterprise support, products and services on terms favorable to us, and we may need to decrease the prices for our support, products or services to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our results of operations will be negatively affected.

There are also several smaller support services vendors in the independent enterprise software support services market with whom we compete with respect to certain of our support services. We expect competition to continue to increase in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices. In addition, certain providers of independent enterprise software support, products and services may have or may develop more strategic relationships with enterprise software vendors, which may allow them to compete more effectively than us over the long term. To the extent any of our competitors have existing relationships with potential clients for any component of our Solutions Portfolio, those potential clients may be unwilling to purchase our services because of those existing relationships, which could cause the demand for our services to be substantially impacted. Further, our competitors may attempt to use our Wind Down of support and services for Oracle’s PeopleSoft products described above to dissuade certain of our prospective or existing clients from purchasing or continuing to purchase any or all of the components of our Solutions Portfolio, including our enterprise software support services.

We have had a history of losses and may not achieve revenue growth or profitability in the future. Further, if we are unable to attract new clients or retain and/or sell additional products or services to our existing clients, our revenue growth could be adversely affected.

We recorded net income of $30.3 million for the three months ended June 30, 2025, and we had an accumulated deficit of $204.9 million as of June 30, 2025. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

Our past revenue growth and financial performance is not indicative of future performance. If our revenue declines or fails to grow at a rate sufficient to offset expenses associated with efforts to grow, we may not be able to achieve and maintain profitability in future periods. Additionally, we may not be able to effectively manage efforts for future growth or execute these efforts successfully.

Our revenue grew from $103.1 million for the three months ended June 30, 2024 to $104.1 million for the three months ended June 30, 2025, representing a period over period increase of 1%. Our revenue for any previous quarterly or annual periods should not be relied upon as an indication of our revenue or revenue growth in the future. Further, efforts focused on future growth may not result in increased revenue. We believe growth of our revenue depends on a number of factors, including our ability to:

•price our products and services effectively so that we are able to attract new clients and retain existing clients without compromising our profitability;
•introduce our products and services to new geographic markets;
•introduce new enterprise software products and services supporting additional enterprise software vendors, products and releases;
•satisfactorily complete our obligations under our Settlement Agreement with Oracle, as described above; and
•increase awareness of our Company, products and services on a global basis.

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

Furthermore, to execute our business strategy, we must attract and retain highly qualified personnel, including sales personnel. Our ability to increase our client base and achieve broader market acceptance of our services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force globally. We are experiencing a very competitive recruiting environment, creating difficulty in hiring and retaining sufficient numbers of highly skilled sales personnel and other employees with appropriate qualifications. In particular, we have experienced extreme hiring competition in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and other countries in which we operate. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel, immigration, or the availability of work visas. Many companies with which we compete for experienced personnel have greater resources and less stock price volatility than we do. In making employment decisions, job candidates often consider the value of the equity incentives they are to receive in connection with their employment. If the price of our stock continues to experience significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required management, sales, marketing and support services personnel to profitably grow our business. If we fail to attract highly qualified new sales and other personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against claims and litigation alleging infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Our litigation with Oracle relates in part to copyright infringement claims and, from time to time, we may receive threatening letters or notices alleging infringement or may be the subject of claims that our services and underlying technology infringe or violate the intellectual property rights of others. Further, while we prohibit the use of generative artificial intelligence (AI) technologies by our employees unless incorporated into one of our product or service offerings or approved in accordance with internal policies, incorporating AI technologies in our product and service offerings or the unauthorized use of generative AI technologies by our employees may result in allegations or claims against us related to violations of third-party intellectual property rights, unauthorized access to or use of proprietary information and/or failure to comply with the terms of third-party licensing agreements. Any allegation of infringement, whether innocent or intentional, can adversely impact marketing, sales and our reputation.

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

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control, including seasonality linked to certain of the sales cycles for our products and services. Historically, our sales cycle has been tied to the renewal dates for our clients’ existing and prior vendor support agreements for the products that we support. Because our clients make support vendor selection decisions in conjunction with the renewal of their existing support agreements with Oracle and SAP, among other enterprise software vendors, we have experienced an increase in business activity during the quarterly periods in which those agreements are up for renewal. However, because we have introduced and intend to continue to introduce products and services for additional software products that do not follow the same renewal timeline or pattern, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. Also, if we are unable to engage a potential client before its renewal date for software support services in a particular year, it will likely be at least another year before we would have the opportunity to engage that potential client again, given that such potential client likely had to renew or extend its existing support agreement for at least an additional year’s worth of service with its existing support provider. Furthermore, our existing clients often renew their agreements with us at or near the end of each calendar year, so we have also experienced and expect to continue to experience heavier renewal rates in the fourth quarter.

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

As enterprise software products become more advanced and complex, we will need to devote additional resources to innovating, improving and expanding our offerings to provide relevant products and services to our clients using these more advanced and complex products. In addition, we will need to appropriately scale our internal business systems and our global operations and client engagement teams to serve the changing needs of our client base, particularly as our client demographics expand over time. Any such expansion may be expensive and complex, requiring financial investments, and management time and attention. Any failure of or delay in these efforts could adversely affect the quality or success of our services and negatively impact client satisfaction, resulting in potential decreased sales to new clients and possibly lower renewal rates by existing clients. Furthermore, changes in client demand or changes in our product offerings resulting from external events outside of our control, as well as from our Wind Down of support and services for Oracle’s PeopleSoft products, as described above, could require us to alter the scale of our business, including, among other things, implementing additional workforce reductions.

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

Because our long-term strategy involves further expansion of our sales to clients outside the United States, our business will be susceptible to risks associated with global operations, including currency exchange rate fluctuations and trade regulations and relationships.

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

Our products and services and the systems infrastructure necessary for the successful delivery of our products and services to clients are inherently complex and may contain material defects or errors unknown to us. We have from time to time found defects in our products and services after delivery to our customers and may discover additional defects in the future. In particular, we have developed our own tools and processes to deliver comprehensive tax, legal and regulatory updates tailored for each client, which we endeavor to deliver to our clients in a shorter timeframe than our competitors, which may result in an increased risk of material defects or errors occurring. We may not be able to detect and correct all defects or errors before clients begin to use our products and services, as some may be unknown. Consequently, defects or errors may be discovered after our products and services are provided and used. These defects or errors could also cause inaccuracies in the data we collect and process for our clients and/or or clients’ data, or even the loss, damage or inadvertent release of such data. Even if we are able to implement fixes or corrections to our tax, legal and regulatory updates in a timely manner, any history of defects or inaccuracies in the data we collect and process for our clients, or the loss, damage or inadvertent release of such data could cause our reputation to be harmed, and clients may elect not to renew, extend or expand their agreements with us and subject us to service performance credits, warranty or other claims or increased insurance costs. The costs associated with any material defects or errors in our products and services or other performance problems may be substantial and could materially adversely affect our financial condition and results of operations.

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

We believe that our development and protection of the Rimini Street brand is critical to achieving widespread awareness of our products and services, and as a result, is important to attracting new clients and maintaining existing clients. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote, maintain and protect our brand, our business could be adversely impacted.

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our success depends, in part, upon protecting our proprietary products, services, knowledge, software tools and processes. We rely on a combination of copyrights, trademarks, service marks, patents, trade secret laws and contractual restrictions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our copyrights, trademarks, service marks, trade secret rights or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy or use information that we regard as proprietary to create products and services that compete with ours. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our global activities, our exposure to unauthorized copying and use of our brand, processes and software tools may increase.

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

Our implementation of reporting on ESG matters present numerous operational, financial, legal, reputational and other risks, many of which are outside of our control, and all of which could have a material negative impact on our business. Companies have recently faced attention from various stakeholders and regulators, both in the U.S. and internationally, relating to ESG matters, including environmental stewardship, social responsibility and inclusion. Failure to satisfy our stakeholders with regard to ESG matters could negatively impact our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner. Unfavorable ESG ratings may lead to negative investor sentiment towards us, which could have a negative impact on our stock price. Further, the direction that U.S. federal law takes regarding ESG matters may be inconsistent with stakeholder positions on ESG matters, and we may experience conflicts between actual or proposed governmental regulations and stakeholder expectations

Risks Related to our Indebtedness and Securities

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On June 30, 2025, our outstanding indebtedness under our 2024 Credit Facility and finance leases totaled $80.3 million. We may incur substantial additional indebtedness in the future. Our 2024 Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our 2024 Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our 2024 Credit Facility. Our 2024 Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Further, we are required under our 2024 Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of June 30, 2025 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our 2024 Credit Facility could result in a default under the 2024 Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the 2024 Credit Facility and the lenders accelerate the amounts outstanding under the 2024 Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our 2024 Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

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

Our 2024 Credit Facility gives us a choice of interest rates between (a) SOFR and (b) a Base Rate, in each case plus an applicable margin and as further defined in the 2024 Credit Facility. The applicable margin is based on our Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether we elect SOFR (ranging from 2.75 to 3.50%) or Base Rate (ranging from 1.75 to 2.50%). SOFR’s composition and characteristics are not the same as LIBOR, which was the initial reference rate (through February 2023) under our Original Credit Facility. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. As such, SOFR is observed and backward looking, which stands in contrast with LIBOR under the previous methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting bank panel members. Given SOFR’s limited history, the future performance of SOFR cannot be predicted based on historical performance, and there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time or that it is a comparable substitute for LIBOR. In the long term, transitioning to SOFR could result in an increase in the cost of our variable rate indebtedness, which could have a material adverse impact on our business, financial condition and results of operations.

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

Based on the number of shares of Common Stock outstanding as of June 30, 2025, two of our stockholders have aggregate voting power of approximately 37.6% of our outstanding capital stock. As of June 30, 2025, (i) approximately 25.5% of our outstanding voting capital stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.1% of our outstanding voting capital stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 39.8% as of June 30, 2025.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the six months ended June 30, 2025, we did not acquire any shares of Common Stock. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

There were no repurchases of our Common Stock during the three months ended June 30, 2025.

ITEM 3. Defaults Upon Senior Securities.

    None.

ITEM 4. Mine Safety Disclosures.

    Not applicable.

ITEM 5. Other Information.

During the quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below:

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

On June 2, 2025, the Company’s Executive Vice President and Chief Financial Officer, Michael L. Perica, entered into a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 205,377 shares of the Company’s common stock acquired upon the vesting of restricted stock units and performance units previously awarded to Mr. Perica under the terms of the Company’s 2013 Equity Incentive Plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Securities Exchange Act of 1934. The first date that sales of any shares are permitted to be sold under the trading arrangement is September 2, 2025, and subsequent sales under the trading arrangement may occur from time to time for the duration of the trading arrangement until August 28, 2026, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Certificate of Amendment Dated June 6, 2024 to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	June 7, 2024
3.3*	Amended and Restated Bylaws of the Registrant	10-Q	001-37397	3.2	November 1, 2023
10.1†‡	Settlement Agreement by and among the Registrant, Oracle Corporation and Certain Affiliates of Oracle Corporation Dated July 7, 2025
10.2*§	Offer Letter to Vijay Kumar dated May 5, 2025	8-K	001-37397	10.1	May 12, 2025
31.1†	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2†	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1**	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
** Furnished herewith.
‡ Certain portions of this exhibit (marked by “[***]”) have omitted pursuant to Item 601(b)(10) of Regulation S-K because such portions are not material and are treated by the Registrant as private or confidential.
§ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: July 31, 2025	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: July 31, 2025	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)