Form 10-Q
period 2025-09-30
Rimini Street, Inc.
filed 2025-10-30
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended September 30, 2025

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
Yes ☐ No ☑
The registrant had approximately 91,752,000 shares of its $0.0001 par value common stock outstanding as of October 28, 2025.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$108,721	$88,792
Restricted cash	432	430
Accounts receivable, net of allowance of $877 and $653, respectively	82,540	130,784
Deferred contract costs, current	16,933	17,076
Prepaid expenses and other	25,325	19,194
Total current assets	233,951	256,276
Long-term assets:
Long-term restricted cash	773	—
Property and equipment, net of accumulated depreciation and amortization of $23,400 and $21,305, respectively	10,699	9,891
Operating lease right-of-use assets	21,114	7,161
Deferred contract costs, noncurrent	21,908	22,084
Deposits and other	5,476	5,068
Deferred income taxes, net	58,939	68,583
Total assets	$352,860	$369,063
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,562	$3,093
Accounts payable	4,715	5,275
Accrued compensation, benefits and commissions	36,383	33,586
Other accrued liabilities	19,156	20,688
Operating lease liabilities, current	4,606	3,967
Deferred revenue, current	206,880	257,983
Total current liabilities	275,302	324,592
Long-term liabilities:
Long-term debt, net of current maturities	64,397	82,187
Deferred revenue, noncurrent	19,119	23,214
Operating lease liabilities, noncurrent	19,348	7,064
Other long-term liabilities	1,977	1,451
Total liabilities	380,143	438,508
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 91,719 and 91,120 shares, respectively	9	9
Additional paid-in capital	182,185	177,533
Accumulated other comprehensive loss	(6,253)	(7,389)
Accumulated deficit	(202,108)	(238,482)
Treasury stock	(1,116)	(1,116)
Total stockholders' deficit	(27,283)	(69,445)
Total liabilities and stockholders' deficit	$352,860	$369,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$103,428	$104,672	$311,746	$314,540
Cost of revenue	41,490	41,135	123,421	126,230
Gross profit	61,938	63,537	188,325	188,310
Operating expenses:
Sales and marketing	37,939	35,781	110,214	112,299
General and administrative	18,241	16,528	52,617	54,460
Reorganization costs	752	1,431	1,936	4,639
Litigation costs and related recoveries:
Litigation settlement	—	58,512	(36,196)	58,512
Professional fees and other costs of litigation	621	879	4,810	5,406
Litigation costs and related recoveries, net	621	59,391	(31,386)	63,918
Total operating expenses	57,553	113,131	133,381	235,316
Operating income (loss)	4,385	(49,594)	54,944	(47,006)
Non-operating income and (expenses):
Interest expense	(1,446)	(1,577)	(4,750)	(4,401)
Other income (expenses), net	531	(642)	1,686	1,814
Income (loss) before income taxes	3,470	(51,813)	51,880	(49,593)
Income taxes	(704)	8,713	(15,506)	6,662
Net income (loss)	2,766	(43,100)	36,374	(42,931)
Other comprehensive income
Foreign currency translation gain (loss)	(329)	1,555	2,575	(9)
Derivative instrument and other adjustments, net of tax	247	(1,284)	(1,439)	(1,475)
Comprehensive income (loss)	$2,684	$(42,829)	$37,510	$(44,415)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.47)	$0.40	$(0.48)
Diluted	$0.03	$(0.47)	$0.39	$(0.48)
Weighted average number of shares of Common Stock outstanding:
Basic	92,177	90,776	91,851	90,343
Diluted	95,291	90,776	94,333	90,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock, Shares
Beginning of period	92,504	90,698	91,120	89,595
Exercise of stock options for cash	18	—	22	—
Restricted and performance stock units vested	88	143	1,468	1,246
Retired shares of Common Stock	(891)	—	(891)	—
End of period	91,719	90,841	91,719	90,841

Total Stockholders' Deficit, beginning of period	$(29,035)	$(36,119)	$(69,445)	$(39,496)
Common Stock, Amount
Beginning of period	9	9	9	9
Exercise of stock options for cash	—	—	—	—
Restricted and performance stock units vested	—	—	—	—
Retired shares of Common Stock	—	—	—	—
End of period	9	9	9	9
Additional Paid-in Capital
Beginning of period	183,117	172,951	177,533	167,988
Stock based compensation expense	2,786	2,174	8,361	7,137
Exercise of stock options for cash	49	—	58	—
Restricted and performance stock units vested	—	—	—	—
Retired shares of Common Stock	(3,767)	—	(3,767)	—
End of period	182,185	175,125	182,185	175,125
Accumulated Other Comprehensive Loss
Beginning of period	(6,171)	(5,922)	(7,389)	(4,167)
Other comprehensive income (loss)	(82)	271	1,136	(1,484)
End of period	(6,253)	(5,651)	(6,253)	(5,651)
Accumulated Deficit
Beginning of period	(204,874)	(202,041)	(238,482)	(202,210)
Net income (loss)	2,766	(43,100)	36,374	(42,931)
End of period	(202,108)	(245,141)	(202,108)	(245,141)
Treasury Stock	(1,116)	(1,116)	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(27,283)	$(76,774)	$(27,283)	$(76,774)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,374	$(42,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	8,361	7,137
Depreciation and amortization	2,839	2,650
Accretion and amortization of debt discount and issuance costs	491	600
Deferred income taxes	9,708	(12,951)
Amortization and accretion related to operating right of use assets	3,697	3,359
Other	26	—
Changes in operating assets and liabilities:
Accounts receivable	50,301	51,058
Prepaid expenses, deposits and other	(6,898)	(196)
Deferred contract costs	319	4,020
Accounts payable	(653)	(1,390)
Accrued compensation, benefits, commissions and other	(4,297)	48,297
Deferred revenue	(59,609)	(60,822)
Net cash provided by (used in) operating activities	40,659	(1,169)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,865)	(2,698)
Payment for purchases of short term investments	—	(7,458)
Proceeds from sales and maturities of short term investments	—	17,284
Net cash provided by (used in) investing activities	(3,865)	7,128
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the 2024 Credit Facility	—	2,938
Principal payments on revolving line of credit borrowings	(15,000)	—
Principal payments on term loan borrowings	(2,813)	(2,625)
Payments to repurchase and retire Common Stock	(3,767)	—
Principal payments on capital leases	(289)	(267)
Proceeds from exercise of employee stock options	59	—
Net cash provided by (used in) financing activities	(21,810)	46
Effect of foreign currency translation changes	5,720	(1,934)
Net change in cash, cash equivalents and restricted cash	20,704	4,071
Cash, cash equivalents and restricted cash at beginning of period	89,222	115,852
Cash, cash equivalents and restricted cash at end of period	$109,926	$119,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,286	$3,789
Cash paid for income taxes	3,203	2,662
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$—	$34

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

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2024 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2025, and operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2025.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of September 30, 2025, the Company’s current liabilities exceeded its current assets by $41.4 million, and the Company recorded net income of $2.8 million for the three months ended September 30, 2025. As of September 30, 2025, the Company had available cash, cash equivalents and restricted cash of $109.9 million. As of September 30, 2025, the Company’s current liabilities included $206.9 million of deferred revenue whereby the costs of fulfilling the Company’s commitments to provide services to its clients was approximately 40% of the related deferred revenue for the three months ended September 30, 2025.

On April 30, 2024, the Company amended its $90 million five-year term loan (the “Original Credit Facility”) into a new five-year term loan of $75 million (the “2024 Credit Facility,” and together with the Original Credit Facility, the “Credit Facilities”). Annual minimum principal payments over the five-year term for the 2024 Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company’s Credit Facilities.

Additionally, the Company is obligated to make operating and financing lease payments that are due within the next 12 months in the aggregate amount of $1.6 million. During the three months ended September 30, 2025, the global economy continued to experience changing interest rates, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 8, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including 2024 Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

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

Risks and Uncertainties

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents with a single financial institution for an aggregate of $49.1 million and $32.0 million, respectively. In addition, as of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents with three other single financial institutions of $32.2 million and $44.9 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had restricted cash of $1.2 million and $0.4 million, respectively. The Company has never experienced any losses related to these balances.

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

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards will be adopted during fiscal year 2025:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures.” The guidance requires disaggregating income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The implementation of this ASU will result in additional disclosures but will not have an impact on the Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred contract costs, current and noncurrent, as of the beginning of period	$36,798	$37,307	$39,160	$41,493
Capitalized commissions during the period	6,813	5,015	13,837	10,753
Amortized deferred contract costs during the period	(4,770)	(4,849)	(14,156)	(14,773)
Deferred contract costs, current and noncurrent, as of the end of period	$38,841	$37,473	$38,841	$37,473

Deferred revenue activity consisted of the following (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred revenue, current and noncurrent, as of the beginning of period	$262,945	$262,793	$281,197	$286,974
Billings, net	66,482	65,193	256,548	250,880
Revenue recognized	(103,428)	(104,672)	(311,746)	(314,540)
Deferred revenue, current and noncurrent, as of the end of period	$225,999	$223,314	$225,999	$223,314

The Company typically invoices its customers at the start of the support period, in annual and multi-year installments. When revenue recognized on a contract exceeds billings, the Company records a contract asset. As of September 30, 2025 and December 31, 2024, contract assets amounted to $0.9 million and $1.3 million, respectively, and are included in prepaid expenses and other on the condensed consolidated balance sheets. Deferred revenue is a contract liability that consists of billings issued that are non-cancellable in advance of revenue recognition. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period.

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of September 30, 2025, remaining performance obligations amounted to $611.2 million, of which $226.0 million was billed and recorded as deferred revenue.

The Company expects to recognize revenue on approximately $206.9 million of deferred revenue over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid expenses and deposits	$19,284	$11,942
Foreign tax refunds receivable	3,041	2,846
Other	3,000	4,406
Total prepaid expenses and other current assets	$25,325	$19,194

Other Accrued Liabilities, including Accrued Reorganization Costs

Other accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued sales and other taxes	$6,926	$8,137
Accrued professional fees	3,711	3,857
Accrued reorganization costs	412	1,052
Current maturities of capital lease obligations	33	322
Income taxes payable	1,573	1,771
Accrued litigation costs	558	201
Other accrued expenses	5,943	5,348
Total other accrued liabilities	$19,156	$20,688

During the second quarter of 2024, the Company began a process to optimize its cost structure, which is ongoing as of the date of this Report. Accrued reorganization activity, consisting primarily of severance costs, was as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accrued reorganization costs, as of the beginning of period	$717	$2,935	$1,052	$—
Charges	752	1,431	1,936	4,639
Cash payments	(1,055)	(3,672)	(2,576)	(3,945)
Foreign currency impact	(2)	3	—	3
Accrued reorganization costs, as of the end of period	$412	$697	$412	$697

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Term Loan	$67,959	$70,280
Revolving line of credit	—	15,000
Less current maturities	(3,562)	(3,093)
Long-term debt, net of current maturities	$64,397	$82,187

On April 30, 2024, the Company refinanced its Original Credit Facility, which had an outstanding principal balance of $70.9 million, with the 2024 Credit Facility, a new five-year senior secured credit facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit.

Cash proceeds and payment activity relating to the 2024 Credit Facility and the Original Credit Facility consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds from issuance of 2024 Credit Facility’s term loan	$—	$—	$—	$2,938
Principal payments on revolving line of credit	(10,000)	—	(15,000)	—
Principal payments on term loan	(938)	(937)	(2,813)	(2,625)
Net cash activity relating to debt	$(10,938)	$(937)	$(17,813)	$313

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the term loan under the 2024 Credit Facility was $70.6 million (Level 2 inputs) as of September 30, 2025 compared to the carrying value of $68.0 million as of September 30, 2025. The fair value of the 2024 Credit Facility was $73.9 million (Level 2 inputs) as of December 31, 2024 compared to the carrying value of $70.3 million as of December 31, 2024.

For the three months ended September 30, 2025 and 2024, the effective interest rate under the Credit Facilities was 8.2% and 9.2%, respectively. For the nine months ended September 30, 2025 and 2024, the effective interest rate under the Credit Facilities was 8.1% and 8.9%, respectively.

In October 2024, the Company borrowed $15.0 million under the revolving line of credit. During the nine months ended September 30, 2025, the Company repaid the full amount borrowed under the revolving line of credit resulting in $35.0 million of net available borrowing capacity under the revolving line of credit as of September 30, 2025.

For the three and nine months ended September 30, 2025, the average interest rate under the revolving line of credit under the 2024 Credit Facility was 7.1% and 7.1%, respectively.

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

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Credit Facilities:
Interest expense under term loan	$1,226	$1,378	$3,684	$3,723
Accretion expense related to discount and issuance costs	165	166	491	600
Interest expense under revolving line of credit	28	—	506	—
Interest on finance leases and other	27	33	69	78
	$1,446	$1,577	$4,750	$4,401

For the three months ended September 30, 2025 and 2024, interest expense included a reduction related to interest rate swap payments received of $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, interest expense included a reduction related to interest rate swap payments received of $0.2 million and $0.6 million, respectively.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Repurchased

During the three and nine months ended September 30, 2025, the Company acquired 0.9 million shares of its Common Stock on the open market at a cost of $3.8 million. Upon completion of all repurchase transactions, the associated shares of Common

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock were retired. During the three and nine months ended September 30, 2024, the Company did not acquire any shares of its Common Stock on the open market.

On September 29, 2025, the Board of Directors authorized an extension to the common stock repurchase program to extend the termination date from June 1, 2026 to June 1, 2029, subject to compliance with the Company’s 2024 Credit Facility, provided that all other applicable conditions and legal requirements are satisfied. The Board of Directors had previously authorized a Common Stock repurchase program of up to $50.0 million, of which $40.5 million still remains available as of September 30, 2025.

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

For additional information about the 2013 Plan, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K. The information presented below provides an update for activity under the 2013 Plan for the three and nine months ended September 30, 2025.

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

The Company recognized compensation expense related to PSUs of $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense related to PSUs of $1.1 million and $1.0 million, respectively. As of September 30, 2025, the unrecognized expense of $1.2 million net of forfeitures is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 1.8 years.

Restricted Stock Units

For the nine months ended September 30, 2025, the Company granted RSUs under the 2013 Plan to employees and to non-employee members of the Company’s Board of Directors for an aggregate of approximately 1.3 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

average fair market value of the Common Stock on the date of grant of $3.57 per share, the aggregate fair value for the shares underlying the RSUs amounted to $4.5 million as of the grant date that will be recognized as compensation cost over the vesting period.

For the three months ended September 30, 2025 and 2024, the Company recognized compensation expense related to RSUs of approximately $1.6 million and $1.3 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense related to RSUs of approximately $4.5 million and $3.8 million, respectively. As of September 30, 2025, the unrecognized expense of $9.1 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 2.0 years.

Stock Options

For the nine months ended September 30, 2025, the Company granted stock options for the purchase of an aggregate of approximately 1.0 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the 2013 Plan for the nine months ended September 30, 2025 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2024	9,563	$4.68	6.9
Granted	1,044	3.60
Exercised	(22)	2.68
Forfeited	(166)	2.98
Expired	(846)	5.58
Outstanding, September 30, 2025 (3)(4)	9,573	4.52	7.1
Vested, September 30, 2025 (3)	4,922	5.90	5.2

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire in years.
(3)As of September 30, 2025, the aggregate intrinsic value of all stock options outstanding was $9.0 million. As of September 30, 2025, there was an aggregate intrinsic value of $1.4 million related to the vested stock options.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.5 million shares as of September 30, 2025.

The aggregate fair value of approximately 1.0 million stock options granted for the nine months ended September 30, 2025 amounted to $2.4 million, or $2.27 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the nine months ended September 30, 2025, the fair value of each stock option grant under the 2013 Plan was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	66%
Dividend yield	0%
Risk-free interest rate	4.1%
Fair value per share of Common Stock on date of grant	$3.60

As of September 30, 2025 and December 31, 2024, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $5.5 million and $5.7 million, respectively. As of September 30, 2025, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 2.0 years.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense related to stock options of approximately $2.8 million and $2.3 million, respectively.

Shares Available for Grant

The following table presents activity affecting the total number of shares available for grant under the 2013 Plan for the nine months ended September 30, 2025 (in thousands):

Available, December 31, 2024	5,379
Newly authorized by Board of Directors	3,645
Stock options granted	(1,044)
RSUs and PSUs granted	(1,858)
Expired options	846
Forfeited options	166
Forfeited RSUs and PSUs	739
Available, September 30, 2025	7,873

Stock-Based Compensation Expense

Stock-based compensation expense attributable to PSUs, RSUs and stock options is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$521	$373	$1,535	$1,348
Sales and marketing	1,042	566	2,996	1,546
General and administrative	1,223	1,235	3,830	4,243
Total	$2,786	$2,174	$8,361	$7,137

Warrants

As of September 30, 2025, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. For additional information about these warrants, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

NOTE 7 — INCOME TAXES

For the three months ended September 30, 2025 and 2024, the Company’s effective tax rate was 20.3% and 16.8%, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s effective tax rate was 29.9% and 13.4%, respectively. The Company’s income tax expense was attributable to the income before income taxes and foreign withholding taxes. The Company did not have any changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended September 30, 2025 and 2024.

In September 2025, the Company agreed to a settlement with the Israel Tax Authority related to an audit covering indirect and income taxes for certain periods dating back to 2020. As a result of the settlement, the Company recorded $0.8 million in general and administrative expense and $0.4 million in income tax expense during the three and nine months ended September 30, 2025. The Company does not expect material changes to its future effective tax rate as a result of this settlement.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, extending several key provisions of the 2017 Tax Cuts and Jobs Act. Among its updates are provisions that allow for the immediate expensing of qualifying research and development expenses and certain capital expenditures. The impacts of OBBBA are reflected in the results for the three and nine months ended September 30, 2025, and there was no material impact to the Unaudited Condensed Consolidated Financial Statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For additional information about income taxes, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company’s purchase commitments as of September 30, 2025 are primarily related to agreements to purchase services in the ordinary course of business. As of September 30, 2025, the total minimum purchase obligations totaled $8.8 million. There have been no other material changes outside the normal course of business to the Company’s non-cancellable purchases commitments. For additional information, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2024, included in Part II, Item 8 of the 2024 Form 10-K.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended September 30, 2025 and 2024, the Company’s matching contributions to these plans totaled $1.1 million and $0.8 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s matching contributions to these plans totaled $2.7 million and $2.7 million, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 5% and 6% of the Company’s total revenue for the three and nine months ended September 30, 2025, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the nine months ended September 30, 2025, the Company recognized the loss recovery as litigation settlement income of approximately $36.2 million and interest income of approximately $1.7 million.

Please refer to Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Form 10-K for the year ended December 31, 2024, and Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed with the SEC on July 31, 2025, for additional information and disclosures regarding the Company’s litigation with Oracle.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages are approximately $9.5 million and $7.2 million as of September 30, 2025 and December 31, 2024, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of September 30, 2025, ASP owned approximately 25.7% of the Company’s issued and outstanding shares of Common Stock.

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

For the three and nine months ended September 30, 2025 and 2024, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income attributable to common stockholders (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income attributable to common stockholders:
Net income	$2,766	$(43,100)	$36,374	$(42,931)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average number of shares of Common Stock outstanding:
Basic	92,177	90,776	91,851	90,343
Stock options	501	—	90	—
PSUs	345	—	412	—
RSUs	2,268	—	1,980	—
Diluted	95,291	90,776	94,333	90,343
Net income per share attributable to common stockholders:
Basic	$0.03	$(0.47)	$0.40	$(0.48)
Diluted	$0.03	$(0.47)	$0.39	$(0.48)

The following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs and PSUs	478	3,156	359	2,979
Stock options	5,109	7,405	8,619	7,448
Warrants	3,440	3,440	3,440	3,440
Total	9,027	14,001	12,418	13,867

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

Investments

All of the Company’s investments as of September 30, 2025 are classified as cash equivalents. During the nine months ended September 30, 2024, the Company transferred its investments in U.S. Federal agency bonds and U.S. treasury notes into other highly liquid interest-earning investments with maturities of less than three months. The fair values of these investments approximate their carrying values and are considered Level 1 assets.

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

Derivatives

The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes. As discussed in Note 5, the interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of September 30, 2025.

To estimate fair value for the Company's interest rate swap agreement as of September 30, 2025, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be a liability of $0.5 million as of September 30, 2025.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification	September 30, 2025	December 31, 2024
Interest rate swap	Deposits and other	$—	$436
	Other long-term liabilities	543	—
	Accumulated other comprehensive income (loss)	(495)	370

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative Instrument	Income Statement Classification	2025	2024	2025	2024
Interest rate swap	Interest expense (benefit)	$(64)	$(167)	$(188)	$(603)

NOTE 12 - LEASES

The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon a specified notice period with a penalty. The Company’s leases have various remaining lease terms ranging from approximately five months to approximately ten years.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense related to ROU assets and liabilities	$1,276	$1,137	$3,697	$3,359
Other lease expense	167	206	652	500
Total lease expense	$1,443	$1,343	$4,349	$3,859

Other information related to leases was as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Balance Sheet Information	September 30, 2025	December 31, 2024
Operating lease right-of-use assets, noncurrent	$21,114	$7,161

	September 30, 2025	December 31, 2024
Operating lease liabilities, current	$4,606	$3,967
Operating lease liabilities, noncurrent	19,348	7,064
Total operating lease liabilities	$23,954	$11,031

The Company entered into an operating lease effective June 1, 2025 in India. The lease expires in 2035 and resulted in a balance of $14.8 million of operating lease ROU assets and $14.4 million of operating lease liabilities as of September 30, 2025. As of September 30, 2025, the Company has one additional operating lease with a net present value of $0.6 million that will commence in November 2025.

Weighted Average Remaining Lease Term	Years
Operating leases	7.0
Weighted Average Discount Rate
Operating leases	7.8%

Maturities of operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Year Ending September 30,
2026	$1,574
2027	6,250
2028	3,879
2029	3,615
2030	3,006
Thereafter	13,365
Total future undiscounted lease payments	31,689
Less imputed interest	(7,735)
Total	$23,954

For the three months ended September 30, 2025 and 2024, the Company paid $1.5 million and $1.4 million, respectively, for operating lease liabilities. For the nine months ended September 30, 2025 and 2024, the Company paid $4.5 million and $4.2 million, respectively, for operating lease liabilities.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$103,428	$104,672	$311,746	$314,540
Less:
Cost of revenue, adjusted
Employee compensation and benefits (a)	24,088	25,383	74,213	79,609
Engineering consulting costs	7,359	6,375	20,113	18,905
Administrative allocations	4,780	4,093	13,315	12,324
All other costs (b)	4,603	4,815	13,828	13,750
Total cost of revenue, adjusted	40,830	40,666	121,469	124,588
Sales and marketing, adjusted (c)	36,897	35,215	107,218	110,753
General and administrative, adjusted (c)	16,107	14,472	46,365	47,861
Stock-based compensation expense	2,786	2,174	8,361	7,137
Depreciation and amortization expense	1,050	917	2,839	2,650
Reorganization costs	752	1,431	1,936	4,639
Litigation costs and related recoveries, net	621	59,391	(31,386)	63,918
Interest expense	1,446	1,577	4,750	4,401
Other (income) expenses, net	(531)	642	(1,686)	(1,814)
Income taxes	704	(8,713)	15,506	(6,662)
Segment net income (loss)	2,766	(43,100)	36,374	(42,931)

Reconciliation of profit
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$2,766	$(43,100)	$36,374	$(42,931)

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

Geographic Information

The Company attributes revenues to geographic regions based on the location of its clients. The following table shows revenues by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States of America	$46,254	$51,588	$145,512	$156,850
International	57,174	53,084	166,234	157,690
Total	$103,428	$104,672	$311,746	$314,540

For the three months ended September 30, 2025 and 2024, Japan represented approximately 12.4% and 10.3% of total revenue, respectively. For the nine months ended September 30, 2025 and 2024, Japan represented approximately 11.5% and 9.9% of total revenue, respectively.

No clients represented more than 10% of revenue for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, no clients accounted for more than 10% of total net accounts receivable.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company tracks its assets by physical location. The following shows the net carrying value of the Company’s property and equipment by geographic region (in thousands):

	September 30, 2025	December 31, 2024
United States of America	$6,358	$7,007
Brazil	2,605	754
India	798	1,432
Rest of World	938	698
Total property and equipment, net	$10,699	$9,891

The operating lease ROU assets by geographic region were as follows (in thousands):

	September 30, 2025	December 31, 2024
India	$15,438	$1,390
United States of America	3,193	4,112
Brazil	1,017	1,193
Rest of World	1,466	466
Total operating lease right-of-use assets	$21,114	$7,161

Prior year amounts of property and equipment for India and Brazil have been reclassified from Rest of World for consistency with the current year presentation. This reclassification had no effect on the Unaudited Condensed Consolidated Financial Statements.

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
•our ability to expand our leadership position in independent enterprise software support and to sell our managed services, professional services and innovation offerings;
•our expectations regarding new product offerings, innovation solutions, partnerships and alliance programs;
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
•tariff costs, including tariff relief or the ability to mitigate tariffs, in light of new or increased tariffs imposed by the United States government and the potential for retaliatory trade measures by affected countries;
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
•our ability to prevent unauthorized access to our information technology systems and other cybersecurity threats, protect the confidential information of our employees and clients and comply with privacy and data protection regulations, as well as any deficiencies associated with artificial intelligence (AI) technologies used by us or by our third-party vendors and service providers or incorporated by us into our service offerings;
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

To meet the needs of our clients and prospects and to service what we believe is a significantly expanded addressable market opportunity, we continue to expand our solutions portfolio (our “Solutions Portfolio”) to a wider array of enterprise software – including an expanded list of supported software for VMware; managed services for Oracle, SAP, Salesforce®, IBM, ServiceNow®, and open-source database software; and new solutions for security, interoperability, observability and consulting. We also offer a unified package of our services as Rimini ONE™, a unique end-to-end, “turnkey” outsourcing option for certain Oracle and SAP landscapes designed to optimize our clients’ existing technologies with a minimum of 15 extended years of operating lifespan and enable our clients to focus their IT talent and budget on potentially higher-value, innovative projects that will support competitive advantage and growth.

Enterprise software support, products and services is one of the largest categories of overall global information technology (“IT”) spending. We believe enterprise resource planning (“ERP”), customer relationship management (“CRM”), product lifecycle management (“PLM”) database and technology software systems have become increasingly important in the operation of mission-critical business processes over the last 30 years. We also believe organizations are increasingly creating more complex IT environments that are a mixture of multiple technologies, business models and vendors, including perpetual license and subscription license software solutions, deployed across the client’s system and cloud computing providers (hybrid IT environments), and consisting of proprietary and non-proprietary open-source software, all from a multitude of different technology vendors. The costs associated with running and supporting these systems; failure and downtime; security exposure; integrating and monitoring; and maintaining the tax, legal and regulatory compliance of these software systems, have increased in both actual spend and as a percentage of the full IT budget. As a result, we believe that licensees often view enterprise software support, products and services as a mandatory cost of doing business. The majority of our revenue through September 30, 2025, was generated from our support solutions.

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

As of September 30, 2025, we employed over 2,000 professionals and supported over 3,150 active clients globally, including 81 Fortune 500 companies and 21 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

Our subscription-based revenue provides a foundation for, and visibility into, future period results. For the three months ended September 30, 2025 and 2024, we generated revenue of $103.4 million and $104.7 million, respectively, representing a decrease of 1%. During the three months ended September 30, 2025, we recorded net income of $2.8 million, and as of September 30, 2025, we had an accumulated deficit of $202.1 million. Approximately 45% and 49% of our revenue was generated in the United States for the three months ended September 30, 2025 and 2024, respectively. Approximately 55% and 51% of our revenue was generated in foreign jurisdictions for the three months ended September 30, 2025 and 2024, respectively.

In 2024, we announced that we would Wind Down services for Oracle PeopleSoft products and began the Wind Down project. The Wind Down includes our Rimini Support™, Rimini Manage™ and Rimini Consult™ services for Oracle PeopleSoft products.

On July 7, 2025, we and Mr. Ravin entered into a Settlement Agreement with Oracle Corporation relating to the Rimini II litigation. Under the terms of this agreement, we are required to complete the Wind Down no later than July 31, 2028 (the “Wind Down Period”). The Wind Down includes our Rimini Support, Rimini Manage and Rimini Consult services for Oracle PeopleSoft products. As we provide services for Oracle PeopleSoft products to clients globally, the Wind Down process is expected to take place over the Wind Down Period, but both the pace of revenue reduction and the final date that the Company will receive revenue from the discontinued services is unknown as of the date of this Report. We expect significant reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period. Revenue related to providing services for Oracle PeopleSoft products accounted for approximately 6% of revenue for the nine months ended September 30, 2025 and approximately 8% of revenue for the nine months ended September 30, 2024.

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

Uncertainty regarding changes continuing to be made in laws and regulations by the current U.S. administration, along with uncertainty about U.S. trade policies, particularly when pertaining to treaties, tariffs and other limitations on international trade, are causing economic and geopolitical uncertainty. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients in non-sanctioned countries globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of the economic disruptions described above had a significant net impact on our revenue or results of operations during the three and nine months ended September 30, 2025.

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

Key Business Metrics

Number of clients

Since the founding of our Company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of September 30, 2025 and 2024, we had approximately 3,155 and 3,097 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of September 30, 2025 and 2024, we had approximately 1,590 and 1,577 unique clients, respectively.

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

Annualized recurring revenue

We recognize subscription revenue on a daily basis. We define annualized recurring revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base assuming no cancellations or price changes occur during that period. Subscription revenue, which excludes any non-recurring revenue, was $98 million, or 95% of total revenue for the three months ended September 30, 2025 and $100 million, or 96% of total revenue for the three months ended September 30, 2024.

Our annualized recurring revenue was $391 million and $402 million as of September 30, 2025 and 2024, respectively. The decline reflects the recent reduction in client retention, not fully offset by new client engagements.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 89% for each of the 12 months ended September 30, 2025 and 2024, respectively.

Gross profit margin

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 59.9% and 60.7% for the three months ended September 30, 2025 and 2024, respectively. Our gross profit margin declined for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to a change in our revenue mix as evidenced by a decline in PeopleSoft and other subscription revenue, which was offset, in part, by an increase in professional services revenue.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

Our consolidated statements of operations for the three months ended September 30, 2025 and 2024, are presented below (in thousands):

	Three Months Ended September 30,		Variance
	2025	2024	Amount	Percent
Revenue	$103,428	$104,672	$(1,244)	(1.2)%
Cost of revenue:
Employee compensation and benefits	24,609	25,756	(1,147)	(4.5)%
Engineering consulting costs	7,359	6,375	984	15.4%
Administrative allocations (1)	4,780	4,093	687	16.8%
All other costs	4,742	4,911	(169)	(3.4)%
Total cost of revenue	41,490	41,135	355	0.9%
Gross profit	61,938	63,537	(1,599)	(2.5)%
Gross profit margin	59.9%	60.7%
Operating expenses:
Sales and marketing	37,939	35,781	2,158	6.0%
General and administrative	18,241	16,528	1,713	10.4%
Reorganization costs	752	1,431	(679)	(47.4)%
Litigation costs and related recoveries, net	621	59,391	(58,770)	(99.0)%
Total operating expenses	57,553	113,131	(55,578)	(49.1)%
Operating income	4,385	(49,594)	53,979	(108.8)%
Non-operating income and (expenses):
Interest expense	(1,446)	(1,577)	131	(8.3)%
Other income (expenses), net	531	(642)	1,173	(182.7)%
Income before income taxes	3,470	(51,813)	55,283	(106.7)%
Income taxes	(704)	8,713	(9,417)	(108.1)%
Net income	$2,766	$(43,100)	$45,866	(106.4)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Revenue. Revenue declined from $104.7 million for the three months ended September 30, 2024 to $103.4 million for the three months ended September 30, 2025, a decrease of $1.2 million or 1%. The decrease in revenue was driven, in part, by a reduction in PeopleSoft and other subscription clients. The subscription revenue decline of $2.6 million for the three months ended September 30, 2025 was offset, in part, by an increase in our professional services revenue of $1.4 million for the same three months ended September 30, 2025. Our average number of unique clients has increased 1% from 1,555 for the three months ended September 30, 2024 to 1,572 for the three months ended September 30, 2025. On a geographic basis, United States revenue declined from $51.6 million for the three months ended September 30, 2024 to $46.3 million for the three months ended September 30, 2025, a decrease of $5.3 million or 10%. Our international revenue grew from $53.1 million for the three months ended September 30, 2024 to $57.2 million for the three months ended September 30, 2025, an increase of $4.1 million or 8%.

We are required to complete the Wind Down of support and services for Oracle PeopleSoft products no later than July 31, 2028. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 5% and 8% of the Company’s total revenue for the three months ended September 30, 2025 and 2024, respectively.

Cost of revenue. Cost of revenue increased from $41.1 million for the three months ended September 30, 2024 to $41.5 million for the three months ended September 30, 2025, an increase of $0.4 million or 1%. The key drivers related to the cost of revenue increase were a $1.0 million increase in engineering consulting costs and a $0.7 million increase in administrative allocations, which were offset, in part, by a decline in employee compensation and benefits of $1.1 million and a $0.2 million decrease in all other costs.

Gross profit. Gross profit decreased from $63.5 million for the three months ended September 30, 2024 to $61.9 million for the three months ended September 30, 2025, a decrease of $1.6 million or 3%. Gross profit margin for the three months ended September 30, 2024 was 60.7% compared to 59.9% for the three months ended September 30, 2025. For the three months ended September 30, 2025, the total cost of revenue increased by 1% compared to a decrease in revenue of 1% for the three months ended September 30, 2025. As a result, our gross profit margin declined by 80 basis points period over period. We will continue to monitor and manage our overall gross margin as we enter and invest in a broader mix of products and services.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 37% and 34% for the three months ended September 30, 2025 and 2024, respectively. In dollar terms, sales and marketing expenses increased from $35.8 million for the three months ended September 30, 2024 to $37.9 million for the three months ended September 30, 2025, an increase of $2.2 million or 6%. This increase was primarily due a $1.2 million increase in employee compensation and benefits, a $0.6 million increase related to travel expenses and a $0.8 million increase in allocated costs. These increases were primarily offset by a $0.3 million decrease in marketing and advertising expenses. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

General and administrative expenses. General and administrative expenses increased from $16.5 million for the three months ended September 30, 2024 to $18.2 million for the three months ended September 30, 2025, an increase of $1.7 million or 10%. This increase was due to an increase in employee compensation and benefits of $1.2 million and increase of other taxes of $1.8 million, primarily due to the settlement of a foreign tax audit for $0.8 million. The unfavorable variances were offset by an increased benefit of administrative allocation expenses by $1.5 million.

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

Reorganization costs. During the year ended December 31, 2024, we began a process to optimize our cost structure through a headcount reduction. We recognized reorganization costs of $0.8 million for the three months ended September 30, 2025 compared to $1.4 million for the three months ended September 30, 2024. The costs were primarily related to severance costs associated with our reorganization plan. We are likely to incur additional reorganization costs during the fourth quarter of 2025 as we continue to optimize our cost structure in areas where opportunities to streamline our operations exist.

Litigation costs and related recoveries, net. Litigation costs and related recoveries, net consist of the following (in thousands):

	Three Months Ended September 30,
	2025	2024	Variance
Litigation settlement	$—	$58,512	$(58,512)
Professional fees and other costs of litigation	621	879	(258)
Litigation costs and related recoveries, net	$621	$59,391	$(58,770)

Litigation settlement expense decreased from $58.5 million for the three months ended September 30, 2024 to no expense for the three months ended September 30, 2025. In September 2024, the District Court issued its order on Oracle’s motion for attorneys’ fees and taxable costs and awarded Oracle approximately $58.5 million in attorneys’ fees and costs, which we recorded during the three months ended September 30, 2024.

Professional fees and other costs associated with litigation decreased from $0.9 million for the three months ended September 30, 2024 to $0.6 million for the three months ended September 30, 2025, a decrease of $0.3 million. This decrease was primarily due to the timing of when litigation costs relating to the Rimini II litigation were incurred. Also, in July 2025, we entered into a Settlement Agreement with Oracle. While we expect to incur professional fees and other costs associated with litigation in the future throughout the Wind Down Period, it is our expectation that those costs will decrease from our historical spend. Please refer to Note 8 to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, for additional information regarding our litigation with Oracle.

Interest expense. Interest expense decreased from $1.6 million for the three months ended September 30, 2024 to $1.4 million for the three months ended September 30, 2025. Interest expense declined primarily due to a reduction in the SOFR rate for the three months ended September 30, 2025 compared to the prior year. This decline was offset in part by interest incurred on the revolving line of credit for the three months ended September 30, 2025.

Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended September 30, 2025, net other income of approximately $0.5 million was comprised of interest income of $1.0 million, which was offset by foreign currency losses of $0.4 million and other expenses of $0.1 million. For the three months ended September 30, 2024, net other expense of approximately $0.6 million was comprised primarily of foreign exchange losses of $1.7 million and other expenses of $0.1 million, which were offset by interest income from cash and cash equivalents of $1.1 million.

Income taxes. We had an income tax benefit of $8.7 million for the three months ended September 30, 2024 compared to an income tax expense of $0.7 million for the three months ended September 30, 2025. For the three months ended September 30, 2025, the primary reason for the change in income taxes was due to an increase of income before taxes of $55.3 million in the current year period compared to the prior year period because of the litigation settlement expense recognized during the three months ended September 30, 2024. In addition, we incurred income taxes as a result of our settlement of a foreign tax audit for $0.4 million during the three months ended September 30, 2025.

Comparison of Nine Months Ended September 30, 2025 and 2024

Our consolidated statements of operations for the nine months ended September 30, 2025 and 2024, are presented below (in thousands):

	Nine Months Ended September 30,		Variance
	2025	2024	Amount	Percent
Revenue	$311,746	$314,540	$(2,794)	(0.9)%
Cost of revenue:
Employee compensation and benefits	75,748	80,957	(5,209)	(6.4)%
Engineering consulting costs	20,113	18,905	1,208	6.4%
Administrative allocations (1)	13,315	12,324	991	8.0%
All other costs	14,245	14,044	201	1.4%
Total cost of revenue	123,421	126,230	(2,809)	(2.2)%
Gross profit	188,325	188,310	15	—%
Gross profit margin	60.4%	59.9%
Operating expenses:
Sales and marketing	110,214	112,299	(2,085)	(1.9)%
General and administrative	52,617	54,460	(1,843)	(3.4)%
Reorganization costs	1,936	4,639	(2,703)	(58.3)%
Litigation costs and related recoveries, net	(31,386)	63,918	(95,304)	(149.1)%
Total operating expenses	133,381	235,316	(101,935)	(43.3)%
Operating income	54,944	(47,006)	101,950	(216.9)%
Non-operating income and (expenses):
Interest expense	(4,750)	(4,401)	(349)	7.9%
Other income (expenses), net	1,686	1,814	(128)	(7.1)%
Income before income taxes	51,880	(49,593)	101,473	(204.6)%
Income taxes	(15,506)	6,662	(22,168)	(332.8)%
Net income	$36,374	$(42,931)	$79,305	(184.7)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Revenue. Revenue declined from $314.5 million for the nine months ended September 30, 2024 to $311.7 million for the nine months ended September 30, 2025, a decrease of $2.8 million or 1%. The decline in revenue was driven, in part, by a reduction in PeopleSoft and other subscription clients. The subscription revenue decline of $8.8 million for the nine months ended September 30, 2025 was offset, in part, by an increase in our professional services revenue of $6.1 million over the same nine months ended September 30, 2025. On a geographic basis, United States revenue declined from $156.9 million for the nine months ended September 30, 2024 to $145.5 million for the nine months ended September 30, 2025, a decrease of $11.3 million or 7%. Our international revenue grew from $157.7 million for the nine months ended September 30, 2024 to $166.2 million for the nine months ended September 30, 2025, an increase of $8.5 million or 5%.

We are required to complete the Wind Down of support and services for Oracle PeopleSoft products no later than July 31, 2028. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 6% and 8% of the Company’s total revenue for the nine months ended September 30, 2025 and 2024, respectively.

Cost of revenue. Cost of revenue decreased from $126.2 million for the nine months ended September 30, 2024 to $123.4 million for the nine months ended September 30, 2025, a decrease of $2.8 million or 2%. The key drivers related to the cost of revenue decrease were a $5.2 million decrease in employee compensation and benefits as the average headcount decreased 6%, which was offset by a $1.2 million increase in engineering consulting costs, a $1.0 million increase in administrative allocations and a $0.2 million increase in all other costs.

Gross profit. Gross profit increased $15 thousand from $188.3 million for the nine months ended September 30, 2024 to $188.3 million for the nine months ended September 30, 2025. Gross profit margin for the nine months ended September 30, 2024 was 59.9% compared to 60.4% for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, the total cost of revenue decreased by 2%, primarily due to a decrease in average headcount of 6% compared to a decline in revenue of 1% for the nine months ended September 30, 2025. As a result, our gross profit margin improved by 50 basis points period over period. We will continue to monitor and manage our overall gross margin as we enter and invest in a broader mix of products and services.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 35% and 36% for the nine months ended September 30, 2025 and 2024, respectively. In dollar terms, sales and marketing expenses decreased from $112.3 million for the nine months ended September 30, 2024 to $110.2 million for the nine months ended September 30, 2025, a decrease of $2.1 million or 2%.

This decline was primarily due to a reduction of $3.0 million related to travel and entertainment costs incurred as part of a sales training event held in January 2024. In addition, marketing and advertising costs declined $1.0 million for the nine months ended September 30, 2025. These declines were offset, in part, by increases in costs for employee compensation and benefits of $0.7 million and for administrative allocations of $1.3 million, respectively, for the nine months ended September 30, 2025. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

General and administrative expenses. General and administrative expenses decreased from $54.5 million for the nine months ended September 30, 2024 to $52.6 million for the nine months ended September 30, 2025, a decrease of $1.8 million or 3%. This decrease was comprised of several items, which included a decrease in employee compensation and benefits of $0.5 million, an increase in administrative allocations of $2.3 million, a decrease of contract labor of $0.6 million and a reduction of professional fees of $0.7 million for the nine months ended September 30, 2025. These favorable variances were offset by an increase in other taxes of $1.6 million, primarily due to the settlement of a foreign tax audit for $0.8 million, and rent and facility costs of $0.6 million.

Reorganization costs. During the year ended December 31, 2024, we began a process to optimize our cost structure through a headcount reduction. We recognized reorganization costs of $1.9 million for the nine months ended September 30, 2025 compared to $4.6 million for the nine months ended September 30, 2024. The costs were primarily related to severance costs associated with our reorganization plan. We are likely to incur additional reorganization costs during the fourth quarter of 2025 as we continue to optimize our cost structure in areas where opportunities to streamline our operations exist.

Litigation costs, net of related insurance recoveries. Litigation costs, net of related insurance recoveries, consist of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024	Variance
Litigation settlement	$(36,196)	$58,512	$(94,708)
Professional fees and other costs of litigation	4,810	5,406	(596)
Litigation costs and related recoveries, net	$(31,386)	$63,918	$(95,304)

Litigation settlement expense decreased from an expense of $58.5 million for the nine months ended September 30, 2024 to a litigation settlement benefit of $36.2 million for the nine months ended September 30, 2025, a change of $94.7 million. In September 2024, the District Court issued its order on Oracle’s motion for attorneys’ fees and taxable costs and awarded Oracle approximately $58.5 million in attorneys’ fees and costs, which we recorded during the nine months ended September 30, 2024. In July 2025, in accordance with the terms of the Settlement Agreement, we received from Oracle approximately $37.9 million of the $58.5 million in attorneys’ fees and costs and $0.2 million of interest that we previously paid to Oracle in late 2024. This loss recovery was recognized as litigation settlement income of $36.2 million and interest income of $1.7 million during the nine months ended September 30, 2025. While we expect to incur professional fees and other costs associated with litigation in the future throughout the Wind Down Period, it is our expectation that those costs will decrease from our historical spend.

Professional fees and other costs associated with litigation decreased from $5.4 million for the nine months ended September 30, 2024 to $4.8 million for the nine months ended September 30, 2025, a decrease of $0.6 million. This decrease was primarily due to the timing of when litigation costs relating to the Rimini II litigation were incurred. Please refer to Note 8 to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, for additional information regarding our litigation with Oracle.

Interest expense. Interest expense increased from $4.4 million for the nine months ended September 30, 2024 to $4.8 million for the nine months ended September 30, 2025. Interest expense increased primarily due to borrowing $15.0 million in October 2024 under the revolving line of credit, which resulted in interest expense of $0.5 million for the nine months ended September 30, 2025.

Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the nine months ended September 30, 2025, net other income of approximately $1.7 million was comprised primarily of interest income of $4.1 million, which included $1.7 million related to interest income comprising a portion of the total $37.9 million of attorneys’ fees and costs remitted by Oracle to us as well as interest income earned from cash and cash equivalents. The interest income was offset, in part, by foreign exchange losses of $2.1 million and other expenses of $0.3 million. For the nine months ended September 30, 2024, net other income of approximately $1.8 million was comprised primarily of income from cash equivalents and investments of $3.0 million which were offset, in part, by foreign exchange losses of $0.6 million and other expenses of $0.6 million.

Income tax expense. We recorded an income tax benefit of $6.7 million for the nine months ended September 30, 2024 compared to an income tax expense of $15.5 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, the primary reason for the increase in income tax expense was due to an increase of income before taxes of $101.5 million in the current year period compared to the prior year period was because of reaching a Settlement Agreement with Oracle in July 2025.

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had a working capital deficit of $41.4 million and an accumulated deficit of $202.1 million. For the three months ended September 30, 2025, we recorded net income of $2.8 million. As of September 30, 2025, we had available cash, cash equivalents and restricted cash of $109.9 million.

In April 2024, we refinanced our Original Credit Facility, which had an outstanding principal balance of $70.9 million, with a new five-year senior secured credit facility (“2024 Credit Facility”) consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. As of September 30, 2025, we had outstanding term loan borrowings of $70.3 million and no borrowings on the revolving line of credit under our 2024 Credit Facility, as we repaid the remaining $10.0 million outstanding on July 15, 2025. As a result, we had net available borrowing capacity of $35.0 million under our revolving line of credit as of September 30, 2025.

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

The 2024 Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. We believe that we are in compliance with these financial covenants for the three months ended September 30, 2025.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our 2024 Credit Facility.

A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $206.9 million that is included in current liabilities as of

September 30, 2025. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to clients are currently limited to approximately 40% of the related deferred revenue based on our gross profit percentage of 60% for the three months ended September 30, 2025.

For the next year, assuming that our operations are not significantly impacted by inflation, continued interest rate changes, other global economic or geopolitical uncertainties, political and trade turmoil between the U.S. and China, continuation or resumption of conflict in Israel and other countries, or the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, we believe that cash, cash equivalents and restricted cash of $109.9 million as of September 30, 2025, plus future cash flows from operating activities and our 2024 Credit Facility will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. In an economic downturn, however we may be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our 2024 Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$40,659	$(1,169)
Investing activities	(3,865)	7,128
Financing activities	(21,810)	46

The effect of foreign currency translation changes was favorable for $5.7 million for the nine months ended September 30, 2025 compared to an unfavorable impact of $1.9 million for the nine months ended September 30, 2024, respectively, due to favorable foreign exchange impacts related to our foreign cash. For the nine months ended September 30, 2025, we experienced a change in foreign currency exchange rates as the U.S. dollar weakened against the majority of foreign currencies where we operate. The favorable foreign currency impact was primarily related to our foreign cash held in Japan and other foreign entities as those local currencies strengthened against the U.S. dollar.

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

For the nine months ended September 30, 2025, cash flows provided by operating activities was approximately $40.7 million, which included the receipt of $37.9 million of litigation settlement proceeds in July 2025. The other key drivers resulting in our cash provided by operating activities for the nine months ended September 30, 2025, included net income of $36.4 million and adjustments to reconcile net income to net cash totaling $25.1 million, offset in part by unfavorable changes in operating assets and liabilities of $20.8 million, resulting in net cash provided by operating activities of $40.7 million.

For the nine months ended September 30, 2025, adjustments to reconcile net income to net cash consisted primarily of stock-based compensation expense of $8.4 million, amortization and accretion related to operating lease ROU assets of

$3.7 million, depreciation and amortization expense of $2.8 million, accretion and amortization of debt discount and issuance costs of $0.5 million and a favorable change in deferred income taxes of $9.7 million. For the nine months ended September 30, 2025, the changes in operating assets and liabilities, net consisted of favorable changes to accounts receivable of $50.3 million and deferred contract costs of $0.3 million. The favorable change to accounts receivable was a result of collecting $303.9 million during the nine months ended September 30, 2025 which was offset by billings, net of $256.5 million during the nine months ended September 30, 2025. As a result, our days sales outstanding for accounts receivable was 119 days as of September 30, 2025. The favorable change in deferred contract costs was due to capitalizing $13.8 million of commissions and amortizing $14.2 million of deferred contract costs during the nine months ended September 30, 2025.

Offsetting these favorable changes were unfavorable changes to deferred revenue of $59.6 million, accrued compensation, benefits, commissions and other of $4.3 million and prepaid expenses, deposits and other of $6.9 million for the nine months ended September 30, 2025. The use of cash for deferred revenue was due to recognizing $311.7 million in revenue for the current period, which was offset by recording billings, net of $256.5 million during the current period. The unfavorable use of prepaid expenses, deposits and other of $6.9 million was primarily due to payments for software licenses $4.0 million and future marketing trade shows for $1.2 million. The unfavorable use of accrued liabilities of $4.3 million was due primarily to payments for bonuses, commissions and taxes during the nine months ended September 30, 2025.

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

Offsetting these favorable changes were unfavorable changes to deferred revenue of $60.8 million, accounts payable of $1.4 million and prepaid expenses, deposits and other of $0.2 million for the nine months ended September 30, 2024. Regarding the use of cash for deferred revenue, it was due to recognizing $314.5 million in revenue for the current period, which was offset by recording billings, net of $250.9 million during the nine months ended September 30, 2024.

Cash Flows Provided By (Used In) Investing Activities

Cash used in investing activities totaled $3.9 million for the nine months ended September 30, 2025 and cash provided by investing activities totaled $7.1 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, cash used in investing activities was primarily driven by capital expenditures for leasehold improvements, software development costs, and computer equipment of $3.9 million. Specifically, these capital expenditures were primarily located in Brazil, the U.S. and Korea. In Brazil, our capital expenditures included leasehold improvements of $1.4 million, furniture and fixtures of $0.4 million and computers of $0.4 million. In the U.S., our capital expenditures consisted of capitalized software development costs of $0.7 million and computers of $0.3 million. In Korea, we capitalized leasehold improvements of $0.3 million and computers of $0.1 million.

For the nine months ended September 30, 2024, cash provided by investing activities of $7.1 million was primarily driven by proceeds from sales and maturities of short-term investments of $17.3 million, which were offset by purchases of short-term investments of $7.5 million and capital expenditures of $2.7 million for leasehold improvements, software development costs, and computer equipment. The capital expenditures of $2.7 million consisted primarily of capitalized software development costs, new computer equipment, and furniture and fixtures in our U.S. entity of $2.0 million and $0.7 million for computer equipment at our foreign locations, primarily in Brazil of $0.2 million and in India of $0.3 million.

Cash Flows Provided By (Used In) Financing Activities

For the nine months ended September 30, 2025, cash utilized in financing activities of $21.8 million was attributable to principal payments related to the 2024 Credit Facility for the revolving line of credit of $15.0 million and the term loan of $2.8 million, payments to repurchase shares of Common Stock totaling $3.8 million and capital lease payments of $0.3 million. These activities were offset, in part, by proceeds from stock option exercises of $59.0 thousand.

For the nine months ended September 30, 2024, cash provided by financing activities of $46.0 thousand was attributable to proceeds received from the 2024 Credit Facility of $2.9 million, which were offset by principal payments related to the Original Credit Facility of $2.6 million and capital lease payments of $0.3 million.

Foreign Subsidiaries

Our foreign subsidiaries and branches are dependent on our U.S.-based parent for continued funding. We currently do not intend to repatriate any amounts that have been invested overseas back to the U.S.-based parent. However, we may still be liable for withholding taxes, state taxes, or other income taxes that might be incurred upon the repatriation of foreign earnings. We have not made any provision for additional income taxes on undistributed earnings of our foreign subsidiaries. As of September 30, 2025, we had cash and cash equivalents of $35.9 million held by our foreign subsidiaries.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, “Revenue from Contracts with Customers” by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are assessing the impact of the adoption of this standard on our Consolidated Financial Statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 modernizes the accounting for internal-use software by removing the stage-based model and introducing a principles-based framework for capitalization. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are assessing the impact of the adoption of this standard on our Consolidated Financial Statements and related disclosures.

We believe that no other recently issued accounting standards will have a material impact on our Unaudited Condensed Consolidated Financial Statements or apply to our operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Brazilian Real, Australian Dollar, Indian Rupee and Japanese Yen. For the three months ended September 30, 2025 and 2024, we generated approximately 55% and 51% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we evaluate the costs and benefits of entering into future hedge transaction for currencies other than the U.S. Dollar.

As of September 30, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $0.9 million in our Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $3.7 million in our Consolidated Statement of Cash Flows.

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

Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of September 30, 2025, we had $70.3 million outstanding debt under the 2024 Credit Facility and no borrowings under the revolving line of credit. As of September 30, 2025, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.7 million in annual interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the 2024 Credit Facility.

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

 In connection with the preparation of this Report, as of September 30, 2025, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, they concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Interruptions or performance problems with SaaS technologies and related services from third parties that we use to operate critical functions of our business, including any deficiencies associated with artificial intelligence (AI) technologies used by us or such third parties or incorporated by us unto our service offerings, may adversely affect our business and operating results.
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
•There can be no assurance that we will pay dividends on our Common Stock; if we do not pay cash dividends, the ability to achieve a return on investment in our Common Stock will depend on appreciation in the price of our Common Stock.
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

The Settlement Agreement requires us to complete the Wind Down no later than July 31, 2028. The Wind Down includes our Rimini Support, Rimini Manage and Rimini Consult services for Oracle PeopleSoft products. As we provide services for Oracle PeopleSoft products to clients globally, the Wind Down process is expected to take place over the Wind Down Period, but both the pace of revenue reduction and the final date that we will receive revenue from the discontinued services are unknown as of the date of this Report. We expect significant reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period. Revenue related to providing services for Oracle PeopleSoft products accounted for approximately 6% of revenue for the nine months ended September 30, 2025 and approximately 8% of revenue for the nine months ended September 30, 2024.

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

We recorded net income of $2.8 million for the three months ended September 30, 2025, and we had an accumulated deficit of $202.1 million as of September 30, 2025. We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. To increase our revenue, we must add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients. As competitors introduce low-cost and/or differentiated services that are perceived to compete with ours, or as enterprise software vendors introduce competitive pricing or additional products and services or implement other sales strategies to compete with us, our ability to sell to new clients and renew agreements with existing clients based on pricing, service levels, technology and functionality could be impaired. In addition, certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services. As a result, we may be unable to renew or extend our agreements with existing clients or attract new clients or new business from existing clients on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

Additionally, we intend to continue to expend significant funds to expand our sales and marketing operations, enhance our service offerings, expand into new markets, launch new product offerings and meet the compliance requirements associated with our operations as a public company. We continue to collaborate and partner in key strategic areas, including agentic AI, to drive revenue growth for both new and existing offerings. Client adoption rates are less certain in these highly competitive and rapidly developing areas. Additionally, emerging business models may unfavorably impact demand and profitability for our other service offerings. If we do not adequately and timely anticipate and respond to changes in client and market preferences, competitive actions, disruptive technologies and emerging business models, client demand for our service offerings may decline. Further, our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. Finally, many companies with which we compete have larger and longer-tenured sales and marketing teams, which may impact the ability to grow our business, which could have an adverse effect on our revenue and growth. If we are unable to achieve and sustain revenue growth or profitability, the market price of our securities may significantly decrease.

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

Our revenue declined from $104.7 million for the three months ended September 30, 2024 to $103.4 million for the three months ended September 30, 2025, representing a period over period decrease of 1%. Our revenue for any previous quarterly or annual periods should not be relied upon as an indication of our revenue or revenue growth in the future. Further, efforts focused on future growth may not result in increased revenue. We believe growth of our revenue depends on a number of factors, including our ability to:

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

Furthermore, to execute our business strategy, we must attract and retain highly qualified personnel, including sales personnel. Our ability to increase our client base and achieve broader market acceptance of our services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force globally. We are experiencing a very competitive recruiting environment, creating difficulty in hiring and retaining sufficient numbers of highly skilled sales personnel and other employees with appropriate qualifications. In particular, we have experienced extreme hiring competition in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and other countries in which we operate. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel, immigration, or the availability of work visas, particularly in light of recent changes to the U.S. Federal work visa program. Many companies with which we compete for experienced personnel have greater resources and less stock price volatility than we do. In making employment decisions, job candidates often consider the value of the equity incentives they are to receive in connection with their employment. If the price of our stock continues to experience significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required management, sales, marketing and support services personnel to profitably grow our business. If we fail to attract highly qualified new sales and other personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against claims and litigation alleging infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Our litigation with Oracle relates in part to copyright infringement claims and, from time to time, we may receive threatening letters or notices alleging infringement or may be the subject of claims that our services and underlying technology infringe or violate the intellectual property rights of others. Further, while we prohibit the use of artificial intelligence (AI) technologies by our employees unless incorporated into one of our product or service offerings or approved in accordance with internal policies, incorporating AI technologies, including agentic AI technologies, in our product and service offerings or the unauthorized use of AI technologies by our employees may result in allegations or claims against us related to violations of third-party intellectual property rights, unauthorized access to or use of proprietary information and/or failure to comply with the terms of third-party licensing agreements. Any allegation of infringement, whether innocent or intentional, can adversely impact marketing, sales and our reputation.

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

We depend and rely on SaaS technologies and related services from third parties in order to operate critical functions of our business, and interruptions or performance problems with these technologies or services, including any deficiencies associated with AI used by us or such third parties or incorporated by us into our service offerings, may adversely affect our business and operating results.

We depend and rely on software-as-a-service, or SaaS, technologies and related services from third parties to operate critical functions of our business, including billing and order management, financial accounting services, and client relationship management services. If these services become unavailable due to extended outages or interruptions, security vulnerabilities, or cyber-attacks, because they are no longer available on commercially reasonable terms or prices, or due to other unforeseen circumstances, our expenses could increase, our ability to manage these critical functions could be interrupted, and our processes for and ability to manage sales of our products, recognize revenue, and support our clients could be impaired, all of which could adversely affect our business and operating results. Further, any incorporation of AI technologies in our product and service offerings and the continued use and/or development of AI technologies or services by some of our third-party vendors and service providers, as well as any ineffective or inadequate AI development or deployment practices by us or such third-party vendors and service providers, could result in unintended consequences such as reputational damage, legal liabilities or loss of user confidence or business. The algorithms and models used in AI technologies and systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. In addition, there is a risk of system failures, disruptions or vulnerabilities that could compromise the integrity, security or privacy of the generated content, including the use of cyberattacks against emerging technologies, such as generative and agentic AI.

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

A significant component of our long-term strategy involves the further expansion of our operations and client base outside the United States. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Indonesia, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

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
•war, political instability or terrorist activities, including geopolitical actions specific to an international region, such as the geopolitical conflict between Israel and Hamas;
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

We continue to invest resources in research and development to enhance our current product and service offerings, and other new offerings that will appeal to clients and potential clients. The development of new product and service offerings may not generate sufficient revenue to offset the increased research and development expenses and may not generate gross profit margins consistent with our current margins. Also, our new product and service offerings may be in markets that are more competitive and/or rapidly developing than markets for our existing product and service offerings, making it more difficult to introduce them to clients and potential clients effectively or provide them profitably.

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

We rely on certain key information technology systems, including some with artificial intelligence (AI) and some of which are dependent on services provided by third parties, to provide critical data and services for our internal and external users. Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, vendor or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our clients may be harmed, and we could incur significant liabilities. Cyberattacks continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. Furthermore, due to tensions related to ongoing geopolitical conflicts, the risk of cyber-attacks may be elevated. We have been the subject of cybersecurity threats and expect such threats to continue in the future. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our clients’ systems that we support, and we may not be able to make such repairs in a timely manner or at all.

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

As an expanding global company, we are subject to the laws and regulations of numerous jurisdictions worldwide regarding accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation and related to jurisdictions where we have operations, clients, or where we conduct marketing, and such laws may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the General Data Protection Regulation in the European Union creates a broad range of requirements and imposes substantial penalties for non-compliance, including possible fines of up to 4% of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. We are also subject to certain requirements in other international jurisdictions with or developing strong privacy and security legislation, as well as expanding U.S. state law, including the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Virginia Consumer Data Protection Act of 2021, the Colorado Consumer Privacy Act of 2021, as well as privacy and security legislation in other states, including Nevada, each of which add to the range of privacy- and security-related compliance requirements. We generally comply with industry standards and strive to comply with all applicable legal obligations relating to privacy, data protection and security, but it is possible that these laws and other legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices or may be mandated at a pace that exceeds our ability to comply. Compliance with such requirements may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, with potential consequences such as fines and other expenses related to such governmental actions, an order requiring that we change our data practices or business practices, and could cause our clients to lose trust in us, any of which could have an adverse effect on our business. Further, the unauthorized use of any artificial intelligence (AI) technology by our workforce may pose potential risks relating to the protection of data, including cybersecurity risk, exposure of our and our clients’ proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property.

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

We believe that our development and protection of the Rimini Street brand is critical to achieving widespread awareness of our products and services, and as a result, is important to attracting new clients and maintaining existing clients. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable products and services at competitive prices. Brand promotional activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote, maintain and protect our brand, our business could be adversely impacted.

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

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our products, processes and software tools against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and services, impair the functionality of our products and services, delay introductions of new products and services, result in our substituting inferior or more costly technologies into our products and services, or injure our reputation.

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

Our implementation of reporting on ESG matters presents numerous operational, financial, legal, reputational and other risks, many of which are outside of our control, and all of which could have a material negative impact on our business. Companies have recently faced attention from various stakeholders and regulators, both in the U.S. and internationally, relating to ESG matters, including environmental stewardship, social responsibility and inclusion. Failure to satisfy our stakeholders with regard to ESG matters could negatively impact our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner. Unfavorable ESG ratings may lead to negative investor sentiment towards us, which could have a negative impact on our stock price. Further, the direction that U.S. federal law takes regarding ESG matters may be inconsistent with stakeholder positions on ESG matters, and we may experience conflicts between actual or proposed governmental regulations and stakeholder expectations.

Risks Related to our Indebtedness and Securities

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On September 30, 2025, our outstanding indebtedness under our 2024 Credit Facility and finance leases totaled $69.3 million. We may incur substantial additional indebtedness in the future. Our 2024 Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our 2024 Credit Facility contains certain restrictions and covenants that generally limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our 2024 Credit Facility. Our 2024 Credit Facility may limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Further, we are required under our 2024 Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of September 30, 2025 and on the date of filing this Report, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our 2024 Credit Facility could result in a default under the 2024 Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with other terms of the 2024 Credit Facility and the lenders accelerate the amounts outstanding under the 2024 Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our 2024 Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our variable rate indebtedness subjects us to interest rate risk, which, along with the transition to SOFR, could cause our indebtedness service obligations to increase significantly.

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

Our 2024 Credit Facility gives us a choice of interest rates between (a) SOFR and (b) a Base Rate, in each case plus an applicable margin and as further defined in the 2024 Credit Facility. The applicable margin is based on our Consolidated Total Leverage Ratio (as defined in the 2024 Credit Facility) and whether we elect SOFR (ranging from 2.75 to 3.50%) or Base Rate (ranging from 1.75 to 2.50%). SOFR’s composition and characteristics are not the same as LIBOR, which was the initial reference rate (through February 2023) under our Original Credit Facility. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. As such, SOFR is observed and backward looking. Given SOFR’s limited history, the future performance of SOFR cannot be predicted based on historical performance. In the long term, transitioning to SOFR could result in an increase in the cost of our variable rate indebtedness, which could have a material adverse impact on our business, financial condition and results of operations.

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

These factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Additionally, we have registered for resale the shares of Common Stock of certain of our significant holders of our Common Stock, including our largest stockholder, Adams Street Partners, LLC. Any sale of large amounts of our Common Stock on the open market or in privately negotiated transactions could have the effect of increasing volatility and putting significant downward pressure on the price of our Common Stock. Also, the issuance of Common Stock upon exercise of warrants that remain outstanding and exercisable may result in immediate dilution of the equity interests of our existing common stockholders and might result in dilution in the tangible net book value of a share of Common Stock, depending upon the price at which the additional shares are issued. We may also seek to engage in further capital optimization transactions in the future, the result of which could trigger some dilution or have other impacts on the market price of our Common Stock and not achieve an improved capital structure. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our Common Stock to decline or require us to issue shares at a price that is lower than that paid by holders of our Common Stock in the past, which would result in those newly issued shares being dilutive.

Certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock outstanding as of September 30, 2025, two of our stockholders have aggregate voting power of approximately 37.9% of our outstanding capital stock. As of September 30, 2025, (i) approximately 25.7% of our outstanding stock is held by Adams Street Partners LLC and certain Adams Street fund limited partnerships and (ii) approximately 12.2% of our outstanding stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 40.1% as of September 30, 2025. As other institutional investors hold more than 5% of outstanding stock as of September 30, 2025, a small number of stockholders comprise a majority of outstanding stock.

As a result, these stockholders have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose the action being taken. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

Our stock repurchase program could affect the price of our Common Stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Common Stock.

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the nine months ended September 30, 2025, we acquired 0.9 million shares of Common Stock on the open market at a cost of $3.8 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired. Repurchases pursuant to any such stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of further shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

There can be no assurance that we will pay dividends on our Common Stock; if we do not pay cash dividends, the ability to achieve a return on investment in our Common Stock will depend on appreciation in the price of our Common Stock.

We have not paid any cash dividends on our Common Stock to date. The payment of any dividends is at the discretion of our Board of Directors and is also limited under the terms of our 2024 Credit Facility. The payment of any cash dividends on our Common Stock will depend upon our revenue, earnings, cash flow and financial condition from time to time. Our ability to declare dividends on our Common Stock may also be limited by the terms of future financing and other agreements entered into by us from time to time. There can be no assurance that our Board of Directors will declare any dividends on our Common Stock in the foreseeable future. Therefore, the success of an investment in shares of our Common Stock will depend upon any future appreciation in its value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Moreover, if we decide to pay cash dividends in the future, there can be no assurance that we will continue to pay such dividends, and our Board of Directors may decide in its discretion, at any time, to modify or rescind any dividend policy should one be adopted.

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

Our business is subject to regulation by various global governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-

bribery laws, import/export controls, securities laws and tax laws and regulations. For example, transfer of certain software outside of the United States or to certain persons is regulated by export controls.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the monthly acquisitions of our Common Stock that occurred during the three months ended September 30, 2025.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased (2)
July 1-31, 2025	—	$—	—	$44,246,000
August 1-31, 2025	541,630	$4.09	541,630	$42,031,000
September 1-30, 2025	349,722	$4.44	349,722	$40,479,000
Total	891,352		891,352

(1) Shares were repurchased in open-market transactions under a $50 million stock repurchase program authorized by the Board of Directors in 2022. No shares were purchased other than through publicly announced programs during the periods shown. On September 29, 2025, the Board of Directors authorized an extension to the stock repurchase program to extend the termination date from June 1, 2026 to June 1, 2029, subject to compliance with the Company’s 2024 Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

(2) Amounts in this column reflect amounts remaining under the applicable $50 million stock repurchase program referenced above.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below:

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

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Certificate of Amendment Dated June 6, 2024 to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	June 7, 2024
3.3*	Amended and Restated Bylaws of the Registrant	10-Q	001-37397	3.2	November 1, 2023
10.1*§	Settlement Agreement by and among the Registrant, Oracle Corporation and Certain Affiliates of Oracle Corporation Dated July 7, 2025	10-Q	001-37397	10.1	July 31, 2025
31.1†	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2†	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1**	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
** Furnished herewith.
§ Certain portions of this exhibit (marked by “[***]”) have omitted pursuant to Item 601(b)(10) of Regulation S-K because such portions are not material and are treated by the Registrant as private or confidential.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: October 30, 2025	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: October 30, 2025	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)