Form 10-K
period 2025-12-31
Rimini Street, Inc.
filed 2026-02-19
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2025, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $210,119,000 based on the last reported sales price of $3.77 as quoted on the Nasdaq Global Market on such date.
The registrant had approximately 91,664,000 shares of its $0.0001 par value Common Stock outstanding as of February 17, 2026.
Documents incorporated by reference
The Registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2026 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the 2026 Proxy Statement is not deemed to be filed as a part hereof.

Auditor Name:	KPMG LLP	Auditor Location:	Santa Clara, CA	Auditor Firm ID:	185

Table of Contents

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” assume,” “believe,” budget,” “continue,” “could,” “currently,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “goal,” “potential,” “predict,” “project,” “reflect,” “results,” “seem,” “seek,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•our ability to attract new clients or retain and/or sell additional products or services to existing clients;
•our ability to achieve and maintain an adequate rate of revenue growth;
•cost of revenue, including changes in costs associated with our efforts to grow and the results of any efforts to manage costs to align with current revenue expectations and the expansion of our offerings;
•the effects of increased intense competition in our industry and our ability to compete effectively;
•our ability to successfully educate the market regarding the advantages of our support and managed services for enterprise resource planning (ERP) software and to sell the products and services comprising our “Rimini Smart Path™” solutions portfolio, including but not limited to our Agentic AI ERP solutions;
•our intentions with respect to our pricing model and expectations of client savings relative to use of other providers;
•the evolution of the ERP software management and support landscape facing our clients and prospects;
•estimates of our total addressable market;
•the effects of seasonal trends on our results of operations, including the contract renewal cycles for vendor-supplied software support and managed services;
•the effects of the efforts of enterprise software vendors to sell upgrades or migrations to cloud-based versions of their enterprise software on our results of operations;
•our ability to scale our operations quickly enough to meet our clients’ changing needs or decrease our costs adequately in response to changing client demand;
•risks arising from incorporating artificial intelligence (“AI”) technologies into our products or services or any deficiencies associated with AI technologies used by us or by our third-party vendors and service providers;
•our ability to maintain, protect, and enhance our brand;
•the continuing impact of the settlement agreement dated July 7, 2025 (the “Settlement Agreement”), among us, our President, Chief Executive Officer and Chairman of the Board, Mr. Seth Ravin, and certain affiliates of Oracle Corporation relating to the Rimini II litigation and our wind down of support services for Oracle PeopleSoft software products (the “Wind Down”);
•our ability to successfully complete the Wind Down by July 31, 2028 to comply with the Settlement Agreement and our expectations as to future period revenue loss and costs incurred related to the Wind Down;
•the loss of one or more members of our management team and our ability to attract and retain additional qualified technical, sales and marketing personnel;
•our ability to expand our marketing and sales capabilities;
•our ability to avoid interruptions to, or degraded performance of, our services and the impact of interruptions or performance problems on our operations;
•our ability to defend against cybersecurity threats, protect the confidential information of our employees and clients and comply with data protection and privacy regulations;
•our expectations regarding new product offerings, innovation solutions, partnerships and alliance programs and our ability to develop and maintain strategic partnerships;
•our ability to expand internationally and the risks associated with global operations;
•the impact of macro-economic trends, including inflation and changes in foreign exchange rates, as well as general financial, economic, regulatory and political conditions affecting the industry in which we operate and the industries in which our clients operate;
•our ability to generate significant capital through our operations or to raise additional capital necessary to fund and expand our operations and invest in new services and products;
•our business plan and our ability to effectively secure and manage our growth and associated investments;
•risks relating to retention rates, including our ability to accurately forecast retention rates;
•our ability to protect our intellectual property;
•our ability to maintain an effective system of internal control over financial reporting;
•changes in laws or regulations, including tax laws or unfavorable outcomes of tax positions we take;
•tariff costs, including those imposed by the United States government and the potential for retaliatory trade measures by affected countries;
-ii-

•our ability to realize benefits from our net operating losses;
•any negative impact of environmental, social and governance (“ESG”) matters on our reputation or business and the exposure of our business to additional costs or risks from our reporting on such matters;
•the impact of the debt service obligations and financial and operational covenants under our amended and restated credit agreement dated as of April 30, 2024 (our “2024 Credit Facility”) on our business and related interest rate risk;
•our need and ability to raise equity or debt financing on favorable terms; our ability to generate cash flows from operations to help fund increased investment in our growth initiatives and the sufficiency of our cash and cash equivalents to meet our liquidity requirements;
•the volatility of our stock price;
•the amount and timing of repurchases, if any, under our stock repurchase program and our ability to enhance stockholder value through such program or any other actions to provide value to stockholders;
•our ability to maintain our good standing with the United States government and international governments and capture new contracts with governmental entities/agencies;
•the occurrence of catastrophic events, including terrorism and geopolitical actions that may disrupt our business or that of our current and prospective clients;
•future acquisitions of, or investments in, complementary companies, products, subscriptions or technologies;
•the expected impact of reductions in our workforce during the last and current fiscal year; and
•other risks and uncertainties, including those discussed under “Risk Factors” in Part I, Item 1A of this Report.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referred to under “Risk Factors” in Part I, Item 1A of this Report. Moreover, we operate in very competitive and rapidly changing markets in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements in this Report are made as of the date of the filing, and except as required by law, we disclaim and do not undertake any obligation to update or revise publicly any forward-looking statements in this Report. You should read this Report and the documents that we reference in this Report and have filed with the United States Securities and Exchange Commission (the “SEC”) as exhibits with the understanding that our actual future results, levels of activity and performance, as well as other events and circumstances, may be materially different from what we expect.

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
-iii-

PART I

Item 1.    Business

Business Overview

Rimini Street, Inc. and its subsidiaries (referred to as “Rimini Street,” the “Company,” “we” and “us”) are global providers of end-to-end third-party enterprise software support, managed services and Agentic AI ERP innovation solutions.

Rimini Street, Inc. was formed in the State of Nevada in 2005 and, through a merger in 2017 with a public company, became Rimini Street, Inc., a Delaware corporation, trading on the Nasdaq Global Market under the ticker symbol “RMNI.”

Our mission is to enable our clients to better control their IT roadmap by offering a comprehensive portfolio of unified software support services and related ERP solutions – designed to be funded within existing budgets – to accelerate the vision of Transformation without Disruption,™ empowering clients to put technology to work to produce more efficient business outcomes to provide a competitive advantage and facilitate growth.

We founded Rimini Street to disrupt and redefine the enterprise software support market by developing and delivering new solutions that filled an unmet need in the enterprise software market: an alternative to software vendor support. We became and remain the leading independent software support provider for enterprise software based on both the number of active clients supported and recognition by industry analyst firms.

As our reputation for technical capability, value, ingenuity, responsiveness and reliability has grown over the past twenty years, clients and prospects have asked us to expand the scope of our support, product and service offerings to meet other current and evolving needs and opportunities related to their enterprise software. As a result, we began expanding our solutions portfolio (our “Solutions Portfolio”) to provide a wider array of support for enterprise software – including an expanded list of supported software through our Rimini Custom™ program; managed services for Workday, Dayforce and ServiceNow; and new solutions for security, interoperability, observability and consulting.

We believe that our current and prospective clients often seek to reduce the number of IT vendors to allow more manageable governance, with a desire to select vendors who can provide a wider scope of IT services and become true trusted partners.

We also understand that clients and client prospects increasingly face shrinking IT budgets, driving a further need to obtain efficiencies and savings across their entire enterprise software landscape while meeting expectations of continued new innovation to remain competitive in their respective industries – doing more with less.

To address these evolving needs and to service what we believe is a significantly expanded addressable market opportunity, we have developed a proprietary operating model for enterprise software, the Rimini Smart Path.™

The Rimini Smart Path methodology applies a portfolio of solutions to transform how businesses support and optimize their software portfolio so they can innovate with new technologies, such as agentic artificial intelligence (AI). It has three steps: Support > Optimize > Innovate. We believe that by following the Rimini Smart Path, IT and business leaders can transform how they support and optimize their enterprise software portfolio to maximize return on their software investments, save on software support costs and improve operational performance. In our experience, these measures unlock the ability to innovate within existing IT budgets, including by investing in AI solutions such as Rimini Agentic UX,™ which was initially launched in December 2025 in partnership with ServiceNow® as an intelligent user experience layer powered by AI and deployed across existing enterprise software systems for process automation, AI-enabled productivity and enterprise visibility.

The Rimini Smart Path Design

Start with support. Rimini Street replaces software vendor annual support with Rimini Support™ for Oracle, SAP, VMware and multiple other products to deliver comprehensive third-party support at substantial annual savings relative to software vendor alternatives, including support for customizations, generally guaranteed for up to 15 years, with the goal of keeping clients secure, compliant and in control.

Optimize current enterprise software investments for enhanced value. We believe that clients can further drive down operating costs and improve business performance with Rimini Street’s Solutions Portfolio. From professional and managed services delivered by experienced engineers, proactive security with threat intelligence services like zero-day vulnerability advisories, patented and proprietary interoperability solutions and customized project planning, we aim to bridge today’s needs with tomorrow’s vision with ease, and without the need to upgrade, migrate or switch platforms.

Innovate with speed, agility and confidence. We believe our Solutions Portfolio enables clients to innovate when it’s needed most — now — not months or years from today. Rimini Innovate™ is designed to be funded by the Support and Optimize steps of the Rimini Smart Path, with the goal of empowering clients to take on strategic projects such as AI, analytics and automation without increasing overall IT spend. It is our objective for clients to experience new levels of efficiency and operating speed when adding solutions like Rimini Agentic UX to their existing systems, aiming to deliver automation, reduced workflows and transformative capabilities across their entire organization.

The Objectives of the Rimini Smart Path: Support – Optimize – Innovate

We want our clients to reimagine IT as the hero of their organization. We want to be their strategic partner, building upon our over 20 years’ depth of knowledge and expanding Solutions Portfolio capabilities to help them visualize what’s possible: build a support roadmap and bring it to life. We strive to help our clients navigate the challenge of managing an increasingly sprawling estate of enterprise software systems and the imperative for innovation now. It is our goal that whatever their business objectives may be – We’ll Get You There.™

Support Objectives

Reduce software support costs	Avoid low-ROI upgrades/migrations	Maximize value of existing ERP
Significantly lower total support costs across clients’ enterprise software portfolio.	Run existing systems for up to 15+ years without upgrades or migrations.	Ensure enterprise applications, databases and tech stack interoperate seamlessly.

Get comprehensive support	Outsource support	Maintain compliance
Receive fast, expert-level support from experienced engineers to protect business uptime.	Shift the support burden for all software to one experienced IT provider.	Stay compliant with global tax, legal and regulatory updates for 130+ countries.

Optimize Objectives

Augment staff to fill tech skills gaps	Manage applications	Plan and rationalize systems
Gain access to tenured IT professionals for both long-time systems and new innovations.	Manage and run critical applications more efficiently and cost-effectively.	Optimize and simplify existing systems for greater savings and efficiency.

Simplify cloud modernization	Secure and protect systems	Optimize software licensing
Migrate workloads to and from the cloud, optimizing your usage and spend.	Guard against known and unknown threats across applications, databases and infrastructure software.	Manage your software licensing programs to help mitigate potential compliance risk.

Innovate Objectives

Self-fund innovation in budget	Develop strategic IT roadmaps	Enable enterprise-wide AI & automation
Reallocate resources to transformation initiatives without increasing IT budget.	Create a strategic applications roadmap to guide future IT decisions.	Explore the potential to deliver board-level impact with AI in months, not years, across your enterprise.

Modernize user experiences	Gain enterprise visibility	Introduce low code and automation
Deploy more modern interfaces across the IT system.	Get single-pane-of-glass visibility integrated with predictive analysis to enhance decision-making.	Accelerate new app development and integrate processes across systems.

Rimini Street at a Glance

As of December 31, 2025, we supported over 3,100 active clients globally, including 78 Fortune 500 companies and 20 Fortune Global 100 companies, across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and currently have subsidiaries in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Indonesia (Foreign Trade Representative Office), Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, Canada, the United Kingdom and the United States.

We believe our subscription-based revenue provides a foundation for, and general visibility into, future period results. We generated revenue of $421.5 million and $428.8 million for the years ended December 31, 2025 and 2024, respectively, representing a year-over-year decrease of 2%. We have a history of losses, and as of December 31, 2025, we had an accumulated deficit of $201.4 million. For the years ended December 31, 2025 and 2024, we recorded net income of $37.1 million and a net loss of $36.3 million, respectively. We generated approximately 46% and 49% of our revenue in the United States and approximately 54% and 51% of our revenue from our international business for the years ended December 31, 2025 and 2024, respectively.

We enter into support and services agreements with new clients as well as renewal agreements with existing clients at various times throughout the year. Therefore, we experience seasonality in terms of our net billing activity due to the timing of the clients’ contract term, which generally results in higher net billings during the fourth quarter of each fiscal year.

Our Rimini Smart Path Solutions Portfolio

Rimini Support is our award-winning, mission-critical support for Oracle, SAP and VMware applications and for proprietary and open-source database and technology software. The service is delivered around the globe 24/7/365 with service level agreements (“SLAs”) providing a 10-minute guaranteed response time for Priority 1 (P1) critical issues and a deliberate cadence of case update communications from the time a case is opened until it is closed that we believe is unique among third-party support providers. We also offer global availability of our award-winning, mission-critical, 24/7/365 support services beyond proprietary databases to leading open-source database platforms, including, but not limited to, MySQL, MariaDB, PostgreSQL and MongoDB.

Rimini Support includes delivery of tax, legal and regulatory (“TLR”) updates where needed and contracted by our clients. With this service, we research and document TLR changes for 139 countries. We believe we offer the most comprehensive scope of TLR research available from a single vendor, including the collection and analysis of information from more than 5,500 government sites and over 26,000 localities. We determine which updates are needed by each of our clients based on their products, versions and operational jurisdictions, then we code, test and deliver those updates, governed by ISO 9001:2015-based management system processes.

Rimini Manage™ is our suite of managed services for application and database software delivered by highly skilled engineers, featuring unlimited service ticket requests and industry-unique SLAs that we believe can resolve IT staffing/skill shortages and provide smoother system operations at optimized cost. Rimini Manage permits us to “run” our clients’ systems for them day-to-day with an integrated support and managed services solution provided by a single trusted vendor.

We offer Rimini Manage for both traditionally licensed, on-premises software as well as for subscription-based, cloud products such as Salesforce®, ServiceNow, Workday® and Dayforce®, as well as cloud-based products from SAP, including S/4HANA Cloud ERP, Analytics Cloud, Basis, Fieldglass, Concur, SuccessFactors, Ariba, Commerce Cloud (formerly Hybris) and Integrated Business Planning (IBP).

In March 2025, we announced Rimini Street became a Workday Application Management Services (AMS) Partner and launched Rimini Manage for Workday services with immediate availability. We believe that with Rimini Manage for Workday, a client’s IT group will have the ability to dedicate more focus on implementing new functionality to further leverage the value of their Workday investment, enabling their team to shift their attention, time and budget towards other priorities, such as enterprise AI, workflow and automation, with the goal of maximizing the potential and output of their in-house talent.

Rimini Consult™ is our suite of professional services available for clients’ enterprise software customization, configuration, implementation, integration, interoperability, migration, staff augmentation and other project needs and delivered by experienced professionals. Rimini Consult also provides specialized advisory services, software resources planning, development services and technology and application roadmap planning designed to help clients successfully complete digital transformation and other innovative initiatives.

In May 2025, we announced Rimini Street had been appointed as a Dayforce (NYSE: Day) Community Partner and launched the availability of Rimini Manage and Rimini Consult for Dayforce. We believe that these services will help organizations run, maintain and enhance their Dayforce systems at a lower total operating cost. With an unlimited ticketing model and industry-unique SLAs, we believe Rimini Manage clients can benefit from a robust, unique offering that staffs each engagement with Dayforce-knowledgeable professionals and aims to keep systems running smoothly day-to-day at a predictable operating cost.

Rimini Protect™ is our suite of proactive, fast, cost-effective and personalized software security services and solutions. Rimini Protect provides innovative security solutions for applications, databases and technology infrastructure that are designed to protect against known and unknown threats and vulnerabilities and to quickly deploy Rimini Protect updates without any required code changes to the software being protected.

We offer Rimini Protect Advanced Database Security Suite, which we believe provides greater flexibility and enhanced security for Oracle, SAP, IBM, PostgreSQL and more, including capabilities currently exclusive to Rimini Street amongst third-party support providers.

In 2025, we launched the general availability of Rimini Protect Advanced Hypervisor Security (AHS), an exclusive solution powered by renowned Vali Cyber® AI/ML security technology. We believe the Rimini Protect AHS solution leverages innovative capabilities experienced in protecting mission-critical hypervisor infrastructure.

Rimini Connect™ is our suite of managed interoperability solutions for browsers, operating systems and email systems that we believe can enable continued utilization of and integration with existing software and infrastructure without the need for expensive system and software upgrades and migrations. For example, our patented Rimini Connect for Browsers enables certain new browsers that are incompatible with HTML messaging being sent by some applications to connect to those applications using our “universal translator.” In addition, Rimini Connect for OS is designed to support new versions of operating systems that may be uncertified or incompatible for use with a particular software application version or release. The Rimini Connect for Email solution is designed to support multiple new authentication and email protocols with the goal of promoting seamless integration with existing email systems.

We also offer the Rimini Connect Console, which is designed to extend the useful life of existing systems by insulating applications from changes in dynamic technology stacks and compatibility standards that may otherwise require costly upgrades or custom development.

Rimini Watch™ is our suite of observability solutions that include monitoring and system health check solutions designed to monitor the performance and execution of thousands of processes continuously 24/7/365 and identify potential issues before they occur so system downtime and impacts can be avoided or mitigated. With Rimini Watch, we believe our clients will benefit from the predictability and confidence that their critical business applications are continuously monitored and will stay up and running, that problem resolution will be reduced through root cause analysis and that changes will be managed and documented.

We also offer Rimini Watch for Change Management, which we believe is a robust change management alternative to the SAP ChaRM module, which is SAP’s application for managing/tracking software changes across SAP landscapes.

Rimini Custom™ is a program that expands our support and related services to a broader portfolio of enterprise software, beyond Oracle, SAP, Salesforce and other vendor solutions for which we have historically provided support and services. Since 2024, through this program, we added support for VMware, Blue Yonder, Nuance, as well as expanded our portfolio of supported software within the Microsoft, IBM, Informatica and Tibco product lines. We continue to vet other software products for which we can market, sell and deliver support and services.

Rimini Agentic UX solutions are, as of the date of this Report, the most recent addition to our Solutions Portfolio. Introduced in December 2025, the goal of Rimini Agentic UX solutions is to combine AI-driven orchestration, automation and user experience (UX) design principles to deliver a unified, composable interface for enterprise workflows. We believe agentic AI will contribute to the next ERP technology shift: Agentic AI ERP. Deployed across existing ERP and other software, we believe that these solutions will enable clients to benefit from persona-based, AI-enhanced productivity and enterprise visibility, enabling new levels of efficiency and operational speed. Our Rimini Agentic UX catalog currently includes solutions for finance and expense management; logistics and fulfillment; maintenance operations; material and master data; order and shipment exceptions; procurement and supplier; quality and compliance; and sales and go-to-market.

The first iteration of our Rimini Agentic UX solutions was developed through our partnership with ServiceNow that began in 2024. The solutions are designed to combine the power of ServiceNow’s architecture and data model with our enterprise software support to accelerate ROI from Agentic AI ERP. Consistent with our goal to remain vendor-agnostic, future iterations of Rimini Agentic UX Solutions may be developed using tools and platforms from other large language module and AI technology providers.

Our Global License and Advisory Services (GLAS) are provided by our global team of software license optimization specialists – some of whom are former software auditors – who work as advocates, offering what is designed to be vendor-agnostic advice and guidance. We believe that with their assistance, clients can not only maintain software license compliance but also achieve desired outcomes for their IT roadmap. Our GLAS team can assist with managing the entire enterprise software lifecycle, from acquisition to termination.

Solutions for Which Rimini Street Offers Support

Our subscription and fee-based software services offer enterprise software licensees a choice of solutions that replace or supplement the support products and services offered by enterprise software vendors for their products, as well as products and services offered by system integrators and other software service firms. We believe features, service levels, service breadth, technology and pricing differentiate our software products and services from our competitors. We also believe clients utilize our portfolio of software support products and services to support and optimize their existing enterprise software portfolio and transform their business to facilitate achieving their strategic, operational and financial goals.

Our clients often first replace vendor support and leverage our comprehensive support for their licensed software and customizations, along with tax, legal and regulatory updates for their specific applications and locales. A growing number of our clients then expand their service contracts with us, utilizing our managed services, security solutions, integration and interoperability capabilities, advanced strategic technology advisory services and project-based professional services. By utilizing Rimini Street’s expanded portfolio of unified solutions, we believe our clients can achieve substantial cost savings; achieve better business outcomes; obtain support for their customized software that is not generally covered under the enterprise software vendor’s service offerings; enhance their software functionality, capabilities and data usage; integrate and protect their systems and extend the life of their existing software releases and products.

Our products and services seek to enable our clients to keep their mission-critical systems operating smoothly and to remain in tax, legal and regulatory compliance; improve productivity and better allocate limited budgets, labor and other resources to investments that potentially provide competitive advantage and support growth.

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

Our current Rimini Support solution provides services for a broad range of enterprise software vendors, product families and product lines. In the future, we intend to expand our support services to additional software vendors and products to meet the growing and diverse needs of our clients. The table below sets out the vendors and products we currently support and/or could support in the future:

Supported Vendor or Product Category	Supported and/or Managed Software
SAP Applications	Business Suite, R/3, BusinessObjects, S/4HANA, S/4HANA Cloud (public and private editions), SuccessFactors, Ariba, Hybris, SAP IBP, SAP Analytics, Analytics Cloud, Fieldglass, Concur, Governance Risk and Compliance, IS-Oil, IS-Retail, IS-Media, IS-Utilities, IS-Auto, IS-Mills, IS-Mining, IS-Aerospace & Defense, IS-Automotive, IS-Apparel & Footwear, IS-Public Sector, IS-Higher Education, IS-Healthcare, IS-Telco, IS-Insurance, IS-Banking

Supported Vendor or Product Category	Supported and/or Managed Software
SAP Databases	HANA, ASE (Sybase), IQ, MaxDB, SQL Anywhere
Oracle Applications	E-Business Suite, PeopleSoft, JD Edwards - Enterprise One, JD Edwards – World, Siebel, Hyperion, Oracle Retail (Retek), Agile Product Lifecycle Management (PLM), ATG Web Commerce, Oracle Utilities, Financial Services Analytical Applications (OFSAA), Communications, Endeca, Demantra, Governance Risk and Compliance (GRC), Oracle Transportation Manager (OTM), Primavera, Oracle Global Knowledge Software Releases/ User Productivity Kit (UPK), Oracle Banking
Oracle Technology	Oracle’s Application Integration Architecture Releases, GoldenGate, OBI and OBIEE, Essbase, Fusion Middleware, Identity Management, WebLogic, WebCenter, SOA Suite, Oracle Data Integrator (ODI)
Oracle Databases	Oracle Database
Microsoft	SQL Server, Dynamics 365, Dynamics AX, Windows, Nuance
IBM	Db2, Informix, Cognos, Content Manager, DataPower, DataStage, Infosphere, MQ Series, Sterling Order Management, Tivoli, TM1, webMethods, Websphere, App Connect, Analytics
Open Source and Other Databases	PostgreSQL, MySQL, MongoDB, MariaDB, Adabas
VMware	vSphere, ESX and ESXi, vCenter, Workstation, vRealize, Aria Suite, NSX, vSAN, Site Recovery Manager, Horizon, Workspace ONE, Tanzu
ServiceNow	Creator Workflow, App Engine for ERP, ERP Canvas, Sourcing & Procurement Operations, Supplier Lifecycle Operations, Account Payable Operations, App Engine, Workflow Data Fabric, Integration Hub, HR Service Delivery, IT Service Management, IT Operations Management
Salesforce	Service Cloud, Sales Cloud, Data Cloud, Experience Cloud, Energy and Utilities Cloud, CPQ, MuleSoft, Health Cloud, Field Service, Revenue Cloud, Marketing Cloud, Tableau, Commerce Cloud, Higher Education Cloud, ClickSoftware
Workday	Financial Management, Financial Planning, Human Capital Management, Human Resource Management, Operational Planning, Spend Management, Workforce Management, Workforce Planning
Dayforce	Human Resources, Benefits, Payroll, Talent Management, Workforce Management
Additional Software	COBOL, OpenText, Informatica, Blue Yonder, Tibco, Amdocs, QAD, Infor (M3 Lawson, LN), MicroStrategy, UKG (Kronos), Vistex, Redwood Software, LoadRunner, Linux (RedHat and Suse)

When we provide our Rimini Support solutions for a traditional software license, we generally offer our clients service for a fee that we believe is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that we believe is equal to approximately 25% of the annual fees charged by the software vendor for their base support. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks and/or government security clearance for engineers accessing a client’s system than our standard employment security background check and requirements. Clients generally pay an additional fee for Rimini Street Extra Secure Support.

We also offer additional support, products and services through our Rimini Manage, Rimini Protect, Rimini Connect, Rimini Watch and Rimini Consult solutions at an additional fee. Subscriptions for additional solutions are designed to meet specific client needs and are designed to provide what we believe is exceptional value and return for the fees charged.

Our Industry

We compete in the global IT services market for enterprise software support, products and services. We believe several major trends are shaping the IT services and support industry, impacting the manner in which businesses engage with service providers and creating significant sales and service needs that the Rimini Smart Path can fulfill through our current and evolving Solutions Portfolio, including new market opportunities for Agentic AI ERP modernization.

The Desire for Client Control of IT Roadmaps

Enterprise software vendors have historically been the primary providers of software support services for their products, enabling such vendors to dictate which products and releases are supported and for how long, the scope of support services offered, service levels, terms and pricing. We believe the lack of credible competitors of any scale other than the enterprise software vendors left software licensees with little choice but to agree to the software vendors’ proposed terms of service, or risk potential tax, legal and regulatory non-compliance or failures of critical systems that require knowledge and skill sets beyond a licensee’s own abilities to resolve. Some software vendor support customers may be required to perform expensive and disruptive upgrades to newer product releases – even if they find no business value in doing so – just to remain eligible to receive full support.

We believe enterprises are steadily increasing their use of open-source databases to save on license and support costs, speed time to results and avoid complex license compliance issues. We further believe that there is insufficient support for open-source solutions and that enterprises seek help in navigating how to migrate parts of their enterprise software portfolio to open-source software and in supporting the resulting hybrid environment.

We believe that application managed services (AMS) for enterprise software is a large market with significant unmet needs in client satisfaction and value. Traditional AMS providers compete on price, but the traditional AMS model relies upon a “land and expand” model based on initially cheaper, less-skilled workers that frequently leads to higher costs, poor client satisfaction and potential degradation in service over time. In addition, traditional AMS offerings are often disparate and separate from software vendor support, with inherent inefficiencies and gaps that further limit responsiveness, root cause analysis and business value.

We believe that businesses are pursuing and adopting new, next-generation ERP system strategies, architectures and technologies referred to collectively as “composable ERP” by leading industry analysts. We believe composable ERP can provide organizations with greater systems flexibility and business agility to respond and meet current and future needs. As explained under the heading “The Future is Now: Agentic AI ERP,” we also believe that the future of ERP will include enterprise-wide agentic AI processes and cross-product user experiences focused on the work to be done rather than the applications and databases of specific software packages. Further, we believe that we are helping clients achieve the business benefits of a new operating model for enterprise software with our unique Rimini Smart Path solution that leverages their existing ERP system investment as the foundation for a modern composable ERP architecture that is designed to enable the seamless integration of new software components and capabilities from a variety of software vendors. In a composable ERP strategy, we believe that businesses can take advantage of a modular functionality approach by selecting a mix of best-of-breed vendors, products and technologies to achieve their strategic, operational and financial goals – instead of being confined to the conventional architecture, technology, products and capabilities of a single ERP software vendor like SAP or Oracle.

Increasing Vendor-Pressured Upgrades and Migrations

Major enterprise software vendors, including Oracle, SAP, Infor and Microsoft, routinely promote upgrades and cloud migrations as strategic imperatives. We believe these campaigns often target stable, mission-critical systems that have been customized over years of use.

We believe these vendor-driven initiatives may feel compulsory, with support timelines, security updates and access to new features often tied to compliance with upgrade schedules. As a result, licensees may feel compelled to invest in costly and disruptive projects that may not align with their business priorities or deliver meaningful innovation.

The cumulative impact of these migrations can include prolonged implementation cycles, increased reliance on external consultants and significant internal resource allocation. In many cases, we believe the business case for upgrade is weak and the opportunity cost of diverting funds from transformative initiatives, such as AI or automation, is substantial.

Traditional IT Service Offerings Not Meeting Full and Evolving Client Needs

Enterprise software support, products and services is one of the largest categories of overall global IT spending. We believe that for mission-critical ERP, customer resource management (CRM) and related enterprise software, the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. As a result, we believe that licensees often view software support as a mandatory cost of doing business.

In a traditional licensing model, the customer typically procures a perpetual software license and pays for the license in a single upfront fee (“perpetual license”), and base software support services can be optionally procured from the software vendor for an annual fee that is typically 20–23% of the total cost of the software license.

In our experience, the base level of software support provided by enterprise software vendors has traditionally been delivered through call centers and generally includes the right to receive and use product support services, software bug fixes, and functional, technical, tax, legal and regulatory updates. Annual maintenance agreements with software vendors also generally include the right to receive and use new releases of the licensed products, if and when made available. Base software support provided by enterprise software vendors generally excludes other important, commonly needed enterprise services, such as support for interoperability outside of vendor-published compatibility matrices, security solutions beyond patches for known vulnerabilities, software performance guidance, how-to questions and customizations. Some enterprise software vendors do not include major new releases in the base support services, and instead, they charge additional license fees for such releases.

With software-as-a-service (“SaaS”) subscription models, the right to use the software and support for the software are typically bundled into a single contract. For that model, we do not provide product support, but, rather, provide managed services, like Rimini Manage, and consulting, like Rimini Consult, to help clients optimize their software operations.

Principally, for these reasons, we believe the software products and services historically offered by software vendors, such as Oracle, SAP, IBM, Microsoft and VMWare, do not meet the full and evolving needs of their customers across perpetual, subscription and open-source software, and are often more costly than alternatives. We further believe that disparate AMS offerings from other managed service providers are disconnected from the needs of enterprises, which ends up promoting incremental costs and inefficiencies. The product, service and cost gaps have created a significant market opportunity for our unique portfolio of solutions for software support and management to meet the underserved needs of enterprise software licensees at a value-driven price point.

Evolving ERP Software License Models Increase Cost and Reduce Transparency

We have observed that ERP vendors are beginning to evolve licensing strategies in ways that increase cost and reduce transparency. The traditional licenses described above are increasingly being replaced with subscription-based models, often bundled with consumption-based pricing and tiered access to features.

We believe these changes complicate budgeting and forecasting, as enterprises must navigate fluctuating costs tied to usage metrics, user counts and data volumes. Additionally, we have observed that license audits and compliance enforcement have become more aggressive, introducing financial and legal risk.

We also believe that this evolving license landscape limits flexibility. Enterprises may find themselves locked into vendor ecosystems, unable to scale or pivot without incurring penalties or renegotiating contracts. We believe this dynamic undermines the strategic autonomy of IT departments and reinforces vendor dependency.

ERP Software is Reaching Technological and Functional Limits

We believe that two converging trends are reshaping the future of ERP software. First, we have observed that, while ERP software remains vital for managing core business operations, its overall value has diminished. As technology matures, systems face growing limitations in their flexibility, yet the costs continue to rise as organizations are burdened by constant vendor-driven upgrades and evolving license models that add complexity rather than clarity.

We have observed that the share of IT budget allocated to ERP software has grown substantially, yet the return on investment is declining. Enterprises are spending more on costs associated with annual software maintenance, continuous upgrades and migrations for ERP software, but the returns, measured in speed to market, business flexibility and reduced cost to serve, have significantly declined.

Further, despite being marketed as modern solutions, many ERP software upgrades are built on architecture and design principles that restrict the ability of enterprises to adopt emerging paradigms such as agentic and generative AI. The core platforms of leading ERP vendors were developed years ago and have undergone incremental enhancements – but not fundamental redesigns.

The Future is Now: Agentic AI ERP

While existing ERP software can continue providing great value for many years to come as a transactional backbone, we believe ERP software is peaking in capability and therefore results in diminishing returns to any further investments in ERP software upgrades or migrations. Instead, we believe new ERP capabilities will be deployed in Agentic AI ERP.

The emerging technology that is agentic AI deploys intelligent electronic “agents” with the ability to “think like humans” and automatically set goals, make decisions and take actions in pursuit of those goals. We believe that agentic AI is ushering in the rise of the next ERP technology paradigm shift – Agentic AI ERP – in which enterprises can use Agentic AI ERP to automatically execute and orchestrate business processes across software products and data stores – generally without limitation to where data or application logic resides. We also believe that benefits of Agentic AI ERP include faster and more accurate transactions, better decision making and automation of processes previously performed by human labor.

We believe that enterprises can extend the useful lifespan of their existing customized and stable versions of ERP software and invest the savings to fund deployment of an agentic AI platform “over the top” of their current ERP software, turning their ERP software into a backend functional “engine” with agentic AI technology taking over execution of automated business processes and acting as a new human interface.

With the introduction of Rimini Agentic UX to our Rimini Smart Path Solutions Portfolio in December 2025, we believe that we are positioning ourselves to deliver clients an accelerated roadmap to Agentic AI ERP. While there are vendors who are currently building agentic AI solutions on SaaS systems and creating stand-alone agentic AI agents, we believe that we are the only established ERP service provider that is specifically focusing on agentic AI solutions across on-premises and existing ERP software, including across multiple ERP software vendors. We are looking ahead to capitalize upon what we believe is a fast-growing market and uncontested sector, working in strategic partnership with AI platform providers.

Our Competitive Advantages

We believe that we have a number of competitive advantages that will enable us to strengthen our position as the leading independent provider of enterprise software support while continuing to expand our Solutions Portfolio. Our key competitive strengths include:

The Rimini Smart Path: A Unique End-to-End Software Support, Managed Services and Solutions Model

We believe that our Rimini Smart Path methodology differentiates us not only from enterprise software vendors, but also from other providers of independent, third-party enterprise software support, as well as providers of integrated managed services, security, interoperability and observability solutions and other forms of IT professional and consulting services. As we continue to expand our Solutions Portfolio beyond independent enterprise software support, we believe that no other organization provides our unique set of unified support, products and services across multiple enterprise software product lines, applications, databases and technologies, anchored by our comprehensive enterprise software support solutions.

We believe our integrated support products and services, offered at a value-driven price point, provide a significant return on investment for our clients that cannot be achieved solely by the use of traditional enterprise software vendor offerings or by engaging multiple IT solutions providers.

Clear Leadership Position and Highly Experienced Management Team

We are the global leader of independent enterprise software support services for Oracle, SAP and VMware products, based on both number of active clients and recognition by industry analyst firms. We believe we have produced substantial thought leadership in our market through our extensive marketing efforts and promotion of the independent enterprise software support model, including participation in key industry conferences, publishing white papers and hosting webinars. Further, our senior management team has over 200 years of combined experience in the enterprise software and services industry with companies such as Accenture, EDS, Hewlett-Packard, JD Edwards, Oracle, PeopleSoft, ServiceSource and SAP and with a significant amount of time and experience focused on building, managing and delivering support products and services. We believe our senior management team’s significant relevant industry experience positions us to continue to extend our market leadership and that this position enables us to bring new services to market more quickly, attract and retain high quality personnel and acquire new clients.

Global Team of Service Delivery Specialists

As of December 31, 2025, we provided support, products and services for over 3,100 active clients globally, including 78 Fortune 500 companies and 20 Fortune Global 100 companies. Our team of over 1,160 support engineers, developers and other experts span the globe, providing 24/7/365 support to clients with operations in over 150 countries. On average, our highly qualified PSEs have over 20 years of relevant industry experience, which we believe provides us with a competitive advantage and is a key element of our proven track record of providing exceptional client service. Combined, the members of our global service delivery team speak and write in eight languages: English, French, Hebrew, Japanese, Korean, Chinese (Mandarin), Portuguese (Brazilian) and Spanish.

Our ability to provide 24/7/365 support stems both from location – members of our global service delivery team serve our clients from 17 different countries in five regions, providing overlapping continuous coverage – and from the functionality of our global capability centers, currently located in Hyderabad, India and São Paulo, Brazil, with current plans to open a third global capability center in Kuala Lumpur, Malaysia.

Our Approach to Client Success

We have spent over twenty years investing in our Client Support Delivery and Client Engagement Teams, resulting in what we believe is a client centric operating model and culture.

•Client Support Delivery - Our Client Support Delivery Team is Engineered for Support®, delivering mission-critical support to our clients worldwide, 24/7/365.
•A key element of our support delivery model is the assignment of one or more named PSEs, who serve as the primary product support contact for our clients and provide technical advice, functional expertise and general support with the aim of resolving all support.
•On average, our PSEs have over 20 years of experience and significant real-world understanding of client implementations and deployments.
•For the year ended December 31, 2025, we generally delivered an average support call response time of less than two minutes for an experienced engineer to engage with a client to address critical (P1) and serious (P2) issues, shorter than the 10-minute guaranteed response time that is standard in our client support.
•Our Global Service Delivery Innovation team has developed internally-used AI applications designed to further enhance a client’s overall service experience. Built using open-source technologies, the AI applications can be integrated into support processes along with other new AI applications when they become available. By way of example, we were granted a U.S. patent for our “Case Assignment Advisor,” which is one of our AI applications used as a competitive advantage in servicing our clients. We believe our AI applications have already delivered substantial service benefits to clients, including accelerating case resolution times by an average of approximately 23%.

•Client Engagement - Client success managers in our Client Engagement organization serve as a single point of contact for all non-product support-related client issues. The Client Engagement organization works closely with our Client Support Delivery, Innovation Solutions and Sales organizations to provide what we believe, based on client feedback, support case satisfaction survey results and analyst checks, is an exceptional client experience with superior client satisfaction and success, with the ultimate goal of retention, renewal and expansion of our client contracts. The Client Engagement team oversees the following client management processes:

•Onboarding - When a client switches to our support products and services, a client success manager oversees the onboarding process, which is a set of interwoven processes that new clients undertake to facilitate a successful migration to our support model. During this time, we help clients smoothly transition their support while we gain an in-depth understanding of a client’s business needs, IT infrastructure, IT strategies and objectives.
•Account Management - Following the onboarding period, client success managers coordinate our resources and capabilities to provide personalized support to each client. When issues arise, client success managers escalate them within our organization as appropriate to help ensure client satisfaction. Client success managers are also tasked with establishing and maintaining executive relationships and promoting expansion of usage and cross-sell of our extensive services within each client’s organization.

•Account Retention - Client success managers play an integral role in client retention by helping to ensure our clients are realizing the full value of our service offering and working with our Renewal Sales team on the renewal and extension of client contracts.

The strategic objectives of our Client Engagement program are to:

•Broaden executive relationships at our most strategic client accounts with the aim of creating outstanding lifetime value;
•Bring strategic insight and drive the renewal process and cross-sell strategy;
•Win a seat at the table for transparent technology strategy discussions; and
•Connect executives across clients to create a stronger peer community.

Scalable Business Model

We believe our client support model, combined with proprietary tools and processes, enables us to scale quickly and cost-effectively to meet growing global demand in our existing product lines. We also believe that our proven ability to deliver value to an extensive list of clients across a broad range of industries validates our business model and provides us with important references to prospective clients. We are proficient at applying our support methodologies and approach to new product lines, enabling us to rapidly and efficiently support additional enterprise software products in the future. We are able to scale by investing in support-related infrastructure and by developing patented and patent-pending artificial intelligence support applications that further optimize our support processes and ensure service delivery outcomes at scale for our clients. Additionally, we have received ISO certifications for our support services to help ensure our clients consistently receive high-quality, responsive service as our client base continues to grow.

Strategic Partnerships

In 2024, we expanded our strategic initiative to go to market with an elective roster of partners. We believe our partner program brings together the best technology and business service brands, each recognized for their proven solutions, to deliver new, exciting options for top-and bottom-line growth for clients. Whether it’s helping organizations gain operational efficiency through better support, unlock funds to leverage AI or future-proof, protect and enhance systems, we believe our partner offerings will be complemented by our end-to-end software support, management and innovation solutions.

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

Continue to Expand Our Portfolio of Supported Vendors and Products

Since our inception over 20 years ago, we have developed a comprehensive portfolio of enterprise software support and related products and services, including support services for applications, databases and technologies; managed services for applications, databases, technologies, cloud and security; security, interoperability and observability solutions and professional services. We believe there is a significant market opportunity to offer support and related products and services for additional vendors and software, and we intend to extend our Rimini Support offerings to additional enterprise software vendors, product lines and releases.

Continue to Develop Strategic Partnerships

We are proud of the valuable relationships that we have developed with our strategic partners over the years. Our network of channel partners, solution partners and platform providers includes some of the world’s most well-respected names in technology including ServiceNow, T-Systems, CDS, Merlin Cyber and American Digital. We believe that the Rimini Street partner program brings together many of the best technology and business service brands, each recognized for their proven solutions, to deliver new, exciting options for top- and bottom-line growth.

Become an Industry Leader in Delivering Agentic AI ERP Solutions

We believe that we are uniquely positioned to become an industry leader in delivering Agentic AI ERP as a result of our over 20 years of knowledge of ERP software processes, our experience providing software product support (ITIL Level 4) across dozens of ERP software platforms, and our understanding of customer ERP customizations. We also believe that our recent experience with over 25 global Agentic AI ERP pilot programs in 2025 will provide the learning and foundation for eventual deployment at scale.

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

Continue Global Expansion

For the year ended December 31, 2025, we generated approximately 54% of our revenue outside of the United States. We believe that there is a large opportunity to grow our global business by increasing our direct sales force and by selectively using strategic marketing and sales partnerships around the world. We attribute revenue to individual countries based on the location of the contracting entity. For the year ended December 31, 2025, Japan represented 12% of total revenue. No other foreign country individually comprised more than 10% of revenue for the three-year period ended December 31, 2025.

Further Penetrate Our Existing Client Base

We intend to increase adoption of our solutions among our existing clients by selling additional Rimini Support contracts for other software products, releases and instances used within their organizations as well as by selling new contracts for our expanded portfolio of solutions, including, but not limited to, managed services, security, interoperability, observability and professional services. As of December 31, 2025, approximately 66% of our over 1,560 unique clients have selected us to provide services, products and solutions for more than one of their software product lines, and we believe there is additional opportunity for growth within our existing client base. Our client-centric focus, in combination with the critical nature of our portfolio of solutions, enables us to maintain close working relationships with our clients’ primary decision makers, which we believe helps us identify and capitalize on additional growth opportunities.

Expand our Managed Services Global Offerings

Our Rimini Manage for SAP and Oracle enterprise software integrates our ultra-responsive traditional support services with clients’ day-to-day AMS needs. AMS is comprised of system administration, operational support, health monitoring and enhancement support, and we believe this offering can provide clients with a better model, better people and better outcomes with higher satisfaction and potentially significant savings of time, labor and money. We also believe that Rimini Manage can deliver these same benefits to clients who require database management services for a wide array of databases. In addition, we are a Salesforce partner and offer Rimini Manage for their Salesforce Sales Cloud, Salesforce Service Cloud and other Salesforce products. With our ServiceNow partnership, we now also offer managed services for ServiceNow products. We are also an Amazon Web Services (AWS) partner and offer Rimini Manage for their cloud offering used by our clients.

Continue to Launch New Enterprise Software Support Solutions

Alongside our existing portfolio of products and services, we intend to develop and bring to market new enterprise software solutions that help our clients with various business needs. For example, we anticipate our list of supported products to expand with the Rimini Custom program, and we plan to deliver new innovation solutions for specific business functions leveraging the AI, automation, analytics and user experience capabilities in the ServiceNow platforms.

Continue to Capitalize on the Shift to Hybrid IT

We believe organizations are increasingly creating more complex IT environments that are a mixture of multiple technologies, business models and vendors, including traditional license and subscription license software solutions, deployed across the client’s system and cloud computing providers (hybrid IT environments), and consisting of proprietary and non-proprietary open-source software, all from a multitude of different technology vendors. We believe traditional enterprise software vendors and general consulting firms cannot effectively support these heterogeneous environments because of complex integrations, customizations, multi-vendor relationships and other unique challenges. Further, we believe a hybrid IT strategy enables organizations to reliably and cost-effectively run their business on an existing, stable core enterprise software platform, while at the same time enabling them to more quickly adopt new innovative applications and services, including digital, cloud, mobile and analytics. Multi-application, multi-environment solutions create a unique growth opportunity for independent support providers like Rimini Street.

Sales and Marketing

We sell our solutions primarily through our global direct sales organization. We organize our sales force by geographic region with sales teams currently covering North America, Latin America, Europe, Africa, Middle East and Asia-Pacific. We organize our sales and marketing professionals into territory-specific teams in order to align sales and marketing toward common sales goals. Our sales cycle can vary substantially from client to client but typically requires six to twelve months depending on the scope of the support, products or services being purchased. Enterprise software customers typically need to renew their vendor support contracts on an annual basis so there usually is an existing budget for our Rimini Support solutions, and that budget may be larger than our fees since most of our prospective clients are enterprise software vendor customers paying higher annual fees for their current support services than we charge for our Rimini Support solution. The sales cycle for our Rimini Manage or other solutions, beyond our Rimini Support solutions, may or may not be replacing the services of an incumbent vendor and, therefore, may not be dependent on the renewal date of an existing annual contract.

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

We generate global prospect leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target chief innovation officers, chief financial officers, chief procurement officers and other IT executives, senior business leaders and procurement specialists. We focus on the unique benefits of our offerings. Additionally, our marketing programs serve to create further market awareness and differentiation across our solutions portfolio. We believe we are recognized as a thought leader and a service leader in the enterprise application support market and a growing, serious competitor in our other newer solution markets such as managed services, security, interoperability, observability and consulting.

More recently, we have implemented go-to-market strategies targeting private equity firms with value messaging on cost, margin and exit goals. In August 2025, we became an approved supplier on the United States General Services Administration’s (GSA) Multiple Award Schedule (MAS) under the contract 47QTCA25D00DT for Oracle, SAP and VMware support and security services, permitting federal, state local and tribal governments to procure our services directly from the GSA schedule.

We have also defined and implemented a strategic partner and alliance program. By working with a portfolio of leading channel partners, solution partners and platform providers, we are able to further enhance our market credibility and awareness, execute growth strategies through enhanced scale and reach, and improve sales and marketing effectiveness and productivity. We collaborate with strategic partners to define joint solutions, alighted go-to-market plans, collaborative marketing and demand generation activities, as well as unified selling motions.

Our marketing programs include the following:

•Using our website to provide enterprise application and Rimini Street company information, as well as learning opportunities for potential clients, in the form of blogs, videos, eBooks and webinars;

•Business development representatives who respond to incoming leads to convert them into new sales opportunities;
•Online savings cost calculators to demonstrate the potential value of switching to Rimini Street for enterprise software support;
•Participation in, and sponsorship of, field marketing events, including user conferences, trade shows and industry events;
•Online marketing activities, including email campaigns, online advertising, social media (X, Facebook, Instagram and LinkedIn) and content syndication;
•Client success case studies across multiple industries;
•Co-marketing through channel partners and alliances, including co-branded events;
•Advertisements on targeted television, streaming and radio news outlets;
•Global public relations events, including:
•Street Smart – executive forums for clients and invited guests featuring client panels, keynote presentations by IT experts and peer networking while enjoying local cuisine; and
•Street Light – collaborative, conversation-driven, roundtables led by subject matter experts in various technology fields;
•Thought leadership through marketing to industry analysts, speaking engagements and sponsored research; and
•Outreach and engagement with our active clients to explore cross-selling opportunities and maintain high retention rates.

Our Values and Mission

Our mission is brought to life by the “4 Cs” – Company, Clients, Colleagues and Community. With every decision we make, we strive to take into account its impact on each quadrant, ensuring our actions reflect, strengthen and shape our relationships with those we serve.

The 4Cs of Rimini Street

Company	Colleagues
We dream big and innovate boldly, ensuring our collective vision delivers extraordinary outcomes for the 4Cs	Rimini Street is home to top talent, committed to a culture of mutual respect and collaboration

Clients	Community
We relentlessly pursue solutions that help clients achieve and surpass their financial, strategic and operational goals	We believe in leaving the world a better place than when we found it through donations, in-kind giving and volunteer work

Human Capital

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

As a key aspect of our success, we believe our culture helps enable our efforts to recruit and retain high quality talent. In addition, we strive to offer compensation, bonus and benefit programs appropriate for top-performing professionals. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives and opportunities for long-term incentives. Furthermore, we believe our remote delivery model provides an attractive employment option for our highly experienced PSEs compared to consulting roles that can require significant travel and also reduces our carbon footprint. As a company built on a foundation of remote and hybrid working, we believe these arrangements continue to provide flexibility to employees around the globe.

As of December 31, 2025, we employed over 1,980 professionals globally. We also engage temporary employees and consultants as needed. None of our U.S.-based employees are covered by collective bargaining agreements. Certain of our non-U.S.-based employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in particular jurisdictions, as required by local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Total Rewards Philosophy

We offer programs and resources designed to support the mental, physical, social and financial well-being of our employees. In addition to resources available through our health care plan providers, we offer a no-cost confidential employee assistance program that provides assessments, short-term counseling, referrals and follow-up services to employees who have personal and/or work-related problems.

Our Global Event Outreach Team, which is a division of our Security Department, monitors for events worldwide that may impact the health and safety of our employees, such as inclement weather, natural disasters and public safety emergencies, reaching out to potentially impacted employees to offer resources if they are in need of assistance.

Workplace Practices and Policies

We are committed to creating an inclusive environment. Qualified applicants will receive consideration for employment without regard to age, race, color, religion, national origin, sexual orientation, gender or gender identity, disability, protected veterans’ status or any other characteristic protected by applicable law.

As of the date of this Report, we have earned multiple employee satisfaction awards and certifications, including Great Place To Work® (a recognized global authority on workplace culture and employee satisfaction) certifications in Australia, France, the United Kingdom and the United States; a top 20 ranking from India’s Best Workplaces™ in both the “for Millennials” and “Great Mid-Size Workplaces” categories; a top 10 ranking from Korea’s Best Workplaces™ (as well as additional honors in Korea of Best Workplaces™ for Parents, “Proud Working Mother,” the Great Place To Work® “Pioneer Award,” a Great Place To Work® “Innovation Leader” and “Most Respected CEO” in Korea); Stevie® Gold Globee Awards for “Customer Service Executive of the Year” and Stevie® Silver Globee Awards for “Customer Service Department of the Year.”

Community Involvement

Through the Rimini Street Foundation, which is an initiative funded and managed internally by the Company, we encourage our employees to “support humankind” and share our Company’s success by investing back into the communities we serve through in-kind donations, employee time, Company financial support and funded volunteer activities around the world. Since its launch in 2015, the initiative has supported over 600 charities across six continents, with over 6,000 volunteer hours donated by our employees and their family and friends. In 2024, TrustRadius recognized the Company and the Rimini Street Foundation with a Tech Cares Award, which celebrates B2B technology organizations that excel in corporate social responsibility initiatives “dedicated to driving beneficial progress throughout their organization and community.” In February 2025, in honor of the 10th anniversary of the Rimini Street Foundation, the Company announced the fourth annual launch of the Foundation’s “RMNI LOVE” Grant Program, awarding a total of $100,000 to ten global charities.

Certifications

ISO certifications are part of our commitment to developing and executing best-in-class processes to ensure our clients consistently receive exceptional service. We have achieved and maintain ISO 9001 and ISO 27001 certifications.

In 2010, we achieved ISO 9001 Quality Management System certification for “Third-party provider of enterprise software support services specifically on-boarding of client and client environments”. In 2011, we expanded our certification for “Provision of third-party enterprise software support services specifically on-boarding of client, building of client environments, worldwide tax and regulatory research and delivery of tax and regulatory updates”. In 2012, we expanded our certification for “Global provision of enterprise software support services, including client onboarding; client account management; product support for vendor delivered and client customized code; fix development and delivery; and research, development and delivery of worldwide tax, legal and regulatory updates”. The certification process verifies that detailed processes for relevant business areas are reviewed, continuously monitored and improved to ensure services and deliverables are consistently delivered with excellence. During 2018, the ISO standard was upgraded. Our current ISO 9001:2015 certification is effective December 2025 through December 2028. During this certification cycle, annual surveillance audits are conducted to validate ongoing compliance with the requirements.

In 2013, we achieved worldwide ISO 27001 information security certification for our support services. ISO 27001 is a security standard covering “The Information Security Management System that supports the global provisioning of third-party software development and maintenance services”. Independent assessments of our conformity to the ISO 27001 standard include evaluating security risks, designing and implementing comprehensive security controls and adopting an information security management process to meet security needs on an ongoing basis. Our current ISO 27001:2022 certification is effective March 2025 through April 2028. During this certification cycle, annual surveillance audits are conducted to validate ongoing compliance with the requirements.

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
•a recognized high level of client satisfaction;
•ease of support model onboarding, deployment and usage;
•breadth and depth of support functionality, including the ability to support customized software;
•cost of products and services;
•brand awareness and reputation;
•capability for delivering services in a secure, scalable and reliable manner;
•ability to innovate and respond to client needs rapidly;
•agentic AI solutions specifically designed to operate across existing ERP solutions; and
•size of referenceable client base.

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

We believe our primary competitors for our Rimini Support solutions are the enterprise software vendors whose products we service and support, including, but not limited to, Oracle, SAP, IBM, Microsoft and VMWare. We expect that continued growth in our market could lead to significantly increased competition resulting from new entrants. In the meantime, our success and growth will depend to a substantial extent on the willingness of companies to engage an independent service vendor such as us to provide software maintenance and support services for their enterprise software.

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

We believe our primary competitors for our Rimini Agentic UX solutions are Oracle and SAP, as well as global systems integrators such as Accenture, IBM, Wipro, Capgemini and DXC, agentic AI platform providers such as Palantir and

UiPath, and potentially general AI providers such as OpenAI, Anthropic, Google and Amazon. We believe our competitive advantage against each of these competitors is our extensive expertise in supporting the ERP, CRM and other transactional software products that will underpin agentic AI capabilities.

We must note that some of our actual and potential competitors currently have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, greater name recognition and deeper customer relationships. Additionally, some enterprise software licensees are reluctant to engage a relatively smaller independent company such as us to provide services for their enterprise application software, choosing instead to rely on services provided by their enterprise software vendor or other larger competitors in our various service markets.

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

Despite our efforts, policing unauthorized use of our processes and software tools and intellectual property rights is difficult. As of the date of this Report, we are not aware of any material breaches of our intellectual property rights.

Information About our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of February 19, 2026:

Name Position	Age	Experience

Seth A. Ravin President, Chief Executive Officer and Chairman of the Board of Directors	59
Mr. Ravin founded our company and has served as our Chief Executive Officer and Chairman of the Board since September 2005 and as our President since March 2023. He also previously served as our President from September 2005 to January 2011. Prior to founding Rimini Street, Mr. Ravin served in various executive roles at TomorrowNow, Inc. from May 2002 to April 2005, most recently as President and a board director. TomorrowNow, Inc. was a supplier of software maintenance and support services for Oracle’s PeopleSoft and J.D. Edwards applications, and was acquired in January 2005 as a wholly-owned subsidiary of SAP America, Inc. From April 2000 to March 2001, Mr. Ravin served as Vice President of Inside Sales for Saba Software, Inc., a provider of e-Learning and human resource management software. From April 1996 to April 2000, Mr. Ravin served in various management roles at PeopleSoft, Inc. (acquired by Oracle), most recently as a Vice President of the Customer Sales Division. Mr. Ravin holds a Bachelor of Science in Business Administration from the University of Southern California.

Name Position	Age	Experience
Steve Hershkowitz Executive Vice President and Chief Revenue Officer	62
Mr. Hershkowitz has served as our Executive Vice President and Chief Revenue Officer since April 2024. Prior to joining Rimini Street, from February 2022 to April 2024, Mr. Hershkowitz was the Chief Revenue Officer at Virtana Corporation, where he ran global sales, transforming the company from a hardware-based perpetual license business to a robust software, subscription and SaaS model. Previously, from April 2010 to February 2022, Mr. Hershkowitz served in multiple roles at Hewlett Packard Enterprise (“HPE”), most recently as Vice President and General Manager, running the High Performance Compute and AI organization. Prior to this role, he was Vice President and General Manager of HPE’s North America Large Enterprise. Mr. Hershkowitz is a distinguished veteran of the United States Air Force where he served honorably. Mr. Hershkowitz studied Business Administration and Management at the University of Maryland.

Nancy Lyskawa Executive Vice President and Chief Client Officer	63
Ms. Lyskawa has served as our Executive Vice President & Chief Client Officer since April 2023. Previously, she served as our Executive Vice President, Global Client Onboarding from March 2020 to April 2023 and our Senior Vice President, Global Client Onboarding from September 2009 to March 2020. Prior to joining us, Ms. Lyskawa was with Oracle from December 2004 to September 2009, where she served in various executive roles, most recently as Vice President, Support Services and Marketing, from August 2005 to September 2009. From March 1994 to December 2004, she served as head of Global Services Marketing for PeopleSoft, Inc. (acquired by Oracle). From May 1986 to March 1994, Ms. Lyskawa served in various roles with Electronic Data Systems Corporation (acquired by Hewlett-Packard Company). Ms. Lyskawa is a Certified Management Accountant (CMA). Ms. Lyskawa holds a Bachelor of Business Administration in Accounting and Finance from the University of North Dakota and a Master’s Certificate in Marketing from the Cox School of Business at Southern Methodist University.

Kevin Maddock Executive Vice President and Chief Recurring Revenue Officer	60	Mr. Maddock has served as our Executive Vice President, Chief Recurring Revenue Officer and General Manager, North America, since May 2024. Previously, he served as our Executive Vice President, Chief Recurring Revenue from March 2021 until May 2024, our Executive Vice President, Global Sales - Recurring Revenue from March 2020 until March 2021, our Senior Vice President, Global Sales - Recurring Revenue from January 2018 to March 2020 and our Senior Vice President, Global Sales from December 2008 to January 2018. Prior to joining us, Mr. Maddock served as Executive Vice President of Worldwide Inside Sales and Operations for ServiceSource, a recurring revenue management company, from October 2004 to March 2008. From May 1998 to September 2004, Mr. Maddock served as Vice President of Worldwide Support Service Sales at PeopleSoft, Inc. (acquired by Oracle). From September 1995 to May 1998, Mr. Maddock served in multiple roles at KPMG Consulting. From August 1987 to April 1993, Mr. Maddock served in various roles at Accenture (formerly Andersen Consulting). Mr. Maddock holds a Bachelor of Business Administration in Finance with Honors from the University of Notre Dame and a Master’s Degree in Business Administration from the Anderson School of Management at UCLA.

Name Position	Age	Experience
Michael L. Perica Executive Vice President and Chief Financial Officer	54	Mr. Perica has served as our Executive Vice President and Chief Financial Officer since October 2020. Prior to joining us, Mr. Perica served as Vice President Finance and Chief Financial Officer of the Energy Systems Global business unit at EnerSys (NYSE: ENS), a global leader in stored energy solutions. Mr. Perica joined EnerSys in December 2018 as the result of EnerSys’ acquisition of Alpha Technologies, where he led the sell-side process as Alpha Technologies’ Chief Financial Officer. Prior to his appointment as Chief Financial Officer in August 2015, he had served as Alpha Technologies Vice President, International Finance and Operations since November 2013. Prior to his tenure at Alpha Technologies, Mr. Perica served as the Chief Financial Officer of Channell Commercial Corporation and spent 12 years as a sell-side analyst on Wall Street where he worked in senior publishing analyst positions at various investment banks. Mr. Perica holds a Bachelor of Business Administration in Accounting from Central Michigan University and a Master’s Degree in Business Administration from the University of Southern California, Marshall School of Business.

David Rowe Executive Vice President and Chief Marketing Officer	60
Mr. Rowe has served as our Executive Vice President and Chief Marketing Officer since May 2025. Previously, he served as our Chief Product Officer, Chief Marketing Officer and Executive Vice President, Global Transformation from August 2024 to May 2025. Prior to that, he served as our Executive Vice President, Global Transformation & Chief Product Officer from March 2023 until August 2024, our Executive Vice President, Global Transformation from September 2021 until March 2023, our Executive Vice President and Chief Marketing Officer from March 2020 to September 2021, our Senior Vice President and Chief Marketing Officer from April 2012 to March 2020, our Senior Vice President of Global Marketing and Alliances from December 2008 to April 2012 and our Vice President Marketing and Alliances from September 2006 to December 2008. Prior to joining us, Mr. Rowe served as Vice President of Product Management and Marketing at Perfect Commerce, Inc., an eProcurement company, from November 2004 to June 2006. From May 1995 to June 1999, Mr. Rowe held various positions with PeopleSoft, Inc. (acquired by Oracle), most recently serving as Director, Product Strategy. From July 1988 to April 1995, Mr. Rowe served in various roles at Accenture (formerly Andersen Consulting). Mr. Rowe holds a Bachelor of Science in Engineering from Harvey Mudd College.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website address is www.riministreet.com. References to our website are provided as a convenience, and the information contained on our website is not incorporated by reference in this, or any other, SEC filing.

Item 1A.    Risk Factors

Various factors could affect our business, financial condition, results of operations and cash flows. Any of the factors described in this section or other risks described elsewhere in this Report could result in a significant or material adverse effect on our business, financial condition, results of operations and cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Should any of these factors materialize, the trading price of our securities and the value of your investment might significantly decline.

You should also refer to the explanation of the qualifications and limitations on forward-looking statements under “Cautionary Note Regarding Forward-Looking Statements” set forth in the introduction to Part I of this Report. All forward-looking statements made by us are qualified by the risk factors described below.

The following is a summary of some of the principal risk factors, which are more fully described below.

Risks Related to Our Ability to Grow Our Business
•If we are unable to attract new clients or retain and/or sell additional products or services to existing clients, our revenue growth could be adversely affected.
•If our revenue continues to decline or fails to grow at a rate sufficient to offset expenses associated with efforts to grow, or if we are unable to manage our costs to be profitable, we may not be able to maintain or increase our level of profitability.
•We face significant competition for each component of our Solutions Portfolio.
•We may need to change our pricing models to compete successfully.
•We may experience fluctuations in our results of operations due to the sales cycles for our products and services and from the efforts of enterprise software vendors to sell upgrades or migrations to cloud-based versions of their enterprise software, which could make our future results difficult to predict and could cause our results of operations to fall below expectations.
•We may not be able to scale our operations quickly enough to meet our clients’ changing needs or decrease our costs adequately in response to changing client demand, and if we are not able to manage these changes efficiently, our results of operations could be harmed.
•We may not be successful in implementing our Agentic AI ERP initiatives.
•Incorporating AI technologies into our products and services or using AI in our operations may result in challenges that could adversely affect our business, reputation or financial results.
•If we fail to enhance and protect our brand, our ability to expand our client base will be impaired.
•If there is a widespread shift by clients or potential clients to enterprise software vendors, products and releases for which we do not provide products or services, or if our efforts to enhance, expand and develop new products and services are not successful, our business, financial condition and results of operations would be adversely impacted.
•Our litigation with Oracle may continue to present challenges for maintaining and growing our business for the unforeseeable future.

Risks Related to the Operation of Our Business
•Any uncured, material breach of our 2025 Settlement Agreement with Oracle could result in future adverse outcomes in litigation currently subject to a judicial stay and/or litigation standstill, which could have a material adverse effect on our business and financial results.
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
•Oracle could pursue additional litigation with us.
•The loss or disability of one or more key employees could harm our business.
•The failure to attract and retain qualified technical, sales and marketing personnel, or to expand our marketing and sales capabilities could prevent us from executing our business strategy.
•Interruptions to, or degraded performance of, our services could result in client dissatisfaction, damage to our reputation, loss of clients, limited growth and reduction in revenue.
•If our products and services fail due to defects or other similar problems, and if we fail to correct any defect or other software problems, we could lose clients, become subject to service performance or warranty claims and/or incur significant costs.
•Interruptions or performance problems with technologies and services from third parties that we use to operate critical functions of our business, including any deficiencies associated with AI technologies incorporated by us in our services offerings or used by us or such third parties, could harm our business.

•Cybersecurity threats continue to increase in frequency and sophistication; if our data security measures are compromised or our services are perceived as not being secure, clients may curtail or cease their use of our services, our reputation may be harmed, and we may incur significant liabilities.
•Our client engagements are becoming more complex, with longer, more expensive sales cycles, increased pricing pressure and implementation and configuration challenges.
•Because our long-term strategy involves further expansion of our sales outside the United States, our business is increasingly susceptible to risks associated with global operations, including currency exchange rate fluctuations and taxes, trade and data regulations.
•Consolidation in our target sales markets is continuing at a rapid pace, which could harm our business if our clients are acquired and their agreements are terminated, or not renewed or extended.

Risks Related to General Economic Conditions and Our Financial Performance
•Economic uncertainties and adverse changes in the general economy or in the industries in which our clients operate may result in increased costs of operations, disproportionately affect the demand for our products and services and could negatively impact our results of operations.
•Our failure to generate significant capital through our operations or raise additional capital necessary to fund and expand our operations, invest in new services and products and service our debt could reduce our ability to compete and harm our business.
•If our retention rates continue to decrease or we do not accurately forecast retention rates, our future revenue and results of operations may be harmed.
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

Risks Related to Laws, Regulations and Policies
•Our business may suffer if it is alleged or determined that our technology infringes others’ intellectual property rights.
•We are subject to legal and contractual obligations related to privacy and security, and our actual or perceived failure to comply with such obligations could harm our business.
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
•Our realization of the benefits from our net operating loss carryforwards for income tax purposes depends, in part, upon future events, the effects of which cannot be determined; and if we are not able to use a significant portion of our net operating loss carryforwards, our profitability could be adversely affected.
•We are a multinational organization, and we could be obligated to pay additional taxes in various jurisdictions.
•Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters and expose us to additional costs and risks.

Risks Related to Our Indebtedness, Securities and Corporate Governance
•Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility.
•Our 2024 Credit Facility imposes operating and financial restrictions on us.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
•The price of our Common Stock may be volatile.
•Any issuance of Common Stock upon the exercise of outstanding warrants expiring in June 2026 will dilute existing stockholders and such issuances and/or any sales of Common Stock by large stockholders may depress the market price of our Common Stock.
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

•There can be no assurance that we will pay dividends on our Common Stock; if we do not pay cash dividends, the ability to achieve a return on investment in our Common Stock will depend on price appreciation of our Common Stock.
•The DGCL and our organizational documents contain provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
•Our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders could be limited by our choice of forum in our bylaws.

Risks Related to Our Ability to Grow Our Business

If we are unable to attract new clients or retain and/or sell additional products or services to our existing clients. our revenue growth could be adversely affected. Further, if our revenue continues to decline or fails to grow at a rate sufficient to offset expenses associated with efforts to grow, or if we are unable to manage our costs to be profitable, we may not be able to maintain or increase our level of profitability.

We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. Our revenue declined from $428.8 million for the year ended December 31, 2024 to $421.5 million for the year ended December 31, 2025, representing a period over period decrease of 2%. We believe our revenue growth depends on a number of factors, including our ability to:

•add new clients, secure renewals or service extensions by existing clients on terms favorable to us and sell additional products and services to existing clients;
•price our products and services so that we are able to attract new clients and retain existing clients without compromising our profitability;
•introduce our products and services to new geographic markets;
•introduce new enterprise software products and services supporting additional enterprise software vendors, products and releases;
•manage relationships with our strategic partners to provide, develop and create applications that integrate with our Solutions Portfolio;
•satisfactorily complete our obligations under our Settlement Agreement with Oracle, as described below; and
•increase awareness of our Company, products and services on a global basis.

We may not successfully accomplish these objectives.

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

Additionally, we intend to continue to expend significant funds to expand our sales and marketing efforts. We will continue to collaborate and partner in key strategic areas, including agentic AI, to drive revenue growth for both new and existing offerings. Client adoption rates are less certain in these highly competitive and rapidly developing areas. Additionally, emerging business models may unfavorably impact demand and profitability for our other service offerings and introduce additional competition. If we do not adequately and timely anticipate and respond to changes in client and market preferences, competitive actions, disruptive technologies and emerging business models, client demand for our service offerings may decline. Further, our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses.

In addition, efforts to encourage growth have placed and may continue to place significant demands on our management and our operational and financial resources. Recent changes to our organizational structure and reductions in our workforce to align our operational needs with our ability to achieve and sustain profitability will necessitate adjustments to our operational, financial and management controls, as well as our reporting systems and procedures. We may not realize the anticipated benefits, savings and improvements from the recent changes to our organizational structure and associated reductions in workforce if our revenue continues to decline, which could have a material adverse effect on our business.

Further, we believe that our corporate culture has been a critical component of our success. However, efforts to encourage growth may make it difficult to maintain our corporate culture. For example, recent changes to our organizational structure and reductions in our workforce may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale. We must allocate valuable management resources to drive our reorganizational efforts without undermining our corporate culture of rapid innovation, teamwork and attention to client service. Any failure to manage efforts to encourage growth and related organizational changes in a manner that preserves our culture could negatively impact the achievement of our business objectives and our ability to achieve and maintain profitability.

Our revenue for any previous periods should not be relied upon as an indication of our revenue or revenue growth in the future. Further, our efforts to produce future growth may not result in increased revenue. If we are unable to achieve and sustain revenue growth or profitability, the market price of our securities may significantly decrease.

We face significant competition for each component of our Solutions Portfolio, including from enterprise software vendors and other companies offering independent enterprise software support, products and services, from other suppliers of managed IT and IT consulting services, as well as from software licensees that self-support, which may harm our ability to add new clients, retain existing clients and grow our client base across all of our offerings.

Our current and potential competitors across each component of our Solutions Portfolio may have significantly more financial, technical, sales and marketing teams and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. Our competitors include enterprise software vendors and companies offering independent enterprise software support, products and services, as well as other suppliers of managed IT and IT consulting services. These competitors include companies of various sizes and both public and private companies, including large, global companies and smaller companies with more specialized focuses, new entrants and AI or cloud-native companies. Specifically, we face intense competition from enterprise software vendors, such as Oracle and SAP, who provide software support for their own products. Competitors have offered, and may continue to offer, discounts to companies to whom we have marketed our services. In addition, competitors, including enterprise software vendors, may take other actions to maintain their business, including changing the terms of their customer agreements, the functionality of their support, products or services, or their pricing. For example, since 2017, Oracle has prohibited us from accessing its support websites to download software updates on behalf of our clients who are authorized to do so and permitted to authorize a third party to do so on their behalf. In addition, the support, license or other contractual policies of our competitors, including Oracle and SAP, may penalize customers that choose to use our or any independent provider’s services or products. Further, the contractual policies of enterprise software vendors, such as Oracle and SAP, may contain clauses that penalize customers that seek to return to the software vendor to purchase new licenses or support following a departure from the software vendor’s support program, thus deterring such customers from transitioning to our services. In addition, our current and potential competitors, including enterprise platform vendors that are acquiring, building or investing in automation and AI functionality of partnering with automation and AI providers, including agentic AI providers, may develop and market new technologies that render our existing or future enterprise software support, products or services (including our Agentic AI ERP solutions) less competitive or obsolete. Finally, we also face competition from software licensees that choose to self-support. Many enterprise software licensees have invested substantial personnel, infrastructure and financial resources in their own organizations with respect to support of their licensed enterprise software products and may choose to self-support with their own internal resources instead of purchasing support services. Competition could significantly impede our ability to sell our enterprise support, products and services on terms favorable to us, and we may need to decrease our prices to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our results of operations will be negatively affected.

We also compete with respect to certain of our support services with several smaller support services vendors in the independent enterprise software support services market. Certain providers of independent enterprise software support, products and services may have or may develop more strategic relationships with enterprise software vendors, which may allow them to compete more effectively than us over the long term. To the extent any of our competitors have existing relationships with potential clients for any component of our Solutions Portfolio, those potential clients may be unwilling to purchase our services because of those existing relationships, which could cause the demand for our services to be substantially impacted. Further, our competitors may attempt to use our Wind Down of support and services for Oracle’s PeopleSoft products described below to dissuade certain of our prospective or existing clients from purchasing or continuing to purchase any or all of the components of our Solutions Portfolio, including our enterprise software support services. We expect competition to continue to increase in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We may need to change our pricing models to compete successfully.

We generally offer our clients support services for a fee that is equal to a percentage of the annual fees charged by the enterprise software vendor; therefore, changes in such vendors’ fee structures would impact the fees we would receive from our clients. If the enterprise software vendors offer deep discounts on certain services or lower prices generally, we may need to change our pricing models, which could have an adverse effect on our results of operations. In addition, our other product and service offerings under our Solutions Portfolio have pricing models that use a variety of different metrics and formulas as compared to our support solutions. We may need to adjust our pricing models for our new products and services over time to ensure that we remain competitive and realize a return on our investment in these new products and services. If we do not adapt our pricing models as necessary or appropriate, our revenue could decrease and adversely affect our results of operations.

We may experience fluctuations in our results of operations due to the sales cycles for our products and services and from the efforts of enterprise software vendors to sell upgrades or migrations to cloud-based versions of their enterprise software, which could make our future results difficult to predict and could cause our results of operations to fall below expectations.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control, including seasonality linked to certain of the sales cycles for our products and services and the efforts of enterprise software vendors to convince our clients and potential clients to upgrade or migrate to cloud-based versions of their enterprise software. Historically, our sales cycle has been tied to the renewal dates for our clients’ existing and prior vendor support agreements for the products that we support. Because our clients make support vendor selection decisions in conjunction with the renewal of their existing support agreements with Oracle and SAP, among other enterprise software vendors, we have experienced an increase in business activity during the quarterly periods in which those agreements are up for renewal. However, because we have introduced and intend to continue to introduce products and services for additional software products that do not follow the same renewal timeline or pattern, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. Our existing clients often renew their agreements with us at or near the end of each calendar year, so we have also experienced and expect to continue to experience heavier renewal rates in the fourth quarter. Finally, major enterprise software vendors, including Oracle, SAP, Infor and Microsoft, routinely promote upgrades and cloud migrations as strategic imperatives. If a client or potential client migrates or upgrades their enterprise software, this may limit or restrict our ability to provide our enterprise software support, services and solutions, including our Agentic AI ERP solutions.

We may not be able to accurately forecast the amount or mix of future product and service subscriptions, revenue and expenses, and as a result, our results of operations may fall below our estimates or the expectations of securities analysts and investors. If our revenue or results of operations fall below the guidance we provide or the expectations of investors or securities analysts, the price of our Common Stock could decline.

We may not be able to scale our operations quickly enough to meet our clients’ changing needs or decrease our costs adequately in response to changing client demand, and if we are not able to manage these changes efficiently, our results of operations could be harmed.

As enterprise software products become more advanced and complex, we will need to devote additional resources to innovating, improving and expanding our offerings to provide products and services to our clients using these more advanced and complex products. In addition, we will need to appropriately scale our internal business systems and our global operations and client engagement teams to serve the changing needs of our client base, particularly as our client demographics expand. Any such expansion may be expensive and complex, requiring financial investments, and management time and attention. Any failure of or delay in these efforts could adversely affect the quality or success of our services and negatively impact client satisfaction, potentially decreasing sales to new clients and lowering renewal rates by existing clients. The commercial success of new or enhanced product and services offerings depends on a number of factors, including timely and successful development; effective distribution and marketing; market acceptance; compatibility with existing and emerging standards, platforms, software delivery methods and technologies; maintaining strategic partnerships; accurately predicting and anticipating customer needs and expectations and the direction of technological change; identifying and innovating in the right technologies; and differentiation from other solutions. If we fail to anticipate or identify technological, creative, productivity or marketing trends or fail to devote appropriate resources to adapt to such trends, our business could be harmed. Furthermore, changes in client demand or changes in our product offerings resulting from external events outside of our control, as well as from our Wind Down of support and services for Oracle’s PeopleSoft products, could require us to alter the scale of our business, including implementing additional workforce reductions.

We could face inefficiencies or operational failures as a result of our efforts to scale our operations for any such changes needed for our clients’ changing needs or changes in our business. There can be no assurance that any expansion and improvements to our infrastructure and systems will be fully or effectively implemented within budgets or on a timely basis, if at all. Any failure to efficiently scale our operations could result in reduced revenue and increased expenditures and adversely impact our operating margins and results of operations.

We may not be successful in implementing our Agentic AI ERP initiatives. Further, incorporating AI technologies into our products and services or using AI technologies in our operations may result in operational, legal, regulatory, ethical and other challenges, which could adversely affect our business, reputation or financial results.

We have recently made and expect to continue to make investments, in collaboration with our strategic partners, to integrate agentic AI into our products and services and to update our Solutions Portfolio to enable our clients to leverage agentic AI across their ERP software suites for insights, digital experiences and applications. Agentic AI may become a more prominent component of our Solutions Portfolio over time. Our ongoing efforts to promote our Agentic AI ERP initiatives may not be successful, and our competitors or other third parties may incorporate agentic and other AI technologies into their offerings more successfully than we do and achieve greater and faster adoption, which could impair our ability to compete effectively and adversely affect our business and financial results. AI technology is evolving quickly. To remain competitive, we must make significant investments to continue to successfully develop and incorporate this technology into our products and services. Our ability to incorporate AI technology into our products depends on the availability, performance and pricing of third-party hardware and software equipment and technical infrastructure, as well as maintaining strategic partnerships with multiple third-party service providers and platforms. Our competitors or other third parties may incorporate AI into their products more quickly or successfully than us. They may also have or in the future obtain IP rights that would prevent, limit or interfere with our ability to incorporate AI into our products and services. For these reasons, among others, we may not be able to compete effectively in the evolving AI market, including the evolving market for Agentic AI ERP.

Our Agentic AI ERP solutions are designed to be deployed and used in large-scale computing environments with different operating systems, systems management software and equipment and networking configurations, which may cause errors in, or failures of, such solutions or other aspects of the computing environments into which they are deployed. In addition, deployment of such solutions into complicated, large-scale computing environments may expose undetected errors, failures, defects, or vulnerabilities in our solutions. Our Agentic AI ERP solutions may not work as we anticipate or they may produce unexpected results or outcomes. Despite testing by us, errors, failures, defects, or vulnerabilities may not be found in our Agentic AI ERP solutions until they are released to our clients or thereafter. Real or perceived errors, failures, defects, or vulnerabilities in our Agentic AI ERP solutions could result in, among other things, negative publicity and damage to our reputation, lower renewal rates, loss of or delay in market acceptance of our Agentic AI ERP solutions, loss of competitive position, or claims by clients for losses sustained by them or expose us to breach of contract claims, regulatory fines and related liabilities. If vulnerabilities in our Agentic AI ERP solutions are exploited by adversaries, our clients could experience damages or losses for which our clients may seek to hold us accountable. In the case of claims by clients, we may be required, or may choose, for regulatory, contractual, client relations or other reasons, to expend additional resources to help correct the problem.

The introduction of AI technologies, particularly agentic AI, into our offerings may result in new or expanded risks and liabilities, due to enhanced regulatory scrutiny, litigation, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, employing AI technologies can cause unintended consequences and errors, which could harm our reputation and expose us to liability. If the content, analyses, or recommendations that AI technologies assist in producing are, or are alleged to be, inaccurate, misleading, biased or otherwise flawed, any of which may not be detectable by us, our business and reputation may be adversely affected. Use of AI technologies, and the evolving legal and regulatory framework for AI, could impact our ability to protect our data and intellectual property, as well as client information, and could expose us to intellectual property or other claims by third parties and increased cybersecurity risks or failure to protect confidential information, which may expose us to risks associated with data rights.

The highly complex and rapidly developing nature of AI technology makes it impossible to predict all of the legal, operational or technological risks that may arise relating to our use of AI. Any of these risks could materially adversely affect our business, financial condition or results of operations.

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

If there is a widespread shift by clients or potential clients to enterprise software vendors, products and releases for which we do not provide products or services, or if our efforts to enhance and expand our current product and services offerings or develop new offerings that will appeal to clients and potential clients are not successful, our business, financial condition and results of operations would be adversely impacted.

Our current revenue is primarily derived from the provision of support services for Oracle and SAP enterprise software products. If other enterprise software vendors, products and releases emerge to take substantial market share from current Oracle and SAP products and releases we support, and we are unable to, or do not, offer products or services for such vendors, products or releases, demand for our products and services may decline or our products and services may become obsolete. Developing new products and services to address different emerging enterprise software vendors, products and releases, as well as continuing to develop our Agentic AI ERP solutions, could take a substantial investment of time and financial resources, and we cannot guarantee that we will be successful. If fewer clients use enterprise software products for which we provide products and services, or we are not able to provide services for new vendors, products and releases, our business would be adversely impacted.

We continue to invest resources in research and development to enhance our current product and service offerings, and develop new offerings, such as our Agentic AI ERP solutions, that we hope will appeal to clients and potential clients. The development of new product and service offerings may not generate sufficient revenue to offset the increased research and development expenses and may not generate gross profit margins consistent with our current margins.

If our new or modified products, services or technology do not work as intended, are not responsive to client needs or industry or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing and prospective clients or related opportunities, in which case our financial condition and results of operations may be adversely impacted, and if we are not successful in implementing any new product and service offerings, we may need to write off the value of our investment in such offerings.

Our litigation with Oracle may continue to present challenges for maintaining and growing our business for the unforeseeable future.

We have historically experienced challenges growing our business as a result of our litigation with Oracle, as described further below under the heading “Risks Related to the Operations of our Business.” Many existing and prospective clients previously expressed concerns regarding this litigation and, in some cases, received various negative communications by Oracle in connection with this litigation. We have experienced, and may continue to experience in the future, volatility and slowness in acquiring new clients, as well as clients not renewing their agreements with us, due to this litigation or as a result of the Wind Down process described below. Certain of our prospective and existing clients may be subject to additional negative communications from software vendors or from other third-party providers of enterprise software support services, both in regard to the litigation and the Wind Down process, which may result in a failure to renew agreements for our services or to engage us. We have taken steps to minimize disruptions to our existing and prospective clients regarding the litigation. In certain cases, we have agreed to pay damages to our clients if we are no longer able to provide services to these clients, and/or provide certain termination rights if any outcome of litigation (including settlement) results in our inability to continue providing any of the paid-for services, which, in certain cases, includes clients subject to the Wind Down process. Prior to entering into the Settlement Agreement, we believe the length of our sales cycle may have been longer than it otherwise would have been due to prospective client diligence on the possible effects of the Oracle litigation on our business. We cannot provide assurances that we will continue to overcome the challenges we faced as a result of the litigation and potentially will face as a result of the Wind Down process and continue to renew existing clients or secure new clients.

Risks Related to the Operation of Our Business

Any uncured, material breach by us of our 2025 Settlement Agreement with Oracle could result in future adverse outcomes in litigation currently subject to a judicial stay and/or litigation standstill, which could have a material adverse effect on our business and financial results.

Our July 2025 Settlement Agreement with Oracle requires us to complete the Wind Down of our provision of support and services for Oracle PeopleSoft software no later than July 31, 2028 (the “Wind Down Period”), as well as to comply with other customary covenants, as further described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Report. If there is an uncured material breach of any term of the Settlement Agreement on the part of us and/or Mr. Ravin, Oracle may terminate the Settlement Agreement and seek leave of the District Court to lift the current stay of the Rimini II litigation. If this occurs, no assurance is or can be given that the District Court will rule in a manner that is favorable to us on any issues related to the Rimini II litigation that may be reconsidered in the remand proceeding following the lifting of the stay, including any future award of attorneys’ fees and costs to Oracle. Further, no assurance is or can be given that the District Court will not award attorneys’ fees to Oracle following the conclusion of any such remand proceedings and, if so awarded, that the attorneys’ fees awarded are not in excess of the amount previously awarded to Oracle by the District Court following the issuance of its initial findings of fact and conclusions of law in the Rimini II litigation.

During the Wind Down Period, for any Oracle product or service other than PeopleSoft that was the subject of the Rimini I litigation or the Rimini II litigation, Oracle may initiate contempt proceedings against us for conduct prohibited by the Rimini I Injunction and/or the Rimini II Injunction. Additionally, following termination of the Settlement Agreement or the Litigation Standstill, Oracle may initiate contempt proceedings against us at any time for conduct prohibited by the Rimini I Injunction and/or the Rimini II Injunction. Such contempt proceedings or any judicial finding of contempt could result in a material adverse effect on our business and financial condition. Sanctions from any finding of contempt could reduce the amount of cash flows available to pay principal, interest, fees and other amounts due under our 2024 Credit Facility, which could result in an event of default, in which case the lenders could demand accelerated payment of principal, accrued and unpaid interest, and other fees. We cannot provide assurances that we will have sufficient assets which would allow us to repay such indebtedness in full at such time.

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

Our 2025 Settlement Agreement with Oracle requires us to complete the Wind Down within a certain time period, and we are unable to guarantee the outcome of our efforts to comply with such requirements or the timing of the associated expected significant reductions in revenue. Nor can we predict the total anticipated costs associated with the Wind Down, which, if significant, could have a material adverse effect on our business and financial condition.

In July 2024, we initially announced that we had unilaterally decided to wind down our offering of support and services for Oracle PeopleSoft software. At the time of our initial announcement, the annual revenue associated with our provision of services for Oracle’s PeopleSoft products was approximately $30 million.

Our 2025 Settlement Agreement with Oracle requires us to complete the Wind Down of our provision of support and services for Oracle PeopleSoft software no later than July 31, 2028. The Wind Down includes our Rimini Support, Rimini Manage and Rimini Consult services for Oracle PeopleSoft products. As we provide services for Oracle PeopleSoft products to clients globally, both the pace of revenue reduction during the Wind Down process and the final date that we will receive revenue from the discontinued services are unknown as of the date of this Report. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 5% and 8% of total revenue for the years ended December 31, 2025 and 2024, respectively. We expect continued reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period.

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

In response to our actions to discontinue this business, one or more of our current PeopleSoft support clients may claim a breach of contract related to early termination and/or non-performance of contractually guaranteed services. While no litigation relating to the Wind Down has been filed against us as of the date of this Report, no assurance is or can be given that our current PeopleSoft support clients will not pursue litigation against us. Such litigation could distract our management team from running our business, reduce our sales revenue and negatively impact our ability to successfully sell other services to such clients or prospective clients. We could be required to pay substantial damages, attorneys’ fees and/or costs in connection with any such litigation, which could result in a material adverse effect on our business and financial condition.

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

We rely on our management team and other key employees, including our President, Chief Executive Officer and Chairman of the Board, and the loss or disability of one or more key employees could harm our business. Additionally, the failure to attract and retain qualified technical, sales and marketing personnel, or to expand our marketing and sales capabilities could prevent us from executing our business strategy.

The loss of or a disability that would prevent our President, Chief Executive Officer and Chairman of the Board or any of our key members of management from substantially performing their duties could have a material adverse effect on our business, operating results and financial condition, particularly if we are unable to hire and integrate suitable replacements on a timely basis. Mr. Ravin has been under long-standing medical care for kidney disease, which includes ongoing treatment. Although Mr. Ravin’s condition has not adversely impacted his performance as President, Chief Executive Officer and Chairman of the Board or on the overall management of the Company, we can provide no assurance that his condition will not affect his ability to perform these roles in the future. Further, as we continue to grow our business, we will continue to adjust our management team to best address our growth opportunities. If we are unable to attract or retain the right individuals for the team, it could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business. We do not maintain key man life insurance on any of our employees.

Furthermore, to execute our business strategy, we must attract and retain highly qualified technical, sales and marketing personnel. Our ability to increase our client base and achieve broader market acceptance of our services will depend to a significant extent on our ability to expand our marketing and sales operations as well as to identify, hire, onboard, train, develop, motivate and retain highly skilled personal, including key technical, sales and marketing personnel. We plan to continue expanding our sales force globally. We are experiencing a very competitive recruiting environment, creating difficulty in hiring and retaining sufficient numbers of highly skilled sales personnel and other employees, such as engineers and support services personnel, with appropriate qualifications, particularly as we integrate new AI technologies into our Service Portfolio that require new or additional skill sets. In particular, we have experienced extreme hiring competition in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and other countries in which we operate, including India, Brazil and Malaysia, where we operate or plan to operate our global capability centers. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel, immigration, or the availability of work visas. Many companies with which we compete for experienced personnel have greater resources and less stock price volatility than we do. In making employment decisions, job candidates often consider the value of the equity incentives they are to receive in connection with their employment. If the price of our stock continues to experience significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required personnel to profitably grow our business. If we fail to attract highly qualified new sales and other personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Moreover, it generally takes our new sales personnel an average of nine to twelve months to operate at the capacity typically expected of experienced sales personnel. This ramp cycle, combined with our typical six- to twelve-month sales cycle for engaged prospects, means that we will not immediately recognize a return on this investment in our sales results. The cost to acquire clients is high due to the cost of these marketing and sales efforts and is expected to increase as we continue to offer new products and services, as our sales personnel will need specialized training on our new offerings. Our business may be materially harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

Interruptions to, or degraded performance of, our service could result in client dissatisfaction, damage to our reputation, loss of clients, limited growth and reduction in revenue.

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

Certain offerings under our Solutions Portfolio, including our Agentic AI ERP solutions, rely upon strategic partnerships with channel partners, solution partners and third-party platform providers. If any critical channel partner, solution partner or third-party platform provider experiences business or service interruptions or becomes unavailable to us for any reason, we may not be able to deliver the corresponding offering to our clients.

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

Our products and services and the systems infrastructure necessary for the successful delivery of our products and services to clients are inherently complex and may contain material defects or errors unknown to us. We have from time to time found defects in our products and services after delivery and may discover additional defects in the future. In particular, we have developed our own tools and processes to deliver comprehensive tax, legal and regulatory updates tailored for each client, which we endeavor to deliver to our clients in a shorter timeframe than our competitors, which may result in an increased risk of material defects or errors occurring. We may not be able to detect and correct all defects or errors before clients use our products and services, as some may be unknown. These defects or errors could also cause inaccuracies in the data we collect and process for our clients and/or or clients’ data, or even the loss, damage or inadvertent release of such data. Even if we are able to implement fixes or corrections to our tax, legal and regulatory updates in a timely manner, any history of defects or inaccuracies in the data we collect and process for our clients, or the loss, damage or inadvertent release of such data could cause our reputation to be harmed, and clients may elect not to renew, extend or expand their agreements with us and subject us to service performance credits, warranty or other claims or increased insurance costs. The costs associated with any material defects or errors in our products and services or other performance problems may be substantial and could materially adversely affect our financial condition and results of operations.

Interruptions or performance problems with technologies and services from third parties that we use to operate critical functions of our business, including any deficiencies associated with AI technologies incorporated by us in our services offerings or used by us or such third parties, could harm our business.

We depend and rely on software-as-a-service, or SaaS, technologies and related services from third parties to operate critical functions of our business, including our Agentic AI ERP solutions, billing and order management, financial accounting services, and client relationship management services. If these services become unavailable due to extended outages or interruptions, security vulnerabilities, or cyber-attacks, lack of availability on commercially reasonable terms or prices, or due to other unforeseen circumstances, our expenses could increase, our ability to manage these critical functions could be interrupted, and our processes for and ability to manage sales of our products, recognize revenue, and support our clients could be impaired, all of which could adversely affect our business and operating results. We have integrated, and plan to further integrate, AI capabilities and technologies into our and service offerings, and the continued use and/or development of AI technologies or services by some of our third-party vendors and service providers, as well as any ineffective or inadequate AI development or deployment practices by us or such third-party vendors and service providers, could result in unintended consequences such as reputational damage, legal liabilities or loss of user confidence or business. The algorithms and models used in AI technologies and systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. In addition, there is a risk of system failures, disruptions or vulnerabilities that could compromise the integrity, security or privacy of the generated content, including the use of cyberattacks against emerging technologies, such as generative and agentic AI.

Cybersecurity threats continue to increase in frequency and sophistication; if our data security measures are compromised or unauthorized access to or misuse of client data occurs, our services may be perceived as not being secure, clients may curtail or cease use of our services, our reputation and our business may be harmed, and we may incur significant liabilities.

We rely on certain key information technology systems, some of which are dependent on services provided by third parties, to provide critical data and services for our internal and external users. Our services sometimes involve accessing, processing, sharing, using, storing and transmitting proprietary information and protected data of our clients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storing and transmitting such information and data. If our security measures are compromised as a result of third-party action, employee, service provider or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business and our clients may be harmed, and we could incur significant liabilities. Cyberattacks continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. Furthermore, due to tensions related to ongoing geopolitical conflicts, the risk of cyber-attacks may be elevated. We have been the subject of cybersecurity threats and expect such threats to continue in the future. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems or security measures, we may face negative publicity or reputational harm if anyone incorrectly attributes the blame for such security incidents to us, our products and services, or our systems. We may also be responsible for repairing damage caused to our clients’ systems that we support, and we may not be able to make such repairs in a timely manner or at all.

We may be unable to fully anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because the methodologies to do so change frequently, including increased usage of emerging technologies such as advanced automation or AI, and generally are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our systems or security measures or gain unauthorized access to our clients’ proprietary information and protected data as was the case in a 2021 successful phishing incident, which resulted in some unauthorized sharing of our client addresses and billing information, but did not significantly impact our business or client relationships.

Although we attempt to identify, mitigate and manage these risks through employing a number of measures, including security controls, insurance, monitoring of our systems and networks, employee training and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to increasingly sophisticated advanced persistent threats that may have a material effect on our business. The need to devote additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

Furthermore, information systems management requires constant updates to their security policies, networks, software and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft. We rely on third-party service providers’ systems and software to provide our software support, products and services. The failure of any third-party service providers to efficiently and correctly update their software and hardware systems or maintain appropriate cybersecurity measures could result in operational inefficiencies and subject us to expend additional resources and costs which could have a material adverse effect on our operations and profitability.

In addition, many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data, and some of our clients contractually require notification of any data security compromise. In the event of a data security compromise, we may have difficulty timely complying with notification requirements that are unreasonably short or burdensome. SEC rules, multiple privacy regulations such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) and California’s Consumer Privacy Act (“CCPA”) and potential other applicable legislative action, will require public disclosure of material security compromises experienced by our clients, by our competitors or by us, which may lead to widespread negative publicity. Any data security compromise in our industry, whether actual or perceived, could harm our reputation, erode client confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew their agreements with us, or subject us to third-party lawsuits, government investigations, regulatory fines or other action or liability, all or any of which could materially and adversely affect our business, financial condition and results of operations.

We cannot provide assurances that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Further, certain of our contracts do not contain limitations of liability specific to security breaches, which could expose us to significant liabilities or damages, which could materially and adversely affect our business, financial condition and results of operations. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or in sufficient amounts to cover one or more claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of substantial deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

Our client engagements are becoming more complex with the expansion of our Solutions Portfolio, leading to longer, more expensive sales cycles, increased pricing pressure and implementation and configuration challenges.

As we continue to expand our Solutions Portfolio beyond traditional third-party enterprise software support services, the complexity of our client arrangements increases as we engage with increasingly larger enterprise customers with multiple ERP software products that span their enterprise. These clients often require a lengthy evaluation and testing of our products and services prior to making a purchasing decision, require multiple levels of review and approval from a broader set of stakeholders, and demand more configuration, integration services and features. As a result, these sales opportunities may require us to devote significant sales support and professional services to a smaller number of transactions, diverting those resources from other sales opportunities. If we fail to effectively manage these risks with larger successful client engagements, our business may be negatively affected.

Because our strategy involves further expansion of our sales to clients outside the United States, our business will be susceptible to risks associated with global operations, including currency exchange rate fluctuations and taxes, trade and data regulations.

A significant component of our strategy involves the further expansion of our operations and client base outside the United States. We currently have subsidiaries outside of the United States in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Indonesia (Foreign Trade Representative Office), Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan and the United Kingdom, which focus primarily on selling our services in those regions.

In the future, we may expand to other locations outside of the United States. Our current global operations and future initiatives will involve a variety of risks, including among others:

•changes in a specific country’s or region’s political or economic conditions;
•the occurrence of catastrophic events, including natural disasters, that may disrupt our business;
•changes in regulatory requirements, taxes or trade laws, including changes in diplomatic and trade relationships, such as new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and sanctions and other trade barriers;

•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into currency exchange rate hedging transactions;
•more stringent regulations relating to the incorporation of AI into our products and services, cybersecurity and data security and privacy, such as where and how data can be housed, accessed and used, and the unauthorized use of, or access to, commercial and personal information;
•differing labor regulations, especially in countries and geographies where labor laws are more advantageous to employees as compared to the United States;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs as well as hire and retain local management, sales, marketing and support personnel, along with the ability to recapture costs incurred to open up new geographies;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•increased logistics, travel, real estate, infrastructure and legal compliance costs associated with global operations;
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash and limitations on our ability to reinvest earnings from operations in one country to fund our operations in other countries;
•laws and business practices favoring local competitors or general preferences for local vendors;
•limited or insufficient intellectual property protection;
•war, political instability or terrorist activities;
•U.S. foreign policy in Latin America, regarding the Arctic regions and the Middle East;
•The perception of potential conflicts between the United States and other nations; and
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the United States Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions.

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

Consolidation in our target sales markets is continuing at a rapid pace, which could harm our business when our clients are acquired and their agreements are terminated, or not renewed or extended.

Consolidation among companies in our target sales markets has been robust in recent years, and this continuing trend poses a risk for us. If such consolidation rates continue, we expect that some of the acquiring companies will terminate, renegotiate and elect not to renew our agreements with the clients they acquire, which may have an adverse effect on our business and results of operations.

Risks Related to General Economic Conditions and Our Financial Performance

Economic uncertainties and adverse changes in the general economy or in the industries in which our clients operate may result in increased costs of operations, disproportionately affect the demand for our products and services and could negatively impact our results of operations.

General worldwide economic conditions and markets continue to experience volatility, and uncertainty remains widespread. An uncertain economic environment, as well as shifts in immigration regulation and access to work visas, may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. We and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to further reduce their IT budgets. Although we are generally a lower cost provider of such services than enterprise software vendors, this trend could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, our clients may face cash flow constraints, gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including tariffs, changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments, including international tensions or the perception of potential conflicts between the U.S. and other nations, growing tensions relating to control of Arctic regions and U.S. foreign policy in Latin America, the economic disruption caused by continued political instability in the Middle East, including Iran, the Russian invasion of Ukraine and recent political and trade turmoil with China and other nations, have increased levels of political and economic unpredictability globally, and may continue to increase the volatility of global financial markets and global and regional economies.

Our failure to generate significant capital through our operations or raise additional capital necessary to fund and expand our operations, invest in new services and products and service our debt could reduce our ability to compete and could harm our business.

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

If our retention rates continue to decrease, or we do not accurately forecast retention rates, our future revenue and results of operations may be harmed.

Our clients have no obligation to renew their product or service subscription agreements with us after the expiration of a non-cancelable agreement term. In addition, the majority of our multi-year, non-cancelable client agreements are not pre-paid other than the first year of the non-cancelable service period. We may not accurately forecast retention rates for our clients. Our retention rates may decline or fluctuate as a result of a number of factors, including our clients’ decision to license a new product or release from an enterprise software vendor, our clients’ decision to move to another enterprise software vendor, product or release for which we do not offer products or services, global economic conditions, including rising inflation and interest rates on our clients’ businesses, client satisfaction with our products and services, the acquisition of our clients by other companies and clients going out of business. If our clients do not renew their agreements or decrease the amount they spend with us, our revenue will decline and our business will suffer. Certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services.

Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our results of operations.

As a subscription-based business, we recognize revenue over the service period of our contracts. As a result, much of our reported revenue each quarter results from contracts entered into during previous quarters. Consequently, while a shortfall in demand for our products and services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter, it could negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in new sales, renewals or extensions of our service agreements for a quarter will not be reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable service contract term.

Due to the variability of timing in our sales cycle, if we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our results of operations and liquidity could be adversely affected.

The variability of the sales cycle for the evaluation and implementation of our products and services, which typically has been six to twelve months once a client is engaged, may cause us to experience a delay between increasing operating expenses for such sales efforts, and the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our results of operations and liquidity in future reporting periods may be below the expectations of the public market, securities analysts or investors, which could negatively impact the price of our Common Stock.

Our future liquidity and results of operations may be adversely affected by the timing of new orders, client renewals and cash receipts from clients.

Due to the collection of cash from our clients before services are provided, our revenue is recognized over future periods when there are no corresponding cash receipts from such clients. Accordingly, our future liquidity depends upon our ability to continue to attract new clients and to enter into renewal arrangements with existing clients. If we experience a decline in orders from new clients or renewals from existing clients, our recognized revenue may continue to increase while our liquidity and cash levels decline. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of declines in orders from new clients or renewals from existing clients may not be fully reflected in our results of operations and cash flows until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, as it may not be an indicator of the future sufficiency of our cash and cash equivalents to meet our liquidity requirements. You should not rely on our past results as an indication of our future performance or liquidity.

Risks Related to Laws, Regulations and Policies

Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets as well as other intellectual and proprietary rights. Companies in the software industry are often required to defend against claims and litigation alleging infringement or other violations of intellectual property rights. Our litigation with Oracle relates in part to copyright infringement claims and, from time to time, we may receive threatening letters or notices alleging infringement or may be the subject of claims that our services and underlying technology infringe or violate the intellectual property rights of others. Further, while we prohibit the use of certain emerging technologies by our employees unless incorporated into one of our product or service offerings or approved in accordance with internal policies, incorporating AI technologies, in our product and service offerings or the authorized or unauthorized use of AI technologies by our employees may result in allegations or claims against us related to violations of third-party intellectual property rights, unauthorized access to or use of proprietary information and/or failure to comply with the terms of third-party licensing agreements. Any such allegation, whether innocent or intentional, can adversely impact marketing, sales and our reputation.

Any actual or perceived failure by us to comply with data protection requirements or other legal or contractual obligations related to privacy and security could harm our business and operations and/or result in proceedings, actions or penalties against us.

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

•In the United States, states continue to propose and pass comprehensive privacy legislation, including data breach notification laws, personal data privacy laws, and consumer protection laws, without harmonization. For example, the CCPA, as amended by the California Privacy Rights Act, gives California residents rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, and in some states, efforts to pass comprehensive privacy laws have been successful. A growing number of other states have enacted or are expected to pass laws that impose privacy obligations. The existence of comprehensive privacy laws in different states adds additional complexity, variation in requirements, restrictions, and potential legal risk, requires additional investment of resources in compliance programs, impacts strategies and availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.

•Outside of the United States, virtually every jurisdiction in which we provide our products and services has established its own data protection requirements with which we or our clients must comply.

•In the EU, data protection laws, such as GDPR, are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. GDPR imposes robust obligations upon covered companies, including heightened notice and consent requirements, greater rights of data subjects (e.g., the “right to be forgotten”), increased accountability measures, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines for non-compliance. Serious breaches of GDPR (and similar data protection regulations in the United Kingdom) may result in monetary penalties of up to €20 million (or £17.5 million in the UK) or 4% of worldwide annual revenue, whichever is greater, for violations. In addition to GDPR, other European legislative proposals and current laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing, with an increased focus on online behavioral advertising.

•Many jurisdictions outside of Europe where we currently or plan to do business or have employees are also considering or have enacted comprehensive data protection legislation, cybersecurity legislation, or both. These include Australia, Brazil, China, India, Japan, Mexico, Singapore, and United Arab Emirates.

•Various data transfer rules related to our ability to transfer data from one country to another may limit our ability to transfer certain data or require us to guarantee a certain level of protection when transferring data from one country to another.

•We are also subject to data localization laws in certain countries that may, for example, require personal information of citizens to be collected, stored, and modified only within that country. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our offerings or services, or prohibit us from continuing to offer services in those markets without significant additional costs.

The regulatory frameworks governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, are rapidly evolving and, therefore, are subject to uncertainty and varying interpretations. These laws may be interpreted and applied in a manner that is inconsistent with laws in other jurisdictions or which our existing data management practices or the features of our services. We therefore cannot yet fully determine the impact these or future laws, regulations, and resulting industry standards may have on our business or operations.

In addition to regulations regarding the collection, processing, storage, use, and sharing of certain information, our contracts with clients include specific obligations regarding the protection of confidentiality and the permitted uses of personally identifiable and other proprietary information. Although we endeavor to comply with our published privacy policies and documentation and the laws and regulations that we are subject to, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies and product documentation or evolving privacy laws or regulations, changing consumer expectations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the imposition of significant fines, penalties or other liabilities, which could, individually or in the aggregate, materially and adversely affect our business, financial condition, and results of operations. In addition, any such action, particularly to the extent we were found to be in violation or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.

As our clients may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative, and other developments. These changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. As we expand our client base, these requirements may vary from client to client, further increasing the cost of compliance and doing business.

Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, with potential consequences such as fines and other expenses related to such governmental actions, an order requiring that we change our data practices or business practices, and could cause our clients to lose trust in us, any of which could have an adverse effect on our business. Further, the unauthorized use of any AI technology by our workforce may pose potential risks relating to the protection of data, including cybersecurity risk, exposure of our and our clients’ proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property.

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our success depends, in part, upon protecting our proprietary products, services, knowledge, software tools and processes. We rely on a combination of copyrights, trademarks, service marks, patents, trade secret laws and contractual restrictions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, unauthorized third parties may copy or use information that we regard as proprietary to create products and services that compete with ours. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our global activities, our exposure to unauthorized copying and use of our brand, processes and software tools may increase.

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

State, local and foreign jurisdictions have differing and complex rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations can be subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our products and services in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and can vary significantly. Currently, we are under audit in some of our jurisdictions. We have previously faced and could face the possibility again of tax assessments and additional audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates.

Our realization of the benefits from our net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined; if we are not able to use a significant portion of our net operating loss carryforwards, our profitability could be adversely affected.

We have United States federal and state net operating loss carryforwards due to prior period losses, which could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. Reference is made to Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for a discussion of income taxes.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws in the United States. While our ownership changes to date have not triggered any limitations under Section 382, it is possible that any future ownership changes or issuances of our capital stock could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

The amount of taxes we pay in jurisdictions in which we operate could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us, any of which could have a material impact on our business and results of operations.

Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters and expose us to additional costs and risks.

Our implementation of reporting on ESG matters presents numerous operational, financial, legal, reputational and other risks, many of which are outside of our control, and all of which could have a material negative impact on our business. Companies have recently faced attention from various stakeholders and regulators, both in the U.S. and internationally, relating to ESG matters, including environmental stewardship, social responsibility and inclusion. Failure to satisfy our stakeholders with regard to ESG matters could negatively impact our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner. Unfavorable ESG ratings may lead to negative investor sentiment towards us, which could have a negative impact on our stock price. Further, evolving U.S. federal laws regarding ESG matters may be inconsistent with stakeholder positions on such matters, and we may experience conflicts between actual or proposed governmental regulations and stakeholder expectations.

Risks Related to Our Indebtedness, Securities and Corporate Governance

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On December 31, 2025, our outstanding indebtedness under our 2024 Credit Facility and finance leases totaled $68.4 million. We may incur substantial additional indebtedness in the future. Our 2024 Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

•our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•our requirement to use a significant portion of our cash flows from operations to pay principal and interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;
•our level of indebtedness could disadvantage us compared to our competitors that have proportionately less debt;
•our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and
•our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect to depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our 2024 Credit Facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control, including inflation and global economic conditions. Our business may not generate sufficient cash flows from operations in the future, and we may not be able to achieve and maintain profitability in future periods, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not generate adequate resources, we may be required to refinance all or part of our debt, sell assets or borrow more money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing 2024 Credit Facility, may restrict us from adopting some or any of these alternatives. Our inability to incur additional debt in the future could also delay or prevent a change in control of our Company, make some transactions more difficult and impose additional financial or other covenants on us. Our current indebtedness and any inability to pay our debt obligations as they come due or an inability to incur additional debt could adversely affect our business and results of operations.

Our 2024 Credit Facility imposes operating and financial restrictions on us.

Our 2024 Credit Facility contains certain restrictions and covenants that limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our 2024 Credit Facility. Our 2024 Credit Facility may limit our ability to engage in these transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Further, we are required under our 2024 Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of December 31, 2025 and on the date of filing this Report, we were in compliance with these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our 2024 Credit Facility could result in a default under the 2024 Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral securing the indebtedness. If we breach these covenants or fail to comply with other terms of the 2024 Credit Facility and the lenders accelerate the amounts outstanding under the 2024 Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our 2024 Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

As a result of market interest rate fluctuations, interest rates under our 2024 Credit Facility or other variable rate indebtedness we may incur in the future could be higher or lower than current levels. As interest rates increase, our debt service obligations under our 2024 Credit Facility may increase even though the amounts borrowed remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We have entered into an interest rate swap agreement that involves the exchange of floating for fixed rate interest payments to partially reduce interest rate volatility under our 2024 Credit Facility. However, we currently do not maintain interest rate swap agreements with respect to our variable rate indebtedness, and any interest rate swap agreements we enter into in the future may not fully mitigate our interest rate risk.

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

The price of our Common Stock may be volatile, any issuance of Common Stock upon the exercise of outstanding warrants will dilute existing stockholders, and such issuances and/or any sales of Common Stock by large stockholders may depress the market price of our Common Stock.

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

These factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Additionally, we have registered for resale the shares of Common Stock of certain of our significant holders of our Common Stock, including our largest stockholder, Adams Street Partners, LLC. A sale of large amounts of our Common Stock could have the effect of increasing volatility and putting significant downward pressure on the price of our Common Stock. Also, the issuance of Common Stock upon exercise of warrants that remain outstanding and exercisable until June 2026 may result in immediate dilution of the equity interests of our existing common stockholders and might result in dilution in the tangible net book value of a share of Common Stock, depending upon the price at which the shares are issued. We may also seek to engage in further capital optimization transactions in the future, the result of which could trigger some dilution or have other impacts on the market price of our Common Stock and not achieve an improved capital structure. Any issuance of equity in the future to raise additional capital could cause the price of our Common Stock to decline or require us to issue shares at a price that is lower than that paid by holders of our Common Stock in the past, which would result in those newly issued shares being dilutive.

Certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock outstanding as of December 31, 2025, two of our stockholders have aggregate voting power of approximately 37.9% of our outstanding capital stock. As of December 31, 2025, (i) approximately 25.7% of our outstanding stock is held by entities affiliated with Adams Street Partners LLC and (ii) approximately 12.2% of our outstanding stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 40.2% as of December 31, 2025. As other institutional investors hold more than 5% of outstanding stock as of December 31, 2025, a small number of stockholders comprise a majority of outstanding stock.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program. During the year ended December 31, 2025, we acquired 1.9 million shares of Common Stock at a cost of $7.6 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired. Repurchases pursuant to our stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of shares repurchased depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

There can be no assurance that we will pay dividends on our Common Stock; if we do not pay cash dividends, the ability to achieve a return on investment in our Common Stock will depend on appreciation in the price of our Common Stock.

We have not paid any cash dividends on our Common Stock to date. The payment of any dividends is at the discretion of our Board of Directors and is also limited under the terms of our 2024 Credit Facility. The payment of any cash dividends will depend upon our revenue, earnings, cash flow and financial condition from time to time. Our ability to declare dividends on our Common Stock may also be limited by the terms of future financing agreements entered into by us from time to time. There can be no assurance that our Board of Directors will declare any dividends on our Common Stock in the foreseeable future. Therefore, the success of an investment in shares of our Common Stock will depend upon any future appreciation in its value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

The DGCL and our certificate of incorporation, bylaws and corporate governance policies contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation, bylaws, and the Delaware General Corporation Law (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management and corporate governance policies and practices. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change a majority of our Board of Directors;
•the ability of our Board of Directors to issue “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
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
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

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

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders or employees.

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

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of an online attack, earthquake, fire, terrorist attack, geopolitical instability, war, power loss, telecommunications failure, extreme weather conditions (such as hurricanes, wildfires or floods) or other catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, loss of critical data or could prevent us from providing our products and services to our clients. In addition, several of our employee groups reside in areas particularly susceptible to earthquakes, such as the San Francisco Bay Area and Japan, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems, or otherwise continue to provide our services to our clients. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems could affect our ability to conduct normal business operations and adversely affect our business, financial condition and results of operations. Additionally, the emergence or spread of a pandemic or other widespread health emergency (or response to the possibility of such an emergency) could adversely affect our business, financial condition and results of operations.

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

Commercial insurance availability and coverage terms, including deductibles, self-insured retentions and pricing, vary with market conditions. While we believe our insurance coverage addresses material risks to which we are exposed and is adequate and customary for our current global operations, we have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance, resulting in higher premium costs, rising policy deductibles/self-insured retentions and lower coverage limits. If these changes continue, we may not be able to continue our present limits of insurance coverage, obtain sufficient insurance capacity to adequately insure our risks and/or obtain and maintain adequate insurance at a reasonable cost. Our insurance policies cover a number of risks and potential liabilities, such as general liability, property coverage, errors and omissions liability, employment liability, business interruptions, cybersecurity liability, crime, and directors’ and officers’ liability. We cannot be certain that our insurance coverage will be adequate to cover liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim or become insolvent. The successful assertion of one or more claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases, decreases in coverage and the imposition of large deductible, self-insured retentions, or co-insurance requirements, or the insolvency of any of our insurers, could have a material adverse effect on our business, results of operations and financial condition.

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

As described further below, we maintain a formal and comprehensive information security management framework based on the ISO 27001:2022 Information Security Management System standard and have implemented policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. Our Board, including the Audit Committee of our Board, and our management oversee our risk management program, of which cybersecurity represents an important component.

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

To defend, detect and respond to cybersecurity incidents, we, among other things, invest in and deploy industry leading cybersecurity tools and platforms; conduct proactive cybersecurity and privacy reviews of software, systems, applications and third-party service providers; develop applicable policies and processes; perform independent penetration testing to evaluate and test security controls; conduct employee training and testing; monitor emerging laws and regulations related to data protection and information security though a dedicated team of in-house attorneys with experience in privacy and security matters; and monitor and respond to emerging threats, implementing appropriate mitigating controls as necessary.

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

Internally, we have a security awareness program which includes training that reinforces our information technology and security policies, standards and practices, and we require that our employees comply and formally attest to these policies. The security awareness program offers training on how to identify potential cybersecurity risks and protect our resources and information. This training is mandatory for all employees annually, and it is supplemented by testing initiatives, including periodic phishing tests. Our Security function distributes bi-monthly “Security Hints and Tips” emails to all employees on topics such as recognizing various types of phishing, “click-bait” and similar scams used by cybercriminals that could result in financial fraud, identity theft or the accidental installation of malware on company electronic devices.

We engage in an annual privacy awareness initiative surrounding an event known as International Data Privacy Day (January 28), which is acknowledged in over 50 countries as promoting data privacy best practices and raising awareness about the importance of data protection. International Data Privacy Day messaging includes highlighting the various departments and employees who support our data privacy and security compliance efforts, as well as trivia challenges designed to engage employees on this topic. Our in-house Privacy Legal team distributes a monthly “Data Protection Digest” newsletter designed to update employees about the latest global regulatory developments related to privacy and security and emerging technologies. Finally, our compliance program requires all employees to take periodic data privacy training. This training includes information about confidentiality and security, as well as responding to unauthorized access to or use of information.

As noted above, we have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities, investigate security incidents and notify us, as appropriate.

Also as noted above, to ensure the confidentiality and integrity of data and to protect against security threats or incidents, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and maintain and certify to a formal and comprehensive security management standard: ISO 27001:2022 Information Security Management System.

Cyberattacks continue to increase in frequency, magnitude and sophistication, including increased usage of technologies such as advanced automation and AI. Although we have devoted financial and personnel resources to implement and maintain security measures to meet client expectations and will continue to make significant investments to maintain the security of our and our clients’ data and our cybersecurity infrastructure, there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective against new and/or emerging threats, vulnerabilities and techniques designed to circumvent such measures. To date, our business strategy, results of operations and financial condition have not been materially affected by cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, please refer to “Risk Factors” (Part I, Item 1A of this Report).

Cybersecurity Governance

The Audit Committee of our Board is responsible for the primary oversight of enterprise risk assessment and management pertaining to the financial, accounting, liquidity, market, tax, cybersecurity and other information technology risks facing our company. At its regular meetings, the Audit Committee, which meets no less than four times per year, receives regular reports from our Company’s Ethics & Compliance function, on matters relating to compliance, as well as from our Vice President of Risk Management on enterprise risk management, including the activities of our internal audit department surrounding audits and risk assessments of our information security management system, coverage by our insurance carriers for cybersecurity incidents, and our ISO 9001 and 27001 certifications (described above under the heading “Compliance and Certifications” in Part I, Item 1 (“Business”) of this Report.

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

Our Global Security department is led by our Chief Information Security Officer (“CISO”), who also serves as the Senior Vice President and General Manager of our Rimini Protect and Rimini Watch solutions. He is responsible for providing strategic leadership and management of Rimini Street’s internal information security and compliance team and programs, the Rimini Protect client-facing security services and solutions, and the Rimini Watch observability solution. Our CISO has over 25 years of experience in IT and security for private and public-sector organizations and expertise in strategic consulting services, risk analysis/risk mitigation, and compliance. Previously, he held roles developing and managing technology and security teams, operations, business development, client-facing programs, budgets, and compliance in highly diverse organizations including the Global 100, defense, healthcare, energy, financial, retail, and education industries. He holds a Bachelor of Science degree in Information Systems with a concentration in Internetworking from Strayer University in Maryland.

Generally, the implementation, management and oversight of our cyber risk strategy involves participation and input from Company personnel across a range of functional areas, including our IT, Security, Privacy, Risk Management and Legal functions. Our strategy is designed to incorporate awareness of cyber risk into our day-to-day operations and functions, including the maintenance and establishment of client relationships, operating expectations, contract negotiations, the obtainment of insurance coverage and evaluations of third-party service providers.

Item 2.    Properties

Our principal executive offices are located in Las Vegas, Nevada. We also lease office facilities or contract with flexible workspace providers in various U.S. cities located in California, Illinois, New York and North Carolina, as well as internationally in Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Israel, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Singapore, South Korea, Sweden, Taiwan, the United Arab Emirates and the United Kingdom.

We lease all of our facilities, and we do not own any real property. To the extent we may require additional office space in the future, we believe that it would be readily available on commercially reasonable terms. For additional information regarding impairment charges related to certain of our office leases, please refer to Note 2 of the 2025 Consolidated Financial Statement included in Part II, Item 8 of this Report.

Item 3.    Legal Proceedings

The legal proceedings described in Note 9 of the 2025 Consolidated Financial Statements included in Part II, Item 8 of this Report are incorporated in this Item 3. Legal Proceedings by reference.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Global Market under the symbol “RMNI.”

Holders

On February 17, 2026, there were approximately 40 stockholders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.

Dividends

The payment of any dividends on our Common Stock is currently within the discretion of our Board of Directors subject to certain restrictions under the terms of our 2024 Credit Facility. We have not paid any cash dividends on our Common Stock to date and the payment of any future cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. As of the date of this Report, we expect that we will retain all earnings for use in our business operations and our stock repurchase program rather than paying cash dividends. Accordingly, we give no assurances that our Board of Directors will declare any dividends on our outstanding shares of Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the information required by this item.

Stock Performance

The accompanying performance graph compares the cumulative total stockholder return on our Common Stock, $0.0001 par value per share, for the period beginning December 31, 2020 and ended December 31, 2025, with the cumulative total return on the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index over the same period (assuming the investment of $100 in our Common Stock, the Nasdaq Composite Index and the Dow Jones U.S. Computer Services Index on December 31, 2020), and the reinvestment of dividends. The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance.

	As of December 31,
	2020	2021	2022	2023	2024	2025
Rimini Street, Inc.	$100.00	$145.74	$86.01	$73.82	$60.48	$88.94
Nasdaq Composite Index	$100.00	$122.21	$82.48	$119.35	$157.95	$190.24
Dow Jones U.S. Computer Services Index	$100.00	$120.62	$104.57	$127.85	$158.36	$186.09

Total Return
200
150
100
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth the monthly acquisitions of our Common Stock that occurred during the three months ended December 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet to be purchased (2)
October 1-31, 2025	—	$—	—	$40,479,000
November 1-30, 2025	975,000	$3.92	975,000	$36,654,000
December 1-31, 2025	—	$—	—	$36,654,000
Total	975,000		975,000

(1) Shares were repurchased in open-market transactions under a $50 million stock repurchase program authorized by the Board of Directors in 2022 and extended by the Board of Directors on September 29, 2025 to terminate on June 1, 2029, subject to compliance with the Company’s 2024 Credit Facility and provided that all other applicable conditions and legal requirements are satisfied. No shares were purchased other than through publicly announced programs during the periods shown.

(2) Amounts in this column reflect amounts remaining under our $50 million stock repurchase program.

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

A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 that are not in this Report can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 27, 2025, which discussion is hereby incorporated by reference and is available on the SEC’s website at sec.gov.

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

Overview

Rimini Street, Inc. and its subsidiaries are collectively global providers of end-to-end third-party enterprise software support, managed services and Agentic AI ERP innovation solutions.

Our mission is to enable our clients to better control their IT roadmap by offering a comprehensive portfolio of unified software support services and related ERP solutions – designed to be funded within existing budgets – to accelerate the vision of Transformation without Disruption,™ empowering clients to put technology to work to produce more efficient business outcomes to provide a competitive advantage and facilitate growth.

We founded Rimini Street to disrupt and redefine the enterprise software support market by developing and delivering new solutions that filled an unmet need in the enterprise software market: an alternative to software vendor support. We became and remain the leading independent software support provider for enterprise software based on both the number of active clients supported and recognition by industry analyst firms.

As our reputation for technical capability, value, ingenuity, responsiveness and reliability has grown over the past twenty years, clients and prospects have asked us to expand the scope of our support, product and service offerings to meet other current and evolving needs and opportunities related to their enterprise software. As a result, we began expanding our solutions portfolio (our “Solutions Portfolio”) to provide a wider array of support for enterprise software – including an expanded list of supported software through our Rimini Custom program; managed services for Workday, Dayforce and ServiceNow; and new solutions for security, interoperability, observability and consulting.

We believe that our current and prospective clients often seek to reduce the number of IT vendors to allow more manageable governance, with a desire to select vendors who can provide a wider scope of IT services and become true trusted partners.

We also understand that clients and client prospects increasingly face shrinking IT budgets, driving a further need to obtain efficiencies and savings across their entire enterprise software landscape while meeting expectations of continued new innovation to remain competitive in their respective industries – doing more with less.

To address these evolving needs and to service what we believe is a significantly expanded addressable market opportunity, we have developed a proprietary operating model for enterprise software, the Rimini Smart Path.

The Rimini Smart Path methodology applies a portfolio of solutions to transform how businesses support and optimize their software portfolio so they can innovate with new technologies, such as agentic artificial intelligence (AI). It has three steps: Support > Optimize > Innovate. We believe that by following the Rimini Smart Path, IT and business leaders can transform how they support and optimize their enterprise software portfolio to maximize return on their software investments, save on software support costs and improve operational performance. In our experience, these measures unlock the ability to innovate within existing IT budgets, including by investing in AI solutions such as Rimini Agentic UX, which was initially launched in December 2025 in partnership with ServiceNow® as an intelligent user experience layer powered by AI and deployed across existing enterprise software systems for process automation, AI-enabled productivity and enterprise visibility.

As of December 31, 2025, we employed over 1,980 professionals and supported over 3,100 active clients globally, including approximately 78 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our support, products or services. For example, we count as two separate active client instances in circumstances where we provide support for two different products to the same entity. We market and sell our services globally, primarily through our direct sales force, and have wholly-owned subsidiaries in Australia, Brazil, Canada, UAE (Dubai), France, Germany, Hong Kong, India, Indonesia (Foreign Trade Representative Office), Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Poland, Singapore, Sweden, Taiwan, the United Kingdom and the United States. For a discussion on our competitors, refer to “Competition” (Part I, Item 1 of this Report).

We believe our subscription-based revenue provides a strong foundation for, and visibility into, future period results. We generated revenue of $421.5 million and $428.8 million for the years ended December 31, 2025 and 2024, respectively, representing a year-over-year decrease of 2%. We have a history of losses, and as of December 31, 2025, we had an accumulated deficit of $201.4 million. We recorded net income of $37.1 million and a net loss of $36.3 million for the years ended December 31, 2025 and 2024, respectively. We generated approximately 46% of our revenue in the United States and approximately 54% of our revenue from our international business for the year ended December 31, 2025.

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

Our Business Model

Enterprise software support, products and services is one of the largest categories of overall global IT spending. We believe that for mission-critical ERP, CRM and related enterprise software, the costs associated with failure, downtime, security exposure and maintaining the tax, legal and regulatory compliance of these core software systems have also increased. We also believe organizations are increasingly creating more complex IT environments that are a mixture of multiple technologies, business models and vendors, including traditional license and subscription license software solutions, deployed across the client’s system and cloud computing providers (hybrid IT environments), and consisting of proprietary and non-proprietary open-source software, all from a multitude of different technology vendors. As a result, we believe that licensees often view software support as a mandatory cost of doing business.

The majority of our revenue through December 31, 2025, was generated from our support solutions.

In a traditional licensing model, the customer typically procures a perpetual software license and pays for the license in a single upfront fee (“perpetual license”), and base software support services can be optionally procured from the software vendor for an annual fee that is typically 20–23% of the total cost of the software license. In a newer subscription-based licensing model, such as software as a service (“SaaS”), the customer generally pays for the usage of the software on a monthly or annual basis (“subscription license”). Under a subscription license, the product license and a base level of software support are generally bundled together as a single purchase, and the base level of software support is not procured separately nor is it an optional purchase.

When we provide our support solutions for a traditional software license, we generally offer our clients service for a fee that we believe is equal to approximately 50% of the annual fees charged by the software vendor for their base support. When providing supplemental software support for a perpetual license, where the client procures our support service in addition to retaining the software vendor’s base support, we generally offer our clients service for a fee that we believe is equal to approximately 25% of the annual fees charged by the software vendor for their base support. We also offer a special support service, Rimini Street Extra Secure Support, available to clients that require a more rigorous level of security background checks and/or government security clearance for engineers accessing a client’s system than our standard employment security background check and requirements. Clients may be asked to pay an additional fee for Rimini Street Extra Secure Support.

We offer a breadth of enterprise software support, products and services through our Solutions Portfolio that are designed to meet specific client needs and to provide what we believe is exceptional value and return for the fees charged. For more details about our Solutions Portfolio, please see Item 1 “Business” included in Part I of this Report. For information regarding our invoicing practices for non-subscription-based services, see Note 2 (Revenue Recognition - Other Services) to the Consolidated Financial Statements included in Part II, Item 8 of this Report.

Key Business Metrics

Number of clients

Since the founding of our Company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of December 31, 2025 and 2024, we had approximately 3,100 and 3,080 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our support, products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of December 31, 2025 and 2024, we had over 1,560 and 1,570 and unique clients, respectively.

The increase in our active client counts is attributable to a combination of new unique client wins as well as to cross-sales of new support, products and services to existing clients. While we saw strong unique client wins throughout the year, we did lose some clients with a single product line, which resulted in a decline in our ending unique client count. As noted previously, we intend to focus future growth on both new and existing clients who more broadly adopt our enterprise software products and services.

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

Our annualized subscription revenue was approximately $411 million and $415 million as of December 31, 2025 and 2024, respectively. Our annualized subscription revenue calculated as of December 31, 2025 and 2024, respectively, excluded one-time subscription revenue recognized due to client terminations, as noted under the heading “Results of Operations,” below. Excluding subscription revenue from support for Oracle PeopleSoft products, our annualized subscription revenue was $396 million and $384 million as of December 31, 2025 and 2024, respectively.

Subscription revenue, which excludes any non-recurring revenue, was $400 million and $413 million for the years ended December 31, 2025 and 2024, respectively. Excluding subscription revenue from support for Oracle PeopleSoft products, our subscription revenue was $380 million and $382 million as of December 31, 2025 and 2024, respectively.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancelable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized subscription revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 88% and 88% for each of the years ended December 31, 2025 and 2024, respectively.

Gross margin

We derive revenue through the sale of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross margin is the ratio of gross profit divided by revenue. Our gross margin was approximately 60.4% and 60.9% for the years ended December 31, 2025 and 2024, respectively. Our gross profit margin declined for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to a change in our revenue mix as evidenced by a decline in revenue attributable to services for Oracle PeopleSoft products and other subscription revenue, which was offset, in part, by an increase in professional services revenue.

Factors Affecting Our Operating Performance

Wind down of services for Oracle PeopleSoft products and Rimini II litigation settlement

In July 2024, we announced our plan to wind down services for Oracle PeopleSoft products and began the Wind Down project. The Wind Down includes our Rimini Support, Rimini Manage and Rimini Consult services for Oracle PeopleSoft products.

On July 7, 2025, we and our President, Chief Executive Officer and Chairman of the Board, Mr. Ravin, entered into a settlement agreement with affiliates of Oracle Corporation relating to the Rimini II litigation. Under the terms of this agreement, we are required to complete the Wind Down no later than by the end of the Wind Down Period (July 31, 2028). As we provide services for Oracle PeopleSoft products to clients globally, the Wind Down process is expected to take place over the Wind Down Period, but both the pace of revenue reduction and the final date that the Company will receive revenue from the discontinued services is unknown as of the date of this Report. We expect significant reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period. Please refer to Note 9 to our Consolidated Financial Statements, included in Part II, Item 8 of this Report, for additional information regarding our litigation with Oracle, including the Rimini II litigation.

Adoption of our enterprise software products and services

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

We also believe that our total addressable market for our enterprise software products and services is substantially larger than our current client base and the products and services we currently offer. As a result, we believe we have the opportunity to expand our global client base and to further increase adoption of our software products and services within and across existing clients. However, as the demand for independent (versus software vendor) enterprise software support services as well as our other software products and services is still emerging, it is difficult for us to predict the timing of when and if widespread acceptance will occur.

Sales cycle

We sell our services to our clients primarily through our direct sales organization. Our sales cycle, depending on the product or service, typically ranges from six months to a year from when a prospective client is initially engaged.

The variability in our sales cycle for software support services is impacted by whether software vendors or other current software support providers are able to convince our potential clients to upgrade or migrate from their existing ERP software. For potential clients who choose not to upgrade or migrate, variability in our sales cycle can also result from potential clients choosing to renew their software support contract with the existing vendor or procure or renew supplemental support services from the existing vendor, respectively. Another driver of our sales cycle variability is any announcement by a software vendor of their discontinuation, reduction or limitation of support services for a particular software product or release for which we continue to offer a competing support service. In addition, our sales cycle variability for software support is impacted by vendor discounts provided by software vendors to retain existing clients or attract potential clients.

Global economic uncertainty

We have experienced some clients not renewing our services due to the adverse impact on their businesses from current global economic uncertainty, as well as by the economic disruption continuing to be caused by current military conflicts, and recent political and trade turmoil between the U.S. and other countries, amongst other geopolitical challenges. While we do not physically operate in some of these countries where conflict is occurring, we do have operations in Israel. These global events, together with inflationary pressures, have negatively impacted the global economy.

Uncertainty regarding changes continuing to be made in laws and regulations by the current U.S. administration, changing interest rates, along with uncertainty about U.S. trade policies, particularly when pertaining to treaties, tariffs and other limitations on international trade, are causing economic and geopolitical uncertainty. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients in non-sanctioned countries globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of the economic disruptions described above had a significant net impact on our revenue or results of operations during the year ended December 31, 2025.

The extent to which inflation, interest rate changes and continuing global economic and geopolitical uncertainty impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict and that are beyond our control, including continued governmental and business actions in response to increasing global economic and geopolitical uncertainty. As such, the effects of rising inflation, interest rate changes and other negative impacts on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

Key Components of Consolidated Statements of Operations

Revenue. We currently derive significant portion of our revenue from subscription-based contracts for software services. Revenue from these contracts is recognized ratably on a straight-line basis over the applicable service period.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, amortization expense associated with capitalized sales commissions, sales commissions that do not qualify for capitalization, travel-related expenses, outside services and allocated overhead.

General and administrative expenses. General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, finance and accounting employees and executives. These expenses also include non-

employee expenses, such as travel-related expenses, outside services, legal, auditing and other professional fees, and general corporate expenses, along with an allocation of our general overhead expenses.

Reorganization costs. These costs consist primarily of severance costs associated with reorganization activities that occurred in 2025 and 2024.

Litigation costs and related recoveries, net. Litigation costs and benefits consist of legal settlements and third-party professional fees to defend against litigation claims. Any settlements paid to or received from other parties are recorded as litigation settlement.

Interest expense. Interest expense is incurred under our 2024 Credit Facility (as defined below) and other debt obligations. The components of interest expense include the amount of interest payable in cash at the stated interest rate, interest that is payable in kind through additional borrowings, make-whole applicable premium, and accretion of debt discounts and issuance costs using the effective interest method. Interest expense also includes payments incurred or received as a result of the interest rate swap agreement.

Other income, net. Other income, net consists primarily of gains or losses on foreign currency transactions and interest income.

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

Results of Operations

Comparison of Years ended December 31, 2025 and 2024

Our consolidated statements of operations for the years ended December 31, 2025 and 2024 are presented below (in thousands):

			Variance
	2025	2024	Amount	Percent
Revenue	$421,536	$428,753	$(7,217)	(1.7)%
Cost of revenue:
Employee compensation and benefits	100,306	105,647	(5,341)	(5.1)%
Engineering consulting costs	27,929	26,225	1,704	6.5%
Administrative allocations (1)	18,046	16,267	1,779	10.9%
All other costs	20,654	19,592	1,062	5.4%
Total cost of revenue	166,935	167,731	(796)	(0.5)%
Gross profit	254,601	261,022	(6,421)	(2.5)%
Gross margin	60.4%	60.9%
Operating expenses:
Sales and marketing	151,569	149,736	1,833	1.2%
General and administrative	69,997	73,084	(3,087)	(4.2)%
Reorganization costs	4,491	5,737	(1,246)	(21.7)%
Litigation costs and related recoveries, net	(31,365)	64,593	(95,958)	(148.6)%
Total operating expenses	194,692	293,150	(98,458)	(33.6)%
Operating income (loss)	59,909	(32,128)	92,037	(286.5)%
Non-operating expenses:
Interest expense	(6,151)	(6,305)	154	(2.4)%
Other income, net	1,873	1,790	83	4.6%
Income before income taxes	55,631	(36,643)	92,274	(251.8)%
Income taxes	(18,533)	371	(18,904)	(5,095.4)%
Net income (loss)	$37,098	$(36,272)	$73,370	(202.3)%
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

Revenue. Revenue decreased from $428.8 million for the year ended December 31, 2024 to $421.5 million for the year ended December 31, 2025, a decrease of $7.2 million or 2%. The decline was due, in part, to a reduction of our Oracle PeopleSoft and other subscription clients of $12.9 million. The decline in our subscription revenue was offset, in part, by an increase of our professional services of $5.8 million. Included in our subscription revenue was $2.1 million and $5.4 million for the year ended December 31, 2025 and 2024, respectively, related to separate one-time revenue recognition for two different client terminations.

On a regional basis, United States revenue declined from $210.0 million for fiscal 2024 to $193.0 million for fiscal 2025, a decline of $17.0 million or 8%, while international revenue grew from $218.8 million for fiscal 2024 to $228.5 million for fiscal 2025, an increase of $9.7 million or 4%.

We are required by the terms of our 2025 Settlement Agreement with Oracle to complete our previously-announced Wind Down of support and services for Oracle PeopleSoft products no later than July 31, 2028. The percentage of revenue derived from support and services which we provide solely for Oracle PeopleSoft products was approximately 5% and 8% of our total revenue for the years ended December 31, 2025 and 2024, respectively.

Cost of revenue. Total cost of revenue decreased from $167.7 million for the year ended December 31, 2024 to $166.9 million for the year ended December 31, 2025, a decline of $0.8 million or 0.5%. This decline was due to a decrease in our costs for employee compensation and benefits of $5.3 million, offset by an increase in administrative allocations of $1.8 million, an increase in outside engineering costs of $1.7 million and an increase of $1.1 million related to all other costs.

The $5.3 million decrease in cost of revenue attributable to employee compensation and benefits for the year ended December 31, 2025 was primarily due to a 6% reduction in the average number of employees in 2025 compared to 2024.

Gross Profit. Gross profit decreased from $261.0 million for the year ended December 31, 2024 to $254.6 million for the year ended December 31, 2025, a decline of $6.4 million or 2%. Gross margin for the year ended December 31, 2024 was 60.9% compared to 60.4% for the year ended December 31, 2025. Our revenue for the year ended December 31, 2025 declined by $7.2 million or 2% compared to the year ended December 31, 2024. Total cost of revenue for the year ended December 31, 2025 decreased by $0.8 million, or 0.5%, compared to the year ended December 31, 2024. Given that the decrease in the cost of revenue was 0.5% was less than our decline in revenue of 2%, we realized a decline of 50 basis points in our gross margin for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses have increased from 35% for the year ended December 31, 2024 to 36% for the year ended December 31, 2025. In dollar terms, sales and marketing expenses increased from $149.7 million for the year ended December 31, 2024 to $151.6 million for the year ended December 31, 2025, an increase of $1.8 million or 1%. This increase was primarily due to (i) a $2.7 million increase in employee compensation and benefits, (ii) a $2.4 million increase in administrative allocated costs and (iii) a $0.8 million increase of other costs. These costs increases were offset by (iv) a $3.6 million decrease in travel and entertainment costs, primarily related to a sales training event held in January 2024 not held in 2025 and (v) a $0.9 million net decline for advertising, marketing and promotional costs and trade shows.

The $2.7 million increase in employee compensation and benefits for the year ended December 31, 2025 was primarily due to increases in stock-based compensation expense of $1.8 million, bonus expense of $1.4 million, salaries and wages of $0.8 million, offset, in part, by a decline in commissions of $1.6 million and other benefits of $0.2 million.

We expect to incur higher sales and marketing expenses associated with supporting the growth of our business as we continue to bring to market our new solutions and partnerships.

General and administrative. General and administrative expenses decreased from $73.1 million for the year ended December 31, 2024 to $70.0 million for the year ended December 31, 2025, a decline of $3.1 million or 4.2%. The decrease was primarily due to (i) an increase of administrative allocations of $4.2 million, (ii) a reduction of outside professional fees of $1.7 million, (iii) a reduction in contract labor costs of $0.6 million and (iv) a reduction of recruiting costs of $0.3 million. These favorable variances were offset, in part, by (v) an increase in employee compensation and benefits of $1.2 million, (vi) an increase of rent costs of $0.6 million and an increase related to all other costs of $1.0 million, primarily related to bad debt expense.

The $1.2 million increase attributable to employee compensation and benefits for the year ended December 31, 2025 was primarily due to an increase in bonus expense of $2.0 million and other benefits of $0.4 million, offset by a decrease in salaries and wages of $0.6 million and stock-based compensation expense of $0.6 million.

Reorganization costs. We recognized reorganization costs of $5.7 million for the year ended December 31, 2024 compared to $4.5 million for the year ended December 31, 2025. These costs were primarily related to severance costs associated with our reorganization plans. We may incur additional reorganization costs during 2026 as we continue to optimize our cost structure in areas where opportunities exist to streamline our operations.

Litigation costs and related recoveries, net. For the years ended December 31, 2025 and 2024, litigation costs and related recoveries, net consist of the following (in thousands):

	2025	2024	Change
Litigation settlement	$(36,196)	$58,512	$(94,708)
Professional fees and other costs of litigation	4,831	6,081	(1,250)
Litigation costs, net of related insurance recoveries	$(31,365)	$64,593	$(95,958)

Litigation settlement changed from an expense of $58.5 million for the year ended December 31, 2024 to a litigation settlement benefit of $36.2 million for the year ended December 31, 2025. In September 2024, the District Court issued its order on Oracle’s motion for attorneys’ fees and taxable costs and awarded Oracle approximately $58.5 million in attorneys’ fees and costs, which we recorded during the year ended December 31, 2024. In July 2025, in accordance with the terms of the Settlement Agreement, we received from Oracle approximately $37.9 million of the $58.5 million in attorneys’ fees and costs and $0.2 million of interest that we previously paid to Oracle in late 2024. This loss recovery was recognized as litigation settlement income of $36.2 million and interest income of $1.7 million during the year ended December 31, 2025. While we expect to incur professional fees and other costs associated with the settled litigation in the future throughout the Wind Down Period, it is our expectation that those costs will continue to decrease from our historical spend.

Professional fees and other defense costs associated with litigation decreased from $6.1 million for the year ended December 31, 2024 to $4.8 million for the year ended December 31, 2025, a decrease of $1.3 million. This decrease was primarily due to the timing of when litigation costs relating to the Rimini II litigation were incurred. Please refer to Note 9 to our Consolidated Financial Statements, included in Part II, Item 8 of this Report, for additional information regarding our litigation with Oracle.

Interest expense. Interest expense decreased from $6.3 million for the year ended December 31, 2024 to $6.2 million for the year ended December 31, 2025, a decline of $0.2 million. Interest expense related to our term loan decreased $0.3 million due primarily to lowering interest rates as the effective interest rate was 8.8% for the year ended December 31, 2024 compared to an effective interest rate of 8.0% for the year ended December 31, 2025. In addition, interest incurred for finance leases and other items declined $0.2 million during the year ended December 31, 2025. These declines were offset, in part, by an increase of interest expense of $0.3 million related to our revolving line of credit as we borrowed funds for seven months during the year ended December 31, 2025 compared to three months during year ended December 31, 2024.

Other income, net. For the year ended December 31, 2024, we had other income, net of $1.8 million as compared to other income, net of $1.9 million for the year ended December 31, 2025, an increase of $0.1 million. For the year ended December 31, 2024, other income, net of $1.8 million was comprised of gains from cash equivalents and investments of $3.6 million which were offset, in part, by foreign exchange losses of $1.2 million and other costs of $0.6 million. For the year ended December 31, 2025, net other income of approximately $1.9 million was comprised of gains and interest income from cash equivalents of $4.8 million which were offset significantly by foreign exchange losses of approximately $2.5 million and other costs of $0.4 million.

Income taxes. Income taxes changed from tax benefit of $0.4 million for the year ended December 31, 2024 to a tax expense of $18.5 million for the year ended December 31, 2025, a change of $18.9 million or 5,095%. This was primarily due to an increase of income before taxes of $92.3 million in the current year period compared to the prior year period.

Liquidity and Capital Resources

Overview

As of December 31, 2025, our primary source of cash is collections from client billings. Other customary sources of cash have historically included proceeds from interest income earned on cash and cash equivalents and short-term investments, sales and maturities of short-term investments and proceeds from our 2024 Credit Facility. Our primary uses of cash are for general business expenses, capital expenditures and repayments of borrowings on our 2024 Credit Facility. Other customary uses of cash have included purchases of short-term investments and our stock repurchase program, from time to time.

As of December 31, 2025, we had a working capital deficit of $47.0 million and an accumulated deficit of $201.4 million. We recorded net income of $37.1 million for the year ended December 31, 2025 and a net loss of $36.3 million for the year ended December 31, 2024, respectively.

Credit Facility

On April 30, 2024, we refinanced our $90 million five-year term loan (the “Original Credit Facility”), which had an outstanding principal balance of $70.9 million, with our 2024 Credit Facility, a five-year senior secured credit facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. As of December 31, 2025, we had outstanding term loan borrowings of $69.4 million. On February 4, 2026, we repaid $5.0 million on our term loan principal balance. As of December 31, 2025, there were no outstanding borrowings on the revolving line of credit under our 2024 Credit

Facility. Therefore, we had net available borrowing capacity of $35.0 million under our revolving line of credit as of December 31, 2025.

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

The 2024 Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20 million in U.S. cash. We believe that we are in compliance with these financials covenants for the year ended December 31, 2025.

Please refer to Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Report for information regarding our 2024 Credit Facility.

A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $268.7 million that is included in current liabilities as of December 31, 2025. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to clients are currently limited to approximately 39.6% of the related deferred revenue based on our gross profit percentage of 60.4% for the year ended December 31, 2025.

Assuming that our operations are not significantly impacted by rising inflation, continued interest rate changes, other global economic or geopolitical uncertainties, or the litigation matters as disclosed in Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Report, we believe that cash and cash equivalents of $120.0 million as of December 31, 2025, plus future cash flows from operating activities and our 2024 Credit Facility, will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations for at least twelve months from the issuance date of our financial statements. Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may choose to seek additional debt or equity financing to support these long-term capital requirements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our 2024 Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

Cash Flows Summary

Presented below is a summary of our cash flow activities for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024	Change
Net cash provided by (used in):
Operating activities	$60,221	$(38,849)	$99,070
Investing activities	(4,571)	6,448	(11,019)
Financing activities	(26,601)	14,016	(40,617)
Effect of foreign currency on cash	2,829	(8,245)	11,074
Net change in cash, cash equivalents and restricted cash	$31,878	$(26,630)	$58,508

Cash Flows from Operating Activities

Our primary source of operating cash is collections from client billings. A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. Our primary uses of operating cash are for employee-related expenditures, outsourced labor, marketing activities, computer supplies, software and licenses, litigation and leased facilities.

For the years ended December 31, 2025 and 2024, cash flows provided by and used in operating activities amounted to $60.2 million and $38.8 million, respectively.

For the year ended December 31, 2025, cash flows provided by operating activities of $60.2 million consisted of net income of $37.1 million adjusted for non-cash expenses, net of $31.9 million, and unfavorable changes in operating assets and liabilities, net of $8.7 million. Included in the net income for the year ended December 31, 2025 was the receipt of $37.9 million of litigation settlement proceeds in July 2025. The unfavorable changes in operating assets and liabilities were driven by an increase in prepaid expenses due to the timing of payments for software licensing, trade show events and insurance, an increase in accounts receivable driven by stronger billings year over year, as well as an increase in deferred contract costs due to higher commission plan achievement as a result of the improved billings. These uses of cash were offset by an increase in deferred revenue driven by the increased billings year over year and an increase in accrued compensation and other accruals.

For the year ended December 31, 2024, cash flows utilized by operating activities of $38.8 million consisted of a net loss of $36.3 million adjusted for non-cash expenses, net of $8.6 million and unfavorable changes in operating assets and liabilities, net of $11.2 million. The primary reason for the net loss for the year ended December 31, 2024 was due to the District Court awarding Oracle $58.2 million for attorneys’ fees and $0.3 million in costs on September 23, 2024. In addition, we incurred interest expense of $0.2 million associated with the Oracle award during the three months ended December 31, 2024. We paid $58.5 million to Oracle in October 2024 and then later paid interest of $0.2 million in November 2024. These payments had a significant impact on our operating cash flows for the year ended December 31, 2024, resulting in us utilizing operating funds for the year ended December 31, 2024.

For further information regarding our legal matters, please see Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for a discussion of developments in our litigation with Oracle.

Cash Flows from Investing Activities

For the year ended December 31, 2025, cash flows used in investing activities of $4.6 million were driven by capital expenditures for leasehold improvements, furniture, fixtures and equipment, and computer supplies as we continued to invest in our business infrastructure and geographic locations, primarily in Korea and Brazil.

For the year ended December 31, 2024, cash provided by investing activities of $6.4 million consisted of proceeds from sales and maturities of short-term investments offset by investment purchases and capital expenditures.

Cash Flows from Financing Activities

For the year ended December 31, 2025, cash used in financing activities of $26.6 million was attributable to principal payments related to our 2024 Credit Facility, payments to repurchase shares of Common Stock and finance lease payments offset, in part, by proceeds from stock options exercises.

For the year ended December 31, 2024, cash provided by financing activities of $14.0 million was attributable to receiving proceeds from our 2024 Credit Facility’s revolving line of credit and term loan offset by principal payments on our 2024 Credit Facility and finance lease payments.

Effect of Foreign Currency Translation and Foreign Subsidiaries

The effect of foreign currency translation was favorable for $2.8 million and unfavorable for $8.2 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the favorable foreign currency impact was related to the local currencies in our foreign subsidiaries strengthening against the U.S. dollar during the year ended December 31, 2025. As of December 31, 2025, we had cash and cash equivalents of $56.8 million in our foreign subsidiaries.

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

Share Repurchase Program

In 2022, the Board of Directors authorized a share repurchase program, which was extended in 2025 to terminate on June 1, 2029, authorizing us to repurchase up to $50.0 million of our outstanding shares, subject to compliance with our 2024 Credit Facility. As of December 31, 2025, there is $36.7 million available for repurchase. For further information regarding our share repurchase program, please see Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Report.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2025 and the period in which each contractual obligation is due (in thousands):

	Year Ending December 31:
	2026	2027	2028	2029	2030	Thereafter	Total
Credit Facility:
Principal payments term loan	$4,688	$5,625	$6,562	$52,500	$—	$—	$69,375
Lease obligations:
Operating	6,608	4,350	4,041	3,003	2,209	10,995	31,206
Purchase commitments	4,775	1,486	1,504	1,518	1,294	2,627	13,204
Other contracts	247	15	—	—	—	—	262
Total	$16,318	$11,476	$12,107	$57,021	$3,503	$13,622	$114,047

On February 4, 2026, the Company made a voluntary prepayment of $5.0 million on the term loan principal balance.

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

The realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income during the periods in which those temporary differences become deductible, prior to the expiration of the tax attributes. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and forecasting future profitability.

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

Recent Accounting Pronouncements

Please see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Report for information related to new accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Australian Dollar, Brazilian Real, British Pound Sterling, Euro, Indian Rupee and Japanese Yen. We generated between 54% and 51% of our revenue from our international business for the years ended December 31, 2025 and 2024, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we periodically evaluate the costs and benefits of entering into future hedge transactions for currencies other than the U.S. Dollar.

As of December 31, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $1.1 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) and would have impacted the effect of foreign currency changes on cash by a plus or minus $5.8 million in our Consolidated Statement of Cash Flows.

Interest Rate Risk

Risk with Respect to Investments

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In 2024, we refinanced our Original Credit Facility with our 2024 Credit Facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. For the term loan, we have a choice of interest rates between (a) SOFR and (b) a Base Rate (as defined in our 2024 Credit Facility), in each case plus an applicable margin.

Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of December 31, 2025, we had $69.4 million of outstanding debt under our 2024 Credit Facility term loan and no borrowings under the revolving line of credit. As of this date, a reasonably possible hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.7 million in annual interest expense. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note 5 of our Consolidated Financial Statements included in Part II, Item 8 of this Report for more information related to our 2024 Credit Facility.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rimini Street, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of revenue contracts with non-standard provisions

As discussed in Note 2 and Note 4 to the consolidated financial statements, the Company recognized $421.5 million in revenue which was primarily derived from the subscription-based software support revenue for the year ended December 31, 2025. A significant portion of the Company’s contracts contain non-standard provisions which require judgment to determine the appropriate accounting through the five-step framework prescribed by ASC Topic 606 – Revenue from Contracts with Customers.

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

Santa Clara, California
February 19, 2026

RIMINI STREET, INC.

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$119,974	$88,792
Restricted cash, current	341	430
Accounts receivable, net of allowance of $1,443 and $653, respectively	136,866	130,784
Deferred contract costs, current	17,734	17,076
Prepaid expenses and other	25,447	19,194
Total current assets	300,362	256,276
Long-term assets:
Restricted cash, noncurrent	785	—
Property and equipment, net	10,239	9,891
Operating lease right-of-use assets	21,371	7,161
Deferred contract costs, noncurrent	24,436	22,084
Deposits and other	8,379	5,068
Deferred income taxes, net	57,540	68,583
Total assets	$423,112	$369,063
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$4,031	$3,093
Accounts payable	5,752	5,275
Accrued compensation, benefits and commissions	39,609	33,586
Other accrued liabilities	24,307	20,688
Operating lease liabilities, current	4,984	3,967
Deferred revenue, current	268,717	257,983
Total current liabilities	347,400	324,592
Long-term liabilities:
Long-term debt, net of current maturities	63,156	82,187
Deferred revenue, noncurrent	18,824	23,214
Operating lease liabilities, noncurrent	18,843	7,064
Other long-term liabilities	1,918	1,451
Total liabilities	450,141	438,508
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share. Authorized 99,820 shares (excluding 180 shares of previously issued and redeemed Series A Preferred Stock); no other series has been designated	—	—
Common stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 91,603 and 91,120 shares, respectively	9	9
Additional paid-in capital	181,075	177,533
Accumulated other comprehensive loss	(5,613)	(7,389)
Accumulated deficit	(201,384)	(238,482)
Treasury stock, at cost; 137 and 137 shares, respectively	(1,116)	(1,116)
Total stockholders’ deficit	(27,029)	(69,445)
Total liabilities and stockholders’ deficit	$423,112	$369,063

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue	$421,536	$428,753	$431,496
Cost of revenue	166,935	167,731	162,513
Gross profit	254,601	261,022	268,983
Operating expenses:
Sales and marketing	151,569	149,736	142,339
General and administrative	69,997	73,084	73,044
Reorganization costs	4,491	5,737	59
Litigation costs and related recoveries:
Litigation settlement	(36,196)	58,512	2,743
Professional fees and other costs of litigation	4,831	6,081	7,033
Litigation costs and related recoveries, net	(31,365)	64,593	9,776
Total operating expenses	194,692	293,150	225,218
Operating income (loss)	59,909	(32,128)	43,765
Non-operating expenses:
Interest expense	(6,151)	(6,305)	(5,522)
Other income, net	1,873	1,790	2,989
Income (loss) before income taxes	55,631	(36,643)	41,232
Income taxes	(18,533)	371	(15,173)
Net income (loss)	37,098	(36,272)	26,059
Other comprehensive income:
Foreign currency translation gain (loss)	2,670	(3,257)	442
Derivative instrument and other adjustments, net of tax	(894)	35	(414)
Comprehensive income (loss)	$38,874	$(39,494)	$26,087

Net income (loss) attributable to common stockholders	$37,098	$(36,272)	$26,059
Net income (loss) per share attributable to common stockholders:
Basic	$0.40	$(0.40)	$0.29
Diluted	$0.39	$(0.40)	$0.29
Weighted average number of shares of Common Stock outstanding:
Basic	91,736	90,503	89,073
Diluted	94,490	90,503	89,536

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Stockholders’ Deficit
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2022	88,517	$9	$156,401	$(4,195)	$(228,269)	$(1,116)	$(77,170)
Stock-based compensation expense	—	—	12,522	—	—	—	12,522
Exercise of stock options for cash	57	—	79	—	—	—	79
Restricted stock units vested	1,194	—	—	—	—	—	—
Issuance of Common Stock	75	—	—	—	—	—	—
Retired shares of Common Stock	(248)	—	(1,014)	—	—	—	(1,014)
Other comprehensive income	—	—	—	28	—	—	28
Net income	—	—	—	—	26,059	—	26,059
Balances, December 31, 2023	89,595	9	167,988	(4,167)	(202,210)	(1,116)	(39,496)
Stock-based compensation expense	—	—	9,545	—	—	—	9,545
Restricted stock units vested	1,525	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(3,222)	—	—	(3,222)
Net loss	—	—	—	—	(36,272)	—	(36,272)
Balances, December 31, 2024	91,120	9	177,533	(7,389)	(238,482)	(1,116)	(69,445)
Stock-based compensation expense	—	—	11,071	—	—	—	11,071
Exercise of stock options for cash	23	—	63	—	—	—	63
Restricted and performance stock units vested	2,326	—	—	—	—	—	—
Retired shares of Common Stock	(1,866)	—	(7,592)	—	—	—	(7,592)
Other comprehensive income	—	—	—	1,776	—	—	1,776
Net income	—	—	—	—	37,098	—	37,098
Balances, December 31, 2025	91,603	$9	$181,075	$(5,613)	$(201,384)	$(1,116)	$(27,029)

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,098	$(36,272)	$26,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion and amortization of debt discount and issuance costs	657	765	973
Amortization and accretion related to ROU assets	5,060	4,566	4,483
Stock-based compensation expense	11,071	9,545	12,522
Depreciation and amortization	3,861	3,596	2,827
Deferred income taxes	11,165	(9,830)	6,645
Other	44	(1)	48
Changes in operating assets and liabilities:
Accounts receivable, net	(4,515)	(15,215)	(2,978)
Prepaid expenses, deposits and other	(9,972)	6,051	(6,191)
Deferred contract costs	(3,010)	2,333	(767)
Accounts payable	444	(613)	(1,964)
Accrued compensation and other accruals	3,640	(5,975)	(17,828)
Deferred revenue	4,678	2,201	(11,362)
Net cash provided by (used in) operating activities	60,221	(38,849)	12,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchases of short-term investments	—	(7,458)	(30,525)
Proceeds from sales and maturities of short-term investments	—	17,284	40,814
Capital expenditures	(4,571)	(3,378)	(7,212)
Net cash provided by (used in) investing activities	(4,571)	6,448	3,077
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2024 Credit Facility’s term loan	—	2,938	—
Proceeds from the 2024 Credit Facility’s revolving line of credit	—	15,000	—
Principal payments on revolving line of credit borrowings	(15,000)	—	—
Principal payments on term loan borrowings	(3,750)	(3,562)	(5,625)
Payments to repurchase and retire Common Stock	(7,592)	—	(1,014)
Proceeds from exercise of employee stock options	63	—	79
Principal payments on financing leases	(322)	(360)	(332)
Net cash provided by (used in) financing activities	(26,601)	14,016	(6,892)
Effect of foreign currency changes on cash	2,829	(8,245)	(2,234)
Net change in cash, cash equivalents and restricted cash	31,878	(26,630)	6,418
Cash, cash equivalents and restricted cash at beginning of year	89,222	115,852	109,434
Cash, cash equivalents and restricted cash at end of year	$121,100	$89,222	$115,852

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Years Ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,521	$5,499	$4,532
Cash paid for income taxes	4,013	3,374	4,926
Cash paid for withholding taxes	3,336	5,432	4,680
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$—	$39	$—

The accompanying notes are an integral part of these consolidated financial statements.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Nature of Business

Rimini Street, Inc. was formed in the State of Nevada in 2005 and, through a merger in 2017 with a public company, became Rimini Street, Inc., a Delaware corporation (referred to as the “Company”, “we” and “us”), trading on the Nasdaq Global Market under the ticker symbol “RMNI”. The Company is a global provider of end-to-end third-party enterprise software support, managed services and Agentic AI ERP innovation solutions. Its products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products offered by enterprise software vendors.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

Liquidity

As of December 31, 2025, the Company’s current liabilities exceeded its current assets by $47.0 million. The Company recorded net income of $37.1 million for the year ended December 31, 2025. As of December 31, 2025, the Company had available cash and cash equivalents of $120.0 million. As of December 31, 2025, the Company’s current liabilities included $268.7 million of deferred revenue whereby the costs of fulfilling the Company’s commitments to provide services to its customers were approximately 40% of the related deferred revenue for the year ended December 31, 2025.

On April 30, 2024, the Company amended its $90 million five-year term loan (the “Original Credit Facility”) into a new five-year term loan of $75 million (the 2024 Credit Facility, and together with the Original Credit Facility, the “Credit Facilities”). Annual minimum principal payments over the five-year term for the 2024 Credit Facility are 5%, 5%, 7.5%, 7.5% and 10%, respectively, with the remaining balance due at the end of the term. See Note 5 for further information regarding the Company’s 2024 Credit Facility and the Original Credit Facility.

Additionally, the Company is obligated to make operating payments that are due within the next 12 months in the aggregate amount of $6.6 million. During the year ended December 31, 2025, the global economy continued to experience changing interest rates, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 9, the Company believes that current cash, cash equivalents and future cash flow from operating activities and the 2024 Credit Facility will be sufficient to meet the Company’s anticipated cash needs, including 2024 Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its Consolidated Financial Statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s accounting estimates include, but are not necessarily limited to, the allowance for doubtful accounts receivable, valuation of the swap agreement, valuation assumptions for stock options, and leases, deferred income taxes and the related valuation allowances, accretion of discounts on debt and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operations may be affected.

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2025 and 2024, the Company had cash and cash equivalents with a single financial institution for an aggregate of $45.3 million and $32.0 million, respectively. In addition, as of December 31, 2025 and 2024, the Company had cash and cash equivalents with three other single financial institutions totaling $54.6 million and $44.9 million, respectively. The Company also had $1.1 million of restricted cash as of December 31, 2025. The Company has never experienced any losses related to these balances.

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

Segments

The Company operates as a single operating segment and discloses segment information in accordance with ASC 280, Segment Reporting (“ASC 280”). See Note 13 for further information regarding the Company’s segment information.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents. Cash and cash equivalents consist primarily of demand deposits with financial institutions. The current restricted cash consists of demand deposits that are pledged as collateral for corporate credit card debts. The noncurrent restricted cash consists of bank guarantees to support client contracts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Accounts receivable are presented net of an allowance for doubtful accounts on the consolidated balance sheets. The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of customers, and general economic conditions. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may either be in excess or less than the estimated allowance.

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

Deferred Contract Costs

Costs incurred to obtain new client contracts and to extend existing client contracts are primarily comprised of sales commissions. Initial sales commissions are generally deferred and amortized over their estimated useful life, which is generally 4 years. The Company determined the period of benefit by taking into consideration the estimated life cycles for its customers, its technology and other factors. When the expected period of benefit of an asset which would be capitalized is less than one year, the Company expenses the amount as incurred, utilizing the practical expedient. The Company recognized amortization expense related to deferred contract costs of $19.2 million, $19.6 million and $19.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Debt Issuance Costs and Discounts

Debt issuance costs are costs incurred to obtain new debt financing or modify existing debt financing and consist of incremental direct costs incurred for professional fees and due diligence services, including reimbursement of similar costs incurred by the lenders. Amounts paid to the lenders when a financing is consummated are a reduction of the proceeds and are treated as a debt

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
discount. Debt issuance costs and discounts are presented in the accompanying consolidated balance sheet as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method.

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

Other Services

Other services include both software licensing services and professional services. The Company’s software licensing includes both internally developed software licenses as well as third-party licenses. The Company’s professional services consist of various consulting services, which include project oversight, minor software customization or enhancement, and testing of client-developed software customization. Services may be provided solely by the Company, by a partner of the Company, or in

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
combination with the Company's partners. The Company’s professional services are generally provided under a separate statement of work from our subscription support services. Revenue is recognized as services are performed.

Revenues generally include any taxes withheld by foreign customers and subsequently remitted to governmental authorities in those foreign jurisdictions. Foreign withholding taxes included in revenues amounted to $3.3 million, $5.4 million and $4.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company typically invoices its customers before the start of the support period, in annual and multi-year installments. When revenue recognized on a contract exceeds billings, the Company records a contract asset. For the years ended December 31, 2025 and 2024, contract assets amounted to $1.9 million and $1.3 million, respectively, and are included in prepaid expenses and other on the consolidated balance sheets. Deferred revenue is a contract liability that consists of billings issued that are non-cancellable in advance of revenue recognition. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period.

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue, and includes deferred revenue and unbilled amounts. As of December 31, 2025, remaining performance obligations amounted to $652.9 million, of which $287.5 million was billed and recorded as deferred revenue. The Company expects to recognize revenue on approximately $268.7 million of the billed remaining performance obligations over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

Advertising

Advertising costs are charged to sales and marketing expense in the period incurred. Advertising expenses were $0.3 million, $1.7 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, digital and social advertising spend was $2.4 million, $2.6 million and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency

The Company’s reporting currency is the U.S. Dollar, while the functional currencies of its foreign subsidiaries are their respective local currencies. The asset and liability accounts of the foreign subsidiaries are translated from their local currencies at the exchange rates in effect on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses resulting from the translation of the subsidiary balance sheets are recorded net of tax as a component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are recorded in other income, net in the consolidated statements of operations and comprehensive loss. The tax effect has not been material to date.

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

Recently Adopted Accounting Pronouncements

The following accounting standards were adopted during the fiscal year 2025:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures.” The guidance requires disaggregating income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company adopted this guidance prospectively for the year ending December 31, 2025. See Note 8 for further information regarding the Company’s income taxes.

Recent Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," and in January 2025, the FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is assessing the impact of the adoption of these standards on the financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, “Revenue from Contracts with Customers” by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is assessing the impact of the adoption of this standard on the Consolidated Financial Statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 modernizes the accounting for internal-use software by removing the stage-based model and introducing a principles-based framework for capitalization. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is assessing the impact of the adoption of this standard on the Consolidated Financial Statements and related disclosures.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” ASU 2025-09 provides targeted improvements to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is assessing the impact of the adoption of this standard on the Consolidated Financial Statements and related disclosures.

The Company believes that no other recently issued accounting standards will have a material impact on the Consolidated Financial Statements.

NOTE 3 — LEASES

Operating Leases

The Company has operating leases for real estate and equipment with an option to renew the leases in the range of one month to five years. Some of the leases include the option to terminate the leases upon a specified notice period with a penalty. The Company’s leases have various remaining lease terms ranging from 2 months to 9.3 years. The Company’s lease agreements may include renewal or termination options for varying periods that are generally at the Company’s discretion. The Company’s lease terms only include those periods related to renewal options the Company believes are reasonably certain to exercise. The Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on consideration of certain economic, strategic and other factors that the Company evaluates at lease commencement date and reevaluates throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if it is reasonably certain not to exercise the termination option.

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

The components of operating lease expense and supplemental balance sheet information for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Operating lease expense related to ROU assets and liabilities	$5,060	$4,566	$4,483
Other lease expense	829	695	512
Total lease expense	$5,889	$5,261	$4,995

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other information related to leases as of December 31, 2025 and 2024 was as follows (in thousands):

Supplemental Balance Sheet Information	2025	2024
Operating lease right-of-use assets, noncurrent	$21,371	$7,161

Operating lease liabilities, current	$4,984	$3,967
Operating lease liabilities, noncurrent	18,843	7,064
Total operating lease liabilities	$23,827	$11,031

The increase in ROU assets and liabilities year over year was driven primarily by new operating leases in India and Malaysia, which contributed $14.5 million and $1.0 million to the ROU asset balance as of December 31, 2025, respectively, and $14.1 million and $1.2 million to the ROU liability balance as of December 31, 2025, respectively.

As of December 31, 2025, the Company did not have any additional material operating leases that have not yet commenced.

Weighted Average Remaining Lease Term	Years
Operating Leases	6.7
Weighted Average Discount Rate
Operating Leases	7.6%

Maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Years Ending December 31:
2026	$6,608
2027	4,350
2028	4,041
2029	3,003
2030	2,209
Thereafter	10,995
Total future undiscounted lease payments	31,206
Less imputed interest	(7,379)
Total	$23,827

For the years ended December 31, 2025 and 2024, the Company paid $6.1 million and $5.7 million, respectively, for operating leases.

Finance Leases

The Company has, at times, entered into various financing lease agreements for certain computer equipment. As of December 31, 2025, there were no finance leases outstanding.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — OTHER FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

As of December 31, 2025 and 2024, cash, cash equivalents and restricted cash were as follows (in thousands):

	2025	2024
Cash and cash equivalents	$119,974	$88,792
Restricted cash, current	341	430
Restricted cash, noncurrent	785	—
Total cash, cash equivalents and restricted cash	$121,100	$89,222

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is set forth below for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Allowance, beginning of year	$653	$656	$723
Provisions	1,530	512	209
Write offs, net of recoveries	(740)	(515)	(276)
Allowance, end of year	$1,443	$653	$656

The increase in the allowance for doubtful accounts from December 31, 2024 to December 31, 2025 was driven by specific uncollectible balances related to a small number of clients.

Prepaid Expenses and Other Current Assets

As of December 31, 2025 and 2024, prepaid expenses and other current assets consisted of the following (in thousands):

	2025	2024
Prepaid expenses	$15,436	$11,471
Foreign tax refunds receivable	3,238	2,846
Contract assets	1,922	1,272
Deposits	1,608	471
Other	3,243	3,134
Total	$25,447	$19,194

Property and Equipment

As of December 31, 2025 and 2024, property and equipment consisted of the following (in thousands):

	2025	2024
Computer equipment	$20,100	$19,923
Furniture and fixtures	3,312	2,993
Capitalized software costs	5,131	4,784
Leasehold improvements	3,850	2,674
Construction-in-progress	1,668	822
Total property and equipment	34,061	31,196
Less accumulated depreciation	(23,822)	(21,305)
Property and equipment, net	$10,239	$9,891

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense was $3.9 million, $3.6 million and $2.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Deferred Contract Costs

Activity for deferred contract costs for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Deferred contract costs, current and noncurrent as of the beginning of the period	$39,160	$41,493
Capitalized commissions during the period	22,164	17,227
Amortized deferred contract costs during the period	(19,154)	(19,560)
Deferred contract costs, current and noncurrent, as of the end of the period	$42,170	$39,160

Other Accrued Liabilities, including Accrued Reorganization Costs

As of December 31, 2025 and 2024, other accrued liabilities consisted of the following (in thousands):

	2025	2024
Accrued sales and other taxes	$7,868	$8,137
Accrued professional fees	4,014	3,857
Accrued reorganization costs	2,521	1,052
Current maturities of capital lease obligations	—	322
Income taxes payable	1,996	1,771
Accrued litigation costs	543	201
Other accrued expenses	7,365	5,348
Total other accrued liabilities	$24,307	$20,688

The reorganization activity was primarily comprised of severance costs for the years ended December 31, 2025 and 2024, consisted of the following (in thousands):

	2025	2024
Accrued reorganization costs, as of the beginning of period	$1,052	$—
Charges	4,491	5,737
Cash payments	(3,023)	(4,683)
Foreign currency impact	1	(2)
Accrued reorganization costs, as of the end of period	$2,521	$1,052

Deferred Revenue

Activity for deferred revenue for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Deferred revenue, current and noncurrent, as of the beginning of the period	$281,197	$286,974
Billings, net	427,880	422,976
Revenue recognized	(421,536)	(428,753)
Deferred revenue, current and noncurrent, as of the end of the period	$287,541	$281,197

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Income, Net

For the years ended December 31, 2025, 2024 and 2023, other income, net consisted of the following (in thousands):

	2025	2024	2023
Interest and other income	$4,753	$3,593	$3,701
Foreign currency loss	(2,504)	(1,221)	(330)
Other expenses	(376)	(582)	(382)
Total other income, net	$1,873	$1,790	$2,989

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs on the Company’s balance sheets. As of December 31, 2025 and December 31, 2024, debt consisted of the following (in thousands):

	2025	2024
Term loan	$67,187	$70,280
Revolving line of credit	—	15,000
Less current maturities	(4,031)	(3,093)
Long-term debt, net of current maturities	$63,156	$82,187

On April 30, 2024, the Company refinanced its Original Credit Facility, which had an outstanding principal balance of $70.9 million, with the 2024 Credit Facility, a new five-year senior secured credit facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit.

Cash proceeds and payment activity relating to the 2024 Credit Facility and the Original Credit Facility consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Proceeds from issuance of 2024 Credit Facility’s term loan	$—	$2,938	$—
Proceeds from the 2024 Credit Facility’s revolving line of credit	—	15,000	—
Principal payments on the term loan	(3,750)	(3,562)	(5,625)
Principal payments on the revolving line of credit	(15,000)	—	—
	$(18,750)	$14,376	$(5,625)

On February 4, 2026, the Company made a voluntary prepayment of $5.0 million on the term loan principal balance.

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

For the years ended December 31, 2025, 2024 and 2023, the effective interest rate under the term loans for both the 2024 Credit Facility and the Original Credit Facility was 8.0%, 8.8% and 8.2%, respectively.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
bears interest on the unused portion of the credit line at rates of 25 to 40 basis points, depending on the Company’s Consolidated Total Leverage Ratio.

For the years ended December 31, 2025 and 2024, the average interest rate under the revolving line of credit under the 2024 Credit Facility was 7.1% and 7.5%, respectively.

The refinancing was accounted for as a debt modification under ASC 470-50 as the terms of the 2024 Credit Facility were not substantially different than the terms of the Original Credit Facility. Under debt modification accounting, third-party costs are expensed as incurred. During the year ended December 30, 2024, the Company expensed $0.2 million in third-party transaction costs in connection with the modification. Fees paid to the creditor of $1.1 million were included with the remaining unamortized discount from the Original Credit Facility and are being amortized as an adjustment to interest expense over the remaining term of the 2024 Credit Facility.

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

The fair value of the term loan under the 2024 Credit Facility was $69.5 million (Level 2 inputs) as of December 31, 2025 compared to the carrying value of $67.2 million as of December 31, 2025. The fair value of the term loan under the Original Credit Facility was $73.9 million (Level 2 inputs) as of December 31, 2024 compared to the carrying value of $70.3 million as of December 31, 2024.

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

Under the 2024 Credit Facility, the Company has $35.0 million in available borrowings under the revolving line of credit as of December 31, 2025.

Interest Expense

The components of interest expense for the years ended December 31, 2025, 2024 and 2023 are presented below (in thousands):

	2025	2024	2023
Credit Facilities:
Interest expense under term loan	$4,867	$5,032	$4,475
Accretion expense related to discount and issuance costs under the term loan	657	765	973
Interest expense under revolving line of credit	506	223	—
Interest for other items	121	285	74
Total interest expense	$6,151	$6,305	$5,522

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share in one or more series. The Company’s board of directors is authorized to establish the voting rights, if any, designations, powers, preferences, special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors previously authorized the issuance of up to 180,000 shares of Series A Preferred Stock. All shares of the Series A Preferred Stock were redeemed as of July 20, 2021.

Common Stock

As of December 31, 2025 and 2024, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. Holders of the Company’s shares of Common Stock are entitled to one vote for each share.

Common Stock Repurchased

On May 28, 2022, the Board of Directors authorized an increase to the Company’s previously announced Common Stock repurchase program to increase the value of the shares that could be acquired by the Company from up to $15.0 million over two years to up to $50.0 million over the next four years, subject to compliance with the Company’s Original Credit Facility, provided that all other applicable conditions and legal requirements are satisfied. On September 29, 2025, the Board of Directors authorized an extension to the common stock repurchase program termination date from June 1, 2026 to June 1, 2029, subject to compliance with the Company’s 2024 Credit Facility, provided that all other applicable conditions and legal requirements are satisfied.

For the year ended December 31, 2025, the Company acquired an aggregate 1.9 million shares of Common Stock on the open market at a total cost of $7.6 million. For the year ended December 31, 2024, the Company did not acquire any shares of Company Stock. For the year ended December 31, 2023, the Company acquired an aggregate 0.2 million shares of Common Stock on the open market at a total cost of $1.0 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired. As of December 31, 2025, there is $36.7 million of the Board of Directors’ $50.0 million authorization available for repurchase.

NOTE 7 — STOCK-BASED COMPENSATION AND WARRANTS

Overview of Equity Incentive Plans

In October 2013, the Company established the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”) that provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units (“PSUs”). As of December 31, 2025, the Company had stock options of approximately 9.4 million shares, RSUs of approximately 3.9 million shares and PSUs of 1.0 million shares outstanding under the 2013 Plan. As of December 31, 2025, there are approximately 7.7 million shares available for future grants. The 2013 Plan will expire on July 31, 2027.

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

On the first day of each fiscal year beginning in 2018, the 2013 Plan provides that the number of authorized shares available for issuance will increase in an amount equal to the lesser of (i) 4.8 million shares, (ii) 4% of the outstanding shares of all classes of the Company’s Common Stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s Board of Directors may determine. The Board of Directors approved an increase in the authorized shares of 3.7 million shares on February 12, 2026.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

The following table sets forth the summary of stock option activity under the Company’s Stock Plans for the years ended December 31, 2025, 2024 and 2023, (shares in thousands):

	2025			2024			2023
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of year	9,563	$4.68		7,800	$5.77		6,994	$6.17
Granted	1,303	3.69		3,462	2.66		2,043	4.13
Forfeited	(452)	3.19		(396)	4.68		(336)	5.84
Expired	(970)	5.62		(1,303)	5.81		(844)	5.44
Exercised	(24)	2.67		—	—		(57)	1.38
Outstanding, end of year (3)(4)	9,420	4.52	6.6	9,563	4.68	6.9	7,800	5.77	5.9
Vested, end of year (3)	5,654	5.43	5.3	4,772	6.22	4.6	4,744	6.36	4.1
____________________
(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire.
(3)As of December 31, 2025, 2024 and 2023, the aggregate intrinsic value of stock options outstanding was $4.4 million, $0.2 million, and $0.1 million, respectively. As of December 31, 2025, 2024 and 2023, the aggregate intrinsic value of vested stock options was $1.5 million, $2 thousand and $5 thousand, respectively.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.4 million shares as of December 31, 2025.

The following table presents the total number of shares available for grant under the 2013 Plan for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Available, beginning of year	5,131	8,233	7,543
Stock options granted	(1,303)	(3,462)	(2,043)
RSUs and PSUs granted	(2,012)	(5,372)	(2,113)
Expired options under Stock Plans	970	1,303	844
Forfeited options under Stock Plans	452	396	336
Forfeited RSUs and PSUs under Stock Plans	846	449	200
Shares issued	—	—	(75)
Newly authorized by Board of Directors	3,645	3,584	3,541
Available, end of year	7,729	5,131	8,233

Fair Value of Stock Options

The fair value of each stock option grant under the Stock Plans was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Expected life (in years)	6.0	6.0	6.0
Volatility	66%	65%	56%
Dividend yield	—%	—%	—%
Risk-free interest rate	4.0%	4.3%	3.8%

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The BSM model requires various highly subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The Common Stock option value is based on the Company’s closing market price on the date of grant.

The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends on Common Stock and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect during the expected term of the grant. The expected volatility is based on historical volatility of publicly-traded peer companies.

The weighted-average grant date fair value per share of employee options granted for the years ended December 31, 2025, 2024 and 2023 was $2.33, $1.66 and $2.30, respectively.

As of December 31, 2025, 2024 and 2023, total unrecognized compensation cost, net of forfeitures, related to unvested stock options was $4.9 million, $5.7 million and $4.6 million, respectively. The remaining unrecognized costs are expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.73 years.

Restricted Stock Units

For the year ended December 31, 2025, the Board of Directors granted RSUs under the 2013 Plan for an aggregate of approximately 1.4 million shares of Common Stock to non-employee members of the Board of Directors, officers and employees of the Company. These RSUs vest over periods ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors. Based on the weighted average fair market value of the Common Stock of $3.64 per share on the date of grant, the aggregate fair value for the shares underlying the RSUs amounted to $5.1 million as of the grant date that is being recognized as compensation cost over the vesting period. Accordingly, compensation expense of $6.1 million, $5.1 million and $7.4 million was recognized for the years ended December 31, 2025, 2024 and 2023, respectively. The unrecognized expense of $7.9 million, net of forfeitures, is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.67 years.

Performance Stock Units

Under the 2025 LTI Plan, the Company granted 0.6 million PSUs on March 4, 2025, with a fair market value of $3.48. PSUs were measured over a performance period beginning on January 1, 2025 and ending on December 31, 2025 (the “Performance Period”), but will remain subject to a continued service-based vesting requirement. Half of the PSUs awarded are eligible to vest based on the Company’s achievement against a target adjusted EBITDA goal for fiscal year 2025, and the remaining half of the PSUs awarded will be eligible to vest based on the Company’s achievement against a target total revenue goal for fiscal year 2025. The ultimate number of PSUs that may vest (as calculated, the “Earned PSUs”) range from zero to 200% of the granted PSUs.

Under the 2024 Long-Term Incentive Plan, the Company granted 0.8 million PSUs on May 6, 2024, with a fair market value of $2.47 at the time of grant. The Earned PSUs under the May 6, 2024 grant were earned at 28%. Under the terms of the 2024 LTI Plan, the Earned PSUs will vest in equal annual installments on the first, second and third anniversaries of the Date of Grant, generally subject to the awardee continuing to be a Service Provider through the applicable vesting date.

Under the 2023 Long-Term Incentive Plan, the Company granted 0.6 million PSUs on April 3, 2023, with a fair market value of $3.93 at the time of the grant. The Earned PSUs under the April 3, 2023 grant were earned at 151% which resulted in an additional 0.3 million PSUs being earned. Under the terms of the 2023 LTI Plan, the Earned PSUs vest in equal annual installments on the first, second and third anniversaries of the Date of Grant, generally subject to the awardee continuing to be a Service Provider through the applicable vesting date.

The Company recognized compensation expense related to PSUs of $1.2 million, $1.5 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the unrecognized expense of $0.7 million,

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
net of forfeitures, is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 1.52 years.

Stock-Based Compensation Expense

The aggregate stock-based compensation expense for stock options, RSUs and PSUs for the years ended December 31, 2025, 2024 and 2023 is classified as follows (in thousands):

	2025	2024	2023
Cost of revenues	$2,057	$1,756	$1,972
Sales and marketing	3,989	2,208	2,844
General and administrative	5,025	5,581	7,706
Total	$11,071	$9,545	$12,522

Employee Stock Purchase Plan
At the Annual Meeting of Stockholders held on June 7, 2018, the Company’s stockholders approved the Rimini Street, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the purchase by employees of up to an aggregate of 5.0 million shares of Common Stock. The purchase price per share at which shares are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period). Offering periods will consist of two six-month periods generally commencing twice each calendar year. The purpose of the ESPP is to provide an opportunity for eligible employees of the Company to purchase shares of the Company at a discount through voluntary contributions from such employees’ eligible pay, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such employees and the Company’s stockholders. Through December 31, 2025, no offering period under the ESPP had commenced and no shares of Common Stock have been issued under the ESPP. As of the date of this Report, there are no plans to commence offering periods under the ESPP.

Outstanding Warrants

As of December 31, 2025, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock and were exercisable at $5.64 per share. The Company’s remaining outstanding warrants are currently exercisable. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. A summary of the terms of outstanding warrants and the number of shares of Common Stock issuable upon exercise, is presented below as of December 31, 2025 and 2024 (in thousands, except per share amounts):

	Issuance Date	Expiration Date		Exercise Price	Number of Shares
Description					2025	2024
Warrants	October 2017	June 2026	(1)	$5.64	3,440	3,440	(2)
_____________________
(1)The expiration date for the Warrants is the earlier to occur of the stated expiration date or the date when the Company experiences a change of control.
(2)The Warrants were issued upon consummation of the merger discussed in Note 1.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES

For the years ended December 31, 2025, 2024 and 2023, income (loss) before income taxes was as follows (in thousands):

	2025	2024	2023
Domestic	$45,437	$(50,316)	$29,299
International	10,194	13,673	11,933
Income (loss) before income taxes	$55,631	$(36,643)	$41,232

For the years ended December 31, 2025, 2024 and 2023, income taxes consisted of the following (in thousands):

	2025	2024	2023
Current income tax expense:
Federal	$—	$—	$—
State	(181)	(261)	(282)
Foreign	(7,187)	(9,198)	(8,246)
Total current income tax expense	(7,368)	(9,459)	(8,528)
Deferred income tax (expense) benefit:
Federal	(10,251)	9,248	(7,477)
State	(993)	419	734
Foreign	79	163	98
Total deferred income tax (expense) benefit	(11,165)	9,830	(6,645)
Total (provision) benefit for income taxes	$(18,533)	$371	$(15,173)

The Company has elected to prospectively adopt the guidance in ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures.” In accordance with the guidance in ASU 2023-09, the reconciliation between the income tax expense computed by applying the statutory U.S. federal income tax rate to the pre-tax income before income taxes and total income tax expense recognized in the financial statements was as follows for the year ended December 31, 2025 (dollars in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(11,682)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect[1]	(959)	1.7%
Foreign Tax Effects
Korea
Withholding taxes	(3,368)	6.1%
Other	84	(0.2)%
Taiwan
Withholding taxes	1,092	(2.0)%
Other	1	—%
Other foreign jurisdictions	(2,776)	5.0%
Effect of Cross-Border Tax Laws
Foreign WHT	700	(1.3)%
Changes in Valuation Allowances	104	(0.2)%
Nontaxable or Nondeductible Items
Stock based compensation	(655)	1.2%
Other	(693)	1.2%
Other Adjustments	(381)	0.7%
Total income tax expense and effective tax rate	$(18,533)	33.3%

1 California, Georgia, Illinois, New York, Texas and Wisconsin make up the majority of the state tax expense.

Prior to the adoption of ASU 2023-09, the reconciliation between the income tax benefit (expense) computed by applying the statutory U.S. federal income tax rate to the pre-tax (loss) income before income taxes and total income taxes recognized in the financial statements was as follows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Income tax (expense) benefit at statutory U.S. federal rate	$7,695	$(8,658)
Income tax benefit attributable to U.S. states, net	112	491
Permanent differences:
Non-deductible expenses	(329)	(116)
Stock-based compensation	(1,275)	(1,666)
Other	(328)	543
Global intangible low taxed income	(170)	(40)
Foreign rate differential and foreign tax credits	(499)	(600)
Foreign withholding taxes	(5,422)	(4,679)
Other	512	(464)
Decrease in valuation allowance	75	16
Total income tax (expense) benefit	$371	$(15,173)

The difference between the federal statutory tax rate and the Company’s effective tax rate is primarily driven by foreign withholding taxes. The Company has been exploring opportunities to reduce withholding taxes such that its effective tax rate may decrease in future periods. After full utilization of net operating losses, the benefit of foreign tax and other credits would further reduce the Company’s effective tax rate.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, extending several key provisions of the 2017 Tax Cuts and Jobs Act. Among its updates are provisions that allow for the immediate expensing of qualifying research and development expenses and certain capital expenditures. The impacts of OBBBA are reflected in the results for the year ended December 31, 2025, and there was no material impact to the Consolidated Financial Statements.

As of December 31, 2025 and 2024, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$35,731	$42,155
Deferred revenue	2,236	4,005
Accounts payable and accrued expenses	13,402	13,302
Stock-based compensation	828	918
Operating lease liabilities	1,245	1,888
Tax credit carryforwards	145	230
Other	3,920	4,197
Foreign deferred assets	2,099	2,012
Business interest carryforwards	11,906	13,821
Gross deferred income tax assets	71,512	82,528
Valuation allowance for deferred income tax assets	(230)	(225)
Net deferred income tax assets	71,282	82,303
Deferred income tax liabilities:
Deferred contract costs	(10,025)	(9,102)
Operating lease right-of-use assets	(701)	(966)
Other	(3,016)	(3,652)
Deferred tax assets, net	$57,540	$68,583

For the years ended December 31, 2025 and 2024, the change in the valuation allowance was a net decrease of $0.1 million and $0.1 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis of all available positive and negative evidence, the Company has determined that a valuation allowance is not required to be recorded on its federal and state deferred tax assets as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company has federal net operating tax loss carryforwards of approximately $125.4 million and varying amounts of U.S. state net operating loss carryforwards, totaling $123.3 million, that begin to expire in 2036 and 2026, respectively. As of December 31, 2025, the Company has federal foreign tax credits carryforwards of $0.1 million expiring beginning in 2026.

The Company considers any undistributed foreign subsidiaries’ earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal or state income taxes has been provided. Upon distribution of the foreign earnings in the form of dividends or otherwise, the company could be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2025, the cumulative amount of unremitted earnings of the Company’s foreign subsidiaries was approximately $65.7 million. The unrecognized deferred tax liability for these earnings was approximately $5.0 million, consisting primarily of foreign withholding taxes.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company files income tax returns in the U.S. federal jurisdiction, the State of California and various other state and foreign jurisdictions. The Company’s federal and state tax years for 2015 and 2010, respectively, and forward are subject to examination by taxing authorities, due to unutilized net operating losses. All foreign jurisdictions tax years are also subject to examination. The Company does not have any unrecognized tax benefits to date.

Income Taxes Paid

The following table presents income taxes paid, net of refunds received, for the year ended December 31, 2025 (in thousands):

2025
U.S. Federal	$—
U.S. State	217
Foreign:
Korea	3,489
India	1,075
Japan	836
Australia	546
Israel	524
UK	374
Taiwan	(1,071)
Other	1,359
Total income taxes paid, net	$7,349

Income taxes paid, net of refunds received, were $8.8 million and $9.6 million for the years ended December 31, 2024 and 2023, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company’s purchase commitments as of December 31, 2025 are primarily related to agreements to purchase services in the ordinary course of business.

Total future purchase commitments as of December 31, 2025 are as follows (in thousands):

Years Ending December 31:	Commitments
2026	$4,775
2027	1,486
2028	1,504
2029	1,518
2030	1,294
Thereafter	2,627
Total	$13,204

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s matching contribution to these plans totaled $3.5 million, $3.5 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 5%, 8% and 8% of the Company’s total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

The Rimini II Settlement Agreement

On July 7, 2025 (the “Effective Date”), the Company and Mr. Ravin entered into a confidential Settlement Agreement with Oracle (all signatories, collectively, the “Parties”). If all Parties complete their agreed upon responsibilities, the Settlement Agreement will allow for the final resolution and ultimate dismissal of Case Number 2:14-cv-01699-MMD-DJA (“Rimini II”). The Parties entered into the Settlement Agreement to provide a full, final, complete and global settlement of the subject matter of the Rimini II case.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

•If, among other obligations, the Company (a) completes its previously announced Wind Down of its provision of support and services for Oracle’s PeopleSoft software no later than by the end of the Wind Down Period (July 31, 2028), (b) notifies all existing customers for which it supplies such support and services of the Wind Down, (c) provides required quarterly Wind Down progress reports to Oracle with certain agreed-upon information and (d) signs a declaration, under penalty of perjury, affirming that the Wind Down is complete and issues a public statement as to the same, which statement can be in the form of a filing made with the SEC, then, within 14 days after the Company certifies to Oracle that the Wind Down has been completed, the Parties will jointly file a stipulation with the District Court to dismiss the Rimini II litigation with prejudice.

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

For the year ended December 31, 2025, the Company recognized the loss recovery as litigation settlement income of approximately $36.2 million and interest income of approximately $1.7 million.

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liquidated Damages

The Company enters into agreements with customers that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these customers. The maximum cash payments related to these liquidated damages are approximately $8.2 million and $7.2 million as of December 31, 2025 and 2024, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Consolidated Financial Statements.

NOTE 10 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of December 31, 2025, ASP owned approximately 25.7% of the Company’s issued and outstanding shares of Common Stock.

NOTE 11 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net (loss) per share of Common Stock for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	2025	2024	2023
Net income (loss) attributable to common stockholders:
Net income (loss)	$37,098	$(36,272)	$26,059

Basic weighted average number of shares of Common Stock outstanding	91,736	90,503	89,073
Dilutive effect:
Warrants	—	—	—
Stock options	130	—	11
Performance share units	481	—	107
Restricted stock units	2,143	—	345
Diluted weighted average number of shares of Common Stock outstanding	94,490	90,503	89,536
Net income (loss) per share attributable to Common Stock - basic	$0.40	$(0.40)	$0.29
Net income (loss) per share attributable to Common Stock - diluted	$0.39	$(0.40)	$0.29

As of December 31, 2025, 2024 and 2023, the following potential Common Stock equivalents were excluded from the computation of diluted net income (loss) per share since the impact of inclusion was anti-dilutive (in thousands):

	2025	2024	2023
Warrants	3,440	3,440	3,440
Stock options	8,645	9,563	7,718
Restricted stock units	210	4,753	601
Performance stock units	—	801	—
Total	12,295	18,557	11,759

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

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2025, 2024 and 2023, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy. As of December 31, 2025, the Company did not have any investments that are carried at fair value on a recurring basis.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair values due to their short-term maturities. Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of capital lease obligations approximates fair value as of the respective balance sheet dates.

Investments

All of the Company’s investments as of December 31, 2025 and 2024 are classified as cash equivalents. During the year ended December 31, 2024, the Company transferred its investments in U.S. Federal agency bonds and U.S. treasury notes into other highly liquid interest-earning investments with maturities of less than three months. The fair values of these investments approximate their carrying values and are considered Level 1 assets.

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

Derivatives

The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes. As discussed in Note 5, the interest rate swap has a notational value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The derivative was recognized in the accompanying Consolidated Balance Sheets at its estimated fair value as of December 31, 2025.

To estimate fair value for the Company’s interest rate swap agreement as of December 31, 2025, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be a liability of $0.5 million as of December 31, 2025.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in Accumulated other comprehensive loss, net of tax, in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

During the years ended December 31, 2025, 2024 and 2023, the Company received interest rate swap payments of $0.2 million, $0.7 million and $0.8 million, respectively, which were recorded as a reduction to interest expense.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instrument	Balance Sheet Classification	December 31, 2025	December 31, 2024
Interest rate swap	Deposits and other	$—	$436
	Other long-term liabilities	506	—
	Accumulated comprehensive income (loss)	(457)	370

		For the years ended December 31,
Derivative Instrument	Income Statement Classification	2025	2024	2023
Interest rate swap	Interest expense (benefit)	$(219)	$(704)	$(843)

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company derives revenues from clients primarily by providing subscription support services for ERP and other software systems, and to a lesser extent, software licensing and related maintenance and professional services. The service period for a subscription is variable and the services are provided to clients in a similar manner regardless of product or customer type. See Note 2 for further information regarding the Company’s revenue recognition policies.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2025	2024	2023
Revenue	$421,536	$428,753	$431,496
Less:
Cost of revenue, adjusted
Employee compensation and benefits (a)	98,249	103,891	101,728
Engineering consulting costs	27,929	26,225	26,738
Administrative allocations	18,046	16,267	14,540
All other costs (b)	20,081	19,198	17,332
Total cost of revenue, adjusted	164,305	165,581	160,338
Sales and marketing, adjusted (c)	147,580	147,528	139,495
General and administrative, adjusted (c)	61,684	64,301	62,714
Stock-based compensation expense	11,071	9,545	12,522
Depreciation and amortization expense	3,861	3,596	2,827
Reorganization costs	4,491	5,737	59
Litigation costs and related recoveries, net	(31,365)	64,593	9,776
Interest expense	6,151	6,305	5,522
Other income, net	(1,873)	(1,790)	(2,989)
Income taxes	18,533	(371)	15,173
Segment net income (loss)	37,098	(36,272)	26,059

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$37,098	$(36,272)	$26,059

(a) Adjusted to exclude stock-based compensation expense.
(b) Adjusted to exclude depreciation and amortization expense.
(c) Adjusted to exclude stock-based compensation expense as well as depreciation and amortization expense.

Geographic Information

The Company attributes revenues to geographic regions based on the location of its clients. The following shows revenues by geographic region for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
United States of America	$193,043	$209,995	$219,975
International	228,493	218,758	211,521
Total revenue	$421,536	$428,753	$431,496

For the years ended December 31, 2025, 2024 and 2023, Japan represented 12%, 11% and 10% of total revenue, respectively.

No customers represented more than 10% of revenue for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, the Company had no customers greater than 10% of total net accounts receivable.

RIMINI STREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company tracks its assets by physical location. The following shows the net carrying value of the Company’s property and equipment by geographic region as of December 31, 2025 and 2024 (in thousands):

	2025	2024
United States of America	$6,396	$7,007
Brazil	2,326	754
India	592	1,432
Rest of World	925	698
Total property and equipment, net	$10,239	$9,891

Prior year amounts of property and equipment for India and Brazil have been reclassified from Rest of World for consistency with the current year presentation. This reclassification had no effect on the Consolidated Financial Statements.

The following shows the operating lease ROU assets by geographic region as of December 31, 2025 and 2024 (in thousands):

	2025	2024
United States of America	$2,948	$4,112
India	15,124	1,390
Malaysia	1,009	—
Brazil	967	1,193
Rest of World	1,323	466
Total operating lease right-of-use assets	$21,371	$7,161

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

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the control documentation, evaluation of the design effectiveness of controls, testing the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8 of this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c), except as described below.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code is available on our website at www.riministreet.com/code-of-conduct. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to and waivers from the code by posting such information on the same website.

Directors and Executive Officers

A list of our executive officers and biographical information appears in Part I of this Report under the heading “Information about our Executive Officers.”

The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” (if any to disclose) in our Proxy Statement for the 2026 Annual

Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference.

The remaining information required by this item will be included under the captions “Corporate Governance Matters – Standing Committees of the Board of Directors,” “Board Composition,” “Class III Director Nominees—Biographical Information” and “Continuing Directors—Biographical Information” in our 2026 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be included under the captions “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation Tables,” “Compensation Discussion and Analysis—Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information,” “CEO Pay Ratio,” and “Director Compensation,” in the 2026 Proxy Statement and is incorporated herein by reference (except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2026 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Corporate Governance Matters—Policies and Procedures for Related Person Transactions,” “Corporate Governance Matters—Related Person Transactions,” “Corporate Governance Matters—Board Structure,” “Corporate Governance Matters—Board Leadership Structure” and “Corporate Governance Matters—Board Determination of Independence” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185.

The information required by this item will be included under the captions “Fees Paid to Auditors” and “Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors; Delegation of Pre-Approval Authority in Specified Instances” in the 2026 Proxy Statement and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Certificate of Amendment Dated June 6, 2024 to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	June 7, 2024
3.3*	Amended and Restated Bylaws of the Registrant	10-Q	001-37397	3.2	November 1, 2023
4.1*	Form of Common Stock Certificate of the Registrant	S-4	333-219101	4.5	June 30, 2017
4.2+	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.3*	Form of Warrant Certificate of the Registrant	S-1	333-203500	4.3	April 17, 2015
4.4*	Warrant Consent and Conversion Agreement by and among the Registrant, GPIA and CB Agent Services LLC, dated as of May 16, 2017	S-4	333-219101	4.8	June 30, 2017
4.5*	Registration Rights Agreement, dated July 19, 2018	8-K	001-37397	10.1	July 19, 2018
4.6*	Registration Rights Agreement, dated March 7, 2019	8-K/A	001-37397	10.2	March 12, 2019
4.7*	Amended and Restated Investors’ Rights Agreement, dated October 31, 2016, between Rimini Street, Inc., a Nevada corporation, and certain holders of Rimini Street, Inc.’s, a Nevada corporation’s, capital stock named therein	S-4	333-21910	4.7	June 30, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K	001-37397	10.1	October 16, 2017
10.2*†	Rimini Street, Inc. 2013 Equity Incentive Plan, including form agreements under the 2013 Equity Incentive Plan	S-4/A	333-219101	10.20	August 9, 2017
10.3*†	Form of RSU Award Agreement under the 2013 Equity Incentive Plan effective February 23, 2021	10-K	001-37397	10.4	March 3, 2021
10.4*†	Form of Notice of Performance Unit Grant and Global Performance Unit Award Agreement under the 2013 Equity Incentive Plan Effective April 1, 2023	8-K	001-37397	10.1	April 6, 2023
10.5*†	Rimini Street, Inc. Executive Incentive Compensation Plan	S-4/A	333-219101	10.52	August 9, 2017
10.6*†	Amended and Restated Employment Agreement dated October 29, 2024 by and between Rimini Street, Inc. and Seth A. Ravin	10-Q	001-37397	10.1	October 30, 2024
10.7*†	Offer Letter to Michael Perica dated August 28, 2020	8-K	001-37397	10.1	October 1, 2020
10.8*†	Non-Employee Director Compensation Policy Effective January 1, 2021	8-K	001-37397	10.1	December 23, 2020
10.9*	Rimini Street, Inc. Employee Stock Purchase Plan	8-K	001-37397	10.1	June 8, 2018

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.10*	Amended and Restated Credit Agreement dated as of April 30, 2024, by and among Rimini Street, Inc., as borrower, the lenders party thereto and Capital One, National Association, as a lender, swing lender and agent for all lenders	10-Q	001-37397	10.1	May 2, 2024
10.11*	Amended and Restated Guaranty and Security Agreement dated as of April 30, 2024, by and among Rimini Street, Inc., the other grantors named therein and Capital One, National Association, as agent	10-Q	001-37397	10.2	May 2, 2024
10.12*‡	Settlement Agreement by and among the Registrant, Oracle Corporation and Certain Affiliates of Oracle Corporation Dated July 7, 2025	10-Q	001-37397	10.1	July 31, 2025
19.1*	Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities	10-K	001-37397	19.1	February 27, 2025
21.1+	List of Subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1+	Certification of Seth A. Ravin, President and Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2+	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1++	Certification of Seth A. Ravin, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350
32.2++	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-37397	97.1	February 28, 2024
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

RIMINI STREET, INC.

Date: February 19, 2026	By:	/s/ Seth A. Ravin
Seth A. Ravin
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 19, 2026	By:	/s/ Seth A. Ravin
Seth A. Ravin
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 19, 2026	By:	/s/ Michael L. Perica
Michael L. Perica
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 19, 2026	By:	/s/ Jack L. Acosta
Jack L. Acosta
Director

Date: February 19, 2026	By:	/s/ Steve Capelli
Steve Capelli
Director

Date: February 19, 2026	By:	/s/ Robin Murray
Robin Murray
Director

Date: February 19, 2026	By:	/s/ Jay Snyder
Jay Snyder
Director