Form 10-Q
period 2026-03-31
Rimini Street, Inc.
filed 2026-04-30
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended March 31, 2026

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
Yes ☐ No ☑
The registrant had approximately 92,560,000 shares of its $0.0001 par value common stock outstanding as of April 28, 2026.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$132,189	$119,974
Restricted cash, current	342	341
Accounts receivable, net of allowance of $1,783 and $1,443, respectively	95,746	136,866
Deferred contract costs, current	17,570	17,734
Prepaid expenses and other	28,286	25,447
Total current assets	274,133	300,362
Long-term assets:
Restricted cash, noncurrent	784	785
Property and equipment, net of accumulated depreciation and amortization of $23,952 and $23,822, respectively	9,879	10,239
Operating lease right-of-use assets	20,494	21,371
Deferred contract costs, noncurrent	24,087	24,436
Deposits and other	8,745	8,379
Deferred income taxes, net	58,979	57,540
Total assets	$397,101	$423,112
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$—	$4,031
Accounts payable	4,966	5,752
Accrued compensation, benefits and commissions	33,747	39,609
Other accrued liabilities	23,475	24,307
Operating lease liabilities, current	4,815	4,984
Deferred revenue, current	257,382	268,717
Total current liabilities	324,385	347,400
Long-term liabilities:
Long-term debt, net of current maturities	56,412	63,156
Deferred revenue, noncurrent	19,947	18,824
Operating lease liabilities, noncurrent	17,357	18,843
Other long-term liabilities	1,566	1,918
Total liabilities	419,667	450,141
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 92,133 and 91,603 shares, respectively	9	9
Additional paid-in capital	184,073	181,075
Accumulated other comprehensive loss	(5,509)	(5,613)
Accumulated deficit	(200,023)	(201,384)
Treasury stock, at cost; 137 and 137 shares, respectively	(1,116)	(1,116)
Total stockholders' deficit	(22,566)	(27,029)
Total liabilities and stockholders' deficit	$397,101	$423,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$105,473	$104,204
Cost of revenue	43,208	40,670
Gross profit	62,265	63,534
Operating expenses:
Sales and marketing	38,636	34,255
General and administrative	17,850	17,531
Reorganization costs	407	462
Research and development	571	—
Litigation costs and related recoveries:
Professional fees and other costs of litigation	—	1,925
Litigation costs and related recoveries, net	—	1,925
Total operating expenses	57,464	54,173
Operating income	4,801	9,361
Non-operating income and (expenses):
Interest expense	(1,251)	(1,675)
Other income (expenses), net	(1,240)	(77)
Income before income taxes	2,310	7,609
Income taxes	(949)	(4,259)
Net income	1,361	3,350
Other comprehensive income
Foreign currency translation gain (loss)	(322)	674
Derivative instrument and other adjustments, net of tax	426	(983)
Comprehensive income	$1,465	$3,041

Net income per share attributable to common stockholders:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Weighted average number of shares of Common Stock outstanding:
Basic	91,791	91,240
Diluted	93,918	93,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended March 31,
	2026	2025
Common Stock, Shares
Beginning of period	91,603	91,120
Exercise of stock options for cash	124	2
Restricted and performance stock units vested	406	229
End of period	92,133	91,351

Total Stockholders' Deficit, beginning of period	$(27,029)	$(69,445)
Common Stock, Amount
Beginning of period	9	9
Exercise of stock options for cash	—	—
Restricted and performance stock units vested	—	—
End of period	9	9
Additional Paid-in Capital
Beginning of period	181,075	177,533
Stock based compensation expense	2,661	2,702
Exercise of stock options for cash	337	6
Restricted and performance stock units vested	—	—
End of period	184,073	180,241
Accumulated Other Comprehensive Loss
Beginning of period	(5,613)	(7,389)
Other comprehensive income (loss)	104	(309)
End of period	(5,509)	(7,698)
Accumulated Deficit
Beginning of period	(201,384)	(238,482)
Net income	1,361	3,350
End of period	(200,023)	(235,132)
Treasury Stock	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(22,566)	$(63,696)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,361	$3,350
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,661	2,702
Depreciation and amortization	995	930
Accretion and amortization of debt discount and issuance costs	162	162
Deferred income taxes	(1,450)	2,464
Amortization and accretion related to operating right of use assets	1,350	1,191
Other	31	—
Changes in operating assets and liabilities:
Accounts receivable, net	41,369	57,491
Prepaid expenses, deposits and other	(2,833)	(1,166)
Deferred contract costs	513	2,030
Accounts payable	(779)	(431)
Accrued compensation and other accruals	(8,604)	(7,283)
Deferred revenue	(10,253)	(27,732)
Net cash provided by operating activities	24,523	33,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(648)	(895)
Net cash used in investing activities	(648)	(895)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term loan borrowings	(10,938)	(938)
Principal payments on capital leases	—	(94)
Proceeds from exercise of employee stock options	337	6
Net cash used in financing activities	(10,601)	(1,026)
Effect of foreign currency translation changes	(1,059)	2,768
Net change in cash, cash equivalents and restricted cash	12,215	34,555
Cash, cash equivalents and restricted cash at beginning of period	121,100	89,222
Cash, cash equivalents and restricted cash at end of period	$133,315	$123,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,091	$1,513
Cash paid for income taxes	1,000	843
Cash paid for withholding taxes	968	766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Rimini Street, Inc. (the “Company”) is a global provider of end-to-end third-party enterprise software support, managed services and Agentic AI ERP innovation solutions. Its products and services offer enterprise software licensees a choice of solutions that replace or supplement the support products offered by enterprise software vendors.

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial Statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2025, included in the Company’s 2025 Annual Report on Form 10-K as filed with the SEC on February 19, 2026 (the “2025 Form 10-K”).

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2025 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2026, and operating results for the three months ended March 31, 2026, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2026.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of March 31, 2026, the Company’s current liabilities exceeded its current assets by $50.3 million, and the Company recorded net income of $1.4 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had available cash, cash equivalents and restricted cash of $133.3 million. As of March 31, 2026, the Company’s current liabilities included $257.4 million of deferred revenue whereby the costs of fulfilling the Company’s commitments to provide services to its clients was approximately 41% of the related deferred revenue for the three months ended March 31, 2026.

On April 30, 2024, the Company refinanced its $90 million five-year term loan into a new five-year term loan of $75 million (as amended by Amendment No. 1 thereto dated March 27, 2026, the “Credit Facility”). On February 4, 2026 and March 30, 2026, the Company made voluntary prepayments of $5.0 million, respectively, on the outstanding term loan principal balance under the Credit Facility. The Company also made its scheduled principal payment of $0.9 million on March 31, 2026. As a result, the Company’s next scheduled principal payment is not until March 31, 2028. See Note 5 for further information regarding the Company’s Credit Facility, including the first amendment thereto dated March 27, 2026.

Additionally, the Company is obligated to make operating lease payments that are due within the next 12 months in the aggregate amount of $5.0 million. During the three months ended March 31, 2026, the global economy continued to experience changing interest rates, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 8, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

In 2026, the Company made a strategic decision to utilize key personnel and resources to focus on research and development in regard to existing products as well as to develop new products for its technology solutions.

Research and development expenses include payroll and other related employee benefit costs associated with product solutions, as well as any third party development costs utilized to conduct research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is met, which allows for our software solutions to be released into service for our clients. As technological feasibility is reached, these costs will be capitalized and amortized as part of cost of revenue. As of March 31, 2026, no costs have been capitalized.

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

Risks and Uncertainties

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents with a single financial institution for an aggregate of $50.6 million and $45.3 million, respectively. In addition, as of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents with three other single financial institutions of $60.6 million and $54.6 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had restricted cash of $1.1 million and $1.1 million, respectively. The Company has never experienced any losses related to these balances.

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

Recently Adopted Accounting Pronouncements

The following accounting standards have been adopted during fiscal year 2026:

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, “Revenue from Contracts with Customers” by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company has adopted the practical expedient effective for fiscal year 2026 and the impact of this adoption did not have a significant impact on the Consolidated Financial Statements and related disclosures.

Recent Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," and in January 2025, the

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” ASU 2025-09 provides targeted improvements to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is assessing the impact of the adoption of this standard on the Consolidated Financial Statements and related disclosures.

The Company believes that no other recently issued accounting standards will have a material impact on the Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Deferred contract costs, current and noncurrent, as of the beginning of period	$42,170	$39,160
Capitalized commissions during the period	4,461	2,693
Amortized deferred contract costs during the period	(4,974)	(4,723)
Deferred contract costs, current and noncurrent, as of the end of period	$41,657	$37,130

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Deferred revenue, current and noncurrent, as of the beginning of period	$287,541	$281,197
Billings, net	95,261	79,430
Revenue recognized	(105,473)	(104,204)
Deferred revenue, current and noncurrent, as of the end of period	$277,329	$256,423

The Company typically invoices its customers at the start of the support period, in annual and multi-year installments. When revenue recognized on a contract exceeds billings, the Company records a contract asset. As of March 31, 2026 and December 31, 2025, contract assets amounted to $0.6 million and $1.9 million, respectively, and are included in prepaid expenses and other on the condensed consolidated balance sheets. Deferred revenue is a contract liability that consists of billings issued that are non-cancellable in advance of revenue recognition. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of March 31, 2026, remaining performance obligations amounted to $643.6 million, of which $277.3 million was billed and recorded as deferred revenue.

The Company expects to recognize revenue on approximately $257.4 million of deferred revenue over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses	$19,119	$15,436
Foreign tax refunds receivable	3,732	3,238
Contract assets	595	1,922
Deposits	1,600	1,608
Other	3,240	3,243
Total prepaid expenses and other current assets	$28,286	$25,447

Other Accrued Liabilities, including Accrued Reorganization Costs

Other accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued sales and other taxes	$8,241	$7,868
Accrued professional fees	4,353	4,014
Accrued reorganization costs	436	2,521
Income taxes payable	2,295	1,996
Accrued litigation costs	489	543
Other accrued expenses	7,661	7,365
Total other accrued liabilities	$23,475	$24,307

The reorganization activity was primarily comprised of severance costs, and consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Accrued reorganization costs, as of the beginning of period	$2,521	$1,052
Charges	407	462
Cash payments	(2,490)	(1,255)
Foreign currency impact	(2)	—
Accrued reorganization costs, as of the end of period	$436	$259

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company's balance sheets and consisted of the following (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2026	2025
Term Loan	$56,412	$67,187
Less current maturities	—	(4,031)
Long-term debt, net of current maturities	$56,412	$63,156

On April 30, 2024, the Company refinanced its $90 million five-year term loan, which had an outstanding principal balance of $70.9 million, with the Credit Facility, a new five-year senior secured credit facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit.

On March 27, 2026, the Company amended the Credit Facility, as originally executed, to implement certain changes to the aggregate amounts of permitted “Restricted Payments” (as such term is defined in the Credit Facility) such that (a) commencing with the Company’s fiscal year ending on December 31, 2026 and for each fiscal year thereafter, the aggregate Restricted Payments shall not exceed $20.0 million per fiscal year and (b) in respect of Restricted Payments made on and after January 1, 2026, the aggregate Restricted Payments shall not exceed $50.0 million, in each case subject to the satisfaction of applicable conditions set forth in the Credit Facility

Cash proceeds and payment activity relating to the Credit Facility consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Principal payments on term loan	$(10,938)	$(938)

On February 4, 2026 and March 30, 2026, the Company made voluntary prepayments of $5.0 million, respectively, on the outstanding term loan principal balance. The Company also made its scheduled principal payment of $0.9 million on March 31, 2026. The Company’s next scheduled quarterly principal payment is March 31, 2028. The Company is scheduled to repay $5.9 million of principal during fiscal 2028, with the remaining principal payments of $1.9 million and $50.6 million to be paid on March 30, 2029 and April 30, 2029, respectively.

For the term loan, the Company has a choice of interest rates between (a) the Secured Overnight Financing Rate (“SOFR”) and (b) a Base Rate (as defined in the Credit Facility), in each case plus an applicable margin. The applicable margin is based on the Company’s Consolidated Total Leverage Ratio (as defined in the Credit Facility) and whether the Company elects SOFR (ranging from 2.75% to 3.5%) or Base Rate (ranging from 1.75% to 2.5%). The revolving line of credit bears interest on the unused portion of the credit line at rates of 25 to 40 basis points, depending on the Company’s Consolidated Total Leverage Ratio.

For the three months ended March 31, 2026 and 2025, the effective interest rate for the term loan under the Credit Facility was 7.4% and 8.0%, respectively.

The fair value of the term loan under the Credit Facility was $58.9 million (Level 2 inputs) as of March 31, 2026 compared to the carrying value of $56.4 million as of March 31, 2026. The fair value of the Credit Facility was $69.5 million (Level 2 inputs) as of December 31, 2025 compared to the carrying value of $67.2 million as of December 31, 2025.

Under the Credit Facility, the Company has $35.0 million of net available borrowing capacity under the revolving line of credit as of March 31, 2026.

In October 2024, the Company borrowed $15.0 million under the revolving line of credit, which remained outstanding as of March 31, 2025. For the three months ended March 31, 2025, the average interest rate under the revolving line of credit under the Credit Facility was 7.1%. As of December 31, 2025, there were no outstanding borrowings on the revolving line of credit.

Pursuant to a Guaranty and Security Agreement, dated April 30, 2024, among the Credit Parties (as defined in the Credit Facility) and Capital One, National Association, as agent (the “Guaranty and Security Agreement”), the obligations under the Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured, subject to customary permitted liens and exceptions, by a lien on substantially all assets of the Credit Parties.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20.0 million in U.S. cash.

Effective April 30, 2024, the Company’s interest rate swap agreement was amended in connection with the Credit Facility to match the new five-year term. The amended interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The floating rate is reset at each month end and the term of the interest rate swap agreement coincides with that of the Credit Facility. See Note 11 for further information regarding the fair value accounting for the interest rate swap agreement. The modification of the interest rate swap agreement did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Credit Facility:
Interest expense under term loan	$1,068	$1,232
Accretion expense related to discount and issuance costs	162	162
Interest expense under revolving line of credit	—	262
Interest for other items	21	19
	$1,251	$1,675

For the three months ended March 31, 2026, interest expense included an increase related to interest rate swap net payments made for $2 thousand.

For the three months ended March 31, 2025, interest expense included a reduction related to interest rate swap payments received of $0.1 million.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Repurchased

During the three months ended March 31, 2026 and 2025, the Company did not acquire any shares of its Common Stock on the open market.

On September 29, 2025, the Board of Directors authorized an extension to the common stock repurchase program to extend the termination date from June 1, 2026 to June 1, 2029, subject to compliance with the Company’s Credit Facility, provided that all other applicable conditions and legal requirements are satisfied. The Board of Directors had previously authorized a Common Stock repurchase program of up to $50.0 million, of which $36.7 million still remains available as of March 31, 2026.

Stock Plan

The Company’s stock plan consists of the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). On February 12, 2026, pursuant to the “evergreen” provisions of the 2013 Plan, the Board of Directors authorized an increase of approximately 3.7 million shares available for grant under the 2013 Plan.

On February 26, 2026, the Company’s Board of Directors approved the Company’s 2026 Long-Term Incentive Plan (the “2026 LTI Plan”), consisting of awards of performance units (“PSUs”), restricted stock units (“RSUs”) and stock options to purchase shares of the Company’s Common Stock under the terms of the Company’s 2013 Plan, as amended, effective March 2, 2026.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 4, 2025, the Company’s Board of Directors approved the Company’s 2025 Long-Term Incentive Plan (the “2025 LTI Plan”), consisting of awards of PSUs, RSUs and stock options to purchase shares of the Company’s Common Stock under the terms of the Company’s 2013 Plan, as amended, effective March 4, 2025.

For additional information about the 2013 Plan, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K. The information presented below provides an update for activity under the 2013 Plan for the three months ended March 31, 2026.

Performance Units

Under the 2026 LTI Plan, the Company granted PSUs which will be measured over a performance period beginning on January 1, 2026 and ending on December 31, 2026 (the “Performance Period”), but will remain subject to a continued service-based vesting requirement. Half of the PSUs awarded are eligible to vest based on the Company’s achievement against a target adjusted EBITDA goal for fiscal year 2026, and the remaining half of the PSUs awarded will be eligible to vest based on the Company’s achievement against a target total revenue goal for fiscal year 2026. The ultimate number of PSUs that may vest (as calculated, the “Earned PSUs”) range from zero to 200% of the granted PSUs. On March 2, 2026, the Company granted 0.6 million PSUs at a grant price of $3.72.

The Earned PSUs under the March 4, 2025, May 6, 2024 and April 3, 2023 grants were earned at 49%, 28% and 151%, respectively. Under the terms of the 2025, 2024 and 2023 LTI Plans, the Earned PSUs will vest in equal annual installments on the first, second and third anniversaries of the Date of Grant, generally subject to the awardee continuing to be a Service Provider through the applicable vesting date.

The Company recognized compensation expense related to PSUs of $0.4 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the unrecognized expense of $2.3 million net of forfeitures is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 1.9 years.

Restricted Stock Units

For the three months ended March 31, 2026, the Company granted RSUs under the 2013 Plan for an aggregate of approximately 0.6 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $3.78 per share, the aggregate fair value for the shares underlying the RSUs amounted to $2.2 million as of the grant date that will be recognized as compensation cost over the vesting period.

For the three months ended March 31, 2026 and 2025, the Company recognized compensation expense related to RSUs of approximately $1.5 million and $1.4 million, respectively. As of March 31, 2026, the unrecognized expense of $7.8 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.6 years.

Stock Options

For the three months ended March 31, 2026, the Company granted stock options for the purchase of an aggregate of approximately 1.3 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of stock option activity under the 2013 Plan for the three months ended March 31, 2026 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2025	9,420	$4.52	6.6
Granted	1,337	3.79
Exercised	(124)	2.71
Forfeited	(319)	3.13
Expired	(109)	6.42
Outstanding, March 31, 2026 (3)(4)	10,205	4.47	6.9
Vested, March 31, 2026 (3)	5,767	5.38	5.3

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire in years.
(3)As of March 31, 2026, the aggregate intrinsic value of all stock options outstanding was $1.9 million. As of March 31, 2026, there was an aggregate intrinsic value of $0.6 million related to the vested stock options.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.6 million shares as of March 31, 2026.

The aggregate fair value of approximately 1.3 million stock options granted for the three months ended March 31, 2026 amounted to $3.2 million, or $2.43 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair valued derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the three months ended March 31, 2026, the fair value of each stock option grant under the 2013 Plan was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	68%
Dividend yield	0%
Risk-free interest rate	3.7%
Fair value per share of Common Stock on date of grant	$3.79

As of March 31, 2026 and December 31, 2025, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $6.3 million and $4.9 million, respectively. As of March 31, 2026, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.9 years. For the three months ended March 31, 2026 and 2025, the Company recognized compensation expense related to stock options of approximately $0.8 million and $0.9 million, respectively.

Shares Available for Grant

The following table presents activity affecting the total number of shares available for grant under the 2013 Plan for the three months ended March 31, 2026 (in thousands):

Available, December 31, 2025	7,729
Newly authorized by Board of Directors	3,665
Stock options granted	(1,337)
RSUs and PSUs granted	(1,179)
Expired options	109
Forfeited options	319
Forfeited RSUs and PSUs	584
Available, March 31, 2026	9,890

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expense attributable to PSUs, RSUs and stock options is classified as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$467	$524
Sales and marketing	847	926
General and administrative	1,321	1,252
Research and development	26	—
Total	$2,661	$2,702

Warrants

As of March 31, 2026, warrants were outstanding for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. For additional information about these warrants, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K.

NOTE 7 — INCOME TAXES

For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was 41.1% and 56.0%, respectively. The Company’s income tax expense was attributable to the income before income taxes and foreign withholding taxes. The Company has been exploring opportunities to reduce withholding taxes such that its effective tax rate may decrease in future periods. After full utilization of net operating losses, the benefit of foreign tax and other credits would further reduce the Company’s effective tax rate.

The Company did not have any changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended March 31, 2026 and 2025.

For additional information about income taxes, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company’s purchase commitments as of March 31, 2026 are primarily related to agreements to purchase services in the ordinary course of business. As of March 31, 2026, the total minimum purchase obligations totaled $12.9 million. There have been no other material changes outside the normal course of business to the Company’s non-cancellable purchases commitments. For additional information, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended March 31, 2026 and 2025, the Company’s matching contributions to these plans totaled $0.8 million and $0.8 million, respectively.

Oracle PeopleSoft Services Wind Down; July 2025 Rimini II Settlement Agreement with Oracle and Subsequent Stay of Rimini II Litigation

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oracle PeopleSoft Services Wind Down

In July 2024, the Company announced during its fiscal second quarter earnings call that it had unilaterally decided to wind down its offering of support and services for Oracle PeopleSoft software, and the Company repeated this announcement during subsequent earnings calls held in October 2024 and May 2025. At the time of the Company’s initial announcement on July 31, 2024, the annual revenue associated with the Company’s provision of services for Oracle’s PeopleSoft products was approximately $30 million.

The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 3% and 7% of the Company’s total revenue for the three months ended March 31, 2026 and 2025, respectively.

The Rimini II Settlement Agreement

On July 7, 2025 (the “Effective Date”), the Company and Mr. Seth Ravin, the Company’s President, Chief Executive Officer and Chairman of the Board, entered into a confidential settlement agreement (the “Settlement Agreement”) with certain affiliates of Oracle Corporation (together with its subsidiaries individually and collectively “Oracle,” and all signatories to the Settlement Agreement, collectively, the “Parties”). If all Parties complete their agreed upon responsibilities, the Settlement Agreement will allow for the final resolution and ultimate dismissal of Case Number 2:14-cv-01699-MMD-DJA (“Rimini II”) involving the Company, Mr. Ravin and Oracle. The Parties entered into the Settlement Agreement to provide a full, final, complete and global settlement of the subject matter of the Rimini II case.

As of July 18, 2025, the Rimini II case has been stayed and administratively closed by the District Court.

Please refer to Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Form 10-K for the year ended December 31, 2025, for additional information and disclosures regarding the Company’s litigation with Oracle.

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

•During the Wind Down Period, the Parties covenant and agree not to make, initiate, join, take action in connection with, or assert any claim, action, litigation or proceeding of any kind, known or unknown, anywhere in the world against each other during the Wind Down Period based on any claim for conduct at issue in Oracle USA, Inc. v. Rimini, No. 2:10-cv-00106 (D. Nev.) (“Rimini I”) or in the Rimini II case that accrued either (i) before the end of the Wind Down Period, if related to PeopleSoft products, or (ii) before the Settlement Agreement Effective Date, if related to any other Oracle product or service (such agreement and covenant, the “Litigation Standstill”), including any new lawsuits, contempt proceedings, actions to enforce the Rimini I Injunction or the Rimini II Injunction (as defined below), or for discovery. In the event of a breach by any Party that remains uncured after the cure period and leads to the termination of the Settlement Agreement, Oracle may ask the District Court to lift the Litigation Standstill.
•The Rimini I Injunction and the Rimini II Injunction shall remain in effect, and the District Court will retain jurisdiction to enforce them.

“The Rimini I Injunction” refers to a permanent injunction that was entered by the District Court in 2018 in the Rimini I case that remains in effect, defining the manner in which the Company can provide support services for certain Oracle product lines (but not prohibiting Company support of any Oracle products).The Rimini I litigation has run its course through trial and appeals, and there are no current litigation activities.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

“The Rimini II Injunction” refers to the permanent injunction that was entered by the District Court in April 2025 in the Rimini II case, which requires the Company to comply with the Digital Millennium Copyright Act and to refrain from making four statements – none of which are part of the Company’s current marketing.
The Settlement Agreement also contains customary representations, warranties and covenants. The above descriptions of the Settlement Agreement and the Rimini I and Rimini II injunctions do not purport to be complete. Please refer to the Company’s Current Report on Form 8-K filed on July 9, 2025 and the redacted copy of the Settlement Agreement filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2025 for additional information.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages are approximately $9.2 million and $8.2 million as of March 31, 2026 and December 31, 2025, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of March 31, 2026, ASP owned approximately 25.6% of the Company’s issued and outstanding shares of Common Stock.

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

For the three months ended March 31, 2026 and 2025, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income attributable to common stockholders (in thousands, except per share amounts):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2026	2025
Income attributable to common stockholders:
Net income	$1,361	$3,350

	Three Months Ended March 31,
	2026	2025
Weighted average number of shares of Common Stock outstanding:
Basic	91,791	91,240
Stock options	125	14
PSUs	534	558
RSUs	1,468	1,508
Diluted	93,918	93,320
Net income per share attributable to common stockholders:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

The following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
RSUs and PSUs	627	343
Stock options	8,819	9,152
Warrants	3,440	3,440
Total	12,886	12,935

NOTE 11 — FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. Additional information on fair value measurements is included in Note 12 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer.

Investments

All of the Company’s investments as of March 31, 2026 are classified as cash equivalents. The Company holds highly liquid interest-earning investments with maturities of less than three months. The fair values of these investments approximate their carrying values and are considered Level 1 assets.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives

The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes. As discussed in Note 5, the interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of March 31, 2026.

To estimate fair value for the Company's interest rate swap agreement as of March 31, 2026, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be a liability of $0.2 million as of March 31, 2026.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification	March 31, 2026	December 31, 2025
Interest rate swap	Other long-term liabilities	$203	$506
	Accumulated other comprehensive income (loss)	(154)	(457)

		Three Months Ended
		March 31,
Derivative Instrument	Income Statement Classification	2026	2025
Interest rate swap	Interest expense (benefit)	$2	$(62)

NOTE 12 - LEASES

The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon a specified notice period with a penalty. The Company’s leases have various remaining lease terms ranging from approximately three months to approximately nine years.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense related to ROU assets and liabilities	$1,350	$1,191
Other lease expense	177	189
Total lease expense	$1,527	$1,380

Other information related to leases was as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Balance Sheet Information	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, noncurrent	$20,494	$21,371

	March 31, 2026	December 31, 2025
Operating lease liabilities, current	$4,815	$4,984
Operating lease liabilities, noncurrent	17,357	18,843
Total operating lease liabilities	$22,172	$23,827

As of March 31, 2026, the Company has one additional operating lease with a net present value of $2.7 million that will commence in November 2026.

Weighted Average Remaining Lease Term	Years
Operating leases	6.6
Weighted Average Discount Rate
Operating leases	7.5%

Maturities of operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Year Ending March 31,
2027	$4,988
2028	4,260
2029	3,967
2030	2,923
2031	2,117
Thereafter	10,528
Total future undiscounted lease payments	28,783
Less imputed interest	(6,611)
Total	$22,172

For the three months ended March 31, 2026 and 2025, the Company paid $1.6 million and $1.5 million, respectively, for operating lease liabilities.

NOTE 13 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and assess performance. The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated net income, which is identical to the information presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported in the Unaudited Condensed Consolidated Balance Sheets as total assets. Additional information on segment information is included in Note 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2026	2025
Revenue	$105,473	$104,204
Less:
Cost of revenue, adjusted
Employee compensation and benefits (a)	25,407	25,041
Engineering consulting costs	7,597	6,145
Administrative allocations	5,163	4,262
All other costs (b)	4,419	4,558
Total cost of revenue, adjusted	42,586	40,006
Sales and marketing, adjusted (c)	37,789	33,329
General and administrative, adjusted (c)	15,689	15,489
Research and development, adjusted (a)	545	—
Stock-based compensation expense	2,661	2,702
Depreciation and amortization expense	995	930
Reorganization costs	407	462
Litigation costs and related recoveries, net	—	1,925
Interest expense	1,251	1,675
Other (income) expenses, net	1,240	77
Income taxes	949	4,259
Segment net income	1,361	3,350

Reconciliation of profit
Adjustments and reconciling items	—	—
Consolidated net income	$1,361	$3,350

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

Geographic Information

The Company attributes revenues to geographic regions based on the location of its clients. The following table shows revenues by geographic region (in thousands):

	Three Months Ended March 31,
	2026	2025
United States of America	$46,892	$50,095
International	58,581	54,109
Total	$105,473	$104,204

For the three months ended March 31, 2026 and 2025, Japan represented approximately 12% and 10% of total revenue, respectively.

No clients represented more than 10% of revenue for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, no clients accounted for more than 10% of total net accounts receivable.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company tracks its assets by physical location. The following shows the net carrying value of the Company’s property and equipment by geographic region (in thousands):

	March 31, 2026	December 31, 2025
United States of America	$6,277	$6,396
Brazil	2,216	2,326
India	597	592
Rest of World	789	925
Total property and equipment, net	$9,879	$10,239

The operating lease ROU assets by geographic region were as follows (in thousands):

	March 31, 2026	December 31, 2025
India	$14,800	$15,124
United States of America	2,700	2,948
Malaysia	936	1,009
Brazil	914	967
Rest of World	1,144	1,323
Total operating lease right-of-use assets	$20,494	$21,371

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
•the continuing impact of the July 2025 Settlement Agreement, among us, our President, Chief Executive Officer and Chairman of the Board, Mr. Seth Ravin, and certain affiliates of Oracle Corporation relating to the Rimini II litigation and our Wind Down of support services for Oracle PeopleSoft software products;
•our successful completion of the Wind Down by July 31, 2028 to comply with the Settlement Agreement and our expectations as to future period revenue loss and costs incurred related to the Wind Down;
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
•the impact of the debt service obligations and financial and operational covenants under our amended and restated credit agreement dated as of April 30, 2024, as amended (our “Credit Facility”) on our business and related interest rate risk;
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

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes to those statements included in Part I, Item 1 of this Report, and our Audited Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of our 2025 Form 10-K.

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

Rimini Street, Inc. and its subsidiaries (referred to as “Rimini Street”, the “Company”, “we” and “us”) are global providers of end-to-end third-party enterprise software support, managed services and Agentic AI ERP innovation solutions.

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

The Rimini Smart Path methodology applies a portfolio of solutions to transform how businesses support and optimize their software portfolio so they can innovate with new technologies, such as agentic artificial intelligence (AI). It has three steps: Support > Optimize > Innovate. We believe that by following the Rimini Smart Path, IT and business leaders can transform how they support and optimize their enterprise software portfolio to maximize return on their software investments, save on software support costs and improve operational performance. In our experience, these measures unlock the ability to innovate within existing IT budgets, including by investing in AI solutions such as Rimini Agentic UX, which was initially launched in December 2025 in partnership with ServiceNow® as an intelligent user experience layer powered by AI and deployed across existing enterprise software systems for process automation, AI-enabled productivity and enterprise visibility. For more details about the Rimini Smart Path, please see Item 1 “Business” included in Part I of our 2025 Form 10-K.

As of March 31, 2026, we employed over 1,950 professionals and supported over 3,130 active clients globally, including 78 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

Our subscription-based revenue provides a foundation for, and visibility into, future period results. For the three months ended March 31, 2026 and 2025, we generated revenue of $105.5 million and $104.2 million, respectively, representing an increase of 1%. During the three months ended March 31, 2026, we recorded net income of $1.4 million, and as of March 31, 2026, we had an accumulated deficit of $200.0 million. Approximately 44% and 48% of our revenue was generated in the United States for the three months ended March 31, 2026 and 2025, respectively. Approximately 56% and 52% of our revenue was generated in foreign jurisdictions for the three months ended March 31, 2026 and 2025, respectively.

In July 2024, we announced that we would Wind Down services for Oracle PeopleSoft products and began the Wind Down project. The Wind Down includes, but is not limited to, our Rimini Support™, Rimini Manage™ and Rimini Consult™ services for Oracle PeopleSoft products.

On July 7, 2025, we and Mr. Ravin entered into a Settlement Agreement with Oracle Corporation relating to the Rimini II litigation. Under the terms of this agreement, we are required to complete the Wind Down no later than July 31, 2028 (the “Wind Down Period”). As we provide services for Oracle PeopleSoft products to clients globally, the Wind Down process is expected to take place over the Wind Down Period, but both the pace of revenue reduction and the final date that the Company will receive revenue from the discontinued services is unknown as of the date of this Report. We expect significant reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period. Revenue related to providing services for Oracle PeopleSoft products accounted for approximately 3% of revenue for the three months ended March 31, 2026 and approximately 7% of revenue for the three months ended March 31, 2025.

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

Uncertainty regarding changes continuing to be made in laws and regulations by the current U.S. administration, changing interest rates, along with uncertainty about U.S. trade policies, particularly when pertaining to treaties, tariffs and other limitations on international trade, are causing economic and geopolitical uncertainty. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients in non-sanctioned countries globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of the economic disruptions described above had a significant net impact on our revenue or results of operations during the three months ended March 31, 2026.

The extent to which inflation, interest rate changes and continuing global economic and geopolitical uncertainty impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict and that are beyond our control, including continued governmental and business actions in response to increasing global economic and geopolitical uncertainty. As such, the effects of inflation, interest rate changes and other negative impacts on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

Recent Developments

Reference is made to Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of recent developments regarding the first amendment dated March 27, 2026 to our Credit Facility, as originally executed.

Key Business Metrics

Number of clients

Since the founding of our Company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of March 31, 2026 and 2025, we had approximately 3,130 and 3,092 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of March 31, 2026 and 2025, we had approximately 1,572 and 1,575 unique clients, respectively.

The increase in our active client counts is attributable to a combination of new unique client wins as well as to cross-sales of new support, products and services to existing clients. While we saw strong unique client wins throughout the quarter, we did lose some clients with a single product line, which resulted in a decline in our ending unique client count. As noted previously, we intend to focus future growth on both new and existing clients who more broadly adopt our enterprise software products and services.

Annualized recurring revenue

We recognize subscription revenue on a daily basis. We define annualized recurring revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base, assuming no cancellations or price changes occur during that period. Subscription revenue, which excludes any non-recurring revenue, was $100 million, or 95% of total revenue for the three months ended March 31, 2026 and $99 million, or 95% of total revenue for the three months ended March 31, 2025. Excluding subscription revenue from support for Oracle PeopleSoft products, our subscription revenue was $97 million and $92 million as of March 31, 2026 and 2025, respectively.

Our annualized recurring revenue was $401 million and $396 million as of March 31, 2026 and 2025, respectively. Excluding subscription revenue from support for Oracle PeopleSoft products, our annualized subscription revenue was $388 million and $370 million as of March 31, 2026 and 2025, respectively.

Revenue retention rate

A key part of our business model is the recurring nature of our revenue. As a result, it is important that we retain clients after the completion of the non-cancellable portion of the support period. We believe that our revenue retention rate provides insight into the quality of our products and services and the value that our products and services provide to our clients.

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 88% and 88% for the 12 months ended March 31, 2026 and 2025, respectively.

Gross profit margin

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 59.0% and 61.0% for the three months ended March 31, 2026 and 2025, respectively. Our gross profit margin declined for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to increases in engineering consulting costs and allocations of overhead costs.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

Our consolidated statements of operations for the three months ended March 31, 2026 and 2025, are presented below (in thousands):

	Three Months Ended March 31,		Variance
	2026	2025	Amount	Percent
Revenue	$105,473	$104,204	$1,269	1.2%
Cost of revenue:
Employee compensation and benefits	25,874	25,565	309	1.2%
Engineering consulting costs	7,597	6,145	1,452	23.6%
Administrative allocations (1)	5,163	4,262	901	21.1%
All other costs	4,574	4,698	(124)	(2.6)%
Total cost of revenue	43,208	40,670	2,538	6.2%
Gross profit	62,265	63,534	(1,269)	(2.0)%
Gross profit margin	59.0%	61.0%
Operating expenses:
Sales and marketing	38,636	34,255	4,381	12.8%
General and administrative	17,850	17,531	319	1.8%
Reorganization costs	407	462	(55)	(11.9)%
Research and development	571	—	571	N/A
Litigation costs and related recoveries, net	—	1,925	(1,925)	(100.0)%
Total operating expenses	57,464	54,173	3,291	6.1%
Operating income	4,801	9,361	(4,560)	(48.7)%
Non-operating income and (expenses):
Interest expense	(1,251)	(1,675)	424	(25.3)%
Other income (expenses), net	(1,240)	(77)	(1,163)	1,510.4%
Income before income taxes	2,310	7,609	(5,299)	(69.6)%
Income taxes	(949)	(4,259)	3,310	(77.7)%
Net income	$1,361	$3,350	$(1,989)	(59.4)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities which is based on occupancy.

Revenue. Revenue grew from $104.2 million for the three months ended March 31, 2025 to $105.5 million for the three months ended March 31, 2026, an increase of $1.3 million or 1%. The increase in revenue was driven by growth in our subscription revenue of $1.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. On a geographic basis, United States revenue declined from $50.1 million for the three months ended March 31, 2025 to $46.9 million for the three months ended March 31, 2026, a decrease of $3.2 million or 6%. Our international revenue grew from $54.1 million for the three months ended March 31, 2025 to $58.6 million for the three months ended March 31, 2026, an increase of $4.5 million or 8%.

We are required to complete our previously-announced Wind Down of support and services for Oracle PeopleSoft products no later than July 31, 2028. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 3% and 7% of the Company’s total revenue for the three months ended March 31, 2026 and 2025, respectively.

Cost of revenue. Cost of revenue increased from $40.7 million for the three months ended March 31, 2025 to $43.2 million for the three months ended March 31, 2026, an increase of $2.5 million or 6%. The key drivers related to the cost of revenue increase were a $1.5 million increase in engineering consulting costs and a $0.9 million increase in administrative allocations and an increase in employee compensation and benefits of $0.3 million. These items were offset slightly by a $0.1 million decrease in all other costs.

Gross profit. Gross profit decreased from $63.5 million for the three months ended March 31, 2025 to $62.3 million for the three months ended March 31, 2026, a decrease of $1.3 million or 2%. Gross profit margin for the three months ended March 31, 2025 was 61.0% compared to 59.0% for the three months ended March 31, 2026. For the three months ended March 31, 2026, the total cost of revenue increased by 6% compared to an increase in revenue of 1% for the three months ended March 31, 2026. As a result, our gross profit margin declined by 200 basis points period over period. We will continue to monitor and manage our overall gross margin as we enter and invest in a broader mix of products and services.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 37% and 33% for the three months ended March 31, 2026 and 2025, respectively. In dollar terms, sales and marketing expenses increased from $34.3 million for the three months ended March 31, 2025 to $38.6 million for the three months ended March 31, 2026, an increase of $4.4 million or 13%. This increase was primarily due to the following; (i) a $1.5 million increase in employee compensation and benefits, (ii) a $1.2 million increase related to marketing programs and promotions, (iii) a $1.0 million increase in allocated costs, (iv) a $0.3 million increase in travel costs and (v) a $0.4 million increase in contract labor and all other costs. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

We expect to incur higher sales and marketing expenses associated with supporting the growth of our business as we continue to bring to market our new solutions and partnerships.

General and administrative expenses. General and administrative expenses increased from $17.5 million for the three months ended March 31, 2025 to $17.9 million for the three months ended March 31, 2026, an increase of $0.3 million or 2%. This increase was due to an increase in employee compensation and benefits of $1.6 million and an increase in computer and software licenses of $0.7 million. The unfavorable variances were offset primarily by an increased benefit of administrative allocation expenses of $1.9 million.

Reorganization costs. Reorganization costs decreased from $0.5 million for the three months ended March 31, 2025 to $0.4 million for the three months ended March 31, 2026. The costs were primarily related to severance costs associated with our reorganization plan. We may incur additional reorganization costs during 2026 as we continue to optimize our cost structure in areas where opportunities exist to streamline our operations.

Research and development expenses. In 2026, we made a strategic decision to utilize key personnel and resources to focus on research and development in regard to existing products as well as to develop new products for our technology solutions. Research and development expenses were $0.6 million for the three months ended March 31, 2026.

Litigation costs and related recoveries, net. Litigation costs and related recoveries, net consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	Variance
Professional fees and other costs of litigation	$—	$1,925	$(1,925)
Litigation costs and related recoveries, net	$—	$1,925	$(1,925)

Professional fees and other costs associated with litigation decreased from $1.9 million for the three months ended March 31, 2025 to none for the three months ended March 31, 2026, a decrease of $1.9 million. Please refer to Note 8 to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, for additional information regarding our litigation with Oracle.

Interest expense. Interest expense decreased from $1.7 million for the three months ended March 31, 2025 to $1.3 million for the three months ended March 31, 2026. Interest expense declined due to several reasons. To begin with, we had no borrowings under the revolving line of credit during the three months ended March 31, 2026 compared to borrowing $15.0 million during the three months ended March 31, 2025. As result, the interest expense incurred under the revolving line of credit declined $0.3 million during the three months ended March 31, 2026. In addition, the effective interest rate for the term loan was 7.4% for the three months ended March 31, 2026 compared to 8.0% for the three months ended March 31, 2025 as the SOFR was approximately 60 bps lower during three months ended March 31, 2026 compared to the three months ended March 31, 2025. Also, we made principal prepayments of $5.0 million on February 4, 2026 and $5.0 million on March 30, 2026 which impacted the interest expense incurred.

Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended March 31, 2026, net other expense of approximately $1.2 million was comprised of foreign exchange losses of $1.7 million and other expenses of $0.2 million, which were offset by other income from cash and cash equivalent of $0.6 million. For the three months ended March 31, 2025, net other expense of approximately $0.1 million was comprised primarily of foreign exchange losses of $0.5 million and other expenses of $0.1 million, which were offset by interest income from cash and cash equivalents of $0.6 million.

Income taxes. We had an income tax expense of $4.3 million for the three months ended March 31, 2025 compared to $0.9 million for the three months ended March 31, 2026. For the three months ended March 31, 2026, the primary reason for the change in income taxes was due to a decrease of income before taxes of $5.3 million in the current year period compared to the prior year period.

Liquidity and Capital Resources

Overview

As of March 31, 2026, our primary source of cash is collections from client billings. Other customary sources of cash have historically included proceeds from interest income earned on cash and cash equivalents and short-term investments, sales and maturities of short-term investments and proceeds from our Credit Facility. Our primary uses of cash are general business expenses, capital expenditures and repayments of borrowings on our Credit Facility. Other customary uses of cash have included purchases of short-term investments and our stock repurchase program, from time to time.

As of March 31, 2026, we had a working capital deficit of $50.3 million and an accumulated deficit of $200.0 million. For the three months ended March 31, 2026, we recorded net income of $1.4 million. As of March 31, 2026, we had available cash, cash equivalents and restricted cash of $133.3 million.

Credit Facility

In April 2024, we refinanced our $90 million five-year term loan, which had an outstanding principal balance of $70.9 million, with our Credit Facility, a five-year senior secured credit facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. As of March 31, 2026, we had outstanding term loan borrowings of $58.4 million and no borrowings on the revolving line of credit under our Credit Facility. During the three months ended March 31, 2026, we made principal payments of $5.0 million, $5.0 million and $0.9 million on February 4, 2026, March 30, 2026 and March 31, 2026, respectively. Our next scheduled principal payment is not until March 31, 2028, though we will evaluate whether additional principal prepayments will be made prior to that date. We are scheduled to pay $5.9 million of principal during fiscal 2028, with the remaining principal payments of $1.9 million and $50.6 million to be paid on March 30, 2029 and April 30, 2029, respectively.

We have a choice of interest rates under the Credit Facility between (a) SOFR and (b) Base Rate, in each case plus an applicable margin. The applicable margin is based on our Consolidated Total Leverage Ratio (as defined in the Credit Facility) and whether we elect SOFR (ranging from 2.75% to 3.50%) or a Base Rate (ranging from 1.75% to 2.5%). Interest on the unused portion of the revolving credit line is at rates of between 25 to 40 basis points, depending on our Consolidated Total Leverage Ratio.

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20.0 million in U.S. cash. We believe that we are in compliance with these financial covenants for the three months ended March 31, 2026.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our Credit Facility, including the first amendment dated March 27, 2026 thereto.

A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $257.4 million that is included in current liabilities as of March 31, 2026. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to clients are currently limited to approximately 41% of the related deferred revenue based on our gross profit percentage of 59% for the three months ended March 31, 2026.

For the next year, assuming that our operations are not significantly impacted by inflation, continued interest rate changes, other global economic or geopolitical uncertainties, or the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, we believe that cash and cash equivalents of $132.2 million as of March 31, 2026, plus future cash flows from operating activities and our Credit Facility, will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, research and development efforts, and the introduction of new and enhanced services offerings. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. In the long term, we may choose to seek additional debt or equity financing to support these capital requirements. In an economic downturn, however, we may be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$24,523	$33,708
Investing activities	(648)	(895)
Financing activities	(10,601)	(1,026)
Effect of foreign currency on cash	(1,059)	2,768
Net change in cash, cash equivalents and restricted cash	$12,215	$34,555

Cash Flows From Operating Activities

Our primary source of operating cash is collections from client billings. A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. Our primary uses of operating cash are for employee-related expenditures, outsourced labor, marketing activities, computer supplies, software and licenses, litigation and leased facilities. For the three months ended March 31, 2026 and March 31, 2025, cash flow provided by operating activities amounted to $24.5 million and $33.7 million, respectively.

For the three months ended March 31, 2026, cash flows provided by operating activities of $24.5 million consisted of net income of $1.4 million adjusted for non-cash expenses, net of $3.7 million, and favorable changes in operating assets and liabilities, net of $19.4 million. The favorable changes in operating assets and liabilities were driven primarily by a decrease in accounts receivable as we collected $138.1 million during the three months ended March 31, 2026 which was offset by billings, net of $95.3 million during the same period. Offsetting this favorable change was a decrease in deferred revenue as we recognized $10.2 million more in revenue than we billed, and a decrease in accrued compensation as we paid bonuses and commissions from the prior year.

For the three months ended March 31, 2025, cash flows provided by operating activities of $33.7 million consisted of net income of $3.4 million adjusted for non-cash expenses, net of $7.4 million, and favorable changes in operating assets and liabilities, net of $22.9 million. The favorable changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable as we collected $134.3 million during the three months ended March 31, 2025, which was offset by billings, net of $79.4 million during the same period. Offsetting this favorable change was a decrease in deferred revenue as we recognized $24.8 million more in revenue than we billed during the three months ended March 31, 2025.

Cash Flows From Investing Activities

For the three months ended March 31, 2026, cash flows used in investing activities of $0.6 million were driven by capital expenditures for computer equipment as we continued to invest in our business infrastructure and geographic locations, primarily in the U.S. and India.

For the three months ended March 31, 2025, cash flows used in investing activities of $0.9 million were primarily driven by capital expenditures for leasehold improvements, software development costs, and computer equipment, primarily in Brazil, Korea and the U.S.

Cash Flows From Financing Activities

For the three months ended March 31, 2026, cash utilized in financing activities of $10.6 million was attributable to principal payments related to the Credit Facility term loan offset, in part, by proceeds from stock option exercises.

For the three months ended March 31, 2025, cash utilized in financing activities of $1.0 million was attributable to principal payments related to the Credit Facility term loan and finance lease payments offset, in part, by proceeds from stock option exercises.

Effect of Foreign Currency Translation and Foreign Subsidiaries

The effect of foreign currency translation changes was unfavorable for $1.1 million and favorable for $2.8 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the unfavorable foreign currency impact was related to the local currencies in our foreign subsidiaries, such as Japan, strengthening against the U.S. Dollar. As of March 31, 2026, we had cash and cash equivalents of $63.8 million held by our foreign subsidiaries.

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

We describe our significant accounting policies in Note 2 to our Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of our 2025 Form 10-K, and we discuss our critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in Part II, Item 7 of our 2025 Form 10-K. Since the filing of our 2025 Form 10-K, there have been no material changes in our critical accounting policies and estimates from those disclosed therein.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Australian Dollar, Brazilian Real, British Pound Sterling, Euro, Indian Rupee and Japanese Yen. For the three months ended March 31, 2026 and 2025, we generated approximately 56% and 52% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we evaluate the costs and benefits of entering into future hedge transaction for currencies other than the U.S. Dollar.

As of March 31, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $0.4 million in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $6.9 million in our Unaudited Condensed Consolidated Statement of Cash Flows.

Interest Rate Risk

Risk with Respect to Investments

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

Variable Rate Debt

In 2024, we refinanced our $90 million five-year term loan with our Credit Facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. For the term loan, we have a choice of interest rates between (a) SOFR and (b) a Base Rate (as defined in our Credit Facility), in each case plus an applicable margin.

Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of March 31, 2026, we had $58.4 million outstanding debt under the Credit Facility and no borrowings under the revolving line of credit. As of March 31, 2026, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.6 million in annual interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.
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

In connection with the preparation of this Report, as of March 31, 2026, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, they concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect our company and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

Risks Related to the Operation of Our Business
•The loss or disability of one or more key employees could harm our business.
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
•Interruptions or performance problems with technologies and services from third parties that we use to operate critical functions of our business, including any deficiencies associated with AI technologies incorporated by us in our services offerings or used by us, could harm our business.
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
•Any uncured, material breach by us of our 2025 Settlement Agreement with Oracle could result in future adverse outcomes in litigation currently subject to a judicial stay and/or litigation standstill, which could have a material adverse effect on our business and financial results.
•Our history of litigation with Oracle may continue to present challenges to our business for the unforeseeable future.
•Oracle could pursue new litigation against us.

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
•Our Credit Facility imposes operating and financial restrictions on us.
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

We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. Our revenue increased from $104.2 million for the three months ended March 31, 2025 to $105.5 million for the three months ended March 31, 2026, representing a period over period increase of 1.2%. We believe our revenue growth depends on a number of factors, including our ability to:

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

We may not be successful in implementing our Agentic AI ERP and other product development initiatives. Further, incorporating AI technologies into our products and services or using AI technologies in our operations may result in operational, legal, regulatory, ethical and other challenges, which could adversely affect our business, reputation or financial results.

We have recently made and expect to continue to make investments, in collaboration with our strategic partners, to integrate agentic AI into our products and services and to update our Solutions Portfolio to enable our clients to leverage agentic AI and other product development initiatives across their ERP software suites for insights, digital experiences and applications. Agentic AI may become a more prominent component of our Solutions Portfolio over time. Our ongoing efforts to promote our Agentic AI ERP and other product development initiatives may not be successful, and our competitors or other third parties may incorporate agentic and other AI technologies into their offerings more successfully than we do and achieve greater and faster adoption, which could impair our ability to compete effectively and adversely affect our business and financial results. AI technology is evolving quickly. To remain competitive, we must make significant investments to continue to successfully incorporate and leverage this technology into our products and services. Our ability to incorporate AI technology into our products depends on the availability, performance and pricing of third-party hardware and software equipment and technical infrastructure, as well as maintaining strategic partnerships with multiple third-party service providers and platforms. Our competitors or other third parties may incorporate AI into their products more quickly or successfully than us. They may also have or in the future obtain rights that would prevent, limit or interfere with our ability to incorporate AI into our products and services. For these reasons, among others, we may not be able to compete effectively in the evolving market for AI solutions, including the evolving market for Agentic AI ERP.

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

The introduction of AI technologies, particularly agentic AI, into our internal corporate operations and into our offerings may result in new or expanded risks and liabilities, due to enhanced regulatory scrutiny, litigation, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, employing AI technologies can cause unintended consequences and errors, which could harm our reputation and expose us to liability. If the content, analyses, or recommendations that AI technologies assist in producing are, or are alleged to be, inaccurate, misleading, biased or otherwise flawed, any of which may not be detectable by us, our business and reputation may be adversely affected. Use of AI technologies, and the evolving legal and regulatory framework for AI, could impact our ability to protect our data and intellectual property, as well as client information, and could expose us to intellectual property or other claims by third parties and increased cybersecurity risks or failure to protect confidential information, which may expose us to risks associated with data rights.

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

Risks Related to the Operation of Our Business

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

Interruptions or performance problems with technologies and services from third parties that we use to operate critical functions of our business, including any deficiencies associated with AI technologies incorporated by us in our services offerings or used by us, could harm our business.

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

Our 2025 Settlement Agreement with Oracle requires us to complete the Wind Down of our provision of support and services for Oracle PeopleSoft software no later than July 31, 2028 (the “Wind Down Period”). The Wind Down includes, but is not limited to, our Rimini Support, Rimini Manage and Rimini Consult services for Oracle PeopleSoft products. As we provide services for Oracle PeopleSoft products to clients globally, both the pace of revenue reduction during the Wind Down process and the final date that we will receive revenue from the discontinued services are unknown as of the date of this Report. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 3% and 7% of total revenue for the three months ended March 31, 2026 and 2025, respectively. We expect continued reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period.

As part of the Wind Down, depending upon the terms of individual client service contracts and our clients’ willingness to negotiate with us, we may be required to pay refunds of a portion of subscription revenue attributable to services that had not been performed as of the date of contract termination and/or pay buy-out or similar inducement fees to facilitate the early termination of certain of our existing contracts to provide services for Oracle PeopleSoft products. We may also offer to assist our clients with transitioning from PeopleSoft to other enterprise software providers with which we maintain a strategic partnership at no or reduced cost to such clients. Further, as a result of the Wind Down, clients for which we provide support and/or services in addition to support and services for Oracle PeopleSoft products may choose not to renew the contracts for these unrelated support and/or services. Finally, as a result of the Wind Down, certain of our prospective and existing clients may be subject to additional negative communications from software vendors and other third-party providers of enterprise software support services, both in regard to the past and inactive litigation and the Wind Down process, which may result in a failure to renew the support and/or services performed by us or to engage us.

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

While we currently believe our cash on hand, accounts receivable, contractually committed backlog and borrowing capacity under our Credit Facility provide us with liquidity to cover the costs related to the Wind Down, we cannot assure our liquidity will be sufficient.

Any uncured, material breach by us of our 2025 Settlement Agreement with Oracle could result in future adverse outcomes in litigation currently subject to a judicial stay and/or litigation standstill, which could have a material adverse effect on our business and financial results.

Our July 2025 Settlement Agreement with Oracle requires us to complete the Wind Down of our provision of support and services for Oracle PeopleSoft software no later than by the end of the Wind Down Period, as well as to comply with other customary covenants, as further described in Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report. If there is an uncured material breach of any term of the Settlement Agreement on the part of us and/or Mr. Ravin, Oracle may terminate the Settlement Agreement and seek leave of the District Court to lift the current stay of the Rimini II litigation. If this occurs, no assurance is or can be given that the District Court will rule in a manner that is favorable to us on any issues related to the Rimini II litigation that may be reconsidered in the remand proceeding following the lifting of the stay, including any future award of attorneys’ fees and costs to Oracle. Further, no assurance is or can be given that the District Court will not award attorneys’ fees to Oracle following the conclusion of any such remand proceedings and, if so awarded, that the attorneys’ fees awarded are not in excess of the amount previously awarded to Oracle by the District Court following the issuance of its initial findings of fact and conclusions of law in the Rimini II litigation.

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

Our history of litigation with Oracle may continue to present challenges to our business for the unforeseeable future.

We have experienced challenges to our business as a result of our history of litigation with Oracle. Many existing and prospective clients previously expressed concerns regarding the litigation and, in some cases, received various negative communications by Oracle in connection with the litigation. We have experienced, and may continue to experience in the future, volatility and slowness in acquiring new clients, as well as clients not renewing their agreements with us, due to the history of litigation or as a result of the Wind Down process described above. Certain of our prospective and existing clients may be subject to additional negative communications from software vendors or from other third-party providers of enterprise software support services, both in regard to the history of litigation and the Wind Down process, which may result in a failure to renew agreements for our services or to engage us. We have taken steps in the past to minimize disruptions to our existing and prospective clients regarding the litigation. In certain cases, we have agreed to pay damages to our clients if we are no longer able to provide services to these clients, and/or provide certain termination rights if any outcome of litigation (including settlement) results in our inability to continue providing any of the paid-for services, which, in certain cases, includes clients subject to the Wind Down process. We cannot provide assurances that we will continue to overcome the challenges we faced as a result of the history of litigation with Oracle and potentially will face as a result of the Wind Down process and continue to renew existing clients or secure new clients.

Oracle could pursue new litigation against us.

We can provide no assurance that Oracle will not pursue new litigation against us. Such litigation could be costly, distract our management team from running our business and reduce client interest and our sales revenue.

Risks Related to General Economic Conditions and Our Financial Performance

Economic uncertainties and adverse changes in the general economy or in the industries in which our clients operate may result in increased costs of operations, disproportionately affect the demand for our products and services and could negatively impact our results of operations.

General worldwide economic conditions and markets continue to experience volatility, and uncertainty remains widespread. An uncertain economic environment, as well as shifts in immigration regulation and access to work visas, may increase our and our clients’ cost of labor due to higher wages, as well as result in higher financing costs and/or higher supplier prices for both us and our clients. We and our clients may find it difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our clients or prospective clients to further reduce their IT budgets. Although we are generally a lower cost provider of such services than enterprise software vendors, this trend could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new client acquisition and loss of clients. Furthermore, our clients may face cash flow constraints, gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact client renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth. Moreover, multiple events, including tariffs, changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions, geopolitical developments, including the conflict between the U.S. and Iran, the economic disruption caused by continued political instability in the Middle East, related international tensions or the perception of potential conflicts between the U.S. and other nations, tensions regarding U.S. foreign policy in Latin America, the Russian invasion of Ukraine and recent political and trade turmoil with China and other nations, have increased levels of political and economic unpredictability globally, and may continue to increase the volatility of global financial markets and global and regional economies.

Our failure to generate significant capital through our operations or raise additional capital necessary to fund and expand our operations, invest in new services and products and service our debt could reduce our ability to compete and could harm our business.

We may need to incur additional debt under our Credit Facility and/or raise additional capital beyond what is available under our Credit Facility if we cannot fund future growth or service our debt through our operating cash flows. Should this occur, we may not be able to obtain additional debt or additional equity financing on favorable terms, if at all, which could harm our business, results of operations and financial condition. We are also subject to certain restrictions for future financings as discussed in the risk factor “The terms of our Credit Facility impose operating and financial restrictions on us.” If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of our Common Stock could decline. If we engage in additional debt financings, the holders of the debt securities or lenders would have priority over the holders of our Common Stock. We may also be required to accept terms that further restrict our ability to incur additional indebtedness, take other actions that would adversely impact the short-term price of our Common Stock, or force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition and reduce the value of our Common Stock.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets as well as other intellectual and proprietary rights. Companies in the software industry are often required to defend against claims and litigation alleging infringement or other violations of intellectual property rights. Our past and inactive litigation with Oracle relates in part to copyright infringement claims and, from time to time, we may receive threatening letters or notices alleging infringement or may be the subject of claims that our services and underlying technology infringe or violate the intellectual property rights of others. Further, while we prohibit the use of certain emerging technologies by our employees unless incorporated into one of our product or service offerings or approved in accordance with internal policies, incorporating AI technologies, in our product and service offerings or the authorized or unauthorized use of AI technologies by our employees may result in allegations or claims against us related to violations of third-party intellectual property rights, unauthorized access to or use of proprietary information and/or failure to comply with the terms of third-party licensing agreements. Any such allegation, whether innocent or intentional, can adversely impact marketing, sales and our reputation.

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

◦In the EU, data protection laws, such as GDPR, are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. GDPR imposes robust obligations upon covered companies, including heightened notice and consent requirements, greater rights of data subjects (e.g., the “right to be forgotten”), increased accountability measures, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines for non-compliance. Serious breaches of GDPR (and similar data protection regulations in the United Kingdom) may result in monetary penalties of up to €20 million (or £17.5 million in the UK) or 4% of worldwide annual revenue, whichever is greater, for violations. In addition to GDPR, other European legislative proposals and current laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing, with an increased focus on online behavioral advertising.

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

We have United States federal and state net operating loss carryforwards due to prior period losses, which could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. Reference is made to Note 8 to our Consolidated Financial Statements for the year ended December 31, 2025 included in Part II, Item 8 of the 2025 Form 10-K for a discussion of income taxes.

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

Our implementation of selected ESG activities and our reporting on ESG matters presents numerous operational, financial, legal, reputational and other risks, many of which are outside of our control, and all of which could have a material negative impact on our business. Companies have recently faced attention from various stakeholders and regulators, both in the U.S. and internationally, relating to ESG matters, including environmental stewardship, social responsibility and inclusion. Failure to satisfy our stakeholders with regard to ESG matters could negatively impact our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner. Unfavorable ESG ratings may lead to negative investor sentiment towards us, which could have a negative impact on our stock price. Further, evolving U.S. federal laws regarding ESG matters may be inconsistent with stakeholder positions on such matters, and we may experience conflicts between actual or proposed governmental regulations and stakeholder expectations.

Risks Related to Our Indebtedness, Securities and Corporate Governance

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On March 31, 2026, our outstanding indebtedness under our Credit Facility totaled $57.6 million. We may incur substantial additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

Our Credit Facility imposes operating and financial restrictions on us.

Our Credit Facility contains certain restrictions and covenants that limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our Credit Facility. Our Credit Facility may limit our ability to engage in these transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Further, we are required under our Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of March 31, 2026 and on the date of filing this Report, we were in compliance with these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral securing the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

As a result of market interest rate fluctuations, interest rates under our Credit Facility or other variable rate indebtedness we may incur in the future could be higher or lower than current levels. As interest rates increase, our debt service obligations under our Credit Facility may increase even though the amounts borrowed remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We have entered into an interest rate swap agreement that involves the exchange of floating for fixed rate interest payments to partially reduce interest rate volatility under our Credit Facility. However, we currently do not maintain interest rate swap agreements with respect to our variable rate indebtedness, and any interest rate swap agreements we enter into in the future may not fully mitigate our interest rate risk.

Our Credit Facility gives us a choice of interest rates between (a) SOFR and (b) a Base Rate, in each case plus an applicable margin and as further defined in the Credit Facility. The applicable margin is based on our Consolidated Total Leverage Ratio (as defined in the Credit Facility) and whether we elect SOFR (ranging from 2.75 to 3.50%) or Base Rate (ranging from 1.75 to 2.50%). SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. As such, SOFR is observed and backward looking. In the long term, transitioning to SOFR could result in an increase in the cost of our variable rate indebtedness, which could have a material adverse impact on our business, financial condition and results of operations.

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

Based on the number of shares of Common Stock outstanding as of March 31, 2026, two of our stockholders have aggregate voting power of approximately 37.7% of our outstanding capital stock. As of March 31, 2026, (i) approximately 25.6% of our outstanding stock is held by entities affiliated with Adams Street Partners LLC and (ii) approximately 12.1% of our outstanding stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 40.0% as of March 31, 2026. As other institutional investors hold more than 5% of outstanding stock as of March 31, 2026, a small number of stockholders comprise a majority of our outstanding stock.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program through June 2029. During the three months ended March 31, 2026, we did not acquire any shares of Common Stock. Repurchases pursuant to our stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of shares repurchased depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases made after December 31, 2022, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases of Common Stock that occurred during the three months ended March 31, 2026.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below:

The Company’s RSU and PSU notice and award agreements provide that, upon the settlement of awards subject to such agreements, such number of shares of Company Common Stock as the Company determines appropriate to satisfy associated minimum statutory tax withholding obligations shall automatically be sold on the awardee’s behalf, with the sale proceeds remitted to the appropriate taxing authorities. This provision may constitute a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K). Certain of our executive officers have also elected to automatically sell such number of shares of Company Common Stock as to generate cash proceeds in excess of the amount needed to satisfy associated minimum statutory tax withholding obligations (at an identified rate) upon settlement of future RSU and/or PSU awards, with all sale proceeds remitted to appropriate taxing authorities.

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Certificate of Amendment Dated June 6, 2024 to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	June 7, 2024
3.3*	Amended and Restated Bylaws of the Registrant	10-Q	001-37397	3.2	November 1, 2023
10.1*	Amendment No. 1 dated March 27, 2026 to that certain Amended and Restated Credit Agreement dated as of April 30, 2024, by and among Rimini Street, Inc., as borrower, the lenders party thereto and Capital One, National Association, as a lender, swing lender and agent for all lenders	8-K	001-37397	10.1	April 1, 2026
31.1†	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2†	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1**	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
* Previously filed and incorporated herein by reference.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: April 30, 2026	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: April 30, 2026	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)