Form 10-Q
period 2026-06-30
Rimini Street, Inc.
filed 2026-07-30
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended June 30, 2026

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
Yes ☐ No ☑
The registrant had approximately 93,356,000 shares of its $0.0001 par value Common Stock outstanding as of July 28, 2026.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$123,441	$119,974
Restricted cash, current	342	341
Accounts receivable, net of allowance of $1,802 and $1,443, respectively	91,760	136,866
Deferred contract costs, current	17,579	17,734
Prepaid expenses and other	29,141	25,447
Total current assets	262,263	300,362
Long-term assets:
Restricted cash, noncurrent	784	785
Property and equipment, net of accumulated depreciation and amortization of $24,606 and $23,822, respectively	9,615	10,239
Operating lease right-of-use assets	19,695	21,371
Deferred contract costs, noncurrent	24,064	24,436
Deposits and other	8,717	8,379
Deferred income taxes, net	59,114	57,540
Total assets	$384,252	$423,112
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$—	$4,031
Accounts payable	4,577	5,752
Accrued compensation, benefits and commissions	36,851	39,609
Other accrued liabilities	23,466	24,307
Operating lease liabilities, current	4,355	4,984
Deferred revenue, current	243,059	268,717
Total current liabilities	312,308	347,400
Long-term liabilities:
Long-term debt, net of current maturities	46,575	63,156
Deferred revenue, noncurrent	24,072	18,824
Operating lease liabilities, noncurrent	16,600	18,843
Other long-term liabilities	1,365	1,918
Total liabilities	400,920	450,141
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock) no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 93,336 and 91,603 shares, respectively	9	9
Additional paid-in capital	186,907	181,075
Accumulated other comprehensive loss	(4,843)	(5,613)
Accumulated deficit	(197,625)	(201,384)
Treasury stock, at cost; 137 and 137 shares, respectively	(1,116)	(1,116)
Total stockholders' deficit	(16,668)	(27,029)
Total liabilities and stockholders' deficit	$384,252	$423,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$111,075	$104,114	$216,548	$208,318
Cost of revenue	43,378	41,261	86,586	81,931
Gross profit	67,697	62,853	129,962	126,387
Operating expenses:
Sales and marketing	42,743	38,020	81,379	72,275
General and administrative	17,301	16,845	35,151	34,376
Research and development	1,114	—	1,685	—
Reorganization costs	166	722	573	1,184
Litigation costs and related recoveries:
Litigation settlement	—	(36,196)	—	(36,196)
Professional fees and other costs of litigation	—	2,264	—	4,189
Litigation costs and related recoveries, net	—	(33,932)	—	(32,007)
Total operating expenses	61,324	21,655	118,788	75,828
Operating income	6,373	41,198	11,174	50,559
Non-operating income and (expenses):
Interest expense	(1,130)	(1,629)	(2,381)	(3,304)
Other income (expenses), net	(284)	1,232	(1,524)	1,155
Income before income taxes	4,959	40,801	7,269	48,410
Income taxes	(2,561)	(10,543)	(3,510)	(14,802)
Net income	2,398	30,258	3,759	33,608
Other comprehensive income
Foreign currency translation gain (loss)	134	2,230	(188)	2,904
Derivative instrument and other adjustments, net of tax	532	(703)	958	(1,686)
Comprehensive income	$3,064	$31,785	$4,529	$34,826

Net income per share attributable to common stockholders:
Basic	$0.03	$0.33	$0.04	$0.37
Diluted	$0.03	$0.32	$0.04	$0.36
Weighted average number of shares of Common Stock outstanding:
Basic	92,931	92,127	92,364	91,686
Diluted	94,833	94,120	94,398	93,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock, Shares
Beginning of period	92,133	91,351	91,603	91,120
Exercise of stock options for cash	64	1	188	3
Restricted and performance stock units vested	1,139	1,152	1,545	1,381
End of period	93,336	92,504	93,336	92,504

Total Stockholders' Deficit, beginning of period	$(22,566)	$(63,696)	$(27,029)	$(69,445)
Common Stock, Amount
Beginning of period	9	9	9	9
Exercise of stock options for cash	—	—	—	—
Restricted and performance stock units vested	—	—	—	—
End of period	9	9	9	9
Additional Paid-in Capital
Beginning of period	184,073	180,241	181,075	177,533
Stock based compensation expense	2,660	2,873	5,321	5,575
Exercise of stock options for cash	174	3	511	9
Restricted and performance stock units vested	—	—	—	—
End of period	186,907	183,117	186,907	183,117
Accumulated Other Comprehensive Loss
Beginning of period	(5,509)	(7,698)	(5,613)	(7,389)
Other comprehensive income	666	1,527	770	1,218
End of period	(4,843)	(6,171)	(4,843)	(6,171)
Accumulated Deficit
Beginning of period	(200,023)	(235,132)	(201,384)	(238,482)
Net income	2,398	30,258	3,759	33,608
End of period	(197,625)	(204,874)	(197,625)	(204,874)
Treasury Stock	(1,116)	(1,116)	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(16,668)	$(29,035)	$(16,668)	$(29,035)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,759	$33,608
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,321	5,575
Depreciation and amortization	1,999	1,789
Accretion and amortization of debt discount and issuance costs	326	326
Deferred income taxes	(1,654)	10,628
Amortization and accretion related to operating right of use assets	2,678	2,421
Other	37	—
Changes in operating assets and liabilities:
Accounts receivable, net	37,337	31,080
Prepaid expenses, deposits and other	(2,226)	(42,620)
Deferred contract costs	527	2,362
Accounts payable	(1,147)	675
Accrued compensation and other accruals	(8,649)	(6,602)
Deferred revenue	(15,432)	(23,305)
Net cash provided by operating activities	22,876	15,937
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,378)	(2,661)
Net cash used in investing activities	(1,378)	(2,661)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line of credit borrowings	—	(5,000)
Principal payments on term loan borrowings	(20,938)	(1,875)
Principal payments on capital leases	—	(191)
Proceeds from exercise of employee stock options	511	9
Net cash used in financing activities	(20,427)	(7,057)
Effect of foreign currency translation changes	2,396	7,046
Net change in cash, cash equivalents and restricted cash	3,467	13,265
Cash, cash equivalents and restricted cash at beginning of period	121,100	89,222
Cash, cash equivalents and restricted cash at end of period	$124,567	$102,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,997	$2,995
Cash paid for income taxes	2,164	1,900
Cash paid for withholding taxes	2,749	2,144

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

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2025 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2026, and operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2026.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of June 30, 2026, the Company’s current liabilities exceeded its current assets by $50.0 million, and the Company recorded net income of $2.4 million for the three months ended June 30, 2026. As of June 30, 2026, the Company had available cash and cash equivalents of $123.4 million. As of June 30, 2026, the Company’s current liabilities included $243.1 million of deferred revenue whereby the costs of fulfilling the Company’s commitments to provide services to its clients was approximately 39% of the related deferred revenue for the three months ended June 30, 2026.

On April 30, 2024, the Company refinanced its $90 million five-year term loan into a new five-year term loan of $75 million (as amended by Amendment No. 1 thereto dated March 27, 2026, the “Credit Facility”). On June 25, 2026, March 30, 2026, and February 4, 2026, the Company made voluntary prepayments of $10.0 million, $5.0 million and $5.0 million, respectively, on the outstanding term loan principal balance under the Credit Facility. The Company also made its scheduled principal payment of $0.9 million on March 31, 2026. As a result, the Company’s next scheduled principal payment is not due until April 30, 2029. See Note 5 for further information regarding the Company’s Credit Facility, including the first amendment thereto dated March 27, 2026.

Additionally, the Company is obligated to make operating lease payments that are due within the next 12 months in the aggregate amount of $3.4 million. During the three months ended June 30, 2026, the global economy continued to experience changing interest rates, geopolitical conflicts, global supply chain issues, a rise in energy prices and the continuing effects of fiscal and monetary policies adopted by governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 8, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

In 2026, the Company made a strategic decision to utilize key personnel and resources to focus on research and development in regard to existing products as well as to develop new products for its technology solutions.

Research and development expenses include payroll and other related employee benefit costs associated with product solutions, as well as any third-party development costs utilized to conduct research and development. Such costs related to software solutions development are included in research and development expense until the point that technological feasibility is met, which allows for our software solutions to be released into service for our clients. As technological feasibility is reached, these costs will be capitalized and amortized as part of cost of revenue. As of June 30, 2026, no costs have been capitalized.

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

Risks and Uncertainties

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents with a single financial institution for an aggregate of $79.2 million and $45.3 million, respectively. In addition, as of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents with three other single financial institutions of $27.8 million and $54.6 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had restricted cash of $1.1 million and $1.1 million, respectively. The Company has never experienced any losses related to these balances.

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

Recent Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," and in January 2025, the

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is continuing to assess the impact of the adoption of these standards on the financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 modernizes the accounting for internal-use software by removing the stage-based model and introducing a principles-based framework for capitalization. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is continuing to assess the impact of the adoption of this standard on the Consolidated Financial Statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” ASU 2025-09 provides targeted improvements to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is continuing to assess the impact of the adoption of this standard on the Consolidated Financial Statements and related disclosures.

The Company believes that no other recently issued accounting standards will have a material impact on the Consolidated Financial Statements.

NOTE 3 - DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred contract costs, current and noncurrent, as of the beginning of period	$41,657	$37,130	$42,170	$39,160
Capitalized commissions during the period	4,996	4,331	9,457	7,024
Amortized deferred contract costs during the period	(5,010)	(4,663)	(9,984)	(9,386)
Deferred contract costs, current and noncurrent, as of the end of period	$41,643	$36,798	$41,643	$36,798

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred revenue, current and noncurrent, as of the beginning of period	$277,329	$256,423	$287,541	$281,197
Billings, net	100,877	110,636	196,138	190,066
Revenue recognized	(111,075)	(104,114)	(216,548)	(208,318)
Deferred revenue, current and noncurrent, as of the end of period	$267,131	$262,945	$267,131	$262,945

The Company typically invoices its customers at the start of the support period, in annual and multi-year installments. When revenue recognized on a contract exceeds billings, the Company records a contract asset. As of June 30, 2026 and December 31, 2025, contract assets amounted to $0.5 million and $1.9 million, respectively, and are included in prepaid expenses and other on the condensed consolidated balance sheets. Deferred revenue is a contract liability that consists of billings issued that are non-cancellable in advance of revenue recognition. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of June 30, 2026, remaining performance obligations amounted to $636.9 million, of which $267.1 million was billed and recorded as deferred revenue.

The Company expects to recognize revenue on approximately $243.1 million of deferred revenue over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$20,234	$15,436
Foreign tax refunds receivable	4,109	3,238
Deposits	1,443	1,608
Contract assets	500	1,922
Other	2,855	3,243
Total prepaid expenses and other current assets	$29,141	$25,447

Other Accrued Liabilities, including Accrued Reorganization Costs

Other accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued sales and other taxes	$7,395	$7,868
Accrued professional fees	4,765	4,014
Income taxes payable	2,673	1,996
Accrued litigation costs	520	543
Accrued reorganization costs	—	2,521
Other accrued expenses	8,113	7,365
Total other accrued liabilities	$23,466	$24,307

The reorganization activity was primarily comprised of severance costs, and consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accrued reorganization costs, as of the beginning of period	$436	$259	$2,521	$1,052
Charges	166	722	573	1,184
Cash payments	(602)	(266)	(3,092)	(1,521)
Foreign currency impact	—	2	(2)	2
Accrued reorganization costs, as of the end of period	$—	$717	$—	$717

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company’s balance sheets and consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Term Loan	$46,575	$67,187
Less current maturities	—	(4,031)
Long-term debt, net of current maturities	$46,575	$63,156

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

Cash proceeds and payment activity relating to the Credit Facility consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Principal payments on revolving line of credit	$—	$(5,000)	$—	$(5,000)
Principal payments on term loan	(10,000)	(937)	(20,938)	(1,875)
Net cash activity relating to debt	$(10,000)	$(5,937)	$(20,938)	$(6,875)

On June 25, 2026, March 30, 2026 and February 4, 2026, the Company made voluntary prepayments of $10.0 million, $5.0 million and $5.0 million, respectively, on the outstanding term loan principal balance. The Company also made its scheduled principal payment of $0.9 million on March 31, 2026. The Company’s next scheduled principal payment of $48.4 million is due on April 30, 2029.

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

For the three months ended June 30, 2026 and 2025, the effective interest rate for the term loan under the Credit Facility was 7.6% and 8.1%, respectively. For the six months ended June 30, 2026 and 2025, the effective interest rate for the term loan under the Credit Facility was 7.5% and 8.0%, respectively.

The fair value of the term loan under the Credit Facility was $48.8 million (Level 2 inputs) as of June 30, 2026 compared to the carrying value of $46.6 million as of June 30, 2026. The fair value of the Credit Facility was $69.5 million (Level 2 inputs) as of December 31, 2025 compared to the carrying value of $67.2 million as of December 31, 2025.

Under the Credit Facility, the Company has $35.0 million of net available borrowing capacity under the revolving line of credit as of June 30, 2026, as there have been no borrowings during the three and six months ended June 30, 2026. In addition, there were no borrowings on the revolving line of credit as of December 31, 2025.

In October 2024, the Company borrowed $15.0 million under the revolving line of credit. For the three months ended June 30, 2025, the Company reduced the amount borrowed under the revolving line of credit by $5.0 million, resulting in a net principal balance outstanding of $10 million as of June 30, 2025. As such, the Company had $25 million in net available borrowings under the revolving line of credit as of June 30, 2025. For the three and six months ended June 30, 2025, the average interest rate under the revolving line of credit under the Credit Facility was 7.1% and 7.1%, respectively.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a Guaranty and Security Agreement, dated April 30, 2024, among the Credit Parties (as defined in the Credit Facility) and Capital One, National Association, as agent, the obligations under the Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured, subject to customary permitted liens and exceptions, by a lien on substantially all assets of the Credit Parties.

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

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Credit Facility:
Interest expense under term loan	$940	$1,226	$2,007	$2,458
Accretion expense related to discount and issuance costs	164	164	326	326
Interest expense under revolving line of credit	—	216	—	478
Interest for other items	26	23	48	42
	$1,130	$1,629	$2,381	$3,304

For the three and six months ended June 30, 2026, interest expense included an increase related to interest rate swap net payments made for $6 thousand and $9 thousand, respectively.

For the three and six months ended June 30, 2025, interest expense included a reduction related to interest rate swap payments received of $0.1 million and $0.1 million, respectively.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Repurchased

During the three and six months ended June 30, 2026 and 2025, the Company did not acquire any shares of its Common Stock on the open market.

On September 29, 2025, the Board of Directors authorized an extension to the Common Stock repurchase program to extend the termination date from June 1, 2026 to June 1, 2029, subject to compliance with the Company’s Credit Facility, provided that all other applicable conditions and legal requirements are satisfied. The Board of Directors had previously authorized a Common Stock repurchase program of up to $50.0 million, of which $36.7 million still remains available as of June 30, 2026.

Stock Plan

The Company’s stock plan consists of the 2013 Equity Incentive Plan, as amended and restated in July 2017 (the “2013 Plan”). On February 12, 2026, pursuant to the “evergreen” provisions of the 2013 Plan, the Board of Directors authorized an increase of approximately 3.7 million shares available for grant under the 2013 Plan.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For additional information about the 2013 Plan, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K. The information presented below provides an update for activity under the 2013 Plan for the three and six months ended June 30, 2026.

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

The Company recognized compensation expense related to PSUs of approximately $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized compensation expense related to PSUs of approximately $0.6 million and $0.8 million, respectively. As of June 30, 2026, the unrecognized expense of $1.3 million net of forfeitures is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 2.3 years.

Restricted Stock Units

For the six months ended June 30, 2026, the Company granted RSUs under the 2013 Plan for an aggregate of approximately 0.9 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $3.87 per share, the aggregate fair value for the shares underlying the RSUs amounted to $3.4 million as of the grant date that will be recognized as compensation cost over the vesting period.

The Company recognized compensation expense related to RSUs of approximately $1.5 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized compensation expense related to RSUs of approximately $3.0 million and $2.9 million, respectively. As of June 30, 2026, the unrecognized expense of $7.6 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.6 years.

Stock Options

For the six months ended June 30, 2026, the Company granted stock options for the purchase of an aggregate of approximately 1.6 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of stock option activity under the 2013 Plan for the six months ended June 30, 2026 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2025	9,420	$4.52	6.6
Granted	1,616	3.82
Exercised	(188)	2.71
Forfeited	(355)	3.24
Expired	(333)	6.12
Outstanding, June 30, 2026 (3)(4)	10,160	4.44	6.8
Vested, June 30, 2026 (3)	6,035	5.20	5.4

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire in years.
(3)As of June 30, 2026, the aggregate intrinsic value of all stock options outstanding was $6.4 million. As of June 30, 2026, there was an aggregate intrinsic value of $2.5 million related to the vested stock options.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.5 million shares as of June 30, 2026.

The aggregate fair value of approximately 1.6 million stock options granted for the six months ended June 30, 2026 amounted to $3.9 million, or $2.44 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair value derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the six months ended June 30, 2026, the fair value of each stock option grant under the 2013 Plan was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	68%
Dividend yield	0%
Risk-free interest rate	3.8%
Fair value per share of Common Stock on date of grant	$3.82

As of June 30, 2026 and December 31, 2025, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $6.0 million and $4.9 million, respectively. As of June 30, 2026, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.9 years. The Company recognized compensation expense related to stock options of approximately $0.9 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized compensation expense related to stock options of approximately $1.7 million and $1.8 million, respectively.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares Available for Grant

The following table presents activity affecting the total number of shares available for grant under the 2013 Plan for the six months ended June 30, 2026 (in thousands):

Available, December 31, 2025	7,729
Newly authorized by Board of Directors	3,665
Stock options granted	(1,616)
RSUs and PSUs granted	(1,479)
Expired options	333
Forfeited options	355
Forfeited RSUs and PSUs	612
Available, June 30, 2026	9,599

Stock-Based Compensation Expense

Stock-based compensation expense attributable to PSUs, RSUs and stock options is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$443	$490	$910	$1,014
Sales and marketing	1,023	1,028	1,870	1,954
General and administrative	1,165	1,355	2,486	2,607
Research and development	29	—	55	—
Total	$2,660	$2,873	$5,321	$5,575

Warrants

In October 2017, we issued warrants for an aggregate of 3.4 million shares of Common Stock exercisable at $5.64 per share. These warrants expired unexercised on June 24, 2026, and no warrants for shares of Common Stock remain outstanding. For additional information about these warrants, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K.

NOTE 7 — INCOME TAXES

For the three months ended June 30, 2026 and 2025, the Company’s effective tax rate was 51.6% and 25.8%, respectively. For the six months ended June 30, 2026 and 2025, the Company’s effective tax rate was 48.3% and 30.6%, respectively. The Company’s income tax expense was attributable to income before income taxes and foreign withholding taxes. The Company continues to explore opportunities to reduce withholding taxes such that its effective tax rate may decrease in future periods. After full utilization of net operating losses, the benefit of foreign tax and other credits would further reduce the Company’s effective tax rate.

The Company did not have any changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended June 30, 2026 and 2025.

For additional information about income taxes, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company’s purchase commitments as of June 30, 2026 are primarily related to agreements to purchase services in the ordinary course of business. As of June 30, 2026, the total minimum purchase obligations totaled $12.6 million. There have been no other material changes outside the normal course of business to the Company’s non-cancellable purchases commitments. For additional information, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended June 30, 2026 and 2025, the Company’s matching contributions to these plans totaled $0.8 million and $0.8 million, respectively. For the six months ended June 30, 2026 and 2025, the Company’s matching contributions to these plans totaled $1.7 million and $1.6 million, respectively.

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

The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 3% and 6% of the Company’s total revenue for the six months ended June 30, 2026 and 2025, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

“The Rimini I Injunction” refers to a permanent injunction that was entered by the District Court in 2018 in the Rimini I case that remains in effect, defining the manner in which the Company can provide support services for certain Oracle product lines (but not prohibiting Company support of any Oracle products). The Rimini I litigation has run its course through trial and appeals, and there are no current litigation activities.

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages are approximately $7.8 million and $8.2 million as of June 30, 2026 and December 31, 2025, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of June 30, 2026, ASP owned approximately 25.2% of the Company’s issued and outstanding shares of Common Stock.

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

For the three and six months ended June 30, 2026 and 2025, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income attributable to common stockholders:
Net income	$2,398	$30,258	$3,759	$33,608

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average number of shares of Common Stock outstanding:
Basic	92,931	92,127	92,364	91,686
Stock options	318	28	179	18
PSUs	198	357	367	452
RSUs	1,386	1,608	1,488	1,596
Diluted	94,833	94,120	94,398	93,752
Net income per share attributable to common stockholders:
Basic	$0.03	$0.33	$0.04	$0.37
Diluted	$0.03	$0.32	$0.04	$0.36

The following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs and PSUs	442	111	521	469
Stock options	7,198	9,066	8,345	9,215
Warrants	3,289	3,440	3,364	3,440
Total	10,929	12,617	12,230	13,124

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

Investments

All of the Company’s investments as of June 30, 2026 are classified as cash equivalents. The Company holds highly liquid interest-earning investments with maturities of less than three months. The fair values of these investments approximate their carrying values and are considered Level 1 assets.

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

Derivatives

The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes. As discussed in Note 5, the interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of June 30, 2026.

To estimate fair value for the Company's interest rate swap agreement as of June 30, 2026, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $0.2 million as of June 30, 2026.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification	June 30, 2026	December 31, 2025
Interest rate swap	Deposits and other	$222	$—
	Other long-term liabilities	—	506
	Accumulated other comprehensive income (loss)	208	(457)

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Income Statement Classification	2026	2025	2026	2025
Interest rate swap	Interest expense (benefit)	$6	$(62)	$9	$(124)

NOTE 12 - LEASES

The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon a specified notice period with a penalty. The Company’s leases have various remaining lease terms ranging from approximately seven months to approximately nine years.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense related to ROU assets and liabilities	$1,329	$1,230	$2,678	$2,421
Other lease expense	245	296	422	485
Total lease expense	$1,574	$1,526	$3,100	$2,906

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	June 30, 2026	December 31, 2025
Operating lease right-of-use assets, noncurrent	$19,695	$21,371

	June 30, 2026	December 31, 2025
Operating lease liabilities, current	$4,355	$4,984
Operating lease liabilities, noncurrent	16,600	18,843
Total operating lease liabilities	$20,955	$23,827

As of June 30, 2026, the Company has four additional operating leases with an aggregate net present value of $4.6 million that will commence between July 2026 and November 2026.

Weighted Average Remaining Lease Term	Years
Operating leases	6.5
Weighted Average Discount Rate
Operating leases	7.4%

Maturities of operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Year Ending June 30,
2027	$3,407
2028	4,288
2029	3,967
2030	2,922
2031	2,103
Thereafter	10,443
Total future undiscounted lease payments	27,130
Less imputed interest	(6,175)
Total	$20,955

For the three months ended June 30, 2026 and 2025, the Company paid $1.6 million and $1.5 million, respectively, for operating lease liabilities. For the six months ended June 30, 2026 and 2025, the Company paid $3.2 million and $3.0 million, respectively, for operating lease liabilities.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$111,075	$104,114	$216,548	$208,318
Less:
Cost of revenue, adjusted
Employee compensation and benefits (a)	24,638	25,084	50,045	50,125
Engineering consulting costs	7,950	6,609	15,547	12,754
Administrative allocations	4,897	4,273	10,060	8,535
All other costs (b)	5,295	4,667	9,714	9,225
Total cost of revenue, adjusted	42,780	40,633	85,366	80,639
Sales and marketing, adjusted (c)	41,719	36,992	79,508	70,321
General and administrative, adjusted (c)	15,288	14,770	30,977	30,258
Research and development, adjusted (a)	1,085	—	1,630	—
Stock-based compensation expense	2,660	2,873	5,321	5,575
Depreciation and amortization expense	1,004	858	1,999	1,789
Reorganization costs	166	722	573	1,184
Litigation costs and related recoveries, net	—	(33,932)	—	(32,007)
Interest expense	1,130	1,629	2,381	3,304
Other (income) expenses, net	284	(1,232)	1,524	(1,155)
Income taxes	2,561	10,543	3,510	14,802
Segment net income	2,398	30,258	3,759	33,608

Reconciliation of profit
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$2,398	$30,258	$3,759	$33,608

(a) Adjusted to exclude stock-based compensation expense.
(b) Adjusted to exclude depreciation and amortization expense.
(c) Adjusted to exclude stock-based compensation expense as well as depreciation and amortization expense.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The Company attributes revenues to geographic regions based on the location of its clients. The following table shows revenues by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States of America	$48,361	$49,163	$95,253	$99,258
International	62,714	54,951	121,295	109,060
Total	$111,075	$104,114	$216,548	$208,318

For the three months ended June 30, 2026 and 2025, Japan represented approximately 11% and 12% of total revenue, respectively. For the six months ended June 30, 2026 and 2025, Japan represented approximately 11% and 11% of total revenue, respectively.

No clients represented more than 10% of revenue for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, no clients accounted for more than 10% of total net accounts receivable.

The Company tracks its assets by physical location. The following shows the net carrying value of the Company’s property and equipment by geographic region (in thousands):

	June 30, 2026	December 31, 2025
United States of America	$6,388	$6,396
Brazil	2,058	2,326
India	464	592
Rest of World	705	925
Total property and equipment, net	$9,615	$10,239

The operating lease ROU assets by geographic region were as follows (in thousands):

	June 30, 2026	December 31, 2025
India	$14,475	$15,124
United States of America	2,395	2,948
Brazil	861	967
Malaysia	852	1,009
Rest of World	1,112	1,323
Total operating lease right-of-use assets	$19,695	$21,371

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
•risks relating to sales of our products and services to governmental entities;
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
•our ability to generate cash flows from operations to help fund increased investment in our growth initiatives and the sufficiency of our cash and cash equivalents to meet our liquidity requirements;
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

As our reputation for technical capability, value, ingenuity, responsiveness and reliability has grown over the past twenty years, clients and prospects have asked us to expand the scope of our support, product and service offerings to meet other current and evolving needs and opportunities related to their enterprise software. As a result, we began expanding our solutions portfolio (our “Solutions Portfolio”) to provide a wider array of support for enterprise software – including an expanded list of supported software through our Rimini Custom program; managed services for Workday®, Dayforce® and ServiceNow®; and new solutions for security, interoperability, observability and consulting.

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

The Rimini Smart Path methodology applies a portfolio of solutions to transform how businesses support and optimize their software portfolio so they can innovate with new technologies, such as agentic artificial intelligence (AI). It has three steps: Support > Optimize > Innovate. We believe that by following the Rimini Smart Path, IT and business leaders can transform how they support and optimize their enterprise software portfolio to maximize return on their software investments, save on software support costs and improve operational performance. In our experience, these measures unlock the ability to innovate within existing IT budgets, including by investing in AI solutions such as Rimini Agentic UX™, which was initially launched in December 2025 in partnership with ServiceNow® as an intelligent user experience layer powered by AI and deployed across existing enterprise software systems for process automation, AI-enabled productivity and enterprise visibility. For more details about the Rimini Smart Path, please see Item 1 “Business” included in Part I of our 2025 Form 10-K.

As of June 30, 2026, we employed over 1,980 professionals and supported 3,132 active clients globally, including 78 Fortune 500 companies and 20 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

Our subscription-based revenue provides a foundation for, and visibility into, future period results. For the three months ended June 30, 2026 and 2025, we generated revenue of $111.1 million and $104.1 million, respectively, representing an increase of 7%. During the three months ended June 30, 2026, we recorded net income of $2.4 million, and as of June 30, 2026, we had an accumulated deficit of $197.6 million. Approximately 44% and 47% of our revenue was generated in the United States for the three months ended June 30, 2026 and 2025, respectively. Approximately 56% and 53% of our revenue was generated in foreign jurisdictions for the three months ended June 30, 2026 and 2025, respectively.

In July 2024, we announced that we would Wind Down services for Oracle PeopleSoft products and began the Wind Down project. The Wind Down includes, but is not limited to, our Rimini Support™, Rimini Manage™ and Rimini Consult™ services for Oracle PeopleSoft products.

On July 7, 2025, we and Mr. Ravin entered into a Settlement Agreement with Oracle Corporation relating to the Rimini II litigation. Under the terms of this agreement, we are required to complete the Wind Down no later than July 31, 2028 (the “Wind Down Period”). As we provide services for Oracle PeopleSoft products to clients globally, the Wind Down process is expected to take place over the Wind Down Period, but both the pace of revenue reduction and the final date that the Company will receive revenue from the discontinued services is unknown as of the date of this Report. We expect significant reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period. Revenue related to providing services for Oracle PeopleSoft products accounted for approximately 3% and 6% of revenue for the six months ended June 30, 2026 and 2025, respectively.

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

Uncertainty regarding changes continuing to be made in laws and regulations by the current U.S. administration, changing interest rates, along with uncertainty about U.S. trade policies, particularly when pertaining to treaties, tariffs and other limitations on international trade, are causing economic and geopolitical uncertainty. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients in non-sanctioned countries globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of the economic disruptions described above had a significant net impact on our revenue or results of operations during the three and six months ended June 30, 2026.

The extent to which inflation, interest rate changes and continuing global economic and geopolitical uncertainty will impact our business going forward, however, will depend on numerous evolving factors we cannot reliably predict and that are beyond our control, including continued governmental and business actions in response to increasing global economic and geopolitical uncertainty. As such, the effects of inflation, interest rate changes and other negative impacts on the global economy may not be fully reflected in our financial results until future periods. Refer to “Risk Factors” (Part II, Item 1A of this Report) for a discussion of these factors and other risks.

Key Business Metrics

Number of clients

Since the founding of our Company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of June 30, 2026 and 2025, we had 3,132 and 3,060 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of June 30, 2026 and 2025, we had 1,569 and 1,553 unique clients, respectively.

The increase in both our active and unique client counts is attributable to a combination of new unique client wins as well as to cross-sales of new support, products and services to existing clients. As noted previously, we intend to focus future growth on both new and existing clients who more broadly adopt our enterprise software products and services.
Annualized recurring revenue

We recognize subscription revenue on a daily basis. We define annualized recurring revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base, assuming no cancellations or price changes occur during that period. Subscription revenue, which excludes any non-recurring revenue, was $103 million, or 93% of total revenue, for the three months ended June 30, 2026 and $99 million, or 95% of total revenue for the three months ended June 30, 2025. Excluding subscription revenue from support for Oracle PeopleSoft products, our subscription revenue was $100 million and $93 million for the three months ended June 30, 2026 and 2025, respectively.

Our annualized recurring revenue was $413 million and $394 million as of June 30, 2026 and 2025, respectively. Excluding subscription revenue from support for Oracle PeopleSoft products, our annualized subscription revenue was $401 million and $371 million as of June 30, 2026 and 2025, respectively.

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

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 90% and 90% for the 12 months ended June 30, 2026 and 2025, respectively.

Gross profit margin

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 60.9% and 60.4% for the three months ended June 30, 2026 and 2025, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

Our consolidated statements of operations for the three months ended June 30, 2026 and 2025, are presented below (in thousands):

	Three Months Ended June 30,		Variance
	2026	2025	Amount	Percent
Revenue	$111,075	$104,114	$6,961	6.7%
Cost of revenue:
Employee compensation and benefits	25,081	25,574	(493)	(1.9)%
Engineering consulting costs	7,950	6,609	1,341	20.3%
Administrative allocations (1)	4,897	4,273	624	14.6%
All other costs	5,450	4,805	645	13.4%
Total cost of revenue	43,378	41,261	2,117	5.1%
Gross profit	67,697	62,853	4,844	7.7%
Gross profit margin	60.9%	60.4%
Operating expenses:
Sales and marketing	42,743	38,020	4,723	12.4%
General and administrative	17,301	16,845	456	2.7%
Research and development	1,114	—	1,114	N/A
Reorganization costs	166	722	(556)	(77.0)%
Litigation costs and related recoveries, net	—	(33,932)	33,932	(100.0)%
Total operating expenses	61,324	21,655	39,669	183.2%
Operating income	6,373	41,198	(34,825)	(84.5)%
Non-operating income and (expenses):
Interest expense	(1,130)	(1,629)	499	(30.6)%
Other income (expenses), net	(284)	1,232	(1,516)	(123.1)%
Income before income taxes	4,959	40,801	(35,842)	(87.8)%
Income taxes	(2,561)	(10,543)	7,982	(75.7)%
Net income	$2,398	$30,258	$(27,860)	(92.1)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities, which is based on occupancy.

Revenue. Revenue grew from $104.1 million for the three months ended June 30, 2025 to $111.1 million for the three months ended June 30, 2026, an increase of $7.0 million or 7%. The increase in revenue was driven primarily by growth in our subscription revenue of $4.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Excluding revenue for Oracle’s PeopleSoft software products, adjusted revenue increased by 10% for the three months ended June 30, 2026.

On a geographic basis, United States revenue declined from $49.2 million for the three months ended June 30, 2025 to $48.4 million for the three months ended June 30, 2026, a decrease of $0.8 million or 2%. Excluding revenue for Oracle’s PeopleSoft software products, U.S. revenue increased 3%. Our international revenue grew from $55.0 million for the three months ended June 30, 2025 to $62.7 million for the three months ended June 30, 2026, an increase of $7.8 million or 14%. Excluding revenue for Oracle’s PeopleSoft software products, international revenue increased 16%.

Presented below is a reconciliation of actual reported revenue to adjusted revenue, which excludes PeopleSoft revenue (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	As Reported	Less PeopleSoft	Adjusted Revenue	As Reported	Less PeopleSoft	Adjusted Revenue	Reported Variance	Adjusted Variance
U.S.	$48,361	$2,056	$46,305	$49,163	$4,269	$44,894	(2)%	3%
International	62,714	1,004	61,710	54,951	1,660	53,291	14%	16%
Total	$111,075	$3,060	$108,015	$104,114	$5,929	$98,185	7%	10%

We are required to complete our previously-announced Wind Down of support and services for Oracle PeopleSoft products no later than July 31, 2028. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 3% and 6% of the Company’s total revenue for the three months ended June 30, 2026 and 2025, respectively.

Cost of revenue. Cost of revenue increased from $41.3 million for the three months ended June 30, 2025 to $43.4 million for the three months ended June 30, 2026, an increase of $2.1 million or 5%. The key drivers related to the cost of revenue increase were a $1.3 million increase in engineering consulting costs, a $0.6 million increase in administrative allocations and a $0.6 million increase in all other costs. These items were slightly offset by a decrease in employee compensation and benefits of $0.5 million.

Gross profit. Gross profit grew from $62.9 million for the three months ended June 30, 2025 to $67.7 million for the three months ended June 30, 2026, an increase of $4.8 million or 8%. Gross profit margin for the three months ended June 30, 2025 was 60.4% compared to 60.9% for the three months ended June 30, 2026. For the three months ended June 30, 2026, the total cost of revenue increased by 5% compared to an increase in revenue of 7% for the three months ended June 30, 2026. As a result, our gross profit margin improved by 50 basis points period over period. We will continue to monitor and manage our overall gross margin as we enter and invest in a broader mix of products and services.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 38% and 37% for the three months ended June 30, 2026 and 2025, respectively. In dollar terms, sales and marketing expenses increased from $38.0 million for the three months ended June 30, 2025 to $42.7 million for the three months ended June 30, 2026, an increase of $4.7 million or 12%. This increase was primarily due to the following: (i) a $1.8 million increase in employee compensation and benefits, (ii) a $1.1 million increase in travel costs, (iii) a $1.1 million increase related to marketing programs and promotions and (iv) a $0.9 million increase in allocated costs. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

We expect to incur higher sales and marketing expenses associated with supporting the growth of our business as we continue to bring to market our new solutions and partnerships.

General and administrative expenses. General and administrative expenses increased from $16.8 million for the three months ended June 30, 2025 to $17.3 million for the three months ended June 30, 2026, an increase of $0.5 million or 3%. This increase was generally due to the following: (i) an increase in employee compensation and benefits of $0.3 million, (ii) an increase in computer and software licenses of $0.6 million, (iii) an increase in professional services of $0.3 million and (iv) an increase of other costs of approximately $1.0 million. The unfavorable variances were offset primarily by an increased benefit of administrative allocation expenses of $1.6 million.

Research and development expenses. In 2026, we made a strategic decision to utilize key personnel and resources to focus on research and development in regard to existing products as well as to develop new products for our technology solutions. Our primary development strategy is to incorporate Agentic AI solutions to extend the life cycle of existing highly customizable ERP systems by automating and organizing business processes for enhanced flexibility, scalability and integration. Research and development expenses were $1.1 million for the three months ended June 30, 2026.

Reorganization costs. Reorganization costs decreased from $0.7 million for the three months ended June 30, 2025 to $0.2 million for the three months ended June 30, 2026. The costs were primarily related to severance costs associated with our reorganization plan. We may incur additional reorganization costs during the second half of 2026 as we continue to optimize our cost structure in areas where opportunities exist to streamline our operations.

Litigation costs and related recoveries, net. Litigation costs and related recoveries, net consist of the following (in thousands):

	Three Months Ended June 30,
	2026	2025	Variance
Litigation settlement	$—	$(36,196)	$36,196
Professional fees and other costs of litigation	—	2,264	(2,264)
Litigation costs and related recoveries, net	$—	$(33,932)	$33,932

On July 9, 2025, in accordance with the terms of the Settlement Agreement, we received from Oracle approximately $37.9 million of the $58.7 million in attorneys’ fees and costs that we previously paid to Oracle in late 2024. As a result, we recognized the loss recovery as litigation settlement income of $36.2 million and interest income of $1.7 million for the three months ended June 30, 2025.

Professional fees and other costs associated with the above litigation decreased from $2.3 million for the three months ended June 30, 2025 to none for the three months ended June 30, 2026. Please refer to Note 8 to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, for additional information regarding our litigation with Oracle.

Interest expense. Interest expense decreased from $1.6 million for the three months ended June 30, 2025 to $1.1 million for the three months ended June 30, 2026. Interest expense declined due to multiple reasons. First, we had no borrowings under the revolving line of credit during the three months ended June 30, 2026 compared to an average principal balance of $12.0 million during the three months ended June 30, 2025. As result, the interest expense incurred under the revolving line of credit declined $0.2 million during the three months ended June 30, 2026. Second, we made voluntary prepayments of $10.0 million, $5.0 million and $5.0 million on the outstanding term loan principal balance on June 25, 2026, March 30, 2026 and February 4, 2026, respectively. These payments resulted in a reduction of the outstanding average principal balance for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, which helped to reduce the interest expense by $0.3 million.

Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended June 30, 2026, net other expense of approximately $0.3 million was comprised of foreign exchange losses of $1.1 million and other expenses of $0.1 million, which were offset by interest income from cash and cash equivalents of $0.9 million. For the three months ended June 30, 2025, net other income of approximately $1.2 million was comprised primarily of interest income from cash and cash equivalents of $2.6 million, which was offset by foreign exchange losses of $1.2 million and other expenses of $0.1 million.

Income taxes. We had an income tax expense of $10.5 million for the three months ended June 30, 2025 compared to $2.6 million for the three months ended June 30, 2026. For the three months ended June 30, 2026, the primary reason for the change in income taxes was due to a decrease of income before taxes of $35.8 million in the current year period compared to the prior year period.

Comparison of Six Months Ended June 30, 2026 and 2025

Our consolidated statements of operations for the six months ended June 30, 2026 and 2025, are presented below (in thousands):

	Six Months Ended June 30,		Variance
	2026	2025	Amount	Percent
Revenue	$216,548	$208,318	$8,230	4.0%
Cost of revenue:
Employee compensation and benefits	50,955	51,139	(184)	(0.4)%
Engineering consulting costs	15,547	12,754	2,793	21.9%
Administrative allocations (1)	10,060	8,535	1,525	17.9%
All other costs	10,024	9,503	521	5.5%
Total cost of revenue	86,586	81,931	4,655	5.7%
Gross profit	129,962	126,387	3,575	2.8%
Gross profit margin	60.0%	60.7%
Operating expenses:
Sales and marketing	81,379	72,275	9,104	12.6%
General and administrative	35,151	34,376	775	2.3%
Research and development	1,685	—	1,685	N/A
Reorganization costs	573	1,184	(611)	(51.6)%
Litigation costs and related recoveries, net	—	(32,007)	32,007	(100.0)%
Total operating expenses	118,788	75,828	42,960	56.7%
Operating income	11,174	50,559	(39,385)	(77.9)%
Non-operating income and (expenses):
Interest expense	(2,381)	(3,304)	923	(27.9)%
Other income (expenses), net	(1,524)	1,155	(2,679)	(231.9)%
Income before income taxes	7,269	48,410	(41,141)	(85.0)%
Income taxes	(3,510)	(14,802)	11,292	(76.3)%
Net income	$3,759	$33,608	$(29,849)	(88.8)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount, except for facilities, which is based on occupancy.

Revenue. Revenue grew from $208.3 million for the six months ended June 30, 2025 to $216.5 million for the six months ended June 30, 2026, an increase of $8.2 million or 4%. The increase in revenue was driven primarily by growth in our subscription revenue of $5.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Excluding revenue for Oracle’s PeopleSoft software products, adjusted revenue increased by 8% for the six months ended June 30, 2026.

On a geographic basis, United States revenue declined from $99.3 million for the six months ended June 30, 2025 to $95.3 million for the six months ended June 30, 2026, a decrease of $4.0 million or 4%. Excluding revenue for Oracle’s PeopleSoft software products, U.S. revenue increased by 1% for the six months ended June 30, 2026. Our international revenue grew from $109.1 million for the six months ended June 30, 2025 to $121.3 million for the six months ended June 30, 2026, an increase of $12.2 million or 11%. Excluding revenue for Oracle’s PeopleSoft software products, international revenue increased by 13% for the six months ended June 30, 2026.

Presented below is a reconciliation of actual reported revenue to adjusted revenue, which excludes PeopleSoft revenue (in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	As Reported	Less PeopleSoft	Adjusted Revenue	As Reported	Less PeopleSoft	Adjusted Revenue	Reported Variance	Adjusted Variance
U.S.	$95,253	$4,281	$90,972	$99,258	$9,541	$89,717	(4)%	1%
International	121,295	2,014	119,281	109,060	3,364	105,696	11%	13%
Total	$216,548	$6,295	$210,253	$208,318	$12,905	$195,413	4%	8%

We are required to complete our previously-announced Wind Down of support and services for Oracle PeopleSoft products no later than July 31, 2028. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 3% and 6% of the Company’s total revenue for the six months ended June 30, 2026 and 2025, respectively.

Cost of revenue. Cost of revenue increased from $81.9 million for the six months ended June 30, 2025 to $86.6 million for the six months ended June 30, 2026, an increase of $4.7 million or 6%. The key drivers related to the cost of revenue increase were a $2.8 million increase in engineering consulting costs, a $1.5 million increase in administrative allocations, and a $0.5 million increase in all other costs. These unfavorable variances were slightly offset by a decrease in employee compensation and benefits of $0.2 million.

Gross profit. Gross profit increased from $126.4 million for the six months ended June 30, 2025 to $130.0 million for the six months ended June 30, 2026, an increase of $3.6 million or 3%. Gross profit margin for the six months ended June 30, 2025 was 60.7% compared to 60.0% for the six months ended June 30, 2026. For the six months ended June 30, 2026, the total cost of revenue increased by 6% compared to an increase in revenue of 4% for the six months ended June 30, 2026. As a result, our gross profit margin declined by 70 basis points period over period. We will continue to monitor and manage our overall gross margin as we enter and invest in a broader mix of products and services.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 38% and 35% for the six months ended June 30, 2026 and 2025, respectively. In dollar terms, sales and marketing expenses increased from $72.3 million for the six months ended June 30, 2025 to $81.4 million for the six months ended June 30, 2026, an increase of $9.1 million or 13%. This increase was primarily due to the following; (i) a $3.3 million increase in employee compensation and benefits, (ii) a $2.4 million increase related to marketing programs and promotions, (iii) a $1.9 million increase in allocated costs and (iv) a $1.4 million increase in travel costs. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

We expect to incur higher sales and marketing expenses associated with supporting the growth of our business as we continue to bring to market our new solutions and partnerships.

General and administrative expenses. General and administrative expenses increased from $34.4 million for the six months ended June 30, 2025 to $35.2 million for the six months ended June 30, 2026, an increase of $0.8 million or 2%. This increase was due to the following; (i) an increase in employee compensation and benefits of $1.9 million, (ii) an increase in computer and software licenses of $1.2 million and (iii) an increase of other expenses totaling $1.1 million. These unfavorable variances were offset primarily by an increased benefit of administrative allocation expenses of $3.5 million.

Research and development expenses. In 2026, we made a strategic decision to utilize key personnel and resources to focus on research and development in regard to existing products as well as to develop new products for our technology solutions. Our primary development strategy is to incorporate Agentic AI solutions to extend the life cycle of existing highly customizable ERP systems by automating and organizing business processes for enhanced flexibility, scalability and integration. Research and development expenses were $1.7 million for the six months ended June 30, 2026.

Reorganization costs. Reorganization costs decreased from $1.2 million for the six months ended June 30, 2025 to $0.6 million for the six months ended June 30, 2026. The costs were primarily related to severance costs associated with our reorganization plan. We may incur additional reorganization costs during the second half of 2026 as we continue to optimize our cost structure in areas where opportunities exist to streamline our operations.

Litigation costs and related recoveries, net. Litigation costs and related recoveries, net consist of the following (in thousands):

	Six Months Ended June 30,
	2026	2025	Variance
Litigation settlement	$—	$(36,196)	$36,196
Professional fees and other costs of litigation	—	4,189	(4,189)
Litigation costs and related recoveries, net	$—	$(32,007)	$32,007

On July 9, 2025, in accordance with the terms of the Settlement Agreement, we received from Oracle approximately $37.9 million of the $58.7 million in attorneys’ fees and costs that we previously paid to Oracle in late 2024. As a result, we recognized the loss recovery as litigation settlement income of $36.2 million and interest income of $1.7 million for the six months ended June 30, 2025.

Professional fees and other costs associated with the above litigation decreased from $4.2 million for the six months ended June 30, 2025 to none for the six months ended June 30, 2026. Please refer to Note 8 to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, for additional information regarding our litigation with Oracle.

Interest expense. Interest expense decreased from $3.3 million for the six months ended June 30, 2025 to $2.4 million for the six months ended June 30, 2026. Interest expense declined due to multiple reasons. First, we had no borrowings under the revolving line of credit during the six months ended June 30, 2026 compared to an average principal balance of $13.5 million during the six months ended June 30, 2025. As result, the interest expense incurred under the revolving line of credit declined $0.5 million during the six months ended June 30, 2026. Second, we made voluntary prepayments of $10.0 million, $5.0 million and $5.0 million on June 25, 2026, March 30, 2026 and February 4, 2026, respectively, on the outstanding term loan principal balance. These payments resulted in a reduction of the outstanding average principal balance for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, which helped to reduce the interest expense by $0.5 million.

Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the six months ended June 30, 2026, net other expense of approximately $1.5 million was comprised of foreign exchange losses of $2.8 million and other expenses of $0.2 million, which were offset by interest income from cash and cash equivalents of $1.5 million. For the six months ended June 30, 2025, net other income of approximately $1.2 million was comprised primarily of interest income of $3.2 million, which included $1.7 million related to interest income comprising a portion of the total $37.9 million of attorneys’ fees and costs remitted by Oracle to us as well as interest income earned from cash and cash equivalents. The interest income was offset, in part, by foreign exchange losses of $1.8 million and other expenses of $0.2 million for the six months ended June 30, 2025.

Income taxes. We recorded an income tax expense of $14.8 million for the six months ended June 30, 2025 compared to $3.5 million for the six months ended June 30, 2026. For the six months ended June 30, 2026, the primary reason for the change in income taxes was due to a decrease of income before taxes of $41.1 million in the current year period compared to the prior year period.

Liquidity and Capital Resources

Overview

As of June 30, 2026, our primary source of cash is collections from client billings. Other customary sources of cash have historically included proceeds from interest income earned on cash and cash equivalents and short-term investments, sales and maturities of short-term investments and proceeds from our Credit Facility. Our primary uses of cash are general business expenses, capital expenditures and repayments of borrowings on our Credit Facility. Other customary uses of cash have included purchases of short-term investments and our stock repurchase program, from time to time.

As of June 30, 2026, we had a working capital deficit of $50.0 million and an accumulated deficit of $197.6 million. For the three months ended June 30, 2026, we recorded net income of $2.4 million. As of June 30, 2026, we had available cash and cash equivalents of $123.4 million.

Credit Facility

In April 2024, we refinanced our $90 million five-year term loan, which had an outstanding principal balance of $70.9 million, with our Credit Facility, a five-year senior secured credit facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit. As of June 30, 2026, we had outstanding term loan borrowings of $48.4 million and no borrowings on the revolving line of credit under our Credit Facility. During the six months ended June 30, 2026, we made aggregate principal payments of $20.9 million. Our next scheduled principal payment of $48.4 million is not due until April 30, 2029, though we will continue to evaluate whether any additional principal prepayments will be made prior to that date.

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

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20.0 million in U.S. cash. We believe that we are in compliance with these financial covenants for the three months ended June 30, 2026.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our Credit Facility, including the first amendment dated March 27, 2026 thereto.

A key component of our business model requires that substantially all clients prepay us annually for the services we will provide over the following year or longer. As a result, we typically collect cash from our clients in advance of when the related service costs are incurred, which resulted in deferred revenue of $243.1 million that is included in current liabilities as of June 30, 2026. Therefore, we believe that working capital deficit is not as meaningful in evaluating our liquidity since the costs of fulfilling our commitments to provide services to clients are currently limited to approximately 39% of the related deferred revenue based on our gross profit percentage of 61% for the three months ended June 30, 2026.

For the next year, assuming that our operations are not significantly impacted by inflation, continued interest rate changes, other global economic or geopolitical uncertainties, or the litigation matters as disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, we believe that cash and cash equivalents of $123.4 million as of June 30, 2026, plus future cash flows from operating activities and our Credit Facility, will be sufficient to meet our anticipated cash needs including working capital requirements, planned capital expenditures and our contractual obligations.

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

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$22,876	$15,937
Investing activities	(1,378)	(2,661)
Financing activities	(20,427)	(7,057)
Effect of foreign currency on cash	2,396	7,046
Net change in cash, cash equivalents and restricted cash	$3,467	$13,265

Cash Flows From Operating Activities

Our primary source of operating cash is collections from client billings. A key component of our business model generally requires that customers prepay us annually for the services we will provide over the following year or longer. As a result, we collect cash in advance of the date when the vast majority of the related services are provided. Our primary uses of operating cash are for employee-related expenditures, outsourced labor, marketing activities, computer supplies, software and licenses, litigation and leased facilities. For the six months ended June 30, 2026 and June 30, 2025, cash flow provided by operating activities amounted to $22.9 million and $15.9 million, respectively.

For the six months ended June 30, 2026, cash flows provided by operating activities of $22.9 million consisted of net income of $3.8 million adjusted for non-cash expenses, net of $8.7 million, and favorable changes in operating assets and liabilities, net of $10.4 million. The favorable changes in operating assets and liabilities were driven primarily by a decrease in accounts receivable as we collected $242.5 million during the six months ended June 30, 2026, which was offset by billings, net of $196.1 million during the same period. Offsetting this favorable change was a decrease in deferred revenue as we recognized $20.4 million more in revenue than we billed, and a decrease in accrued compensation as we paid bonuses and commissions from the prior year.

For the six months ended June 30, 2025, cash flows provided by operating activities of $15.9 million consisted of net income of $33.6 million adjusted for non-cash expenses, net of $20.7 million, and unfavorable changes in operating assets and liabilities, net of $38.4 million. The unfavorable changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable as we collected $218.4 million during the six months ended June 30, 2025, which was offset by billings, net of $190.1 million during the same period. Offsetting this favorable change was a decrease in deferred revenue as we recognized $18.3 million more in revenue than we billed during the six months ended June 30, 2025.

Cash Flows From Investing Activities

For the six months ended June 30, 2026, cash flows used in investing activities of $1.4 million were driven by capital expenditures for computer equipment and software as we continued to invest in our business infrastructure and geographic locations, primarily in the U.S. and India.

For the six months ended June 30, 2025, cash flows used in investing activities of $2.7 million were primarily driven by capital expenditures for leasehold improvements, software development costs, and computer equipment, primarily in Brazil, Korea and the U.S.

Cash Flows From Financing Activities

For the six months ended June 30, 2026, cash utilized in financing activities of $20.4 million was primarily attributable to principal payments of $20.9 million related to the Credit Facility term loan which were offset, in part, by proceeds from stock option exercises.

For the six months ended June 30, 2025, cash utilized in financing activities of $7.1 million was attributable to principal payments related to the Credit Facility revolving line of credit and term loan, and finance lease payments which were offset, in part, by proceeds from stock option exercises.

Effect of Foreign Currency Translation and Foreign Subsidiaries

The effect of foreign currency translation changes was favorable for $2.4 million and $7.0 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the favorable foreign currency impact was related to our foreign subsidiaries’ local currencies. As of June 30, 2026, we had cash and cash equivalents of $29.4 million held by our foreign subsidiaries.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Australian Dollar, Brazilian Real, British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Israeli New Shekel. For the three months ended June 30, 2026 and 2025, we generated approximately 56% and 53% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we continue to evaluate the costs and benefits of entering into future hedge transaction for currencies other than the U.S. Dollar.

As of June 30, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $1.9 million in our Unaudited Condensed

Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $3.0 million in our Unaudited Condensed Consolidated Statement of Cash Flows.

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

Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of June 30, 2026, we had $48.4 million outstanding debt under the Credit Facility and no borrowings under the revolving line of credit. As of June 30, 2026, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.5 million in annual interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.
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

In connection with the preparation of this Report, as of June 30, 2026, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, they concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•If our revenue declines or fails to grow at a rate sufficient to offset expenses associated with efforts to grow, or if we are unable to manage our costs to be profitable, we may not be able to maintain or increase our level of profitability.
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
•Sales of our products and services to governmental entities are inherently subject to a number of challenges and risks.
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
•The price of our Common Stock has been and may continue to be volatile, and any sales of Common Stock by large stockholders may depress the market price of our Common Stock.
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

Risks Related to Our Ability to Grow Our Business

If we are unable to attract new clients or retain and/or sell additional products or services to our existing clients. our revenue growth could be adversely affected. Further, if our revenue declines or fails to grow at a rate sufficient to offset expenses associated with efforts to grow, or if we are unable to manage our costs to be profitable, we may not be able to maintain or increase our level of profitability.

We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. Our revenue increased from $208.3 million for the six months ended June 30, 2025 to $216.5 million for the six months ended June 30, 2026, representing a period over period increase of 4%. However, we cannot assure you that our revenue will continue to increase. We believe our revenue growth depends on a number of factors, including our ability to:

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
•enhance and improve existing offerings under our Solutions Portfolio, as well as keep pace with technical developments (including rapid advances in AI and other emerging technologies);
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

In addition, efforts to encourage growth have placed and may continue to place significant demands on our management and our operational and financial resources. Recent changes to our organizational structure and associated reductions in our workforce to align our operational needs with our ability to achieve and sustain profitability will necessitate continued adjustments to our operational, financial and management controls, as well as our reporting systems and procedures. We may not realize the anticipated benefits, savings and improvements from the recent changes to our organizational structure and associated reductions in workforce if our revenue continues to decline, which could have a material adverse effect on our business.

Further, we believe that our corporate culture has been a critical component of our success. However, efforts to encourage growth may make it difficult to maintain our corporate culture. For example, recent changes to our organizational structure and associated reductions in our workforce may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale. We must allocate valuable management resources to drive our reorganizational efforts without undermining our corporate culture of rapid innovation, teamwork and attention to client service. Any failure to manage efforts to encourage growth and related organizational changes in a manner that preserves our culture could negatively impact the achievement of our business objectives and our ability to achieve and maintain profitability.

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

Our current and potential competitors across each component of our Solutions Portfolio may have significantly more financial, technical, sales and marketing teams and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. Our competitors include enterprise software vendors and companies offering independent enterprise software support, products and services, as well as other suppliers of managed IT and IT consulting services. These competitors include companies of various sizes and both public and private companies, including large, global companies and smaller companies with more specialized focuses, new entrants and AI or cloud-native companies. Specifically, we face intense competition from enterprise software vendors, such as Oracle and SAP, who provide software support for their own products. Competitors have offered, and may continue to offer, discounts to companies to whom we have marketed our services. In addition, competitors, including enterprise software vendors, may take other actions to maintain their business, including changing the terms of their customer agreements, the functionality of their support, products or services, or their pricing. For example, since 2017, Oracle has prohibited us from accessing its support websites to download software updates on behalf of our clients who are authorized to do so and permitted to authorize a third party to do so on their behalf. In addition, the support, license or other contractual policies of our competitors, including Oracle and SAP, may penalize customers that choose to use our or any independent provider’s services or products, including our Agentic AI ERP solutions. Further, the contractual policies of enterprise software vendors, such as Oracle and SAP, may contain clauses that penalize customers that seek to return to the software vendor to purchase new licenses or support following a departure from the software vendor’s support program, thus deterring such customers from transitioning to our services.

In addition, our current and potential competitors, including enterprise platform vendors that are acquiring, building or investing in automation and AI functionality of partnering with automation and AI providers, including agentic AI providers, may develop and market new technologies that render our existing or future enterprise software support, products or services (including our Agentic AI ERP solutions) less competitive or obsolete. AI is changing the competitive dynamics of our industry. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, may invest more in AI development than us or have access to more advanced AI models or platforms with autonomous agents with greater capabilities or broader functionality, which could reduce demand for our products and services and adversely affect our results of operations. In addition, if any of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more of, our strategic partners, this could adversely impact our ability to compete.

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

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control, including seasonality linked to certain of the sales cycles for our products and services and the efforts of enterprise software vendors to convince our clients and potential clients to upgrade or migrate to cloud-based versions of their enterprise software. Historically, our sales cycle has been tied to the renewal dates for our clients’ existing and prior vendor support agreements for the products that we support. Because our clients make support vendor selection decisions in conjunction with the renewal of their existing support agreements with Oracle and SAP, among other enterprise software vendors, we have experienced an increase in business activity during the quarterly periods in which those agreements are up for renewal. However, because we have introduced and intend to continue to introduce products and services for additional software products that do not follow the same renewal timeline or pattern, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. Our existing clients often renew their agreements with us at or near the end of each calendar year, so we have also experienced and expect to continue to experience heavier renewal rates in the fourth quarter. Finally, major enterprise software vendors, including Oracle, SAP and Microsoft, routinely promote upgrades and cloud migrations as strategic imperatives. If a client or potential client migrates or upgrades their enterprise software, this may limit or restrict our ability to provide our enterprise software support, services and solutions, including our Agentic AI ERP solutions.

As a result of the factors outlined above, we may not be able to accurately forecast the amount or mix of future product and service subscriptions, revenue and expenses, and, in turn, our results of operations may fall below our estimates or the expectations of securities analysts and investors. If our revenue or results of operations fall below the guidance we provide or the expectations of investors or securities analysts, the price of our Common Stock could decline.

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

We expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. Further, intellectual property ownership and license rights related to AI technologies have not been fully addressed by U.S. courts or other federal, state or international laws or regulations.

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

We depend and rely on software-as-a-service, or SaaS, technologies and related services from third parties to operate critical functions of our business, including our Agentic AI ERP solutions, billing and order management, financial accounting services, and client relationship management services. If these services become unavailable due to extended outages or interruptions, security vulnerabilities, or cyber-attacks, lack of availability on commercially reasonable terms or prices, or due to other unforeseen circumstances, our expenses could increase, our ability to manage these critical functions could be interrupted, and our processes for and ability to manage sales of our products, recognize revenue, and support our clients could be impaired, all of which could adversely affect our business and operating results. We have integrated, and plan to further integrate, AI capabilities and technologies into our and service offerings, and the continued use and/or development of AI technologies or services by some of our third-party vendors and service providers, as well as any ineffective or inadequate AI development or deployment practices by us or such third-party vendors and service providers, could result in unintended consequences such as reputational damage, legal liabilities or loss of user confidence or business. The algorithms and models used in AI technologies and systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios and may produce hallucinatory or unexpected results, inferences and behaviors. In addition, there is a risk of system failures, disruptions or vulnerabilities that could compromise the integrity, security or privacy of the generated content, including the use of cyberattacks against emerging technologies, such as generative and agentic AI.

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
•U.S. foreign policy in Latin America and the Middle East;
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

Our 2025 Settlement Agreement with Oracle requires us to complete the Wind Down of our provision of support and services for Oracle PeopleSoft software no later than July 31, 2028 (the “Wind Down Period”). The Wind Down includes, but is not limited to, our Rimini Support, Rimini Manage and Rimini Consult services for Oracle PeopleSoft products. As we provide services for Oracle PeopleSoft products to clients globally, both the pace of revenue reduction during the Wind Down process and the final date that we will receive revenue from the discontinued services are unknown as of the date of this Report. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 3% and 6% of total revenue for the six months ended June 30, 2026 and 2025, respectively. We expect continued reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets as well as other intellectual and proprietary rights. Companies in the software industry are often required to defend against claims and litigation alleging infringement or other violations of intellectual property rights. Our past and inactive litigation with Oracle relates in part to copyright infringement claims and, from time to time, we may receive threatening letters or notices alleging infringement or may be the subject of claims that our services and underlying technology infringe or violate the intellectual property rights of others. Further, while we prohibit the use of certain emerging technologies by our employees unless incorporated into one of our product or service offerings or approved in accordance with internal policies, our incorporation of AI technologies in our product and service offerings or the authorized or unauthorized use of AI technologies by our employees may result in allegations or claims against us related to violations of third-party intellectual property rights, unauthorized access to or use of proprietary information and/or failure to comply with the terms of third-party licensing agreements. Any such allegation, whether innocent or intentional, can adversely impact marketing, sales and our reputation.

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

•In the United States, states continue to propose and pass comprehensive privacy legislation, including data breach notification laws, personal data privacy laws, and consumer protection laws, without harmonization. For example, the CCPA, as amended by the California Privacy Rights Act, gives California residents rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, and a growing number of states have enacted or are expected to pass laws that impose privacy obligations. The existence of comprehensive privacy laws in different states adds additional complexity, variation in requirements, restrictions, and potential legal risk, requires additional investment of resources in compliance programs, impacts strategies and availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.

•Outside of the United States, virtually every jurisdiction in which we provide our products and services has established its own data protection requirements with which we and our clients must comply.

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

Sales of our products and services to governmental entities are inherently subject to a number of challenges and risks.

We sell certain of our products and services to U.S. federal and state and foreign governmental entity customers, and we seek to increase sales to governmental entities in the future. Sales to governmental entities are subject to a number of challenges and risks, including constraints on the budgetary process, changes in the policies and priorities of the particular governmental entity, continuing resolutions, adherence to governmental audit and certification requirements and any shutdown or default of the associated government as a whole. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a client relationship. Contracts with governmental entity customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Governmental entity demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services, including in connection with any extended federal government shutdown. We may be subject to audit or investigations relating to our sales to governmental entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business. Governmental entities may have statutory, contractual, or other legal rights to terminate contracts with us for convenience, non-appropriation or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.

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

State, local and foreign jurisdictions have differing and complex rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations can be subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our products and services in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and can vary significantly. We have previously been under audit in some of our jurisdictions. We have previously faced and could face the possibility again of tax assessments and additional audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates.

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

Our Credit Facility contains certain restrictions and covenants that limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our Credit Facility. Further, we are required under our Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of June 30, 2026 and on the date of filing this Report, we were in compliance with these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral securing the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On June 30, 2026, our outstanding indebtedness under our Credit Facility totaled $47.6 million. While we have reduced our borrowings under our Credit Facility, we may incur additional indebtedness in the future. Our Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

The price of our Common Stock has been and may continue to be volatile, and any sales of Common Stock by large stockholders may depress the market price of our Common Stock.

Technology sector stocks have historically and recently experienced high levels of volatility. The price of our Common Stock has fluctuated and may continue fluctuate due to various factors enumerated in this Risk Factors section and elsewhere in this Report. Additional factors impacting the price of our Common Stock could include:

•the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•any delisting of our Common Stock from Nasdaq Global Market due to any uncured failure to meet listing requirements;
•fluctuations in the trading volume of our shares of Common Stock or the size of our public float; and
•the general state of securities markets, including price and volume fluctuations in the overall market from time to time.

These factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Further, if the market for technology sector stocks or the stock market in general experiences a loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our Common Stock may may also decline in reaction to events that affect other companies in our industry, even if these events to not directly affect us.

Additionally, we have registered for resale the shares of Common Stock of certain of our significant holders of our Common Stock, including our largest stockholder, Adams Street Partners, LLC. A sale of large amounts of our Common Stock could have the effect of increasing volatility and putting significant downward pressure on the price of our Common Stock. Any issuance of additional capital stock (or securities convertible into shares of our Common Stock), including under our 2013 Equity Incentive Plan, could trigger some dilution or have other impacts on the market price of our Common Stock. Any issuance of equity by us in the future to raise additional capital may not achieve an improved capital structure and could cause the price of our Common Stock to decline or require us to issue shares at a price that is lower than that paid by holders of our Common Stock in the past, which would result in those newly issued shares being dilutive.
Certain of our common stockholders can exercise significant control, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

Based on the number of shares of Common Stock outstanding as of June 30, 2026, two of our stockholders have aggregate voting power of approximately 37.4% of our outstanding capital stock. As of June 30, 2026, (i) approximately 25.2% of our outstanding stock is held by entities affiliated with Adams Street Partners LLC and (ii) approximately 12.2% of our outstanding stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 40.2% as of June 30, 2026. As other institutional investors hold more than 5% of outstanding stock as of June 30, 2026, a small number of stockholders comprise a majority of our outstanding stock.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program through June 2029. During the six months ended June 30, 2026, we did not acquire any shares of Common Stock. Repurchases pursuant to our stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of shares repurchased depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% tax on the fair market value of stock repurchases, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases of Common Stock that occurred during the three months ended June 30, 2026.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below:

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

RIMINI STREET, INC.

Date: July 30, 2026	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: July 30, 2026	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)