Form 10-Q
period 2026-09-30
Rimini Street, Inc.
filed 2026-10-29
CIK 1635282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended September 30, 2026

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
Yes ☐ No ☑
The registrant had approximately 92,696,000 shares of its $0.0001 par value Common Stock outstanding as of October 27, 2026.

RIMINI STREET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
RIMINI STREET, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$93,321	$119,974
Restricted cash, current	343	341
Accounts receivable, net of allowance of $2,129 and $1,443, respectively	89,094	136,866
Deferred contract costs, current	17,689	17,734
Prepaid expenses and other	30,363	25,447
Total current assets	230,810	300,362
Long-term assets:
Restricted cash, noncurrent	1,004	785
Property and equipment, net of accumulated depreciation and amortization of $25,597 and $23,822, respectively	11,453	10,239
Operating lease right-of-use assets	19,900	21,371
Deferred contract costs, noncurrent	24,247	24,436
Deposits and other	9,387	8,379
Deferred income taxes, net	57,645	57,540
Total assets	$354,446	$423,112
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$—	$4,031
Accounts payable	5,912	5,752
Accrued compensation, benefits and commissions	36,100	39,609
Other accrued liabilities	24,702	24,307
Operating lease liabilities, current	4,116	4,984
Deferred revenue, current	210,775	268,717
Total current liabilities	281,605	347,400
Long-term liabilities:
Long-term debt, net of current maturities	41,741	63,156
Deferred revenue, noncurrent	24,750	18,824
Operating lease liabilities, noncurrent	16,481	18,843
Other long-term liabilities	1,393	1,918
Total liabilities	365,970	450,141
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; $0.0001 par value. Authorized 99,820 (excluding 180 shares of Series A Preferred Stock); no other series has been designated	—	—
Common stock; $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding 92,674 and 91,603 shares, respectively	9	9
Additional paid-in capital	184,802	181,075
Accumulated other comprehensive loss	(4,116)	(5,613)
Accumulated deficit	(191,103)	(201,384)
Treasury stock, at cost; 137 and 137 shares, respectively	(1,116)	(1,116)
Total stockholders' deficit	(11,524)	(27,029)
Total liabilities and stockholders' deficit	$354,446	$423,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$112,056	$103,428	$328,604	$311,746
Cost of revenue	43,264	41,490	129,850	123,421
Gross profit	68,792	61,938	198,754	188,325
Operating expenses:
Sales and marketing	39,049	37,939	120,428	110,214
General and administrative	16,774	18,241	51,925	52,617
Research and development	1,178	—	2,863	—
Reorganization costs	1,944	752	2,517	1,936
Litigation costs and related recoveries:
Litigation settlement	—	—	—	(36,196)
Professional fees and other costs of litigation	—	621	—	4,810
Litigation costs and related recoveries, net	—	621	—	(31,386)
Total operating expenses	58,945	57,553	177,733	133,381
Operating income	9,847	4,385	21,021	54,944
Non-operating income and (expenses):
Interest expense	(980)	(1,446)	(3,361)	(4,750)
Other income (expenses), net	1,060	531	(464)	1,686
Income before income taxes	9,927	3,470	17,196	51,880
Income taxes	(3,405)	(704)	(6,915)	(15,506)
Net income	6,522	2,766	10,281	36,374
Other comprehensive income
Foreign currency translation gain (loss)	449	(329)	261	2,575
Derivative instrument and other adjustments, net of tax	278	247	1,236	(1,439)
Comprehensive income	$7,249	$2,684	$11,778	$37,510

Net income per share attributable to common stockholders:
Basic	$0.07	$0.03	$0.11	$0.40
Diluted	$0.07	$0.03	$0.11	$0.39
Weighted average number of shares of Common Stock outstanding:
Basic	93,051	92,177	92,596	91,851
Diluted	96,112	95,291	95,148	94,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock, Shares
Beginning of period	93,336	92,504	91,603	91,120
Exercise of stock options for cash	199	18	387	22
Restricted and performance stock units vested	110	88	1,655	1,468
Retired shares of Common Stock	(971)	(891)	(971)	(891)
End of period	92,674	91,719	92,674	91,719

Total Stockholders' Deficit, beginning of period	$(16,668)	$(29,035)	$(27,029)	$(69,445)
Common Stock, Amount
Beginning of period	9	9	9	9
Exercise of stock options for cash	—	—	—	—
Restricted and performance stock units vested	—	—	—	—
Retired shares of Common Stock	—	—	—	—
End of period	9	9	9	9
Additional Paid-in Capital
Beginning of period	186,907	183,117	181,075	177,533
Stock-based compensation expense	2,168	2,786	7,490	8,361
Exercise of stock options for cash	731	49	1,241	58
Restricted and performance stock units vested	—	—	—	—
Retired shares of Common Stock	(5,004)	(3,767)	(5,004)	(3,767)
End of period	184,802	182,185	184,802	182,185
Accumulated Other Comprehensive Loss
Beginning of period	(4,843)	(6,171)	(5,613)	(7,389)
Other comprehensive income (loss)	727	(82)	1,497	1,136
End of period	(4,116)	(6,253)	(4,116)	(6,253)
Accumulated Deficit
Beginning of period	(197,625)	(204,874)	(201,384)	(238,482)
Net income	6,522	2,766	10,281	36,374
End of period	(191,103)	(202,108)	(191,103)	(202,108)
Treasury Stock	(1,116)	(1,116)	(1,116)	(1,116)
Total Stockholders' Deficit, end of period	$(11,524)	$(27,283)	$(11,524)	$(27,283)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,281	$36,374
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	7,490	8,361
Depreciation and amortization	3,016	2,839
Accretion and amortization of debt discount and issuance costs	491	491
Deferred income taxes	(349)	9,708
Amortization and accretion related to operating right-of-use assets	4,105	3,697
Other	39	26
Changes in operating assets and liabilities:
Accounts receivable, net	48,537	50,301
Prepaid expenses, deposits and other	(4,275)	(6,898)
Deferred contract costs	234	319
Accounts payable	137	(653)
Accrued compensation and other accruals	(9,068)	(4,297)
Deferred revenue	(52,961)	(59,609)
Net cash provided by operating activities	7,677	40,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,194)	(3,865)
Net cash used in investing activities	(4,194)	(3,865)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line of credit borrowings	—	(15,000)
Principal payments on term loan borrowings	(25,938)	(2,813)
Payments to repurchase and retire Common Stock	(5,004)	(3,767)
Principal payments on capital leases	—	(289)
Proceeds from exercise of employee stock options	1,241	59
Net cash used in financing activities	(29,701)	(21,810)
Effect of foreign currency translation changes	(214)	5,720
Net change in cash, cash equivalents and restricted cash	(26,432)	20,704
Cash, cash equivalents and restricted cash at beginning of period	121,100	89,222
Cash, cash equivalents and restricted cash at end of period	$94,668	$109,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIMINI STREET, INC.
Unaudited Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,813	$4,286
Cash paid for income taxes	3,484	3,203
Cash paid for withholding taxes	3,512	2,391
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in payables for capital expenditures	$20	$—

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

The accompanying Unaudited Condensed Consolidated Balance Sheet and related disclosures as of December 31, 2025 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2026, and operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2026.

NOTE 2 — LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity

As of September 30, 2026, the Company’s current liabilities exceeded its current assets by $50.8 million, and the Company recorded net income of $6.5 million for the three months ended September 30, 2026. As of September 30, 2026, the Company had available cash and cash equivalents of $93.3 million. As of September 30, 2026, the Company’s current liabilities included $210.8 million of deferred revenue whereby the costs of fulfilling the Company’s commitments to provide services to its clients was approximately 39% of the related deferred revenue for the three months ended September 30, 2026.

On April 30, 2024, the Company refinanced its $90 million five-year term loan into a new five-year term loan of $75 million (as amended by Amendment No. 1 thereto dated March 27, 2026, the “Credit Facility”). On August 27, 2026, June 25, 2026, March 30, 2026, and February 4, 2026, the Company made voluntary prepayments of $5.0 million, $10.0 million, $5.0 million and $5.0 million, respectively, on the outstanding term loan principal balance under the Credit Facility. The Company also made its scheduled principal payment of $0.9 million on March 31, 2026. As a result, the Company’s next scheduled principal payment is not due until April 30, 2029. See Note 5 for further information regarding the Company’s Credit Facility, including the first amendment thereto dated March 27, 2026.

Additionally, the Company is obligated to make operating lease payments that are due within the next 12 months in the aggregate amount of $5.4 million and plans additional capital expenditures in connection with its infrastructure improvements. During the three months ended September 30, 2026, the global economy continued to experience changing interest rates, geopolitical conflicts, global supply chain issues, a rise in energy prices and the effects of fiscal and monetary policies adopted by the U.S. and other governments. Assuming the Company’s ability to operate continues not to be significantly adversely impacted by the related changes in the macroeconomic environment, geopolitical pressures, or the litigation matters described in Note 8, the Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including Credit Facility repayments, working capital needs, capital expenditures and other contractual obligations for at least 12 months from the issuance date of these financial statements.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

In 2026, the Company made a strategic decision to utilize key personnel and resources to focus on research and development activities related to existing products and the development of new products for its technology solutions.

Research and development expenses include payroll and other related employee benefit costs associated with product solutions, as well as any third-party development costs utilized to conduct research and development. Such costs related to software solutions development are included in research and development expense until the point that technological feasibility is met, which allows for the Company’s software solutions to be released into service for its clients. As technological feasibility is reached, these costs will be capitalized and amortized as part of cost of revenue. As of September 30, 2026, no costs have been capitalized.

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

Risks and Uncertainties

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions, primarily in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents with a single financial institution for an aggregate of $45.3 million and $45.3 million, respectively. In addition, as of September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents with three other single financial institutions of $29.7 million and $54.6 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had restricted cash of $1.3 million and $1.1 million, respectively. The Company has never experienced any losses related to these balances.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has evaluated all accounting standards issued through September 30, 2026 and determined that the standards not discussed above are either not applicable to the Company or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

NOTE 3 — DEFERRED CONTRACT COSTS AND DEFERRED REVENUE

Activity for deferred contract costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred contract costs, current and noncurrent, as of the beginning of period	$41,643	$36,798	$42,170	$39,160
Capitalized commissions during the period	5,338	6,813	14,795	13,837
Amortized deferred contract costs during the period	(5,045)	(4,770)	(15,029)	(14,156)
Deferred contract costs, current and noncurrent, as of the end of period	$41,936	$38,841	$41,936	$38,841

Deferred revenue activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred revenue, current and noncurrent, as of the beginning of period	$267,131	$262,945	$287,541	$281,197
Billings, net	80,450	66,482	276,588	256,548
Revenue recognized	(112,056)	(103,428)	(328,604)	(311,746)
Deferred revenue, current and noncurrent, as of the end of period	$235,525	$225,999	$235,525	$225,999

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company typically invoices its customers at the start of the support period, in annual and multi-year installments. When revenue recognized on a contract exceeds billings, the Company records a contract asset. As of September 30, 2026 and December 31, 2025, contract assets amounted to $2.2 million and $1.9 million, respectively, and are included in prepaid expenses and other on the condensed consolidated balance sheets. Deferred revenue is a contract liability that consists of billings issued that are non-cancellable in advance of revenue recognition. Deferred revenue is recognized as the Company satisfies its performance obligations over the term of the contracted service period.

The Company’s remaining performance obligations represent all future non-cancellable revenue under contract that has not yet been recognized as revenue and includes deferred revenue and unbilled amounts. As of September 30, 2026, remaining performance obligations amounted to $652.9 million, of which $235.5 million was billed and recorded as deferred revenue.

The Company expects to recognize revenue on approximately $210.8 million of deferred revenue over the next 12 months, with the remaining deferred revenue balance recognized thereafter.

NOTE 4 — OTHER FINANCIAL INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid expenses	$19,932	$15,436
Foreign tax refunds receivable	4,143	3,238
Contract assets	2,226	1,922
Deposits	963	1,608
Other	3,099	3,243
Total prepaid expenses and other current assets	$30,363	$25,447

Other Accrued Liabilities, including Accrued Reorganization Costs

Other accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued sales and other taxes	$6,741	$7,868
Accrued professional fees	5,001	4,014
Income taxes payable	2,562	1,996
Accrued reorganization costs	1,107	2,521
Accrued litigation costs	525	543
Other accrued expenses	8,766	7,365
Total other accrued liabilities	$24,702	$24,307

The reorganization activity was primarily comprised of severance costs, and consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accrued reorganization costs, as of the beginning of period	$—	$717	$2,521	$1,052
Charges	1,944	752	2,517	1,936
Cash payments	(836)	(1,055)	(3,927)	(2,576)
Foreign currency impact	(1)	(2)	(4)	—
Accrued reorganization costs, as of the end of period	$1,107	$412	$1,107	$412

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — DEBT

Debt is presented net of debt discounts and issuance costs in the Company’s balance sheets and consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Term Loan	$41,741	$67,187
Less current maturities	—	(4,031)
Long-term debt, net of current maturities	$41,741	$63,156

On March 27, 2026, the Company amended the Credit Facility, as originally executed, to implement certain changes to the aggregate amounts of permitted “Restricted Payments” (as such term is defined in the Credit Facility) such that (a) commencing with the Company’s fiscal year ending on December 31, 2026 and for each fiscal year thereafter, the aggregate Restricted Payments shall not exceed $20.0 million per fiscal year and (b) in respect of Restricted Payments made on and after January 1, 2026, the aggregate Restricted Payments shall not exceed $50.0 million, in each case subject to the satisfaction of applicable conditions set forth in the Credit Facility.

Cash proceeds and payment activity relating to the Credit Facility consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Principal payments on revolving line of credit	$—	$(10,000)	$—	$(15,000)
Principal payments on term loan	(5,000)	(938)	(25,938)	(2,813)
Net cash activity relating to debt	$(5,000)	$(10,938)	$(25,938)	$(17,813)

On August 27, 2026, June 25, 2026, March 30, 2026 and February 4, 2026, the Company made voluntary prepayments of $5.0 million, $10.0 million, $5.0 million and $5.0 million, respectively, on the outstanding term loan principal balance. The Company also made its scheduled principal payment of $0.9 million on March 31, 2026. The Company’s next scheduled principal payment of $43.4 million is due on April 30, 2029.

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

For the three months ended September 30, 2026 and 2025, the effective interest rate for the term loan under the Credit Facility was 8.0% and 8.2%, respectively. For the nine months ended September 30, 2026 and 2025, the effective interest rate for the term loan under the Credit Facility was 7.6% and 8.1%, respectively.

The fair value of the term loan under the Credit Facility was $44.0 million (Level 2 inputs) as of September 30, 2026 compared to the carrying value of $41.7 million as of September 30, 2026. The fair value of the term loan under the Credit Facility was $69.5 million (Level 2 inputs) as of December 31, 2025 compared to the carrying value of $67.2 million as of December 31, 2025.

Under the Credit Facility, the Company has $35.0 million of net available borrowing capacity under the revolving line of credit as of September 30, 2026, as there have been no borrowings during the three and nine months ended September 30, 2026. In addition, there were no borrowings on the revolving line of credit as of December 31, 2025.

In October 2024, the Company borrowed $15.0 million under the revolving line of credit. During the nine months ended September 30, 2025, the Company repaid the full amount borrowed under the revolving line of credit, resulting in $35 million of net available borrowing capacity under the revolving line of credit as of September 30, 2025. For the three and nine months

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ended September 30, 2025, the average interest rate under the revolving line of credit under the Credit Facility was 7.1% and 7.1%, respectively.

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

Interest Expense

The components of interest expense are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Credit Facility:
Interest expense under term loan	$768	$1,226	$2,775	$3,684
Accretion expense related to discount and issuance costs	166	165	491	491
Interest expense under revolving line of credit	—	28	—	506
Interest for other items	46	27	95	69
	$980	$1,446	$3,361	$4,750

For the three and nine months ended September 30, 2026, interest expense included net interest rate swap payments of $2 thousand and $11 thousand, respectively.

For the three and nine months ended September 30, 2025, interest expense included a reduction related to interest rate swap payments received of $0.1 million and $0.2 million, respectively.

NOTE 6 — COMMON STOCK OFFERING, RESTRICTED STOCK UNITS, STOCK OPTIONS AND WARRANTS

Common Stock Repurchased

During the three and nine months ended September 30, 2026, the Company acquired 1.0 million shares of its Common Stock on the open market at a cost of $5.0 million. During the three and nine months ended September 30, 2025, the Company acquired 0.9 million shares of its Common Stock on the open market at a cost of $3.8 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired.

On September 29, 2025, the Board of Directors authorized an extension to the Common Stock repurchase program to extend the termination date from June 1, 2026 to June 1, 2029, subject to compliance with the Company’s Credit Facility, provided that all other applicable conditions and legal requirements are satisfied. The Board of Directors had previously authorized a Common Stock repurchase program of up to $50.0 million, of which $31.7 million still remains available as of September 30, 2026.

Stock Plan

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For additional information about the 2013 Plan, please refer to Note 7 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K. The information presented below provides an update for activity under the 2013 Plan for the three and nine months ended September 30, 2026.

Performance Units

Under the 2026 LTI Plan, the Company granted PSUs which will be measured over a performance period beginning on January 1, 2026 and ending on December 31, 2026 (the “Performance Period”), but will remain subject to a continued service-based vesting requirement. Half of the PSUs awarded are eligible to vest based on the Company’s achievement against a target adjusted EBITDA goal for fiscal year 2026, and the remaining half of the PSUs awarded will be eligible to vest based on the Company’s achievement against a target total revenue goal for fiscal year 2026. The ultimate number of PSUs that may vest (as calculated, the “Earned PSUs”) ranges from zero to 200% of the granted PSUs. On March 2, 2026, the Company granted 0.6 million PSUs at a grant price of $3.72.

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

The Company recognized compensation expense related to PSUs of approximately $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized compensation expense related to PSUs of approximately $0.9 million and $1.1 million, respectively. As of September 30, 2026, the unrecognized expense of $1.0 million net of forfeitures is expected to be charged to expense on a graded basis as the PSUs vest over a weighted-average period of approximately 2.0 years.

Restricted Stock Units

For the nine months ended September 30, 2026, the Company granted RSUs under the 2013 Plan for an aggregate of approximately 1.1 million shares of Common Stock. RSU grants vest over periods generally ranging from 12 to 36 months from the respective grant dates and the awards are subject to forfeiture upon termination of employment or service on the Board of Directors, as applicable. Based on the weighted average fair market value of the Common Stock on the date of grant of $4.07 per share, the aggregate fair value for the shares underlying the RSUs amounted to $4.4 million as of the grant date that will be recognized as compensation cost over the vesting period.

The Company recognized compensation expense related to RSUs of approximately $1.2 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized compensation expense related to RSUs of approximately $4.1 million and $4.5 million, respectively. As of September 30, 2026, the unrecognized expense of $6.3 million net of forfeitures is expected to be charged to expense on a straight-line basis as the RSUs vest over a weighted-average period of approximately 1.4 years.

Stock Options

For the nine months ended September 30, 2026, the Company granted stock options for the purchase of an aggregate of approximately 2.1 million shares of Common Stock at exercise prices that were equal to the fair market value of the Common Stock on the date of grant. Options granted to employees generally vest as to one-third of the shares subject to the award on

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

each anniversary of the designated vesting commencement date, which may precede the grant date of such award, and expire ten years after the grant date.

The following table sets forth a summary of stock option activity under the 2013 Plan for the nine months ended September 30, 2026 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, December 31, 2025	9,420	$4.52	6.6
Granted	2,087	4.07
Exercised	(387)	3.21
Forfeited	(838)	3.36
Expired	(366)	6.09
Outstanding, September 30, 2026 (3)(4)	9,916	4.52	6.6
Vested, September 30, 2026 (3)	5,897	5.22	5.0

(1)Represents the weighted average exercise price.
(2)Represents the weighted average remaining contractual term until the stock options expire in years.
(3)As of September 30, 2026, the aggregate intrinsic value of all stock options outstanding was $5.9 million. As of September 30, 2026, there was an aggregate intrinsic value of $2.4 million related to the vested stock options.
(4)The number of outstanding stock options that are not expected to ultimately vest due to forfeiture amounted to 0.5 million shares as of September 30, 2026.

The aggregate fair value of approximately 2.1 million stock options granted for the nine months ended September 30, 2026 amounted to $5.4 million, or $2.60 per stock option as of the grant date utilizing the Black-Scholes-Merton (“BSM”) method. The fair value derived under the BSM method will result in the recognition of compensation cost over the vesting period of the stock options. For the nine months ended September 30, 2026, the fair value of each stock option grant under the 2013 Plan was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Expected life (in years)	6.0
Volatility	68%
Dividend yield	0%
Risk-free interest rate	4.0%
Fair value per share of Common Stock on date of grant	$4.07

As of September 30, 2026 and December 31, 2025, total unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, was $5.8 million and $4.9 million, respectively. As of September 30, 2026, the unrecognized costs are expected to be charged to expense on a straight-line basis over a weighted-average vesting period of approximately 1.8 years. The Company recognized compensation expense related to stock options of approximately $0.8 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized compensation expense related to stock options of approximately $2.5 million and $2.8 million, respectively.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares Available for Grant

The following table presents activity affecting the total number of shares available for grant under the 2013 Plan for the nine months ended September 30, 2026 (in thousands):

Available, December 31, 2025	7,729
Newly authorized by Board of Directors	3,665
Stock options granted	(2,087)
RSUs and PSUs granted	(1,679)
Expired options	366
Forfeited options	838
Forfeited RSUs and PSUs	1,066
Available, September 30, 2026	9,898

Stock-Based Compensation Expense

Stock-based compensation expense attributable to PSUs, RSUs and stock options is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$369	$521	$1,280	$1,535
Sales and marketing	481	1,042	2,352	2,996
General and administrative	1,284	1,223	3,770	3,830
Research and development	34	—	88	—
Total	$2,168	$2,786	$7,490	$8,361

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

NOTE 7 — INCOME TAXES

For the three months ended September 30, 2026 and 2025, the Company’s effective tax rate was 34.3% and 20.3%, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s effective tax rate was 40.2% and 29.9%, respectively. The Company’s income tax expense was attributable to income before income taxes and foreign withholding taxes. The Company continues to explore opportunities to reduce withholding taxes such that its effective tax rate may decrease in future periods. After full utilization of net operating losses, the benefit of foreign tax and other credits would further reduce the Company’s effective tax rate.

The Company did not have any changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended September 30, 2026 and 2025.

For additional information about income taxes, please refer to Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company’s purchase commitments as of September 30, 2026 are primarily related to agreements to purchase services in the ordinary course of business. As of September 30, 2026, the total minimum purchase obligations were $12.3 million. There have been no other material changes outside the normal course of business to the Company’s non-cancellable purchase commitments. For additional information, please refer to Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K.

Retirement Plan

The Company has defined contribution plans for both its U.S. and foreign employees. For certain of these plans, employees may contribute up to the statutory maximum, which is set by law each year. The plans also provide for employer contributions. For the three months ended September 30, 2026 and 2025, the Company’s matching contributions to these plans totaled $1.1 million and $1.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s matching contributions to these plans totaled $2.8 million and $2.7 million, respectively.

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

The percentage of revenue derived from services the Company provides solely for Oracle’s PeopleSoft software product was approximately 3% and 6% of the Company’s total revenue for the nine months ended September 30, 2026 and 2025, respectively.

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidated Damages

The Company enters into agreements with clients that contain provisions related to liquidated damages that would be triggered in the event that the Company is no longer able to provide services to these clients. The maximum cash payments related to these liquidated damages are approximately $9.0 million and $8.2 million as of September 30, 2026 and December 31, 2025, respectively. To date, the Company has not incurred any costs as a result of such provisions and has not accrued any liabilities related to such provisions in these Unaudited Condensed Consolidated Financial Statements.

NOTE 9 — RELATED PARTY TRANSACTIONS

An affiliate of Adams Street Partners and its affiliates (collectively referred to as “ASP”) is a member of the Company’s Board of Directors. As of September 30, 2026, ASP owned approximately 25.4% of the Company’s issued and outstanding shares of Common Stock.

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — EARNINGS PER SHARE

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

For the three and nine months ended September 30, 2026 and 2025, basic and diluted net earnings per share of Common Stock were computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the respective periods. The following tables set forth the computation of basic and diluted net income attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income attributable to common stockholders:
Net income	$6,522	$2,766	$10,281	$36,374

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average number of shares of Common Stock outstanding:
Basic	93,051	92,177	92,596	91,851
Stock options	1,133	501	494	90
PSUs	203	345	318	412
RSUs	1,725	2,268	1,740	1,980
Diluted	96,112	95,291	95,148	94,333
Net income per share attributable to common stockholders:
Basic	$0.07	$0.03	$0.11	$0.40
Diluted	$0.07	$0.03	$0.11	$0.39

The following potential Common Stock equivalents were excluded from the computation of diluted net income per share for the respective periods ending on these dates, since the impact of inclusion was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs and PSUs	423	478	310	359
Stock options	5,163	5,109	6,685	8,619
Warrants	—	3,440	2,205	3,440
Total	5,586	9,027	9,200	12,418

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

Investments

All of the Company’s investments as of September 30, 2026 are classified as cash equivalents. The Company holds highly liquid interest-earning investments with maturities of less than three months. The fair values of these investments approximate their carrying values and are considered Level 1 assets.

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

Derivatives

The Company uses derivatives to manage the risk associated with changes in interest rates. The Company does not enter into derivatives for speculative purposes. As discussed in Note 5, the interest rate swap agreement has a notional value of $40.0 million, with a fixed payer SOFR rate of 3.71% and an initial floating SOFR rate of 5.32%. The derivative was recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets at its estimated fair value as of September 30, 2026.

To estimate fair value for the Company's interest rate swap agreement as of September 30, 2026, the Company utilized a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The Company estimated the fair value of the interest rate swap agreement to be $1.0 million as of September 30, 2026.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

The amounts recorded for the interest rate swap agreement are described below (in thousands):

Derivative Instrument	Balance Sheet Classification	September 30, 2026	December 31, 2025
Interest rate swap	Deposits and other	$962	$—
	Other long-term liabilities	—	506
	Accumulated other comprehensive income (loss)	776	(457)

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Income Statement Classification	2026	2025	2026	2025
Interest rate swap	Interest expense (benefit)	$2	$(64)	$11	$(188)

NOTE 12 — LEASES

The Company has operating leases for real estate and equipment with an option to renew the leases for up to one month to five years. Some of the leases include the option to terminate the leases upon a specified notice period with a penalty. The Company’s leases have various remaining lease terms ranging from approximately four months to approximately nine years.

The components of lease expense and supplemental balance sheet information were as follows (in thousands):

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense related to ROU assets and liabilities	$1,426	$1,276	$4,105	$3,697
Other lease expense	285	167	707	652
Total lease expense	$1,711	$1,443	$4,812	$4,349

Other information related to leases was as follows (in thousands):

Supplemental Balance Sheet Information	September 30, 2026	December 31, 2025
Operating lease right-of-use assets, noncurrent	$19,900	$21,371

Operating lease liabilities, current	$4,116	$4,984
Operating lease liabilities, noncurrent	16,481	18,843
Total operating lease liabilities	$20,597	$23,827

As of September 30, 2026, the Company has two additional operating leases with an aggregate net present value of $3.3 million that will commence in October 2026 and November 2026.

Weighted Average Remaining Lease Term	Years
Operating leases	6.3
Weighted Average Discount Rate
Operating leases	7.4%

Maturities of operating lease liabilities as of September 30, 2026 were as follows (in thousands):

Year Ending September 30,
2027	$5,440
2028	4,437
2029	3,557
2030	2,183
2031	2,080
Thereafter	8,734
Total future undiscounted lease payments	26,431
Less imputed interest	(5,834)
Total	$20,597

For the three months ended September 30, 2026 and 2025, the Company paid $1.8 million and $1.5 million, respectively, for operating lease liabilities. For the nine months ended September 30, 2026 and 2025, the Company paid $5.0 million and $4.5 million, respectively, for operating lease liabilities.

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION

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

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Unaudited Condensed Consolidated Balance Sheets as total assets. Additional information on segment information is included in Note 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, included in Part II, Item 8 of the 2025 Form 10-K.

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$112,056	$103,428	$328,604	$311,746
Less:
Cost of revenue, adjusted
Employee compensation and benefits (a)	23,756	24,088	73,800	74,213
Engineering consulting costs	8,249	7,359	23,796	20,113
Administrative allocations	5,290	4,780	15,350	13,315
All other costs (b)	5,432	4,603	15,146	13,828
Total cost of revenue, adjusted	42,727	40,830	128,092	121,469
Sales and marketing, adjusted (c)	38,548	36,897	118,055	107,218
General and administrative, adjusted (c)	14,661	16,107	45,638	46,365
Research and development, adjusted (a)	1,144	—	2,775	—
Stock-based compensation expense	2,168	2,786	7,490	8,361
Depreciation and amortization expense	1,017	1,050	3,016	2,839
Reorganization costs	1,944	752	2,517	1,936
Litigation costs and related recoveries, net	—	621	—	(31,386)
Interest expense	980	1,446	3,361	4,750
Other (income) expenses, net	(1,060)	(531)	464	(1,686)
Income taxes	3,405	704	6,915	15,506
Segment net income	6,522	2,766	10,281	36,374

Reconciliation of profit
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$6,522	$2,766	$10,281	$36,374

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

Geographic Information

The Company attributes revenues to geographic regions based on the location of its clients. The following table shows revenues by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States of America	$48,264	$46,254	$143,516	$145,512
International	63,792	57,174	185,088	166,234
Total	$112,056	$103,428	$328,604	$311,746

RIMINI STREET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2026 and 2025, Japan represented approximately 11% and 12% of total revenue, respectively. For the nine months ended September 30, 2026 and 2025, Japan represented approximately 11% and 12% of total revenue, respectively.

No clients represented more than 10% of revenue for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, no clients accounted for more than 10% of total net accounts receivable.

The Company tracks its assets by physical location. The following shows the net carrying value of the Company’s property and equipment by geographic region (in thousands):

	September 30, 2026	December 31, 2025
United States of America	$6,727	$6,396
Brazil	1,890	2,326
India	1,408	592
Rest of World	1,428	925
Total property and equipment, net	$11,453	$10,239

The operating lease ROU assets by geographic region were as follows (in thousands):

	September 30, 2026	December 31, 2025
India	$14,149	$15,124
United States of America	2,068	2,948
United Kingdom	903	—
Brazil	807	967
Malaysia	775	1,009
Rest of World	1,198	1,323
Total operating lease right-of-use assets	$19,900	$21,371

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “currently,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “goal,” “potential,” “predict,” “project,” “reflect,” “results,” “seem,” “seek,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

•our ability to attract new clients or retain and/or sell additional products or services to existing clients;
•our ability to achieve and maintain an adequate rate of revenue growth;
•cost of revenue, including changes in costs associated with our efforts to grow and the results of any efforts to manage costs to align with current revenue expectations and the expansion of our offerings;
•the effects of increased competition in our industry and our ability to compete effectively;
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
•risks arising from incorporating artificial intelligence (“AI”) technologies into our products or services or any deficiencies or risks associated with AI technologies, including agentic AI technologies, used by us or by our third-party vendors and service providers;
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

Our mission is to enable our clients to better control their IT roadmap by offering a comprehensive portfolio of unified software support services and related ERP solutions – designed to be funded within existing budgets – to accelerate the vision of Transformation without Disruption™, empowering clients to put technology to work to produce more efficient business outcomes to provide a competitive advantage and facilitate growth.

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

As of September 30, 2026, we employed over 1,990 professionals and supported 3,214 active clients globally, including 79 Fortune 500 companies and 22 Fortune Global 100 companies across a broad range of industries. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients instances where we provide support for two different products to the same entity.

Our subscription-based revenue provides a foundation for, and visibility into, future period results. For the three months ended September 30, 2026 and 2025, we generated revenue of $112.1 million and $103.4 million, respectively, representing an increase of 8%. During the three months ended September 30, 2026, we recorded net income of $6.5 million, and as of September 30, 2026, we had an accumulated deficit of $191.1 million. Approximately 43% and 45% of our revenue was generated in the United States for the three months ended September 30, 2026 and 2025, respectively. Approximately 57% and 55% of our revenue was generated in foreign jurisdictions for the three months ended September 30, 2026 and 2025, respectively.

In July 2024, we announced that we would Wind Down services for Oracle PeopleSoft products and began the Wind Down project. The Wind Down includes, but is not limited to, our Rimini Support™, Rimini Manage™ and Rimini Consult™ services for Oracle PeopleSoft products.

On July 7, 2025, we and Mr. Ravin entered into a Settlement Agreement with Oracle Corporation relating to the Rimini II litigation. Under the terms of this agreement, we are required to complete the Wind Down no later than July 31, 2028 (the “Wind Down Period”). As we provide services for Oracle PeopleSoft products to clients globally, the Wind Down process is expected to take place over the Wind Down Period, but both the pace of revenue reduction and the final date that the Company will receive revenue from the discontinued services is unknown as of the date of this Report. We expect significant reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period. Revenue related to providing services for Oracle PeopleSoft products accounted for approximately 3% and 6% of revenue for the nine months ended September 30, 2026 and 2025, respectively.

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

Uncertainty regarding changes continuing to be made in laws and regulations by the current U.S. administration, changing interest rates, along with uncertainty about U.S. trade policies, particularly when pertaining to treaties, tariffs and other limitations on international trade, are causing economic and geopolitical uncertainty. Despite these macroeconomic and geopolitical pressures, we expect to continue to be able to market, sell and provide our current and future products and services to clients in non-sanctioned countries globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. Further, although our operations are influenced by general economic conditions, we do not believe the impacts of the economic disruptions described above had a significant net impact on our revenue or results of operations during the three and nine months ended September 30, 2026.

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

Key Business Metrics

Number of clients

Since the founding of our Company, we have made the expansion of our client base a priority. We believe that our ability to expand our client base is an indicator of the growth of our business, the success of our sales and marketing activities, and the value that our services bring to our clients. We define an active client as a distinct entity, such as a company, an educational or government institution, or a business unit of a company that purchases our services to support a specific product. For example, we count as two separate active clients when support for two different products is being provided to the same entity. As of September 30, 2026 and 2025, we had 3,214 and 3,155 active clients, respectively.

We define a unique client as a distinct entity, such as a company, an educational or government institution or a subsidiary, division or business unit of a company that purchases one or more of our products or services. We count as two separate unique clients when two separate subsidiaries, divisions or business units of an entity purchase our products or services. As of September 30, 2026 and 2025, we had 1,601 and 1,590 unique clients, respectively.

The increase in both our active and unique client counts is attributable to a combination of new unique client wins as well as to cross-sales of new support, products and services to existing clients. As noted previously, we intend to focus future growth on both new and existing clients who more broadly adopt our enterprise software products and services.

Annualized recurring revenue

We recognize subscription revenue on a daily basis. We define annualized recurring revenue as the amount of subscription revenue recognized during a quarter and multiplied by four. This gives us an indication of the revenue that can be earned in the following 12-month period from our existing client base, assuming no cancellations or price changes occur during that period. Subscription revenue, which excludes any non-recurring revenue, was $105 million, or 94% of total revenue, for the three months ended September 30, 2026 and $98 million, or 95% of total revenue for the three months ended September 30, 2025. Excluding subscription revenue from support for Oracle PeopleSoft products, our subscription revenue was $103 million and $93 million for the three months ended September 30, 2026 and 2025, respectively.

Our annualized recurring revenue was $421 million and $391 million as of September 30, 2026 and 2025, respectively. Excluding subscription revenue from support for Oracle PeopleSoft products, our annualized subscription revenue was $410 million and $374 million as of September 30, 2026 and 2025, respectively.

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

We define revenue retention rate as the actual subscription revenue (dollar-based) recognized in a 12-month period from clients that existed on the day prior to the start of the 12-month period divided by our annualized recurring revenue as of the day prior to the start of the 12-month period. Our revenue retention rate was 90% and 89% for the 12 months ended September 30, 2026 and 2025, respectively.

Gross profit margin

We derive revenue through the provision of our enterprise software products and services. All the costs incurred in providing these products and services are recognized as part of the cost of revenue. The cost of revenue includes all direct product line expenses, as well as the expenses incurred by our shared services organization which supports all product lines.

We define gross profit as the difference between revenue and the costs incurred in providing the software products and services. Gross profit margin is the ratio of gross profit divided by revenue. Our gross profit margin was approximately 61.4% and 59.9% for the three months ended September 30, 2026 and 2025, respectively.

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

Our consolidated statements of operations for the three months ended September 30, 2026 and 2025, are presented below (in thousands):

	Three Months Ended September 30,		Variance
	2026	2025	Amount	Percent
Revenue	$112,056	$103,428	$8,628	8.3%
Cost of revenue:
Employee compensation and benefits	24,125	24,609	(484)	(2.0)%
Engineering consulting costs	8,249	7,359	890	12.1%
Administrative allocations (1)	5,290	4,780	510	10.7%
All other costs	5,600	4,742	858	18.1%
Total cost of revenue	43,264	41,490	1,774	4.3%
Gross profit	68,792	61,938	6,854	11.1%
Gross profit margin	61.4%	59.9%
Operating expenses:
Sales and marketing	39,049	37,939	1,110	2.9%
General and administrative	16,774	18,241	(1,467)	(8.0)%
Research and development	1,178	—	1,178	N/A
Reorganization costs	1,944	752	1,192	158.5%
Litigation costs and related recoveries, net	—	621	(621)	(100.0)%
Total operating expenses	58,945	57,553	1,392	2.4%
Operating income	9,847	4,385	5,462	124.6%
Non-operating income and (expenses):
Interest expense	(980)	(1,446)	466	(32.2)%
Other income (expenses), net	1,060	531	529	99.6%
Income before income taxes	9,927	3,470	6,457	186.1%
Income taxes	(3,405)	(704)	(2,701)	383.7%
Net income	$6,522	$2,766	$3,756	135.8%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount.

Revenue. Revenue grew from $103.4 million for the three months ended September 30, 2025 to $112.1 million for the three months ended September 30, 2026, an increase of $8.6 million or 8%. The increase in revenue was driven primarily by growth in our subscription revenue of $7.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Excluding revenue for Oracle’s PeopleSoft software products, adjusted revenue increased by 11% for the three months ended September 30, 2026.

On a geographic basis, United States revenue grew from $46.3 million for the three months ended September 30, 2025 to $48.3 million for the three months ended September 30, 2026, an increase of $2.0 million or 4%. Excluding revenue for Oracle’s PeopleSoft software products, U.S. revenue increased 7%. Our international revenue grew from $57.2 million for the three months ended September 30, 2025 to $63.8 million for the three months ended September 30, 2026, an increase of $6.6 million or 12%. Excluding revenue for Oracle’s PeopleSoft software products, international revenue increased 14%.

Presented below is a reconciliation of our GAAP revenue to adjusted revenue, which excludes PeopleSoft revenue (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	Reported Revenue	Less PeopleSoft	Adjusted Revenue	Reported Revenue	Less PeopleSoft	Adjusted Revenue	Reported Variance	Adjusted Variance
U.S.	$48,264	$1,922	$46,342	$46,254	$2,964	$43,290	4.3%	7.1%
International	63,792	798	62,994	57,174	1,694	55,480	11.6%	13.5%
Total	$112,056	$2,720	$109,336	$103,428	$4,658	$98,770	8.3%	10.7%

We are required to complete our previously-announced Wind Down of support and services for Oracle PeopleSoft products no later than July 31, 2028. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 2% and 5% of the Company’s total revenue for the three months ended September 30, 2026 and 2025, respectively.

We present adjusted revenue as a supplemental non-GAAP financial measure. We believe this measure provides useful information to investors regarding underlying revenue trends as we transition away from PeopleSoft-related services because management uses the measure to evaluate the performance of the business during this transition. Adjusted revenue should be considered in addition to, and not as a substitute for or superior to, GAAP revenue and may not be comparable to similarly titled measures used by other companies.

Cost of revenue. Cost of revenue increased from $41.5 million for the three months ended September 30, 2025 to $43.3 million for the three months ended September 30, 2026, an increase of $1.8 million or 4%. The key drivers related to the cost of revenue increase were a $0.9 million increase in engineering consulting costs, a $0.5 million increase in administrative allocations and a $0.9 million increase in all other costs. These items were offset by a decrease in employee compensation and benefits of $0.5 million.

Gross profit. Gross profit grew from $61.9 million for the three months ended September 30, 2025 to $68.8 million for the three months ended September 30, 2026, an increase of $6.9 million or 11%. Gross profit margin for the three months ended September 30, 2025 was 59.9% compared to 61.4% for the three months ended September 30, 2026. For the three months ended September 30, 2026, the total cost of revenue increased by 4% compared to an increase in revenue of 8% for the three months ended September 30, 2026. As a result, our gross profit margin improved by 150 basis points period over period. We will continue to monitor and manage our overall gross margin as we enter and invest in a broader mix of products and services.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 35% and 37% for the three months ended September 30, 2026 and 2025, respectively. In dollar terms, sales and marketing expenses increased from $37.9 million for the three months ended September 30, 2025 to $39.0 million for the three months ended September 30, 2026, an increase of $1.1 million or 3%. This increase was primarily due to the following: (i) a $0.6 million increase in employee compensation and benefits, (ii) a $0.7 million increase related to marketing programs and promotions and (iii) a $0.5 million increase in allocated costs. These increases were partially offset by a decline in travel costs of $0.6 million. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

We expect to incur higher sales and marketing expenses associated with supporting the growth of our business as we continue to bring to market our new solutions and partnerships.

General and administrative expenses. General and administrative expenses decreased from $18.2 million for the three months ended September 30, 2025 to $16.8 million for the three months ended September 30, 2026, a decrease of $1.5 million or 8%. This decrease was generally due to the following: (i) a decline in sales and other taxes of $1.4 million, (ii) an increased benefit of administrative allocation expenses of $1.1 million and (iii) a decline in employee compensation and benefits of $1.0 million. These favorable variances were offset primarily by (iv) an increase in computer and software licenses of $0.8 million, (v) an increase in professional services of $0.3 million and (vi) an increase in other costs of approximately $0.9 million.

Research and development expenses. In 2026, we made a strategic decision to utilize key personnel and resources to focus on research and development activities related to existing products and the development of new products for our technology solutions. Our primary development strategy is to incorporate Agentic AI solutions to extend the life cycle of existing highly customizable ERP systems by automating and organizing business processes for enhanced flexibility, scalability and integration. Research and development expenses were $1.2 million for the three months ended September 30, 2026.

Reorganization costs. Reorganization costs increased from $0.8 million for the three months ended September 30, 2025 to $1.9 million for the three months ended September 30, 2026. The costs were primarily related to severance costs associated with our reorganization plan. We may incur additional reorganization costs during the fourth quarter of 2026 as we continue to optimize our cost structure in areas where opportunities exist to streamline our operations.

Litigation costs and related recoveries, net. Litigation costs and related recoveries, net consist of the following (in thousands):

	Three Months Ended September 30,
	2026	2025	Variance
Professional fees and other costs of litigation	$—	$621	$(621)
Litigation costs and related recoveries, net	$—	$621	$(621)

Professional fees and other costs associated with our litigation with Oracle decreased from $0.6 million for the three months ended September 30, 2025 to none for the three months ended September 30, 2026. Please refer to Note 8 to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, for additional information regarding our litigation with Oracle.

Interest expense. Interest expense decreased from $1.4 million for the three months ended September 30, 2025 to $1.0 million for the three months ended September 30, 2026, primarily due to lower outstanding borrowings. During the nine months ended September 30, 2026, we made principal payments totaling $25.9 million on the term loan, consisting of multiple voluntary prepayments and one scheduled payment. Our most recent voluntary prepayment was $5.0 million on August 27, 2026. These principal payments reduced interest expense by $0.5 million for the three months ended September 30, 2026.

Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the three months ended September 30, 2026, net other income of approximately $1.1 million was comprised of interest income from cash and cash equivalents of $0.9 million and foreign currency gains of $0.2 million, which was offset by other expenses of $0.1 million. For the three months ended September 30, 2025, net other income of approximately $0.5 million was comprised primarily of interest income of $1.0 million, which was offset by foreign currency losses of $0.4 million and other expenses of $0.1 million.

Income taxes. We had an income tax expense of $0.7 million for the three months ended September 30, 2025 compared to $3.4 million for the three months ended September 30, 2026. For the three months ended September 30, 2026, the primary reason for the change in income taxes was due to an increase of income before taxes of $6.5 million in the current year period compared to the prior year period.

Comparison of Nine Months Ended September 30, 2026 and 2025

Our consolidated statements of operations for the nine months ended September 30, 2026 and 2025, are presented below (in thousands):

	Nine Months Ended September 30,		Variance
	2026	2025	Amount	Percent
Revenue	$328,604	$311,746	$16,858	5.4%
Cost of revenue:
Employee compensation and benefits	75,080	75,748	(668)	(0.9)%
Engineering consulting costs	23,796	20,113	3,683	18.3%
Administrative allocations (1)	15,350	13,315	2,035	15.3%
All other costs	15,624	14,245	1,379	9.7%
Total cost of revenue	129,850	123,421	6,429	5.2%
Gross profit	198,754	188,325	10,429	5.5%
Gross profit margin	60.5%	60.4%
Operating expenses:
Sales and marketing	120,428	110,214	10,214	9.3%
General and administrative	51,925	52,617	(692)	(1.3)%
Research and development	2,863	—	2,863	N/A
Reorganization costs	2,517	1,936	581	30.0%
Litigation costs and related recoveries, net	—	(31,386)	31,386	(100.0)%
Total operating expenses	177,733	133,381	44,352	33.3%
Operating income	21,021	54,944	(33,923)	(61.7)%
Non-operating income and (expenses):
Interest expense	(3,361)	(4,750)	1,389	(29.2)%
Other income (expenses), net	(464)	1,686	(2,150)	(127.5)%
Income before income taxes	17,196	51,880	(34,684)	(66.9)%
Income taxes	(6,915)	(15,506)	8,591	(55.4)%
Net income	$10,281	$36,374	$(26,093)	(71.7)%

(1)Includes the portion of costs for IT, security services and facilities costs that are allocated to cost of revenue. In our Unaudited Condensed Consolidated Financial Statements, the total of such costs is allocated between cost of revenue, sales and marketing, and general and administrative expenses, based primarily on relative headcount.

Revenue. Revenue grew from $311.7 million for the nine months ended September 30, 2025 to $328.6 million for the nine months ended September 30, 2026, an increase of $16.9 million or 5%. The increase in revenue was driven primarily by growth in our subscription revenue of $13.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Excluding revenue for Oracle’s PeopleSoft software products, adjusted revenue increased by 9% for the nine months ended September 30, 2026.

On a geographic basis, United States revenue declined from $145.5 million for the nine months ended September 30, 2025 to $143.5 million for the nine months ended September 30, 2026, a decrease of $2.0 million or 1%. Excluding revenue for Oracle’s PeopleSoft software products, U.S. revenue increased by 3% for the nine months ended September 30, 2026. Our international revenue grew from $166.2 million for the nine months ended September 30, 2025 to $185.1 million for the nine months ended September 30, 2026, an increase of $18.9 million or 11%. Excluding revenue for Oracle’s PeopleSoft software products, international revenue increased by 13% for the nine months ended September 30, 2026.

Presented below is a reconciliation of our GAAP revenue to adjusted revenue, which excludes PeopleSoft revenue (in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	Reported Revenue	Less PeopleSoft	Adjusted Revenue	Reported Revenue	Less PeopleSoft	Adjusted Revenue	Reported Variance	Adjusted Variance
U.S.	$143,516	$6,203	$137,313	$145,512	$12,505	$133,007	(1.4)%	3.2%
International	185,088	2,812	182,276	166,234	5,058	161,176	11.3%	13.1%
Total	$328,604	$9,015	$319,589	$311,746	$17,563	$294,183	5.4%	8.6%

We are required to complete our previously-announced Wind Down of support and services for Oracle PeopleSoft products no later than July 31, 2028. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 3% and 6% of the Company’s total revenue for the nine months ended September 30, 2026 and 2025, respectively.

We present adjusted revenue as a supplemental non-GAAP financial measure. We believe this measure provides useful information to investors regarding underlying revenue trends as we transition away from PeopleSoft-related services because management uses the measure to evaluate the performance of the business during this transition. Adjusted revenue should be considered in addition to, and not as a substitute for or superior to, GAAP revenue and may not be comparable to similarly titled measures used by other companies.

Cost of revenue. Cost of revenue increased from $123.4 million for the nine months ended September 30, 2025 to $129.9 million for the nine months ended September 30, 2026, an increase of $6.4 million or 5%. The key drivers related to the cost of revenue increase were a $3.7 million increase in engineering consulting costs, a $2.0 million increase in administrative allocations, and a $1.4 million increase in all other costs. These unfavorable variances were slightly offset by a decrease in employee compensation and benefits of $0.7 million.

Gross profit. Gross profit increased from $188.3 million for the nine months ended September 30, 2025 to $198.8 million for the nine months ended September 30, 2026, an increase of $10.4 million or 6%. Gross profit margin for the nine months ended September 30, 2025 was 60.4% compared to 60.5% for the nine months ended September 30, 2026. For the nine months ended September 30, 2026, the total cost of revenue increased by 5.2% compared to an increase in revenue of 5.4% for the nine months ended September 30, 2026. As a result, our gross profit margin increased by 10 basis points period over period. We will continue to monitor and manage our overall gross margin as we enter and invest in a broader mix of products and services.

Sales and marketing expenses. As a percentage of our revenue, sales and marketing expenses were 37% and 35% for the nine months ended September 30, 2026 and 2025, respectively. In dollar terms, sales and marketing expenses increased from $110.2 million for the nine months ended September 30, 2025 to $120.4 million for the nine months ended September 30, 2026, an increase of $10.2 million or 9%. This increase was primarily due to the following: (i) a $3.9 million increase in employee compensation and benefits, (ii) a $2.7 million increase related to marketing programs and promotions, (iii) a $2.5 million increase in allocated costs, (iv) a $0.8 million increase in travel costs and (v) a $0.6 million increase in contract labor. These increases were partially offset by a $0.3 million decrease in all other costs. We will continue to seek additional revenue by selectively investing in resources and marketing programs that we believe will be scalable and help drive future revenue growth.

We expect to incur higher sales and marketing expenses associated with supporting the growth of our business as we continue to bring to market our new solutions and partnerships.

General and administrative expenses. General and administrative expenses decreased from $52.6 million for the nine months ended September 30, 2025 to $51.9 million for the nine months ended September 30, 2026, a decrease of $0.7 million or 1.3%. This decrease was due to the following: (i) an increased benefit of administrative allocation expenses of $4.7 million and (ii) a decrease in sales and other taxes of $1.3 million. These favorable variances were offset, in part, by (i) an increase in employee compensation and benefits of $0.9 million, (ii) an increase in computer and software licenses of $2.1 million and (iii) an increase in other expenses totaling $2.3 million.

Research and development expenses. In 2026, we made a strategic decision to utilize key personnel and resources to focus on research and development activities related to existing products and the development of new products for our technology solutions. Our primary development strategy is to incorporate Agentic AI solutions to extend the life cycle of existing highly customizable ERP systems by automating and organizing business processes for enhanced flexibility, scalability and integration. Research and development expenses were $2.9 million for the nine months ended September 30, 2026.

Reorganization costs. Reorganization costs increased from $1.9 million for the nine months ended September 30, 2025 to $2.5 million for the nine months ended September 30, 2026. The costs were primarily related to severance costs associated with our reorganization plan. We may incur additional reorganization costs during the fourth quarter of 2026 as we continue to optimize our cost structure in areas where opportunities exist to streamline our operations.

Litigation costs and related recoveries, net. Litigation costs and related recoveries, net consist of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025	Variance
Litigation settlement	$—	$(36,196)	$36,196
Professional fees and other costs of litigation	—	4,810	(4,810)
Litigation costs and related recoveries, net	$—	$(31,386)	$31,386

In July 2025, in accordance with the terms of the Settlement Agreement, we received from Oracle approximately $37.9 million of the $58.5 million in attorneys’ fees and costs that we previously paid to Oracle in late 2024. As a result, we recognized the loss recovery as litigation settlement income of $36.2 million and interest income of $1.7 million for the nine months ended September 30, 2025.

Professional fees and other costs associated with the above litigation decreased from $4.8 million for the nine months ended September 30, 2025 to none for the nine months ended September 30, 2026. Please refer to Note 8 to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, for additional information regarding our litigation with Oracle.

Interest expense. Interest expense decreased from $4.8 million for the nine months ended September 30, 2025 to $3.4 million for the nine months ended September 30, 2026, primarily due to lower outstanding borrowings. During the nine months ended September 30, 2026, we made principal payments totaling $25.9 million on the term loan, reducing the average outstanding principal balance and resulting in a $0.9 million decrease in term loan interest expense compared with the prior-year period. In addition, we had no borrowings under the revolving line of credit during the nine months ended September 30, 2026, compared to an average principal balance of $9.5 million during the prior-year period, resulting in a $0.5 million decrease in related interest expense.

Other income (expenses), net. Other income (expenses), net is primarily comprised of interest income, foreign exchange gains and losses, and other non-operating income and expenses. For the nine months ended September 30, 2026, net other expense of approximately $0.5 million was comprised of foreign exchange losses of $2.6 million and other expenses of $0.3 million, which were partially offset by interest income from cash and cash equivalents of $2.4 million. For the nine months ended September 30, 2025, net other income of approximately $1.7 million was comprised primarily of interest income of $4.1 million, which included $1.7 million related to interest income comprising a portion of the total $37.9 million of attorneys’ fees and costs remitted by Oracle to us as well as interest income earned from cash and cash equivalents. The interest income was offset, in part, by foreign exchange losses of $2.1 million and other expenses of $0.3 million.

Income taxes. We recorded an income tax expense of $15.5 million for the nine months ended September 30, 2025 compared to $6.9 million for the nine months ended September 30, 2026. For the nine months ended September 30, 2026, the primary reason for the change in income taxes was due to a decrease of income before taxes of $34.7 million in the current year period compared to the prior year period.

Liquidity and Capital Resources

Overview

As of September 30, 2026, our primary source of cash is collections from client billings. Other customary sources of cash have historically included proceeds from interest income earned on cash and cash equivalents and short-term investments, sales and maturities of short-term investments and proceeds from our Credit Facility. Our primary uses of cash are general business expenses, capital expenditures and repayments of borrowings on our Credit Facility. Other customary uses of cash have included purchases of short-term investments and our stock repurchase program, from time to time.

As of September 30, 2026, we had a working capital deficit of $50.8 million and an accumulated deficit of $191.1 million. For the three months ended September 30, 2026, we recorded net income of $6.5 million. As of September 30, 2026, we had available cash and cash equivalents of $93.3 million.

Credit Facility

In April 2024, we refinanced our $90 million five-year term loan, which had an outstanding principal balance of $70.9 million, with our Credit Facility, a five-year senior secured credit facility consisting of a $75.0 million term loan and a $35.0 million revolving line of credit.

As of September 30, 2026, we had outstanding term loan borrowings of $43.4 million and no borrowings on the revolving line of credit under our Credit Facility. During the nine months ended September 30, 2026, we made aggregate principal payments of $25.9 million.

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

The Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio greater than 1.25, a total leverage ratio less than 3.75, and a minimum liquidity balance of at least $20.0 million in U.S. cash. We believe that we are in compliance with these financial covenants for the three months ended September 30, 2026.

Please refer to Note 5 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for information regarding our Credit Facility, including the first amendment dated March 27, 2026 thereto.

Liquidity

A key component of our business model is that most clients prepay annually for the services we will provide over the following year or longer. As a result, we generally collect cash from our clients in advance of when the related service costs are incurred. As of September 30, 2026, our current liabilities included $210.8 million of deferred revenue. Because deferred revenue represents amounts billed in advance of providing the related services and does not require a corresponding future cash payment equal to the recorded liability, we do not believe our working capital deficit of $50.8 million, by itself, is indicative of our liquidity needs. As an indicator of the costs associated with providing our services, cost of revenue represented approximately 39% of revenue for the three months ended September 30, 2026.

As of September 30, 2026, we had $93.3 million of cash and cash equivalents and $35.0 million of available borrowing capacity under our revolving line of credit. We also had $43.4 million of outstanding term loan principal, with the next and final scheduled principal payment not due until April 30, 2029, though we will continue to evaluate whether any additional principal prepayments will be made prior to that date.

Based on our current operating plans and expectations, and assuming that our operations are not significantly adversely impacted by inflation, changes in interest rates, global economic or geopolitical uncertainties, or the litigation matters disclosed in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, we believe that our existing cash and cash equivalents, cash flows from operating activities and borrowing capacity under our Credit Facility will be sufficient to meet our anticipated cash requirements, including working capital, planned capital expenditures, contractual obligations and debt service requirements, for at least the next twelve months.

Our future capital requirements depend on many factors, including client growth, number of employees, expansion of sales and marketing activities, research and development efforts, and the introduction of new and enhanced service offerings and additional investments in our infrastructure. We plan to make significant investments in our IT infrastructure in 2027, which will increase our capital expenditures relative to prior periods. We may also enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. In the long term, we may choose to seek additional debt or equity financing to support these capital requirements. In an economic downturn, however, we may be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Facility could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$7,677	$40,659
Investing activities	(4,194)	(3,865)
Financing activities	(29,701)	(21,810)
Effect of foreign currency on cash	(214)	5,720
Net change in cash, cash equivalents and restricted cash	$(26,432)	$20,704

Cash Flows From Operating Activities

Our primary source of operating cash is collections from client billings. A key component of our business model generally requires customers to prepay annually for services we provide over the following year or longer. As a result, the timing of billings and collections can cause operating flows to vary from period to period and may not correspond directly with the timing of revenue recognition. Our primary uses of operating cash are for employee-related expenditures, outsourced labor, marketing activities, computer supplies, software and licenses, litigation and leased facilities.

For the nine months ended September 30, 2026 and 2025, net cash provided by operating activities was $7.7 million and $40.7 million, respectively. The $40.7 million for the nine months ended September 30, 2025 included the receipt of $37.9 million of litigation settlement proceeds in July 2025, which did not recur in 2026.

For the nine months ended September 30, 2026, net cash provided by operating activities of $7.7 million consisted of net income of $10.3 million, adjusted for $14.8 million of non-cash items, partially offset by $17.4 million of unfavorable changes in operating assets and liabilities. The most significant changes in operating assets and liabilities included a $48.5 million decrease in accounts receivable, primarily reflecting cash collections, partially offset by a $53.0 million decrease in deferred revenue as revenue recognized during the period exceeded billings, and a decrease in accrued compensation and other accruals, primarily related to the payment of prior-year bonuses and commissions.

For the nine months ended September 30, 2025, net cash provided by operating activities was $40.7 million, including the benefit of the litigation settlement proceeds, as described above. Operating cash flows also reflected a decrease in accounts receivable as cash collections exceeded billings, partially offset by a decrease in deferred revenue as revenue recognized exceeded billings, and an increase in prepaid expenses, deposits and other assets resulting from payments for software licenses and future marketing tradeshows.

Cash Flows From Investing Activities

For the nine months ended September 30, 2026, cash flows used in investing activities of $4.2 million were driven by capital expenditures for computer equipment and software and leasehold improvements as we continued to invest in our business infrastructure and geographic locations, primarily in the U.S. and India. We expect cash flows used in investing activities to increase in 2027 to fund planned IT infrastructure improvements.

For the nine months ended September 30, 2025, cash flows used in investing activities of $3.9 million were primarily driven by capital expenditures for leasehold improvements, software development costs, and computer equipment, primarily in Brazil, Korea and the U.S.

Cash Flows From Financing Activities

For the nine months ended September 30, 2026, cash utilized in financing activities of $29.7 million was primarily attributable to $25.9 million of term-loan principal payments related to the Credit Facility and $5.0 million of Common Stock repurchases which were offset, in part, by proceeds from stock option exercises.

For the nine months ended September 30, 2025, cash utilized in financing activities of $21.8 million was attributable to principal payments related to the Credit Facility revolving line of credit and term loan, payments to repurchase shares of Common Stock, and finance lease payments which were offset, in part, by proceeds from stock option exercises.

Effect of Foreign Currency Translation and Foreign Subsidiaries

The effect of foreign currency translation changes was unfavorable for $0.2 million and favorable for $5.7 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the unfavorable foreign currency impact was related to several of our foreign subsidiaries’ local currencies as the U.S. dollar strengthened in September 2026. As of September 30, 2026, we had cash and cash equivalents of $31.2 million held by our foreign subsidiaries.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Australian Dollar, Brazilian Real, British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Israeli New Shekel. For the three months ended September 30, 2026 and 2025, we generated approximately 57% and 55% of our revenue from our international business, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we continue to evaluate the costs and benefits of entering into future foreign currency hedging transactions.

As of September 30, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our income before income taxes by a plus or minus of $2.0 million in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income and would have impacted the effect of foreign currency changes on cash by a plus or minus $3.2 million in our Unaudited Condensed Consolidated Statement of Cash Flows.

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

Accordingly, we are exposed to market risk due to variable interest rates based on SOFR. As of September 30, 2026, we had $43.4 million outstanding debt under the Credit Facility and no borrowings under the revolving line of credit. As of September 30, 2026, a hypothetical adverse change of 100 basis points in SOFR would have resulted in an increase of approximately $0.4 million in annual interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as Note 5 and Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information related to the Credit Facility.
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

In connection with the preparation of this Report, as of September 30, 2026, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, they concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should also refer to the explanation of the qualifications and limitations on forward-looking statements under “Cautionary Note About Forward-Looking Statements” set forth in the introduction to Part I, Item 2 of this Report. All forward-looking statements made by us are qualified by the risk factors described below.

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
•We may not be successful in developing, implementing or commercializing our Agentic AI ERP initiatives.
•Incorporating AI technologies into our products and services or using AI in our operations may expose us and our clients to risks and result in challenges that could adversely affect our and our clients’ respective businesses, reputations and financial results.
•Agentic AI technologies may take actions beyond those intended or authorized, and our controls may not prevent, detect or remediate such actions on a timely basis.
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
•If our retention rate decreases or we do not accurately forecast retention rates, our future revenue and results of operations may be harmed.
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

We will need to generate and sustain increased revenue levels in future periods while managing our costs to be profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. Our revenue increased from $311.7 million for the nine months ended September 30, 2025 to $328.6 million for the nine months ended September 30, 2026, representing a period over period increase of 5%. However, we cannot assure you that our revenue will continue to increase. We believe our revenue growth depends on a number of factors, including our ability to:

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

In addition, our current and potential competitors, including enterprise platform vendors that are acquiring, building or investing in automation and AI functionality or partnering with automation and AI providers, including agentic AI providers, may develop and market new technologies that render our existing or future enterprise software support, products or services (including our Agentic AI ERP solutions) less competitive or obsolete. AI is changing the competitive dynamics of our industry. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, may invest more in AI development than us or have access to more advanced AI models or platforms with autonomous agents with greater capabilities or broader functionality, which could reduce demand for our products and services and adversely affect our results of operations. In addition, if any of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more of, our strategic partners, this could adversely impact our ability to compete.

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

As enterprise software products become more advanced and complex, we will need to devote additional resources to innovating, improving and expanding our offerings to provide products and services to our clients using these more advanced and complex products. In addition, we will need to appropriately scale our internal business systems and our global operations and client engagement teams to serve the changing needs of our client base, particularly as our client demographics expand. Any such expansion may be expensive and complex, requiring financial investments, and management time and attention. Any failure of or delay in these efforts could adversely affect the quality or success of our services and negatively impact client satisfaction, potentially decreasing sales to new clients and lowering renewal rates by existing clients. The commercial success of new or enhanced product and service offerings depends on a number of factors, including timely and successful development; effective distribution and marketing; market acceptance; compatibility with existing and emerging standards, platforms, software delivery methods and technologies; maintaining strategic partnerships; accurately predicting and anticipating customer needs and expectations and the direction of technological change; identifying and innovating in the right technologies; and differentiation from other solutions. If we fail to anticipate or identify technological, creative, productivity or marketing trends or fail to devote appropriate resources to adapt to such trends, our business could be harmed. Furthermore, changes in client demand or changes in our product offerings resulting from external events outside of our control, as well as from our Wind Down of support and services for Oracle’s PeopleSoft products, could require us to alter the scale of our business, including implementing additional workforce reductions.

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

We may not be successful in developing, implementing or commercializing our Agentic AI ERP solutions and other product development initiatives. Further, incorporating AI technologies into our products and services or using AI technologies in our operations may expose us and our clients to operational, competitive, cybersecurity and other risks and result in legal, regulatory, ethical and other challenges, which could adversely affect our and our clients’ respective businesses, reputations and financial results.

We have recently made and expect to continue to make investments, in collaboration with our strategic partners, to integrate agentic AI into our products and services and to update our Solutions Portfolio to enable our clients to leverage agentic AI and other product development initiatives across their ERP software suites for insights, digital experiences and applications. Agentic AI may become a more prominent component of our Solutions Portfolio over time. Our ongoing efforts to promote our Agentic AI ERP solutions and other product development initiatives may not be successful, and these initiatives may not achieve anticipated functionality, client adoption, revenue or profitability, and integration and infrastructure costs may exceed our expectations. Our competitors or other third parties may incorporate agentic and other AI technologies into their offerings more successfully than we do and achieve greater and faster adoption, which could impair our ability to compete effectively and adversely affect our business and financial results. AI technology is evolving quickly. To remain competitive, we must make significant investments to continue to successfully incorporate and leverage AI technology into our products and services. Our ability to incorporate AI technology into our products depends on the availability, performance and pricing of third-party hardware and software equipment and technical infrastructure, as well as maintaining strategic partnerships with multiple third-party service providers and platforms. Our competitors or other third parties may also have or in the future obtain rights that would prevent, limit or interfere with our ability to incorporate AI into our products and services. For these reasons, among others, we may not be able to compete effectively in the evolving market for AI solutions, including the evolving market for Agentic AI ERP solutions.

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

The highly complex and rapidly developing nature of AI technology makes it impossible to predict all of the legal, operational or technological risks that may arise relating to our use of AI. Any of these risks could materially adversely affect our and our clients’ respective businesses, financial conditions and results of operations.

Agentic AI technologies may take actions beyond those intended or authorized, and our controls may not prevent, detect or remediate such actions on a timely basis.

Agentic AI technologies may be configured to access enterprise systems, invoke software tools, use or modify data, initiate transactions and execute or coordinate multi-step workflows with limited human intervention. Our Agentic AI ERP solutions, and the agentic AI technologies used in our internal operations, could misunderstand instructions, pursue an objective in an unintended manner, act outside the scope of delegated authority, use excessive permissions or take erroneous, unauthorized or difficult-to-reverse actions. Such actions could alter or delete data, disrupt business processes, create inaccurate records, execute improper transactions, violate contractual or regulatory requirements or otherwise cause losses to us, our clients or third parties.

We and our clients may implement safeguards such as human approvals, access restrictions, least-privilege permissions, segregation of duties, testing, monitoring, logging, usage limits, validation procedures, rollback capabilities and incident-response processes. These safeguards may be improperly designed, configured or implemented, may not operate as intended and may be circumvented or become insufficient as agentic AI technologies, connected systems and use cases evolve. Human reviewers also may over-rely on agent outputs, lack sufficient information or time to identify errors or be unable to intervene before an AI system or agent completes an action. Any failure or perceived failure of these controls could result in inaccurate or unauthorized actions, service disruptions, security incidents, client claims, regulatory scrutiny, remediation costs and harm to our reputation, business and financial results.

We may not be able to fully explain, reproduce, attribute, audit or reverse actions taken by agentic AI technologies, which could hamper investigations, prevent remediation, compromise our or our clients’ financial or operational controls, impact compliance with applicable regulatory requirements and complicate the allocation of responsibility among us, our clients and third-party providers, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

If there is a widespread shift by clients or potential clients to enterprise software vendors, products and releases for which we do not provide products or services, or if our efforts to enhance and expand our current product and service offerings or develop new offerings that will appeal to clients and potential clients are not successful, our business, financial condition and results of operations would be adversely impacted.

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

Furthermore, to execute our business strategy, we must attract and retain highly qualified technical, sales and marketing personnel. Our ability to increase our client base and achieve broader market acceptance of our services will depend to a significant extent on our ability to expand our marketing and sales operations as well as to identify, hire, onboard, train, develop, motivate and retain highly skilled personnel, including key technical, sales and marketing personnel. We plan to continue expanding our sales force globally. We are experiencing a very competitive recruiting environment, creating difficulty in hiring and retaining sufficient numbers of highly skilled sales personnel and other employees, such as engineers and support services personnel, with appropriate qualifications, particularly as we integrate new AI technologies into our Solutions Portfolio that require new or additional skill sets. In particular, we have experienced extreme hiring competition in the San Francisco Bay Area, where we have a significant amount of operations, but also face extremely competitive hiring environments across the United States and other countries in which we operate, including India, Brazil and Malaysia, where we operate or plan to operate our global capability centers. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel, immigration, or the availability of work visas. Many companies with which we compete for experienced personnel have greater resources and less stock price volatility than we do. In making employment decisions, job candidates often consider the value of the equity incentives they are to receive in connection with their employment. If the price of our stock continues to experience significant volatility, our ability to attract or retain qualified employees will be adversely affected. In addition, as we continue to expand into new geographic markets, there can be no assurance that we will be able to attract and retain the required personnel to profitably grow our business. If we fail to attract highly qualified new sales and other personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

Our products and services and the systems infrastructure necessary for the successful delivery of our products and services to clients are inherently complex and may contain material defects or errors unknown to us. We have from time to time found defects in our products and services after delivery and may discover additional defects in the future. In particular, we have developed our own tools and processes to deliver comprehensive tax, legal and regulatory updates tailored for each client, which we endeavor to deliver to our clients in a shorter timeframe than our competitors, which may result in an increased risk of material defects or errors occurring. We may not be able to detect and correct all defects or errors before clients use our products and services, as some may be unknown. These defects or errors could also cause inaccuracies in the data we collect and process for our clients and/or clients’ data, or even the loss, damage or inadvertent release of such data. Even if we are able to implement fixes or corrections to our tax, legal and regulatory updates in a timely manner, any history of defects or inaccuracies in the data we collect and process for our clients, or the loss, damage or inadvertent release of such data could cause our reputation to be harmed, and clients may elect not to renew, extend or expand their agreements with us and subject us to service performance credits, warranty or other claims or increased insurance costs. The costs associated with any material defects or errors in our products and services or other performance problems may be substantial and could materially adversely affect our financial condition and results of operations.

Interruptions or performance problems with technologies and services from third parties that we use to operate critical functions of our business, including any deficiencies associated with AI technologies incorporated by us in our services offerings or used by us, could harm our business.

We depend and rely on software-as-a-service, or SaaS, technologies and related services from third parties to operate critical functions of our business, including our Agentic AI ERP solutions, billing and order management, financial accounting services, and client relationship management services. If these services become unavailable due to extended outages or interruptions, security vulnerabilities, or cyber-attacks, lack of availability on commercially reasonable terms or prices, or due to other unforeseen circumstances, our expenses could increase, our ability to manage these critical functions could be interrupted, and our processes for and ability to manage sales of our products, recognize revenue, and support our clients could be impaired, all of which could adversely affect our business and operating results. We have integrated, and plan to further integrate, AI capabilities and technologies into our product and service offerings, and the continued use and/or development of AI technologies or services by some of our third-party vendors and service providers, as well as any ineffective or inadequate AI development or deployment practices by us or such third-party vendors and service providers, could result in unintended consequences such as reputational damage, legal liabilities or loss of user confidence or business. The algorithms and models used in AI technologies and systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios and may produce hallucinatory or unexpected results, inferences and behaviors. In addition, there is a risk of system failures, disruptions or vulnerabilities that could compromise the integrity, security or privacy of the generated content, including the use of cyberattacks against emerging technologies, such as generative and agentic AI.

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

In addition, the use of agentic AI technologies may create or increase cybersecurity and operational risks, including risks arising from prompt-injection attacks, malicious or corrupted instructions, data poisoning, manipulation of tools or plugins, unauthorized access, privilege escalation and exploitation through connected applications, models, platforms or third-party services. An attacker or other unauthorized party may cause an AI agent to disclose, alter or delete confidential information; invoke tools or access systems beyond its intended authority; initiate improper transactions; or take other actions that are difficult to detect, stop or reverse. Existing cybersecurity controls may not identify or prevent these emerging attack methods, and weaknesses in third-party models, infrastructure, applications or integrations could expose us or our clients to additional risks. Any resulting compromise could adversely affect the integrity, availability, confidentiality or privacy of our or our clients’ systems and data and could subject us to liability, regulatory action, contractual obligations, loss of business and reputational harm.

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

Our 2025 Settlement Agreement with Oracle requires us to complete the Wind Down of our provision of support and services for Oracle PeopleSoft software no later than July 31, 2028 (the “Wind Down Period”). The Wind Down includes, but is not limited to, our Rimini Support, Rimini Manage and Rimini Consult services for Oracle PeopleSoft products. As we provide services for Oracle PeopleSoft products to clients globally, both the pace of revenue reduction during the Wind Down process and the final date that we will receive revenue from the discontinued services are unknown as of the date of this Report. The percentage of revenue derived from support and services the Company provides solely for Oracle PeopleSoft products was approximately 3% and 6% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. We expect continued reductions in revenue related to services for Oracle PeopleSoft products over the course of the Wind Down Period.

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

We are self-insured for any costs related to any current or future intellectual property litigation, although we maintain and have tendered our errors and omissions insurance coverage for the wrongful acts alleged in Oracle’s Rimini I Injunction contempt proceeding to seek determinations of a duty to defend. We obtained a determination of a duty to defend with respect to our primary errors and omissions insurance carrier. We cannot provide assurances that we will prevail on any similar claims that we may tender in the future.

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

If our retention rate decreases, or we do not accurately forecast retention rates, our future revenue and results of operations may be harmed.

Our clients have no obligation to renew their product or service subscription agreements with us after the expiration of a non-cancelable agreement term. In addition, the majority of our multi-year, non-cancelable client agreements are not pre-paid other than the first year of the non-cancelable service period. As such, we may not accurately forecast retention rates for our clients. Our retention rates may decline or fluctuate as a result of a number of factors, including our clients’ decision to license a new product or release from an enterprise software vendor, our clients’ decision to move to another enterprise software vendor, product or release for which we do not offer products or services, global economic conditions, including rising inflation and interest rates on our clients’ businesses, client satisfaction with our products and services, the acquisition of our clients by other companies and clients going out of business. If our clients do not renew their agreements or decrease the amount they spend with us, our revenue will decline and our business will suffer. Certain of our existing clients may choose to license a new or different version of enterprise software from an enterprise software vendor, and such clients’ license agreements with the enterprise software vendor will typically include a minimum one-year mandatory maintenance and support services agreement. In such cases, it is unlikely that these clients would renew their maintenance and support services agreements with us, at least during the early term of the license agreement. In addition, such existing clients could move to another enterprise software vendor, product or release for which we do not offer any products or services.

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

The regulatory frameworks governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, are rapidly evolving and, therefore, are subject to uncertainty and varying interpretations. These laws may be interpreted and applied in a manner that is inconsistent with laws in other jurisdictions or with our existing data management practices or the features of our services. We therefore cannot yet fully determine the impact these or future laws, regulations, and resulting industry standards may have on our business or operations.

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

Our Credit Facility contains certain restrictions and covenants that limit our ability to, among other things, create liens on assets, sell assets, engage in mergers or consolidations, make loans or investments, incur additional indebtedness, engage in certain transactions with affiliates, incur certain material ERISA or pension liabilities and pay dividends or repurchase capital stock and in each case, subject to certain exceptions set forth in our Credit Facility. Further, we are required under our Credit Facility to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of September 30, 2026 and on the date of filing this Report, we were in compliance with these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our Credit Facility could result in a default under the Credit Facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral securing the indebtedness. If we breach these covenants or fail to comply with other terms of the Credit Facility and the lenders accelerate the amounts outstanding under the Credit Facility, our business and results of operations would be adversely affected. Additionally, we may need to refinance our Credit Facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

On September 30, 2026, our outstanding principal under our Credit Facility on the term loan totaled $43.4 million. While we have reduced our borrowings under our Credit Facility, we may incur additional indebtedness in the future. Our

Credit Facility and other debt instruments we may enter into in the future may significantly impact our business, including the following among others:

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

As a result of market interest rate fluctuations, interest rates under our Credit Facility or other variable rate indebtedness we may incur in the future could be higher or lower than current levels. As interest rates increase, our debt service obligations under our Credit Facility may increase even though the amounts borrowed remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We have entered into an interest rate swap agreement that involves the exchange of floating for fixed rate interest payments to partially reduce interest rate volatility under our Credit Facility. However, we currently do not maintain interest rate swap agreements with respect to our other variable rate indebtedness, and any interest rate swap agreements we enter into in the future may not fully mitigate our interest rate risk.

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

Technology sector stocks have historically and recently experienced high levels of volatility. The price of our Common Stock has fluctuated and may continue to fluctuate due to various factors enumerated in this Risk Factors section and elsewhere in this Report. Additional factors impacting the price of our Common Stock could include:

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

These factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Further, if the market for technology sector stocks or the stock market in general experiences a loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our Common Stock may also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us.

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

Based on the number of shares of Common Stock outstanding as of September 30, 2026, two of our stockholders have aggregate voting power of approximately 37.4% of our outstanding capital stock. As of September 30, 2026, (i) approximately 25.4% of our outstanding stock is held by entities affiliated with Adams Street Partners LLC and (ii) approximately 11.9% of our outstanding stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board. Our directors and officers or persons affiliated with our directors and officers have aggregate voting power of approximately 40.1% as of September 30, 2026. As other institutional investors hold more than 5% of outstanding stock as of September 30, 2026, a small number of stockholders comprise a majority of our outstanding stock.

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

Our Board of Directors has authorized a $50.0 million stock repurchase program through June 2029. During the nine months ended September 30, 2026, we acquired 1.0 million shares of Common Stock on the open market at a cost of $5.0 million. Upon completion of all repurchase transactions, the associated shares of Common Stock were retired. Repurchases pursuant to our stock repurchase program could affect our Common Stock price and increase its volatility. The existence of a stock repurchase program could also cause our Common Stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Common Stock. Such repurchase program will not obligate us to repurchase any further specific dollar amount or number of shares of Common Stock within that authorization and may be suspended or discontinued at any time, which could cause the market price of our Common Stock to decline. The timing and actual number of shares repurchased depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Further, the provisions of the Inflation Reduction Act of 2022 impose an excise tax of 1% on the fair market value of stock repurchases, net of certain adjustments for issuances of incentive and other equity. The impact of this provision will depend on the extent of share repurchases and qualified reductions for issuances made in future periods. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the monthly acquisitions of our Common Stock that occurred during the three months ended September 30, 2026.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Approximate dollar value of shares that may yet be purchased (2)
July 1 - 31, 2026	—	$—	—	$36,654,000
August 1 - 31, 2026	970,566	$5.16	970,566	$31,650,000
September 1 - 30, 2026	—	$—	—	$31,650,000
Total	970,566		970,566

(1) Shares were repurchased in open-market transactions under a $50 million stock repurchase program authorized by the Board of Directors in 2022 and extended by the Board of Directors in September 2025 to terminate on June 1, 2029, subject to compliance with the Company’s Credit Facility and provided that all other applicable conditions and legal requirements are satisfied. No shares were purchased other than through publicly announced programs during the periods shown.

(2) Amounts in this column reflect amounts remaining under the applicable $50 million stock repurchase program referenced above.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below:

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

On September 10, 2026, the Company’s Executive Vice President and Chief Client Officer, Nancy Lyskawa, entered into a Rule 10b5-1 trading arrangement providing for (i) the sale of an aggregate 232,864 shares of the Company’s common stock acquired upon the vesting of restricted stock units and performance units previously awarded to Ms. Lyskawa under the terms of the Company’s 2013 Plan and (ii) the same-day sales upon exercise of up to 186,631 employee stock options previously awarded to Ms. Lyskawa under the terms of the Company’s 2013 Plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Securities Exchange Act of 1934. The first date on which any shares may be sold under the trading arrangement is December 9, 2026, and subsequent sales under the trading arrangement may occur from time to time for the duration of the trading arrangement until December 31, 2027, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	October 16, 2017
3.2*	Certificate of Amendment Dated June 6, 2024 to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37397	3.1	June 7, 2024
3.3*	Amended and Restated Bylaws of the Registrant	10-Q	001-37397	3.2	November 1, 2023
10.1*‡	Offer Letter to Keith Costello (EVP and Chief Operating Officer) dated August 5, 2026	8-K	001-37397	10.1	August 12, 2026
31.1†	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to Rule 13a-14(a)
31.2†	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to Rule 13a-14(a)
32.1**	Certification of Seth A. Ravin, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Michael L. Perica, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
† Filed herewith.
‡ Management contract or compensatory plan or arrangement.
* Previously filed and incorporated herein by reference.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIMINI STREET, INC.

Date: October 29, 2026	/s/ Seth A. Ravin
Name: Seth A. Ravin
Title: President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: October 29, 2026	/s/ Michael L. Perica
Name: Michael L. Perica
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)